Form 10-Q
period 1994-12-31
AMERICAN PACIFIC CORP
filed 1995-02-10
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             -
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 1-8137

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         AMERICAN PACIFIC CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                                     59-6490478
       (State or other jurisdiction                          (IRS Employer
            of incorporation or                         Identification No.)
               organization)

3770 HOWARD HUGHES PARKWAY, SUITE 300
LAS VEGAS, NV                                                   89109
(Address of principal executive offices)                      (Zip Code)


                                (702) 735-2200
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                                --------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

       Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No__
                                               -

                     Applicable Only to Corporate Issuers

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,152,291 AS OF JANUARY 31, 1995.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          --------------------

          The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 13 of this Report on Form 10-Q.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          The information required by Item 303 of Regulation S-K is provided on pages 14 through 20 of this Report on Form 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

          The information required by Item 103 of Regulation S-K is provided on pages 8 through 11 of this Report on Form 10-Q.

ITEM 2. through  ITEM  5.

          Not applicable or none.

ITEM 6.   Exhibits and Reports on Form 8 -K

          a) The following Exhibit is filed in connection with the Registrant's electronic filing:

                    27.  Financial Statement Schedules

          b)  None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN PACIFIC CORPORATION



Date:  February 10, 1995                 s/c C. Keith Rooker
                                         --------------------
                                         C. Keith Rooker
                                         Executive Vice President
                                         Secretary/General Counsel



Date:  February 10, 1995                 s/c David N. Keys
                                         -----------------
                                         David N. Keys
                                         Vice President,
                                         Chief Financial Officer and
                                         Treasurer;  Principal
                                         Financial and Accounting
                                         Officer

                         AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)


- - - --------------------------------------------------------------------
                                                 1994           1993
- - - --------------------------------------------------------------------
Sales and Operating Revenues             $  9,309,000   $ 14,374,000
Cost of Sales                               7,736,000      5,185,000
                                         ---------------------------
 Gross Profit                               1,573,000      9,189,000

Selling, General and Administrative
 Expenses                                   2,564,000      2,816,000


Research and Development                       44,000         21,000

                                         ---------------------------
Operating Income (Loss)                    (1,035,000)     6,352,000

Net Interest and Other Expense
 (Income)                                    (307,000)     1,494,000

                                         ---------------------------
Income (Loss) Before Provision (Credit)
 for Income Taxes                            (728,000)     4,858,000


Provision (Credit) for Income Taxes          (248,000)     1,680,000
                                         ---------------------------
Net Income (Loss)                        $   (480,000)  $  3,178,000
                                         ---------------------------

Net Income (Loss) Per Common Share       $       (.06)  $       0.39
                                         ---------------------------
Weighted Average Common and Common
 Equivalent Shares Outstanding              8,246,000      8,251,000
                                         ---------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


- - - --------------------------------------------------------------------
                                      December 31,   September 30,
                                          1994           1994
- - - --------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and Cash Equivalents            $  19,989,000  $  22,884,000
 Short-term Investments                   2,000,000      2,000,000
 Accounts and Notes Receivable            8,876,000      8,005,000
 Related Party
  Notes Receivable                        1,007,000        942,000
 Inventories                              5,026,000      5,683,000
 Prepaid Expenses and Other Assets        1,448,000      1,062,000
                                    --------------------------------
  Total Current Assets                   38,346,000     40,576,000

Property, Plant and Equipment, Net       82,616,000     81,606,000
Development Property                     11,766,000     11,525,000
Real Estate Equity Investments           15,146,000     14,526,000
Other Assets                              4,996,000      5,105,000
Restricted Cash                           1,591,000      1,584,000

                                    --------------------------------
   TOTAL ASSETS                       $ 154,461,000  $ 154,922,000
                                    --------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

- - - -------------------------------------------------------------------------
                                             December 31,   September 30,
                                                1994            1994
- - - -------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Liabilities   $   6,193,000   $   5,689,000
 Notes Payable and Current Portion of
  Long-Term Debt                                  504,000         504,000
                                            --------------------------------
  Total Current Liabilities                     6,697,000       6,193,000

 Long-Term Debt                                42,283,000      42,176,000
 Deferred Income Taxes                          5,150,000       5,398,000
 Minimum Pension Liability                      1,740,000       1,740,000
                                            --------------------------------
  TOTAL LIABILITIES                            55,870,000      55,507,000
                                            --------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock               3,569,000       3,569,000

SHAREHOLDERS' EQUITY:

Common Stock                                      820,000         820,000
Capital in Excess of Par Value                 78,231,000      78,205,000
Retained Earnings                              17,245,000      17,725,000
Treasury Stock                                   (412,000)        (42,000)
Receivable from the Sale of Stock                 (97,000)        (97,000)
Excess Additional Pension Liability              (765,000)       (765,000)

                                            --------------------------------
  Total Shareholders' Equity                   95,022,000      95,846,000
                                            --------------------------------

                                            --------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                   $ 154,461,000   $ 154,922,000
                                            --------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months ended December 31,
                                  (Unaudited)

- - - ----------------------------------------------------------------------------
                                                       1994           1993
- - - ----------------------------------------------------------------------------
Cash Provided by Operating Activities           $    53,000    $ 6,906,000
                                             --------------------------------

Cash Flows Used for Investing
 Activities:
 Capital Expenditures, Development
  Property Additions and Real Estate
  Equity Investments                             (2,604,000)    (1,966,000)

 Treasury Stock Acquired                           (370,000)
                                             --------------------------------
Net Cash Used For Investing Activities           (2,974,000)    (1,966,000)
                                             --------------------------------

Cash Flows From Financing Activities:
 Principal Payments on Debt                                     (3,286,000)
 Issuance of Common Stock                            26,000
                                             --------------------------------
Net Cash Provided By (Used For)
 Financing Activities                                26,000     (3,286,000)
                                             --------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                (2,895,000)     1,654,000

Cash and Cash Equivalents, Beginning of
 Period                                          22,884,000     12,787,000
                                             --------------------------------
Cash and Cash Equivalents, End of Period        $19,989,000    $14,441,000
                                             --------------------------------
Supplemental Disclosure of Cash Flow
 Information:
Interest Paid (net of amounts
 capitalized)                                                  $ 1,706,000
                                             --------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1994 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. The Condensed Consolidated Financial Statements for the three-month periods ended December 31, 1994 and 1993 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET INCOME PER COMMON SHARE

    Net income per common share for the three-month periods ended December 31, 1994 and 1993 is determined based upon the weighted average number of common and common equivalent shares outstanding. Common share equivalents consist of outstanding stock options and warrants.

3.  INVENTORIES

    Inventories consist of the following:


                                  December 31,  September 30,
                                      1994          1994
                                  ------------  -------------

    Work-in-process                 $1,897,000     $2,884,000
    Raw materials and supplies       3,129,000      2,799,000
                                    ----------     ----------
    Total                           $5,026,000     $5,683,000
                                    ----------     ----------

4.  COMMITMENTS AND CONTINGENCIES

    In December 1992, Thiokol Corporation ("Thiokol") issued a Request for Quotation, inviting Western Electrochemical Company ("WECCO"), a wholly-owned indirect subsidiary of the Company, to submit a proposal for the sale of NASA-related ammonium perchlorate ("AP") over a period extending through mid-1998, approximately two years after the expiration of a Surcharge Agreement (the "Surcharge Agreement") and other agreements with Thiokol (the "NASA/Thiokol agreements"). To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. Based upon the Request for Quotation and the agreement, WECCO submitted a proposal calculated to win the NASA-related AP business of Thiokol through the extended period covered by the proposal. At the time it submitted its proposal,

    WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank (the bank that provided financing, in the form of a term loan (the "WECCO loan"), for the AP plant facility). As a result of its proposal and discussions with Thiokol, WECCO was optimistic that it would succeed in achieving its objective of extending its base contractual assurances for AP sales set forth in the NASA/Thiokol agreements. At a meeting in Ogden, Utah on June 11, 1993, Thiokol delivered to a Company representative a draft memorandum that, if executed by WECCO, would have effectively released Thiokol from its obligations under the NASA/Thiokol agreements. Thiokol also delivered a proposed purchase order that covered AP sales only over a period approximately corresponding to the remaining term of the NASA/Thiokol agreements, rather than through mid-1998, as contemplated by the Request for Quotation, but for a lower quantity although at higher prices than were offered by WECCO over the longer term. Thiokol advised WECCO that it had made a similar proposal to the other producer of AP. At the June 11 meeting Thiokol also advised WECCO that it had commenced a legal action against WECCO in Weber County (Ogden), State of Utah, seeking declaratory relief to the effect that once the principal and interest balance owing by WECCO to Seafirst Bank was fully paid, Thiokol would have no further obligation to purchase AP from WECCO under the NASA/Thiokol agreements, and to the effect that there existed an agreement among NASA, Thiokol, WECCO and Seafirst Bank to prepay the WECCO loan on or about October 1, 1993. Thiokol also advised WECCO that it intended to proceed with the declaratory relief action only if negotiations underway between the parties were not concluded in a manner satisfactory to Thiokol.

    Thiokol's complaint alleged that Thiokol, WECCO, NASA and Seafirst Bank had agreed that Thiokol would prepay WECCO's Seafirst Bank loan in October 1993, and that upon prepayment Thiokol's obligation to purchase AP from WECCO under the NASA/Thiokol agreements would cease. In fact, there neither was nor is any such agreement. Moreover, before submitting its responsive proposal to Thiokol's Request for Quotation, WECCO sought and obtained from a nationally recognized law firm specializing in government contract law, opinions to the effect that (i) only WECCO had the right to prepay the balance owing to Seafirst Bank and (ii) even if the balance owing had been so prepaid, Thiokol would have continued to be obligated to purchase AP from WECCO under the NASA/Thiokol agreements through August 1996.

    On July 8, 1993, Thiokol dismissed, without prejudice, its declaratory relief lawsuit against WECCO. A dismissal "without prejudice" operates as a dismissal of the lawsuit, but does not prevent its re-filing at a later date, nor did it constitute a final resolution of the dispute. According to a "Standstill Agreement" between the parties,"... Thiokol [could] not [have] re-file[d] its action nor commence[d] a new action against WECCO without first giving WECCO five days' notice of its intent to do so and WECCO [could] not [have] file[d] an action against Thiokol without first giving Thiokol 20 days' notice of its intent to do so; and (3) any such litigation [could have been] filed only in state or federal court in Salt Lake County, Utah."

    On March 29, 1994, WECCO and Thiokol agreed to a draft amendment to the 1989 Advance Agreement. On May 10, 1994, the amendment (the "Amendment") was executed. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements. Thiokol separately agreed not to refile its declaratory relief lawsuit. (See Note 5.)

    Following and because of the announcement of Thiokol's lawsuit against WECCO described above, and the consequent decline in the trading prices of the Company's Common Stock, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which have since been consolidated, allege that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol and the Company's operations. Management of the Company believes that the allegations of the consolidated complaint are without merit and the Company and other defendants are vigorously defending the lawsuits.

    No specific amount of damages has been claimed in the shareholder lawsuits, which will involve extended discovery, multiple legal and factual issues and significant uncertainties. Accordingly, a reliable estimate of the amount of potential damages, if any, to the Company cannot be made at the present time. The Company has in force substantial insurance covering this risk. However, defense costs and any potential settlement or judgment associated with this litigation, to the extent borne by the Company and not recovered through insurance, may adversely affect the Company's liquidity.

    As a result of the above-described dispute with Thiokol and the resulting shareholder lawsuits, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of the shareholder lawsuits in future periods. Certain of these costs may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may have the obligation to indemnify its affected officers and directors to the extent, if at all, the existing insurance coverages are insufficient. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. The Company is currently unable to predict or quantify the amount or the range of such costs, if any, or the period of time during which such costs will be incurred.

    In connection with the discontinuance of certain operations in 1985, the Company was contingently liable for certain indebtedness. The company which acquired the operations indemnified the Company for any liability that might result from this contingency. In October 1992, the Company paid $1,500,000 to settle all claims related to this indebtedness. The indemnitor executed a note to the Company in the principal amount of $1,500,000 bearing interest at prime plus two percent. The note is secured by a pledge of the Company's note payable to an affiliated company of the indemnitor in the principal amount of $504,000 at December 31, 1994 and is guaranteed by the affiliated company. As a result, the Company is no longer contingently liable for this indebtedness.

    The Company was served with a complaint on December 10, 1993 in a lawsuit brought by limited partners in a partnership of which one of the Company's former subsidiaries, divested in 1985, was a general partner. The plaintiffs allege that the Company is liable to them in the amount of approximately $5.9 million on a guarantee executed in 1982. The Company believes that the claim against it is wholly without merit.

    The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

5.  AMENDMENT TO ADVANCE AGREEMENT

    In January 1994, WECCO concluded negotiations with Thiokol relating to the revenue requirement under the NASA/Thiokol agreements for the period March 1, 1993 through September 30, 1993. WECCO and Thiokol agreed that the amount due for this period, in excess of amounts previously paid, was approximately $7.6 million. This amount included $5.5 million relating to the order quarter ended August 31, 1993. The Company recognized the difference between the $7.6 million and the $5.5 million as revenues in the first quarter of its fiscal year ended September 30, 1994, since such difference applied to the third order quarter ended November 30, 1993 under the NASA/Thiokol agreements. WECCO has collected the $7.6 million.

    On May 10, 1994, WECCO and Thiokol executed the Amendment. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements. Under and because of the resolution of its dispute with Thiokol completed by the Amendment, WECCO exercised the contractual right reserved solely to it in the WECCO loan agreement to direct that the funds in the cash collateral account and default account be used to repay the WECCO loan, including accrued interest, any interest rate swap termination fee, and any other costs relating to the repayment. Under the terms of the Amendment, additional funds required for these purposes of approximately $600,000 were provided by NASA/Thiokol, and, on May 10, 1994, such prepayment was completed. Upon early repayment in full of the WECCO loan, the Amendment provided for the termination as fulfilled of the Surcharge Agreement and termination of certain other agreements relating to the repayment of advances (the Working Capital Agreement and the Repayment Plan).

    The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required WECCO to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company estimated that the cost of producing such AP would be approximately $3.5 million. Such amount is included in long-term debt at December 31, 1994. Thiokol separately agreed not to refile the declaratory relief lawsuit referred to in Note 4.

    The Company believes that the Amendment to the 1989 Advance Agreement represents a fully satisfactory commercial resolution of its dispute with Thiokol. The Company believes that AP revenues under the NASA/Thiokol agreements will result in net cash flows to WECCO from AP operations during the fiscal years ending September 30, 1995 and 1996 substantially the same as those that would have been generated under the NASA/Thiokol agreements for the same periods. As the Company has previously reported, however, the following changes, which would have occurred in any event under the NASA/Thiokol agreements, have occurred:

         Cash collateral account and default account balances were used to repay the WECCO loan. Accordingly, there will be no interest earnings associated with these accounts in the future.

         The Surcharge was eliminated. The Surcharge ends in any event when amounts sufficient in the aggregate to pay principal and interest on the WECCO loan have been paid through the Surcharge. As previously reported, this was expected to occur during the calendar year 1994 under the NASA/Thiokol agreements, and has now occurred. As a result and as expected, revenues from AP operations will be substantially less than historical AP revenues. In addition, Surcharge revenues have historically been in excess of depreciation and amortization and interest expense related to the AP manufacturing facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information with respect to historical Surcharge revenues and the excess referred to above.

         The default account payment of $0.05 per pound of AP, or $1 million per year, formerly included in the AP price, is no longer part of the AP price because there will no longer be a default account required under the WECCO loan, the contents of the default account having been dedicated to payments of principal and interest under and as collateral for the WECCO loan.

         The technology transfer fee of $0.05 per pound of AP, or $1 million per year, formerly included in the AP price, is no longer part of the AP price.

6.  OPERATING RESULTS

    Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters; (ii) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's

    Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) will increase due to interest expense associated with the Azide Notes which will no longer be capitalized; and
    (vii) certain changes in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement (see Note
    5).

    The results of the Company's operations will also be affected by the timing and magnitude of orders, and pricing thereof, for the Company's new products, sodium azide and Halotron. Such orders are dependent upon actions of customers and potential customers and the political and regulatory environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $9,309,000 and $14,374,000 during the three-month periods ended December 31, 1994 and 1993. The decrease is primarily due to the elimination of the Surcharge related to AP sales (see below). Such decrease was partially offset by sales of sodium azide.

The Company's perchlorate chemicals operations have historically accounted for in excess of 85 percent of total revenues. There have as yet been no significant sales of Halotron.

Gross profit as a percentage of sales and operating revenues was 17 percent in the first quarter of fiscal 1995 compared to 64 percent in the first quarter of fiscal 1994. The significant decrease in gross profit percentage is due to a number of factors. As discussed below, the Surcharge was eliminated from AP pricing. In addition, depreciation expense associated with AP plant assets was substantially lower in the first three months of fiscal 1995 as a result of the impairment charge discussed below. The elimination of Surcharge revenues, offset by the reduction in depreciation expense, contributed significantly to the reduction in gross profit percentage. The results of sodium azide operations in the first quarter of fiscal 1995 also added to the reduction in comparable gross profit percentages. The level of sodium azide sales during the three-month period ended December 31, 1994 were not sufficient to absorb operational (fixed and variable) costs associated with the production of sodium azide at relatively low amounts in comparison to the productive capacity of the plant. The Company expects gross profit percentages to improve as sodium azide sales increase, although there can be no assurance in that regard since any improvement will be dependent upon, among other things, the pricing of sodium azide (see below) and the level of plant utilization.

PERCHLORATE CHEMICAL OPERATIONS

In 1988, NASA issued Determinations and Findings that included a determination that it was essential to planned space exploration and to national security that AP production capacity be replaced as quickly as possible and that a reliable supply of AP again be available from two domestic manufacturers. Surcharge revenues were provided by the agreements entered into to implement this determination.

As part of the NASA/Thiokol agreements, WECCO entered into a Surcharge Agreement with Thiokol pursuant to which a Surcharge was imposed on all purchases of AP by Thiokol and others. The Surcharge Agreement required Thiokol to place sufficient AP orders which, when combined with WECCO's other AP sales, would assure WECCO revenues in respect of not less than 5,000,000 pounds of AP per quarter, 20,000,000 per year and 140,000,000 in the aggregate over a seven-year period. (See below and Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of an amendment to the Advance Agreement that, in May 1994, terminated the Surcharge Agreement and certain other agreements.) All Surcharge payments were deposited into a cash collateral account and $.05 per pound of the AP base price payments was deposited into a default account under the WECCO loan. The Surcharge Agreement was approved and consented to by NASA. NASA and Thiokol entered into separate agreements regarding Thiokol's obligations for AP orders under the Surcharge Agreement. Surcharge revenues were $4,712,000 during the three-month period ended December 31, 1993. The net difference between Surcharge revenues, and depreciation and amortization and interest expense related to the AP manufacturing facility, was approximately $600,000 during the three months ended December 31, 1993.

In January 1994, WECCO concluded negotiations with Thiokol relating to the revenue requirement for the period March 1, 1993 through September 30, 1993. WECCO and Thiokol agreed that the amount due for this period, in excess of amounts previously paid, was approximately $7.6 million. This amount included $5.5 million relating to the order quarter ended August 31, 1993. The Company recognized the difference between the $7.6 million and the $5.5 million as revenues in the first quarter of its fiscal year ended September 30, 1994, since such difference applied to the third order quarter ended November 30, 1993. WECCO has collected the $7.6 million.

As discussed in Note 4 of Notes to Consolidated Financial Statements, in December 1992, Thiokol issued a Request for Quotation, inviting WECCO to submit a proposal for the sale of NASA-related AP over a period extending through mid-1998, approximately three years after the expiration of the NASA/Thiokol agreements. To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. At the time it submitted its proposal WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank.

At a meeting on June 11, 1993, Thiokol advised WECCO that it had commenced a legal action against WECCO in Weber County (Ogden) Utah, seeking declaratory relief to the effect that once the principal and interest balance owing by WECCO to Seafirst Bank was fully paid, Thiokol would have no further obligation to purchase AP from WECCO under the NASA/Thiokol agreements, and to the effect that there existed an alleged agreement among NASA, Thiokol, WECCO and Seafirst Bank to prepay the WECCO loan on or about October 1, 1993. Thiokol also advised WECCO that it intended to proceed with the declaratory relief action only if negotiations underway between the parties were not concluded in a manner satisfactory to Thiokol.

On July 8, 1993, Thiokol dismissed, without prejudice, its declaratory relief lawsuit against WECCO. A dismissal "without prejudice" operates as a dismissal of the lawsuit, but does not prevent its re-filing at a later date, nor does it constitute a final resolution of the dispute. On May 10, 1994, WECCO and Thiokol executed the Amendment. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation of the NASA/Thiokol agreements. Thiokol has separately agreed not to refile its declaratory relief lawsuit.
(See Note 5 of Notes to Condensed Consolidated Financial Statements.)

Under and because of the resolution of its dispute with Thiokol completed by the Amendment, WECCO exercised the contractual right reserved solely to it in the WECCO loan agreement to direct that the funds in the cash collateral account and default account be used to repay the WECCO loan. Under the terms of the Amendment, additional funds required for these purposes of approximately $600,000 were provided by NASA/Thiokol, and, on May 10, 1994, such prepayment was completed. Upon repayment in full of the WECCO loan, the Amendment provided for the termination as fulfilled of the Surcharge Agreement, the Working Capital Agreement and the Repayment Plan.

The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively. Sales of perchlorate chemicals amounted to approximately $7,100,000 during the three-month period ended December 31, 1994.

Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. Under the terms of the Amendment, WECCO paid $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994 . The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company estimated that the cost of producing such AP will be approximately $3.5 million and has included this amount in long-term debt at December 31, 1994.

The Company believes that the Amendment represents a fully satisfactory commercial resolution of its dispute with Thiokol and that AP revenues under the Amendment will result in net cash flows to WECCO from AP operations during the fiscal years ending September 30, 1995 and 1996, substantially the same as those that would have been generated under the NASA/Thiokol agreements absent the Amendment. As the Company has previously reported, however, certain changes in revenues and cash flows, which would have also been present under the NASA/Thiokol agreements absent the Amendment, have occurred with the cessation of Surcharge receipts. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

In 1988-89, the government indicated that the yearly demand for AP was approximately 60 million pounds. Since then, there has been a considerable decline in AP demand. The Company recognized a non-recurring impairment charge of $39,401,000 relating to the WECCO fixed assets as of March 31, 1994. Such charge resulted principally from the effects of the change in the AP market. Operating income, net income and earnings per share, before the non-recurring fixed asset impairment charge of $39,401,000, were $12,354,000, $6,640,000 and $.82, respectively, during the fiscal year ended September 30, 1994.

SODIUM AZIDE OPERATIONS

Commercial shipments of sodium azide began in April, 1994. Sodium azide sales (net of a five percent royalty) were approximately $1,111,000 during the three-month period ended December 31, 1994. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. airbag inflator market. As a result, the Company believes that the level of sodium azide sales will increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a competitive market environment, there appears to be considerable market pressure on the price of sodium azide. At the time the Company began this project, prices for sodium azide were approximately $8.00 per pound. Prices currently appear to be in the range of $5.00 to $7.00 per pound.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 460-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Approximately 420 acres of the Gibson Business Park are pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to a limited liability corporation for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $42,000 and $24,000 for the three-month periods ended December 31, 1994 and 1993, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $992,000, and $919,000 during the three-month periods ended December 31, 1994 and 1993, respectively. The Company is continuing its evaluation of future operating activities in this business segment. At December 31, 1994, this segment had virtually no backlog. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately 4 hourly employees) and terminated the assembly facility lease (approximately $67,000 in annual operating rents). However, the Company has recently submitted bids totaling approximately $16,000,000 although there can be no assurance that any of these bids will result in future firm orders.

OPERATING EXPENSE

Operating (selling, general and administrative) expenses were $2,564,000 and $2,816,000 during the three-month periods ended December 31, 1994 and 1993, respectively. The decrease is primarily due to the Company's emphasis on cost control, containment and reduction.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $44,000 and $21,000 in research and development costs related to its specialty chemicals segment in the first quarters of fiscal 1995 and 1994, respectively. The Company expects to increase its research and development activities as its new products are developed.

NET INTEREST AND OTHER EXPENSE (INCOME)

The decrease in net interest and other expense (income) in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 is primarily a result of WECCO's election to use the funds in the cash collateral and default accounts to repay the WECCO loan. The Company expects interest expense to increase significantly as compared to the first quarter of fiscal 1995 at the time that interest capitalization ceases on the remaining portion of the sodium azide facility undergoing construction activities (presently estimated to occur in the third quarter of fiscal 1995).

PROVISIONS FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the three-month periods ended December 31, 1994 and 1993.

NET INCOME (LOSS) PER COMMON SHARE AND OPERATING RESULTS

Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters;
(ii) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) will increase due to interest expense associated with the Azide Notes (see above); and (vii) certain changes described in Note 5 in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement and the eventual expiration thereof in September, 1996.

The Company's efforts to produce, market and sell Halotron I and Halotron II are dependent upon the political climate and environmental regulations that exist and may vary from country to country. Halotron I has been extensively and successfully tested. These products continue to undergo testing. Although the Company is satisfied with the progress and performance characteristics of Halotron I and Halotron II, the magnitude of orders received, if any, in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions and the ultimate extent of market acceptance.

As a result of the uncertainties with respect to volume and price of sodium azide referred to above, the Company may experience significant variations in sodium azide sales and related operating results from quarter to quarter. The Company continues to believe, however, that, notwithstanding these uncertainties, revenues and associated cash flows from its sodium azide operations will be sufficient to recover the Company's investment in its sodium azide facility, although there can be no assurance in that regard.

LITIGATION

Following the announcement of Thiokol's lawsuit against WECCO described above, and the consequent decline in the trading prices of the Company's common stock, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which have since been consolidated, allege that the Company's public statements violated federal securities laws by inadequately disclosing information concerning its agreements with Thiokol and the Company's operations. The Company believes that the allegations of the consolidated complaint are without merit and the Company and other defendants are vigorously defending the lawsuits. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 1994 or 1993. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. As of December 31, 1994, the Company had repurchased approximately 50,000 shares through this program. In light of the net loss incurred in the first quarter of fiscal 1995, the Company has determined to suspend its stock repurchase program in order to conserve cash. The Company may, however, resume stock repurchases without notice, but is not obligated to do so. The Board of Directors also made the decision to broaden and re-focus a pending investment banking engagement to advise the Board of Directors on measures that may be available to enhance shareholder value, and to assist the Company in the implementation of selected measures. The Company engaged CS First Boston to evaluate and help implement appropriate shareholder value enhancement measures, including but not limited to dispositions, restructuring, acquisitions and mergers.

Management of the Company is also considering areas where cost reductions can be made that are consistent with maintaining the highest level of product quality and service for customers. This evaluation and effort is continuing.

As a result of the above described shareholder lawsuits, the Company may incur material legal and other costs associated with the resolution of this matter in future periods. Certain of these costs may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages are insufficient. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that such costs will be incurred.

No specific amount of damages has been claimed in the shareholder lawsuits, which will involve extended discovery, and the ultimate resolution of multiple legal and factual issues. Accordingly, a reliable estimate of the amount of potential damages, if any, to the Company cannot be made at the present time. The Company has in force substantial insurance covering this risk. However, as indicated above, defense costs and any potential settlement or judgment costs associated with this litigation, to the extent borne by the

Company and not recovered through insurance, may adversely affect the Company's liquidity. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Cash flows provided by operating activities were $53,000 during the three-month period ended December 31, 1994 compared to $6,906,000 during the three months ended December 31, 1993. The significant reduction in cash flows provided by operating activities is principally due to the results of sodium azide operations as discussed above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the shareholder lawsuits, and the timing, pricing and magnitude of the receipt of orders for its new products, sodium azide and Halotron, may have an effect on the use and availability of cash.

As discussed above, on May 10, 1994, WECCO elected to use the funds in the cash collateral and default accounts to repay the WECCO loan.

In February 1992, the Company concluded a $40,000,000 financing for the design, construction and start-up of a sodium azide facility. As a result of the Company's decision to increase the production capacity of the plant and construction cost overruns, the Company's cost estimates for the sodium azide facility increased significantly during the construction process. The majority of the increase relates to the Company's decision to increase the productive capacity of the plant, as discussed above. In addition, certain estimates increased throughout the construction process as a result of the highly automated and technical nature of the operation and the difficulty in assigning cost estimates to such an operation. Design and construction also occurred over a longer period of time than was originally estimated which increased actual expenditures. The facility has not been operated at significant production levels and greater-than-expected capital costs have been and may continue to be incurred to achieve design capacity. Subject to the ongoing receipt and magnitude of orders for sodium azide and the avoidance of further erosion of the selling price per pound of sodium azide, the Company believes that the increased costs associated with the sodium azide facility will be recovered through future sodium azide sales, although there can be no assurance in this regard.

In February 1992, the Company exercised an option to acquire the worldwide rights, including the development, manufacture and market applications, to Halotron I. Halotron products are intended to replace halons, which have been found to be ozone depleting chemicals. The Company may also engage in operations to acquire, reclaim, store and distribute halons. The option required the Company to pay $1,000,000 upon exercise, plus an additional $1,500,000, all of which has been paid. Amounts paid toward the exercise price of the option, and for testing and evaluation of Halotron I through December 31, 1991 were included in selling, general and administrative expenses as there was no assurance that the option would be exercised. Amounts paid for technology and other rights related to Halotron I after December 31, 1991 have been capitalized as intangible assets and are being amortized. Periodic costs associated with both Halotron I and Halotron II continue to be expensed as incurred.