Form 10-Q
period 1995-03-31
AMERICAN PACIFIC CORP
filed 1995-05-09
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1995
            ---
                         COMMISSION FILE NUMBER 1-8137

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

       Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    No
                                               ----     ----

                      Applicable Only to Corporate Issuers

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,160,291 AS OF APRIL 28, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 13 of this Report on Form 10-Q.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The information required by Item 303 of Regulation S-K is provided on pages 14 through 21 of this Report on Form 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         The information required by Item 103 of Regulation S-K is provided on pages 8 through 10 of this Report on Form 10-Q.

ITEM 2.  Changes in Securities
         ---------------------

         None.


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The following Class A Directors were elected on March 7, 1995 at the Registrant's 1995 Annual Stockholders' Meeting:

              NAME                   VOTES FOR              VOTES AGAINST

         Thomas L. War                6,814,871                777,560
         Thomas A. Turner             6,814,871                773,670
         John R. Gibson               6,814,871                773,100
         Charles H. Feltz             6,814,871                776,358

ITEM 5.  Other Information

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a) The following Exhibit is filed in connection with the Registrant's electronic filing:

             27.  Financial Statement Schedules.

         b)  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN PACIFIC CORPORATION



Date:  May 9, 1995                       /s/ C. Keith Rooker
                                         ---------------------------
                                         C. Keith Rooker
                                         Executive Vice President
                                         Secretary/General Counsel



Date:  May 9, 1995                       /s/ David N. Keys
                                         ---------------------------
                                         David N. Keys
                                         Vice President,
                                         Chief Financial Officer and
                                         Treasurer; Principal
                                         Financial and Accounting
                                         Officer

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

- - - - - - --------------------------------------------------------------------------------------------------------
                                               For the three-months             For the six-months
                                                 ended March 31,                  ended March 31,
                                               1995            1994            1995             1994
- - - - - - --------------------------------------------------------------------------------------------------------
Sales and Operating Revenues                $8,908,000     $ 16,351,000     $18,217,000     $ 30,725,000
Cost of Sales                                6,720,000        6,889,000      14,456,000       12,074,000
                                            ------------------------------------------------------------
Gross Profit                                 2,188,000        9,462,000       3,761,000       18,651,000

Selling, General and Administrative
 Expenses                                    2,855,000        3,288,000       5,419,000        6,104,000


Research and Development                        48,000           29,000          92,000           50,000

Fixed Asset Impairment Charge                                39,401,000                       39,401,000
                                            ------------------------------------------------------------
Operating Income (Loss)                       (715,000)     (33,256,000)     (1,750,000)     (26,904,000)

Net Interest and Other Expense (Income)       (468,000)       1,276,000        (775,000)       2,770,000
                                            ------------------------------------------------------------
Income (Loss) Before Provision (Credit)
 for Income Taxes                             (247,000)     (34,532,000)       (975,000)     (29,674,000)

Provision (Credit) for Income Taxes            (83,000)     (11,769,000)       (331,000)     (10,089,000)
                                            ------------------------------------------------------------
Net Income (Loss)                           $ (164,000)    $(22,763,000)    $  (644,000)    $(19,585,000)
                                            ------------------------------------------------------------
Net Income (Loss) Per Common Share          $     (.02)    $      (2.69)    $      (.08)    $      (2.37)
                                            ------------------------------------------------------------
Weighted Average Common and Common
 Equivalent Shares Outstanding               8,242,000        8,452,000       8,243,000        8,253,000
                                            ------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

- - - - - - ---------------------------------------------------------------------
                                            March 31,   September 30,
                                              1995          1994
- - - - - - ---------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and Cash Equivalents              $ 18,616,000    $ 22,884,000
  Short-term Investments                    2,000,000       2,000,000
  Accounts and Notes Receivable             7,469,000       8,005,000
  Related Party
    Notes Receivable                          984,000         942,000
  Inventories                               5,203,000       5,683,000
  Prepaid Expenses and Other Assets         1,089,000       1,062,000
                                         ----------------------------
    Total Current Assets                   35,361,000      40,576,000

Property, Plant and Equipment, Net         83,790,000      81,606,000
Development Property                       11,540,000      11,525,000
Real Estate Equity Investments             16,412,000      14,526,000
Other Assets                                4,752,000       5,105,000
Restricted Cash                             1,601,000       1,584,000
                                         ----------------------------
    TOTAL ASSETS                         $153,456,000    $154,922,000
                                         ----------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

- - - - - - -------------------------------------------------------------------------
                                             March 31,      September 30,
                                                1995             1994
- - - - - - -------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities  $  5,309,000     $  5,689,000
  Notes Payable and Current Portion of
    Long-Term Debt                             5,504,000          504,000
                                            -----------------------------
    Total Current Liabilities                 10,813,000        6,193,000

  Long-Term Debt                              37,393,000       42,176,000
  Deferred Income Taxes                        5,067,000        5,398,000
  Minimum Pension Liability                    1,740,000        1,740,000
                                            -----------------------------
    TOTAL LIABILITIES                         55,013,000       55,507,000
                                            -----------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock              3,569,000        3,569,000

SHAREHOLDERS' EQUITY:

Common Stock                                     821,000          820,000
Capital in Excess of Par Value                78,246,000       78,205,000
Retained Earnings                             17,081,000       17,725,000
Treasury Stock                                  (412,000)         (42,000)
Receivable from the Sale of Stock                (97,000)         (97,000)
Excess Additional Pension Liability             (765,000)        (765,000)
                                            -----------------------------
    Total Shareholders' Equity                94,874,000       95,846,000
                                            -----------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                  $153,456,000     $154,922,000
                                            -----------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

- - - - - - -------------------------------------------------------------------------------------------------------
                                               For the three-months            For the six-months
                                                  ended March 31,                ended March 31,
                                               1995            1994            1995            1994
- - - - - - -------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Operating
 Activities                                 $ 1,589,000     $ 6,909,000     $ 1,642,000     $13,815,000
                                            -----------------------------------------------------------
Cash Flows Used for Investing
 Activities:
 Capital Expenditures, Development
  Property Additions and Real Estate
  Equity Investments                         (2,978,000)     (2,526,000)     (5,582,000)     (4,492,000)
 Treasury Stock Acquired                                                       (370,000)
                                            -----------------------------------------------------------
Net Cash Used For Investing Activities       (2,978,000)     (2,526,000)     (5,952,000)     (4,492,000)
                                            -----------------------------------------------------------

Cash Flows From Financing Activities:
  Principal Payments on Debt                                 (3,285,000)                     (6,571,000)
  Issuance of Common Stock                       16,000                          42,000
                                            -----------------------------------------------------------
Net Cash Provided By (Used For)
 Financing Activities                            16,000      (3,285,000)         42,000      (6,571,000)
                                            -----------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                            (1,373,000)      1,098,000      (4,268,000)      2,752,000

Cash and Cash Equivalents, Beginning of
 Period                                      19,989,000      14,441,000      22,884,000      12,787,000
                                            -----------------------------------------------------------
Cash and Cash Equivalents, End of Period    $18,616,000     $15,539,000     $18,616,000     $15,539,000
                                            -----------------------------------------------------------
Supplemental Disclosure of Cash Flow
 Information:
Interest Paid (net of amounts
 capitalized)                                               $ 2,168,000                     $ 4,126,000
                                            -----------------------------------------------------------
Taxes Paid                                                  $   500,000                     $   500,000
                                            -----------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1994 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. The Condensed Consolidated Financial Statements for the three-month and six-month periods ended March 31, 1995 and 1994 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET INCOME PER COMMON SHARE

    Net income per common share for the three-month and six-month periods ended March 31, 1995 and 1994 is determined based upon the weighted average number of common and common equivalent shares outstanding. Common share equivalents consist of outstanding stock options and warrants.

3.  INVENTORIES

    Inventories consist of the following:

                                    March 31,    September 30,
                                       1995          1994
                                    ----------   -------------

    Work-in-process                 $3,182,000      $2,884,000
    Raw materials and supplies       2,021,000       2,799,000
                                    ----------      ----------
    Total                           $5,203,000      $5,683,000
                                    ----------      ----------

4.  COMMITMENTS AND CONTINGENCIES

    In December 1992, Thiokol Corporation ("Thiokol") issued a Request for Quotation, inviting Western Electrochemical Company ("WECCO"), a wholly-owned indirect subsidiary of the Company, to submit a proposal for the sale of NASA-related ammonium perchlorate ("AP") over a period extending through mid-1998, approximately two years after the expiration of a Surcharge Agreement (the "Surcharge Agreement") and other agreements with Thiokol (collectively, the "NASA/Thiokol agreements"). To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. Based upon the Request for Quotation and the agreement, WECCO submitted a proposal calculated to win the NASA-related AP business of Thiokol through the extended period covered by the proposal. At the time it submitted its proposal, WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank (the bank that provided financing, in the form of a term loan (the "WECCO loan"), for the AP plant facility). As a result of its proposal and discussions with Thiokol, WECCO was optimistic that it would succeed in achieving its objective of extending its base contractual assurances for AP sales set forth in the NASA/Thiokol agreements. At a meeting in Ogden, Utah on June 11, 1993, Thiokol delivered to a Company representative a draft memorandum that, if executed by WECCO, would have effectively released Thiokol from its obligations under the NASA/Thiokol agreements. Thiokol also delivered a proposed purchase order that covered AP sales only over a period approximately corresponding to the remaining term of the NASA/Thiokol agreements, rather than through mid-1998, as contemplated by the Request for Quotation, but for a lower quantity although at higher prices than were offered by WECCO over the longer term. Thiokol advised WECCO that it had made a similar proposal to the other producer of AP. At the June 11 meeting Thiokol also advised WECCO that it had commenced a legal action against WECCO in Weber County (Ogden), State of Utah, seeking declaratory relief to the effect that once the principal and interest balance owing by WECCO to Seafirst Bank was fully paid, Thiokol would have no further obligation to purchase AP from WECCO under the NASA/Thiokol agreements, and to the effect that there existed an agreement among NASA, Thiokol, WECCO and Seafirst Bank to prepay the WECCO loan on or about October 1, 1993. Thiokol also advised WECCO that it intended to proceed with the declaratory relief action if negotiations underway between the parties were not concluded in a manner satisfactory to Thiokol.

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

    On March 29, 1994, WECCO and Thiokol agreed to a draft amendment to the 1989 Advance Agreement (one of the NASA/Thiokol agreements). On May 10, 1994, the amendment (the "Amendment") was executed. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements. Thiokol separately agreed not to refile its declaratory relief lawsuit. (See Note 5.)

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

    The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company or any of its subsidiaries.

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

    The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required WECCO to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company estimated that the cost of producing such AP would be approximately $3.5 million. Such amount is included in long-term debt at March 31, 1995. Thiokol separately agreed not to refile the declaratory relief lawsuit referred to in Note 4.

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

         The Surcharge was eliminated. The Surcharge ends in any event when amounts sufficient in the aggregate to pay principal and interest on the WECCO loan have been paid through the Surcharge. As previously reported, this was expected to occur during the calendar year 1994 under the NASA/Thiokol agreements. As a result and as expected, beginning in the third quarter of fiscal 1994, revenues from AP operations have been and will be substantially less than historical AP revenues. In addition, Surcharge revenues have historically been in excess of depreciation and amortization and interest expense related to the AP manufacturing facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information with respect to historical Surcharge revenues and the excess referred to above.

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

6.  OPERATING RESULTS

    Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters; (ii) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) and depreciation expense will increase as the sodium azide facility completes its transition from construction activities to production activities; and (vii) certain changes (including the cessation of Surcharge revenues) in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement (see Note 5).

    The results of the Company's operations will also be affected by the timing and magnitude of orders, and pricing thereof, for the Company's new products, sodium azide and Halotron. Such orders are dependent upon actions of customers and potential customers and, in the case of Halotron, the political and regulatory environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $18,217,000 and $30,725,000 during the six-month periods ended March 31, 1995 and 1994, and $8,908,000 and $16,351,000
during the three-month periods ended March 31, 1995 and 1994, respectively. The decreases are primarily due to the elimination of the Surcharge related to AP sales (see below). Such decrease was partially offset by sales of sodium azide.

The Company's perchlorate chemicals operations have historically accounted for in excess of 85 percent of total revenues. There have as yet been no significant sales of Halotron.

Gross profit as a percentage of sales and operating revenues was 20.6 percent during the first six-months of fiscal 1995 compared to 60.7 percent during the same period in fiscal 1994. The significant decrease in gross profit percentage is due to a number of factors. As discussed below, the Surcharge was eliminated from AP pricing. In addition, depreciation expense associated with AP plant assets was substantially lower in the first six months of fiscal 1995 as a result of the impairment charge in fiscal 1994 discussed below. The elimination of Surcharge revenues, offset by the reduction in depreciation expense, contributed significantly to the reduction in gross profit percentage. The results of sodium azide operations in the first six months of fiscal 1995 also added to the reduction in comparable gross profit percentages. The level of sodium azide sales during the six-month period ended March 31, 1995 was not sufficient to absorb operational (fixed and variable) costs associated with the production of sodium azide at relatively low amounts in comparison to the productive capacity of the plant. The Company expects gross profit percentages to improve as sodium azide sales increase, although there can be no assurance in that regard since any improvement will be dependent upon, among other things, the pricing of sodium azide (see below) and the level of customers' orders and plant utilization.

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

As part of the NASA/Thiokol agreements, WECCO entered into a Surcharge Agreement with Thiokol pursuant to which a Surcharge was imposed on all purchases of AP by Thiokol and others. The Surcharge Agreement required Thiokol to place sufficient AP orders which, when combined with WECCO's other AP sales, would assure WECCO revenues in respect of not less than 5,000,000 pounds of AP per quarter, 20,000,000 per year and 140,000,000 in the aggregate over a seven-year period. (See below and Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of an amendment to the Advance Agreement that, in May 1994, terminated the Surcharge Agreement and certain other agreements.) All Surcharge payments were deposited into a cash collateral account and $.05 per pound of the AP base price payments was deposited into a default account under the WECCO loan. The Surcharge Agreement was approved and consented to by NASA. NASA and Thiokol entered into separate agreements regarding Thiokol's obligations for AP orders under the Surcharge Agreement. Surcharge revenues were $8,913,000 during the six-month period ended March 31, 1994. The net difference between Surcharge revenues, and depreciation and amortization and interest expense related to the AP manufacturing facility, was approximately $863,000 during the six- months ended March 31, 1994.

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

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, in December 1992, Thiokol issued a Request for Quotation, inviting WECCO to submit a proposal for the sale of NASA-related AP over a period extending through mid-1998, approximately three years after the expiration of the NASA/Thiokol agreements. To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. At the time it submitted its proposal WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank.

At a meeting on June 11, 1993, Thiokol advised WECCO that it had commenced a legal action against WECCO in Weber County (Ogden) Utah, seeking declaratory relief to the effect that once the principal and interest balance owing by WECCO to Seafirst Bank was fully paid, Thiokol would have no further obligation to purchase AP from WECCO under the NASA/Thiokol agreements, and to the effect that there existed an alleged agreement among NASA, Thiokol, WECCO and Seafirst Bank to prepay the WECCO loan on or about October 1, 1993. Thiokol also advised WECCO that it intended to proceed with the declaratory relief action if negotiations underway between the parties were not concluded in a manner satisfactory to Thiokol.

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

Under and because of the resolution of its dispute with Thiokol pursuant to the Amendment, WECCO exercised the contractual right reserved solely to it in the WECCO loan agreement to direct that the funds in the cash collateral account and default account be used to repay the WECCO loan. Under the terms of the Amendment, additional funds required for these purposes of approximately $600,000 were provided by NASA/Thiokol, and, on May 10, 1994, such prepayment was completed. Upon repayment in full of the WECCO loan, the Amendment provided for the termination as fulfilled of the Surcharge Agreement, the Working Capital Agreement and the Repayment Plan.

The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively. Sales of perchlorate chemicals amounted to approximately $7,366,000 and $14,487,000 during the three-month and six-month periods ended March 31, 1995.

Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. Under the terms of the Amendment, WECCO paid $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994 . The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company estimated that the cost of producing such AP will be approximately $3.5 million and has included this amount in long-term debt at March 31, 1995.

The Company believes that the Amendment represents a fully satisfactory commercial resolution of its dispute with Thiokol and that AP revenues under the Amendment will result in net cash flows to WECCO from AP operations during the fiscal years ending September 30, 1995 and 1996, substantially the same as those that would have been generated under the NASA/Thiokol agreements absent the Amendment. As the Company has previously reported, however, certain changes in revenues and cash flows, which would have also been present under the NASA/Thiokol agreements absent the Amendment, have occurred as a result of the cessation of Surcharge receipts. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

In 1988-89, the government indicated that the yearly demand for AP was approximately 60 million pounds. Since then, there has been a considerable decline in AP demand. The Company recognized a non-recurring impairment charge of $39,401,000 relating to the WECCO fixed assets as of March 31, 1994. Such charge resulted principally from the effects of the change in the AP market. Operating income, net income and earnings per share, before the non-recurring fixed asset impairment charge of $39,401,000, were $6,145,000, $3,214,000 and $.38, respectively, during the three-month period ended March 31, 1994.

SODIUM AZIDE OPERATIONS

Commercial shipments of sodium azide began in April, 1994. Sodium azide sales (net of a five percent royalty) were approximately $1,024,000 and $2,135,000 during the three-month and six- periods ended March 31, 1995. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. airbag inflator market. The Company believes that the level of sodium azide sales will increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a competitive market environment, there appears to be considerable market pressure on the price of sodium azide. At the time the Company began this project, prices for sodium azide were approximately $8.00 per pound. Prices currently appear to be in the range of $5.00 to $7.00 per pound.

The Company expects depreciation expense to increase in the third quarter of fiscal 1995 as the sodium azide facility completes its transition from construction to production activities. The Company estimates that cost of sales associated with sodium azide activities will increase, on an annualized basis, by approximately $2.5 million to $3 million beginning April 1, 1995 as a result of this increase in depreciation expense.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 460-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Approximately 420 acres of the Gibson Business Park are pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to a limited liability corporation for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $88,000 and $278,000 for the six-month periods ended March 31, 1995 and 1994, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $1,417,000, and $2,424,000 during the six-month periods ended March 31, 1995 and 1994, respectively. The Company is continuing its evaluation of future operating activities in this business segment. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately four hourly employees) and terminated the assembly facility lease (approximately $67,000 in annual operating rents). As of April 28, 1995, this segment had virtually no backlog. However, the Company has recently submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

OPERATING EXPENSE

Operating (selling, general and administrative) expenses were $2,855,000 and $3,288,000 during the three-month periods ended March 31, 1995 and 1994, and $5,419,000 and $6,104,000 during the six-month periods ended March 31, 1995 and 1994, respectively. The decrease is primarily due to the Company's implementation of cost control, containment and reduction policies. As discussed below, the Company's current objective is to achieve annualized cost reductions, in comparison to fiscal 1994, of $4,000,000 by fiscal year end. (Not all of such reductions, however, will be in the operating expense category.)

RESEARCH AND DEVELOPMENT

The Company incurred approximately $92,000 and $50,000 in research and development costs related to its specialty chemicals segment in the first six-months of fiscal 1995 and

1994, respectively. The Company's level of research and development will be dependent upon the progress and growth of its new products.

NET INTEREST AND OTHER EXPENSE (INCOME)

The decrease in net interest and other expense (income) during the first six-months of fiscal 1995 compared to the same period in fiscal 1994 is primarily a result of WECCO's election to use the funds in the cash collateral and default accounts to repay the WECCO loan. The Company expects interest expense to increase significantly as compared to the first six-months of fiscal 1995 at the time that interest capitalization ceases on the remaining portion of the sodium azide facility undergoing construction activities (presently estimated to occur in the third quarter of fiscal 1995).

PROVISIONS FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the six-month periods ended March 31, 1995 and 1994.

NET INCOME (LOSS) PER COMMON SHARE AND OPERATING RESULTS

Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters;
(ii) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) and depreciation expense will increase significantly as the sodium azide facility completes its transition from construction activities to production activities; and (vii) certain changes (including the cessation of Surcharge revenues) described in
Note 5 in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement and the eventual expiration thereof in September, 1996.

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

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the six-month periods ended March 31, 1995 or 1994.
The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of April 28, 1995, the Company had repurchased approximately 50,000 shares through this program. As previously reported, the Board of Directors also made the decision to broaden and re-focus a pending investment banking engagement to advise the Board of Directors on measures that may be available to enhance shareholder value, and to assist the Company in the implementation of selected measures. The Company engaged CS First Boston to evaluate and help implement appropriate shareholder value enhancement measures, including but not limited to dispositions, restructuring, acquisitions and mergers.

Management of the Company is also implementing cost reduction measures which are consistent with maintaining the highest level of product quality and service for customers. The Company has a current objective of achieving annualized cost savings, in comparison to fiscal 1994, as a result of these activities of approximately $4,000,000 by the end of the fiscal year ending September 30, 1995. The Company expects to finalize and implement certain cost reduction measures, focused principally upon staff reductions, in the third quarter of fiscal 1995. The Company expects to incur a charge to operating expenses upon finalization and implementation of these measures. The amount of the charge will not be determined until finalization and implementation of these cost reduction measures.

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

Cash flows provided by operating activities were $1,589,000 during the six-month period ended March 31, 1995 compared to $13,815,000 during the six months ended March 31, 1994. Approximately $8,913,000 of cash flows provided by operating activities during the six-month period ended March 31, 1994 related to Surcharge revenues. As discussed above, the collection of Surcharge receipts ceased effective March 31, 1994. In addition, cash flows from operating activities were significantly less during the six-months ended March 31, 1995 due to the results of sodium azide operations as discussed above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the shareholder lawsuits, the timing, pricing and magnitude of the receipt of orders for its new products, sodium azide and Halotron, and the Company's ability to achieve cost reductions may have an effect on the use and availability of cash.

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