Form 10-Q
period 1995-06-30
AMERICAN PACIFIC CORP
filed 1995-08-09
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             -
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1995

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


                                NOT APPLICABLE
                                ---------------
           (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                               -     --

                     Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,098,291 AS OF JULY 28, 1995.

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

ITEM 2. through ITEM 5.

         Not Applicable or None.

ITEM 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

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



                                             AMERICAN PACIFIC CORPORATION



Date:  August 9, 1995                         s/c C. Keith Rooker
                                              --------------------
                                              C. Keith Rooker
                                              Executive Vice President
                                              Secretary/General Counsel



Date:  August 9, 1995                         s/c David N. Keys
                                              -----------------
                                              David N. Keys
                                              Vice President,
                                              Chief Financial Officer and
                                              Treasurer; Principal
                                              Financial and Accounting
                                              Officer

                         AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                             For the three-months         For the nine-months
                                                ended June 30,               ended June 30,
                                              1995          1994           1995            1994
---------------------------------------------------------------------------------------------------
Sales and Operating
  Revenues                                $ 8,179,000    $10,335,000    $26,396,000    $ 41,060,000
Cost of Sales                               6,226,000      6,518,000     20,682,000      18,592,000
                                        -----------------------------------------------------------
  Gross Profit                              1,953,000      3,817,000      5,714,000      22,468,000

Selling, General and
  Administrative Expenses                   2,734,000      2,880,000      8,153,000       8,984,000

Research and
  Development                                  55,000         40,000        147,000          90,000

Involuntary Terminations
  and Enhanced
  Retirement Benefits                         226,000                       226,000


Fixed Asset Impairment
  Charge                                                                                 39,401,000
                                        ------------------------------------------------------------

Operating Income (Loss)                   (1,062,000)        897,000    (2,812,000)    (26,007,000)

Net Interest and Other
  Expense (Income)                            451,000      (193,000)      (324,000)       2,577,000
                                         ------------------------------------------------------------

Income (Loss) Before
  Provision (Credit) for
  Income Taxes                            (1,513,000)      1,090,000    (2,488,000)    (28,584,000)


Provision (Credit) for
  Income Taxes                              (515,000)        365,000      (846,000)     (9,724,000)

                                        ------------------------------------------------------------
Net Income (Loss)                        $  (998,000)    $   725,000   $(1,642,000)   $(18,860,000)
                                        ------------------------------------------------------------

Net Income (Loss) Per Common
   Share                                 $      (.12)    $      0.09   $      (.20)   $      (2.24)
                                        -------------------------------------------------------------
Weighted Average Common and
   Common Equivalent Shares
   Outstanding                              8,240,000      8,466,000      8,240,000       8,430,000
                                        --------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

------------------------------------------------------------------------------
                                              June 30,     September 30,
                                                1995           1994
------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and Cash Equivalents               $   17,165,000  $  22,884,000
 Short-term Investments                       2,000,000      2,000,000
 Accounts and Notes Receivable                7,517,000      8,005,000
 Related Party
  Notes Receivable                              942,000        942,000
 Inventories                                  6,568,000      5,683,000
 Prepaid Expenses and Other Assets            1,267,000      1,062,000
                                        --------------------------------------
  Total Current Assets                       35,459,000     40,576,000

Property, Plant and Equipment, Net           82,920,000     81,606,000
Development Property                         11,346,000     11,525,000
Real Estate Equity Investments               17,218,000     14,526,000
Other Assets                                  4,572,000      5,105,000
Restricted Cash                               1,673,000      1,584,000

                                        --------------------------------------
  TOTAL ASSETS                           $  153,188,000  $ 154,922,000
                                        --------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------------------
                                                            June 30,         September 30,
                                                              1995               1994
--------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
   Accounts Payable and Accrued Liabilities           $     6,819,000      $    5,689,000
   Notes Payable and Current Portion of Long-
    Term Debt
                                                            5,504,000             504,000
                                                     ---------------------------------------
    Total Current Liabilities                              12,323,000           6,193,000

   Long-Term Debt                                          37,474,000          42,176,000
   Deferred Income Taxes                                    4,552,000           5,398,000
   Minimum Pension Liability                                1,740,000           1,740,000

                                                     ---------------------------------------
    TOTAL LIABILITIES                                      56,089,000          55,507,000
                                                     ---------------------------------------

  Commitments and Contingencies

  Warrants to Purchase Common Stock                         3,569,000           3,569,000

  SHAREHOLDERS' EQUITY:

  Common Stock                                                822,000             820,000
  Capital in Excess of Par Value                           78,276,000          78,205,000
  Retained Earnings                                        16,083,000          17,725,000
  Treasury Stock                                            (789,000)            (42,000)
  Receivable from the Sale of Stock                          (97,000)            (97,000)
  Excess Additional Pension Liability                       (765,000)           (765,000)
                                                     ---------------------------------------
    Total Shareholders' Equity                             93,530,000          95,846,000
                                                     ---------------------------------------
                                                     ---------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   153,188,000      $  154,922,000
                                                     ---------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                             For the three-months                 For the nine-months
                                                 ended June 30,                      ended June 30,
                                           1995               1994               1995              1994
----------------------------------------------------------------------------------------------------------------
 Cash Provided by
  Operating Activities                $    467,000        $  40,296,000    $    2,109,000      $  54,111,000
                                     ---------------------------------------------------------------------------

 Cash Flows Used for
  Investing Activities:
  Capital Expenditures,
   Development Property
   Additions and Real
   Estate Equity
   Investments                         (1,572,000)          (2,707,000)       (7,154,000)        (7,199,000)
  Treasury Stock Acquired                (377,000)                              (747,000)
                                     ---------------------------------------------------------------------------
 Net Cash Used For Investing
  Activities                           (1,949,000)          (2,707,000)       (7,901,000)        (7,199,000)
                                     ---------------------------------------------------------------------------

 Cash Flows From Financing
  Activities:
   Principal Payments on
     Debt                                                  (34,704,000)                         (41,275,000)
   Issuance of Common
     Stock                                  31,000              473,000            73,000            473,000
                                     ---------------------------------------------------------------------------
 Net Cash Provided By
  (Used For) Financing
  Activities                                31,000         (34,231,000)            73,000       (40,802,000)
                                     ---------------------------------------------------------------------------

 Net Increase (Decrease) in
  Cash and Cash
  Equivalents                          (1,451,000)            3,358,000       (5,719,000)          6,110,000
 Cash and Cash
  Equivalents, Beginning of
  Period                                18,616,000           15,539,000        22,884,000         12,787,000
                                     ---------------------------------------------------------------------------
 Cash and Cash
  Equivalents, End of Period
                                      $ 17,165,000        $  18,897,000    $   17,165,000     $   18,897,000
                                     ---------------------------------------------------------------------------
 Supplemental Disclosure of
  Cash Flow Information:
 Interest Paid (net of
  amounts capitalized)                                    $   2,168,000                       $    4,126,000
                                     ---------------------------------------------------------------------------
 Taxes Paid                                               $     300,000                       $      500,000
                                     ---------------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1994 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. The Condensed Consolidated Financial Statements for the three-month and nine-month periods ended June 30, 1995 and 1994 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET INCOME PER COMMON SHARE

    Net income per common share for the three-month and nine-month periods ended June 30, 1995 and 1994 is determined based upon the weighted average number of common and common equivalent shares outstanding. Common share equivalents consist of outstanding stock options and warrants.


3.  INVENTORIES

    Inventories consist of the following:

                                   June 30,          September 30,
                                     1995                1994
                                 ------------        ------------
    Work-in-process                $3,091,000          $2,884,000
    Raw materials and supplies      3,477,000           2,799,000
                                   ----------          ----------
    Total                          $6,568,000          $5,683,000
                                   ----------          ----------

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

    The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required WECCO to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company estimated that the cost of producing such AP would be approximately $3.5 million. Such amount is included in long-term debt at June 30, 1995. Thiokol separately agreed not to refile the declaratory relief lawsuit referred to in Note 4.

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

6.  OPERATING RESULTS

    Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters; (ii) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) and depreciation expense have increased as a result of the sodium azide facility completing its transition from construction activities to production activities; and (vii) certain changes (including the cessation of Surcharge revenues) in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement (see Note
    5).

    The results of the Company's operations will also be affected by the timing and magnitude of orders, and pricing thereof, for the Company's new products, sodium azide and Halotron. Such orders are dependent upon actions of customers and potential customers and, in the case of Halotron, the political and regulatory environment.

7.  TERMINATIONS AND ENHANCED RETIREMENT BENEFITS

    During the third quarter of fiscal 1995, the Company reduced total full-time employee equivalents by approximately ten percent through involuntary terminations and an offering of enhanced retirement benefits to a certain class of employees. The Company recognized a charge to operating expenses of approximately $226,000 as a result of these terminations and the acceptance of the offer of enhanced retirement benefits by certain employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $26,396,000 and $41,060,000 during the nine-month periods ended June 30, 1995 and 1994, and $8,179,000 and $10,335,000 during the three-month periods ended June 30, 1995 and 1994, respectively. The decrease during the comparable nine-month period is primarily due to the elimination of the Surcharge related to AP sales (see below). Such decrease was partially offset by sales of sodium azide. The decrease in the comparable three-month period is principally due to a decrease in AP and sodium azide sales.

The Company's perchlorate chemicals operations have historically accounted for in excess of 85 percent of total revenues. There have as yet been no significant sales of Halotron.

Gross profit as a percentage of sales and operating revenues was 21.7 percent during the first nine-months of fiscal 1995 compared to 54.7 percent during the same period in fiscal 1994. The significant decrease in gross profit percentage is due to a number of factors. As discussed below, the Surcharge was eliminated from AP pricing. In addition, depreciation expense associated with AP plant assets was substantially lower in the first nine months of fiscal 1995 as a result of the impairment charge in fiscal 1994 discussed below. The elimination of Surcharge revenues, partially offset by the reduction in depreciation expense, contributed significantly to the reduction in gross profit percentage. The results of sodium azide operations in the first nine months of fiscal 1995 also added to the reduction in comparable gross profit percentages. The level of sodium azide sales during the nine-month period ended June 30, 1995 was not sufficient to absorb operational (fixed and variable) costs associated with the production of sodium azide at relatively low amounts in comparison to the productive capacity of the plant. The Company expects gross profit percentages to improve as sodium azide sales increase, although there can be no assurance in that regard since any improvement will be dependent upon, among other things, the pricing of sodium azide (see below) and the level of customers' orders and plant utilization.

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

As part of the NASA/Thiokol agreements, WECCO entered into a Surcharge Agreement with Thiokol pursuant to which a Surcharge was imposed on all purchases of AP by Thiokol and others. The Surcharge Agreement required Thiokol to place sufficient AP orders which, when combined with WECCO's other AP sales, would assure WECCO revenues in respect of not less than 5,000,000 pounds of AP per quarter, 20,000,000 per year and 140,000,000 in the aggregate over a seven-year period. (See below and Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of an amendment to the Advance Agreement that, in May 1994, terminated the Surcharge Agreement and certain other agreements.) All Surcharge payments were deposited into a cash collateral account and $.05 per pound of the AP base price payments was deposited into a default account under the WECCO loan. The Surcharge Agreement was approved and consented to by NASA. NASA and Thiokol entered into separate agreements regarding Thiokol's obligations for AP orders under the Surcharge Agreement. Surcharge revenues were $8,913,000 during the nine-month period ended June 30, 1994. The net difference between Surcharge revenues, and depreciation and amortization and interest expense related to the AP manufacturing facility, was approximately $863,000 during the nine-months ended June 30, 1994.

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

The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively. Sales of perchlorate chemicals amounted to approximately $7,213,000 and $21,700,000 during the three-month and nine-month periods ended June 30, 1995.

Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. Under the terms of the Amendment, WECCO paid $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company estimated that the cost of producing such AP will be approximately $3.5 million and has included this amount in long-term debt at June 30, 1995.

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

In 1988-89, the government indicated that the yearly demand for AP was approximately 60 million pounds. Since then, there has been a considerable decline in AP demand. The Company recognized a non-recurring impairment charge of $39,401,000 relating to the WECCO fixed assets as of March 31, 1994. Such charge resulted principally from the effects of the change in the AP market. Operating income, net income and earnings per share, before the non-recurring fixed asset impairment charge of $39,401,000, were $13,394,000, $7,117,000 and $.84, respectively, during the nine-month period ended June 30, 1994.

SODIUM AZIDE OPERATIONS

Commercial shipments of sodium azide began in April, 1994. Sodium azide sales (net of a five percent royalty) were approximately $330,000 and $2,465,000 during the three-month and nine-month periods ended June 30, 1995. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. airbag inflator market. The Company believes that the level of sodium azide sales will increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a competitive market environment, there appears to be considerable market pressure on the price of sodium azide. At the time the Company began this project, prices for sodium azide were approximately $8.00 per pound. Prices currently appear to be in the range of $5.00 to $7.00 per pound.

Depreciation expense increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3 million beginning April 1, 1995 as a result of this increase in depreciation expense.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 460-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Approximately 420 acres of the Gibson Business Park are pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to a limited liability corporation for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $526,000 and $527,000 for the nine-month periods ended June 30, 1995 and 1994, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $1,536,000, and $2,447,000 during the nine-month periods ended June 30, 1995 and 1994, respectively. The Company is continuing its evaluation of future operating activities in this business segment. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately four hourly employees) and terminated the assembly facility lease (approximately $67,000 in annual operating rents). Operating activities in this segment are now being conducted at the Company's Iron County facility. As of July 31, 1995, this segment had a backlog of approximately $2,500,000. In addition, the Company has recently submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

OPERATING EXPENSE

Operating (selling, general and administrative) expenses were $2,734,000 and $2,880,000 during the three-month periods ended June 30, 1995 and 1994, and $8,153,000 and $8,984,000 during the nine-month periods ended June 30, 1995 and 1994, respectively. The decrease is primarily due to the Company's implementation of cost control, containment and reduction measures. As discussed below, the Company's objective is to achieve annualized cost reductions, in comparison to fiscal 1994, of $4,000,000 by fiscal year end. (Not all of such reductions, however, will be in the operating expense category.)

During the third quarter of fiscal 1995, the Company reduced total full-time employee equivalents by approximately ten percent through involuntary terminations and an offering of enhanced retirement benefits to a certain class of employees. The Company recognized a charge to operating expenses of approximately $226,000 as a result of these terminations and the acceptance of the offer of enhanced retirement benefits by certain employees.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $147,000 and $90,000 in research and development costs related to its specialty chemicals segment in the first nine-months of fiscal 1995 and 1994, respectively. The Company's level of research and development will be dependent upon the progress and growth of its new products.

NET INTEREST AND OTHER EXPENSE (INCOME)

The decrease in net interest and other expense (income) during the first nine-months of fiscal 1995 compared to the same period in fiscal 1994 is primarily a result of WECCO's election to use the funds in the cash collateral and default accounts to repay the WECCO loan. However, interest expense increased during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 as a result of the cessation of interest capitalization on the sodium azide facility. Such quarter to quarter comparative increase will continue through the second quarter of fiscal 1996.

PROVISION FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the nine-month periods ended June 30, 1995 and 1994.

NET INCOME (LOSS) PER COMMON SHARE AND OPERATING RESULTS

Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters;
(ii) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) and depreciation expense increased significantly in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction activities to production activities; and (vii) certain changes (including the cessation of Surcharge revenues) described in Note 5 in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement and the eventual expiration thereof in September, 1996.

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

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the nine-month periods ended June 30, 1995 or 1994.
The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of July 31, 1995, the Company had repurchased approximately 116,000 shares through this program.

Management of the Company is also implementing cost reduction measures which are consistent with maintaining the highest level of product quality and service for customers. The Company has a current objective of achieving annualized cost savings, in comparison to fiscal 1994, as a result of these activities of approximately $4,000,000 by the end of the fiscal year ending September 30, 1995. The Company finalized and implemented certain cost reduction measures, focused principally upon staff reductions, in the third quarter of fiscal 1995 (see above).

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

No specific amount of damages has been claimed in the shareholder lawsuits, which involves extensive discovery, and the ultimate resolution of multiple legal and factual issues. Accordingly, a reliable estimate of the amount of potential damages, if any, to the

Company cannot be made at the present time. The Company has in force substantial insurance covering this risk. However, as indicated above, defense costs and any potential settlement or judgment costs associated with this litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Cash flows provided by operating activities were $2,109,000 during the nine-month period ended June 30, 1995 compared to $54,111,000 during the nine months ended June 30, 1994. Approximately $8,913,000 of cash flows provided by operating activities during the nine-month period ended June 30, 1994 related to Surcharge revenues. As discussed above, the collection of Surcharge receipts ceased effective March 31, 1994. During the third fiscal quarter of 1994, the WECCO loan was repaid which also increased operating cash as a result of the balances in the cash collateral and default accounts being immediately available to repay principal as opposed to being restricted for WECCO loan collateral purposes. In addition, cash flows from operating activities were significantly less during the nine-months ended June 30, 1995 due to the results of sodium azide operations as discussed above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the shareholder lawsuits, the timing, pricing and magnitude of the receipt of orders for its new products, sodium azide and Halotron, and the Company's ability to achieve cost reductions may have an effect on the use and availability of cash.

As discussed above, on May 10, 1994, WECCO elected to use the funds in the cash collateral and default accounts to repay the WECCO loan.

In February 1992, the Company concluded a $40,000,000 financing for the design, construction and start-up of a sodium azide facility. As a result of the Company's decision to increase the production capacity of the plant and construction cost overruns, the Company's cost estimates for the sodium azide facility increased significantly during the construction process. The majority of the increase relates to the Company's decision to increase the productive capacity of the plant, as discussed above. In addition, certain estimates increased throughout the construction process as a result of the highly automated and technical nature of the operation and the difficulty in assigning cost estimates to such an operation. Design and construction also occurred over a longer period of time than was originally estimated which increased actual expenditures. The facility has not been operated at significant production levels and greater-than-expected capital costs have been and may continue to be incurred. Subject to the ongoing receipt and magnitude of orders for sodium azide and the avoidance of further erosion of the selling price per pound of sodium azide, the Company believes that the increased costs associated with the sodium azide facility will be recovered through future sodium azide sales, although there can be no assurance in this regard.

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