Form 10-K405
period 1995-09-30
AMERICAN PACIFIC CORP
filed 1995-12-21
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1995
                         Commission File Number 1-8137

                         AMERICAN PACIFIC CORPORATION
       (Exact name of registrant as specified in its charter)

           Delaware                                            59-6490478
 (State or other jurisdiction                                (IRS Employer
      of incorporation)                                   Identification No.)

3770 Howard Hughes Parkway, Suite 300,
Las Vegas, Nevada                                                 89109
(Address of principal executive office)                        (Zip Code)

                                (702) 735-2200
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.10 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X     No
                         -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1995, was approximately $40,733,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 1, 1995 was 8,103,991.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for 1996 Annual Meeting of Stockholders to be filed not later than January 29, 1996 (Part III hereof).

     S-14 Registration Statement (2-70830); S-8 Registration Statement (33-30321); Definitive Proxy Statement dated January 27, 1989; Annual Reports on Forms 10-K for the years ended September 30, 1994, 1993, 1990, 1989 and 1988; S-2 Registration Statement (33-36664); Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1994 and December 31, 1990; S-8 Registration Statement (33-52898); S-3 Registration Statement (33-52196) and Current Report on Form 8-K dated February 28, 1992; (all incorporated by reference in Part IV hereof).

                                    PART 1

Item 1. Business
----------------
     The Company, through its indirect subsidiary, Western Electrochemical Company ("WECCO"), is engaged in the production of a specialty chemical, ammonium perchlorate ("AP"), for the aerospace and national defense industries. The Company is one of two domestic manufacturers of AP, which is used primarily as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. The Company's customers for AP are primarily contractors in programs of the National Aeronautics and Space Administration ("NASA") and the Department of Defense ("DOD"), and companies providing commercial satellite launch services. These NASA and DOD contractors are engaged in space exploration projects such as the Space Shuttle Program and in the production of defense systems. Other customers for the Company's AP include aerospace and defense agencies of foreign countries.

     In May 1994, the Company and its principal customer, Thiokol Corporation ("Thiokol"), executed an amendment ("the Amendment") to the 1989 Advance Agreement. The 1989 Advance Agreement represents one of certain agreements (collectively the "NASA/Thiokol Agreements") related to the sale of AP, which agreements are described herein. The Company and Thiokol previously had a dispute over the interpretation of these agreements. See Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result of a significant change in the demand for AP, during the fiscal year ended September 30, 1994, the Company recognized an impairment charge of $39,401,000 related to WECCO's fixed assets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements.

     The Company is a party to agreements with Dynamit Nobel A.G., of Germany ("Dynamit Nobel") relating to the production and sale of sodium azide, the principal component of the gas generant used in automotive airbag systems. Dynamit Nobel licensed to the Company, on an exclusive basis for the North American market, its technology and know-how in the production of sodium azide, and has provided the technical support for the design, construction and start-up of the Company's sodium azide facility. Funding for the facility was partially provided by means of the sale of $40,000,000 principal amount of noncallable subordinated secured notes (the "Azide Notes") to a major state public employee retirement fund and a leading investment management company. The Company commenced commercial sales of sodium azide in fiscal 1994. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In February 1992, the Company acquired (by exercise of an option previously granted to it) the worldwide rights to Halotron, a fire suppression system that includes chemical compounds and application technology intended to replace halons, which have been found to be ozone layer-depleting chemicals. Halotron has applications as a fire suppression agent for military, commercial and industrial uses. The Company has completed the construction of a plant for the production of certain Halotron products. The Company expects to become a qualified supplier for military, commercial and industrial applications for Halotron products, although there can be no assurance in that regard. As of the date hereof, the Company's sales of Halotron products have not been significant.

     The Company is also engaged in the development of real estate and in the production of environmental protection and waste water treatment equipment.

     On May 4, 1988, the manufacturing and office facilities of the Company and its subsidiaries were destroyed by a series of massive explosions and associated fires (the "May 1988 Incident"). The May 1988 Incident resulted in the institution of litigation against the Company and others alleging responsibility for property damage and physical injury. In September 1992, the Company settled all claims arising out of the May 1988 Incident. The total contribution to the global settlement by the Company and its liability insurer was approximately $15,600,000. The liability insurer, with whom the Company had previously been involved in a dispute as to the extent of coverage, paid the sum of $7,500,000 toward the settlement, and the Company paid approximately $8,100,000 in cash. As a result of the cash settlement, the Company recognized a one-time pre-tax charge to earnings in the amount of approximately $8,100,000 in its fourth quarter ended September 30, 1992.

     Three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which have since been consolidated, allege that the Company's public statements violated federal securities laws by inadequately disclosing information concerning certain agreements with Thiokol and by inadequately disclosing information concerning the Company's operations. Management of the Company believes that the allegations of the complaints are without merit and the Company and the other defendants are vigorously defending the lawsuit. See Note 11 of Notes to Consolidated Financial Statements.

     See Note 15 of Notes to Consolidated Financial Statements (pages 60 through 61 herein) for information concerning revenues, operating profits and identifiable assets of the Company's industry segments and for financial information about domestic operations and export sales. The Company's perchlorate chemical operations accounted for approximately 75%, 86% and 94% of revenues during the years ended September 30, 1995, 1994 and 1993, respectively. There were no significant sales of Halotron during these periods. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries of American Pacific Corporation.

Specialty Chemicals

Strategy

     The Company's strategy is to maintain its status as one of two producers of AP and to apply the technology and expertise gained over 30 years in the production of AP to other activities, such as sodium azide and Halotron, perchlorate chemicals other than AP, and additional specialty chemical business opportunities, and to its environmental protection equipment business. In view of the decline in demand for AP as a consequence of declining national defense needs and related budgetary constraints (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), the Company's strategy has been to use proven technologies and target growing markets to produce and sell specialty chemicals for which there is perceived demand. Where feasible, the Company may endeavor to gain access to such technologies and markets by cooperative arrangements with others to which it can contribute its operating and management expertise. The Company regularly evaluates business opportunities that are presented to it.

Ammonium Perchlorate

Market

     AP is the sole oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. Substantially all existing and most planned launch vehicles providing access to space for communications, observation, intelligence and scientific exploration are propelled by solid fuel rockets and thus depend upon AP. A significant number of the rockets and missiles used in national defense programs are also powered by solid fuel.

     The Company has supplied AP for use in space exploration programs for nearly 30 years, beginning with the Titan program in the early 1960s. Today, its principal space exploration customer is the Space Shuttle Program, for which the Company supplies approximately one-half to substantially all of Program AP requirements. The Company's AP is also used in expendable rockets that launch satellites for communications, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring. Due to the nature and extent of the economic and military applications to which satellites are being put, the Company expects the use of satellites to increase. The Company is a qualified supplier of AP to a number of defense programs, including the Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information respecting the Company's assessment of the AP market.

Customers

     Prospective purchasers of AP consist principally of contractors in programs of the DOD and NASA. As a practical matter, the specialized nature of these contractors' activities restricts entry by others into competition with them. As a result, there are relatively few potential customers for AP, and individual customers for AP typically account for a significant portion of the revenues of AP manufacturers. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors, although sales to foreign agencies and their contractors are not expected to account for significant percentages of AP sales. (See Competition.)

     Thiokol Corporation - Space Operations accounted for 71%, 71% and 78% of the Company's revenues during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. Substantially all of the revenues from AP production at the WECCO facility have been derived from and in accordance with the NASA/Thiokol Agreements. (See NASA/Thiokol Agreements for information about the identity of prospective purchasers of AP produced by WECCO.) Other customers accounting for 10% or more of the Company's revenues during one or more of the three fiscal years ended September 30, 1995 are the following: Atlantic Research Corporation-11% (1994) and Hercules-12% (1993).

NASA/Thiokol Agreements

     Following the May 1988 Incident, NASA issued Determinations and Findings that included a determination that it was essential to planned space exploration and to national security that the lost AP production capacity be replaced as quickly as possible and that a reliable supply of AP again be available from two domestic manufacturers. The NASA/Thiokol Agreements implemented this determination by providing for purchases of AP from WECCO to assure revenues in respect of sales of not less than 140,000,000 pounds over a period of seven years commencing with initial production. Under the NASA/Thiokol Agreements, which include an Advance Agreement and included a Surcharge Agreement, each dated as of March 3, 1989, WECCO agreed to cause the construction of a facility capable of producing 30,000,000 pounds (expandable to 40,000,000 pounds) of AP annually. Most of the facility cost (including loan fees and associated costs) in the aggregate amount of $92,000,000 was borrowed by WECCO under a credit facility (the "WECCO loan") (see AP Plant Financing) and was amortized under the NASA/Thiokol Agreements through collection and application of a surcharge on all sales of AP by WECCO. In this connection, Thiokol obligated itself, subject to the contingency described below, to purchases of AP, which when aggregated with purchases of AP made by others, would assure revenues in respect of sales of 5,000,000 pounds of AP quarterly, 20,000,000 pounds annually and 140,000,000 pounds over the term of the agreements. Under the Surcharge Agreement, the price of AP sold by WECCO was adjusted at least quarterly, by way of a surcharge determined with reference to costs incurred under the plant financing and periodically as required with reference to costs of manufacture. For certain periods, however, the surcharge was paid in advance. (See Note 6 of Notes to Consolidated Financial Statements.) The surcharge was intended to be sufficient to amortize costs of the plant financing over a period of not more than seven years. In addition to the surcharge, the NASA/Thiokol Agreements provided that the selling price of AP was to cover all of the costs of production of AP and to return a profit to WECCO. NASA/Thiokol agreed to provide funds to eliminate any deficiency in the cash collateral account that was maintained under the plant financing to assure timely debt servicing and to cover any costs of the facility exceeding the amount of the plant financing.

     By memorandum of agreement, NASA and the DOD allocated between them, to the extent of 45% of AP orders in the case of NASA and 55% of AP orders in the case of the DOD, the responsibility for causing their respective contractors to place orders for AP manufactured by WECCO in respect of revenues in the aggregate amount of 140,000,000 pounds over a period of seven years.

     On May 10, 1994, WECCO and Thiokol finalized and signed the Amendment. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements. Under and because of the resolution of its dispute with Thiokol completed by the Amendment, on May 10, 1994, WECCO exercised the contractual right reserved solely to it in the WECCO loan agreement to direct that the funds in the cash collateral account and default account be used to repay the WECCO loan, including accrued interest, any interest rate swap termination fee, and any other costs relating to the repayment. Upon early repayment in full of the WECCO loan, the Amendment provides for the termination as fulfilled of the Surcharge Agreement and termination of certain other agreements relating to the repayment of advances (the Working Capital Agreement and the Repayment Plan).

     The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively, excluding surcharge revenues received in 1994. The Amendment expires on September 30, 1996.

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

The Company has estimated that the cost of producing such AP will be approximately $3.5 million and has included this amount in the current portion of long-term debt at September 30, 1995.

     Thiokol's obligations under the Advance Agreement, as amended, are contingent upon adequate funding by NASA. NASA and DOD have agreed to reimburse Thiokol and all other contractors for all amounts paid by them to purchase AP for which they are not otherwise reimbursed. The funding obligation of NASA is subject only to the adequacy of Congressional appropriations to NASA's overall budget. The Company believes that appropriated funds available to NASA at any time during the term of the Amendment will be sufficient to enable any such termination claim referred to above to be paid.

Backlog

    As a result of the Amendment, the Company's backlog for planning purposes at September 30, 1995 was approximately $20,000,000 of AP sales in fiscal 1996. In October 1995, the Company received a purchase order for the delivery of AP from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the order during the 1997-1999 period, and that could extend the contract to the year 2000.

AP Plant Financing

     To finance construction of its AP facility, WECCO entered into a Loan Agreement dated as of March 3, 1989, (the "Loan Agreement") with a bank ("Seafirst Bank"), under which WECCO borrowed $92,000,000. Such principal balance was payable quarterly over a seven-year term commencing June 1, 1990, together with interest at an annual rate of 13 1/2% (after giving effect to an interest rate swap agreement). The terms of the Loan Agreement provided for amortization in full over the seven-year loan term, although the Company expected that the loan would be fully paid sooner. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) The WECCO loan was secured by liens on and security interests in all of the present and future assets of WECCO, whether tangible or intangible, real or personal. The WECCO loan was further secured by a pledge to Seafirst Bank by the parent company of WECCO of all of the outstanding stock of WECCO. The NASA/Thiokol Agreements were intended to ensure, through the commitments of Thiokol and NASA and by imposition of the surcharge, the repayment of all obligations of WECCO under the Loan Agreement. (See NASA/Thiokol Agreements.)

     The WECCO loan was prepaid on May 10, 1994. See Notes 7 and 12 of Notes to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturing Capacity and Process

     The WECCO facility, as it currently exists, is capable of producing 30,000,000 pounds of AP annually. The facility is expandable to enable production of up to 40,000,000 pounds annually. Production of AP commenced there in July 1989. In satisfaction of the sole condition to the NASA/Thiokol purchase commitments in respect of revenues for a total of 140,000,000 pounds of AP, on August 7, 1989 Thiokol completed testing of sample AP produced by WECCO and certified that all of the properties of such AP fell within the limits of the Space Shuttle AP specifications. AP produced at the facility and propellants incorporating such AP have qualified for use in all NASA and DOD programs for which testing has been conducted. Since the qualification process was completed, AP produced at the WECCO facility has been used in numerous Space Shuttle launches. AP produced by the Company is also used in programs such as the Navy Standard Missile and Multiple Launch Rocket System programs.

     WECCO's AP facility is designed to site particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials handling systems designed, constructed and operated in accordance with the operating and safety requirements of WECCO's customers, insurance carriers and governmental authorities. Equipment required in the manufacturing process includes storage tanks for use at various stages, electrolytic cells, glass-lined reactor vessels, crystallizer vessels, dryers and blenders.

     AP is manufactured by electrochemical processes using the Company's proprietary technology. The principal raw materials used in the manufacture of AP (other than electrical energy) are salt, ammonia and hydrochloric acid. All of the raw materials used in the AP manufacturing process are available in commercial quantities and the Company has had no difficulty in obtaining necessary raw materials. The Company is a party to an agreement with Utah Power & Light Company for its electrical requirements at the WECCO facility. Prices paid by WECCO for raw materials have been relatively stable, with no discernible long-term price fluctuations. WECCO's agreement with Utah Power and Light provides for the supply of power for a minimum ten-year period, which began in 1988, and obligates WECCO to purchase minimum amounts of power, while assuring WECCO competitive pricing for its electricity needs for the duration of the agreement. WECCO's AP production requires substantial amounts of electric power.

     The AP manufacturing process is basically non-patentable. Certain of its aspects are proprietary to the Company and knowledge of these aspects is confined to a small number of personnel upon whose expertise the Company is dependent. The Company has entered into appropriate agreements with such personnel mandating non-disclosure and prohibiting competition with the Company, but there can be no assurance that such provisions will be enforceable in all events.

     In addition to the manufacture of perchlorate chemicals, the Company's business includes the design of, and the furnishing of technology and equipment for, electrochemical plants. The Company has previously provided such services and materials to two foreign plants and may provide these services and materials to others in the future, although the Company is not presently a party to arrangements to provide such services.

Competition

     Kerr McGee Chemical Corporation ("Kerr-McGee") is the only other manufacturer of AP in the United States, and currently claims an annual capacity of approximately 36,000,000 pounds. Kerr-McGee has in the past produced more AP than the Company and has substantially greater financial resources. The Company has historically competed with Kerr-McGee primarily on the basis of availability of production capacity. The pricing and procurement practices of the principal AP customers that have been in effect for over 10 years have thus far been formulated to support more than one United States producer of AP. There is no assurance that this U.S. government derived dual source policy will continue after September 1996. These practices result in a negotiated price for the bulk of the Company's product based on settled margins above fully allocated costs. As described above, the Advance Agreement, as amended, effectively assures the Company a minimum level of revenues from the AP market over a period of about seven years, beginning in August, 1989 and ending in September, 1996. The Company maintains close communication with its principal customers and with the relevant governmental agencies for the purpose, among other things, of enabling management to assess on a continuing basis future product demand and customer satisfaction and to maintain the Company's market share.

Sodium Azide

Sodium Azide Facility

     In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel has licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in automotive airbag safety systems. In addition, Dynamit Nobel is providing technical support for the design, construction and startup of the new facility. The new facility has been constructed on land owned by the Company in Iron County, Utah for its owner and operator, American Azide Corporation ("AAC"), a wholly-owned indirect subsidiary of the Company, and has an annual design capacity of 6,000,000 pounds. Although the facility has not operated at design capacity, the Company believes such capacity can be achieved as demand for sodium azide increases. There can be no assurance in that regard, however, and as a consequence the Company cannot predict over what period of time, if at all, its sodium azide plant will operate at levels consistent with the above expectations.

     Dynamit Nobel is an established German firm engaged in the manufacture of explosives and detonators, specialty chemicals, defense technologies, ammunition, plastics and composites. It is the developer of the sodium metal-based process used in the manufacture of sodium azide, and has successfully utilized the process on a commercial basis for over 80 years, although on a much smaller scale than as practiced by the Company.

Financing

     On February 21, 1992, the Company concluded a $40,000,000 financing for the design, construction and startup of the sodium azide facility through the sale of noncallable subordinated secured notes (the Azide Notes). The funds were provided by a major state public retirement fund and an investment management company. The Azide Notes provide for the semi-annual payment in arrears of interest at the rate of 11% per annum. Principal is to be amortized to the extent of $5,000,000 on each of the fourth through ninth anniversary dates of funding, with the remaining $10,000,000 principal amount to be repaid on the tenth anniversary date. The Azide Notes are secured by the fixed assets and stock of AAC, the stock of the Company's principal real estate development subsidiary, as well as by a deed of trust on certain land in Clark County, Nevada being developed by the Company (see Notes 5 and 7 of Notes to Consolidated Financial Statements). The Company issued Warrants ("the Warrants") to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of the Company's Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that the Company issues or is deemed to issue stock, rights to stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of stock splits, mergers or similar transactions. The terms of the Warrants permit their exercise by delivery to the Company for cancellation of a principal amount of the Azide Notes equivalent to the exercise price of the Warrants being exercised. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

     The Indenture under which the Azide Notes were issued imposes various operating restrictions upon the Company, including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations, and (iv) certain dispositions of assets. Management believes the Company has complied with these operating restrictions.

     On each of December 31, 1995, 1997 and 1999, holders of the Warrants will have the right to put to the Company as much as one-third thereof at prices determined by the Company's fully diluted earnings per share and multiples of 13, 12 and 11 respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% per annum internal rate of return to the date of the put (inclusive of the Azide Notes' yield). On or after December 31 of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered under the Securities Act on one occasion, as well as certain incidental registration rights.

Market

     A number of firms has devoted extensive efforts for at least 20 years in the development of automotive airbag safety systems. These efforts have resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that is based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. Therefore, virtually all commercially developed automotive airbag systems installed to date incorporate inflation technology based on the use of the sodium azide. Other inflator technologies, such as the hybrid or heated-gas inflator have recently been developed and appear to be achieving some level of market acceptance. (See Competition)

     The Company expects demand for airbag systems in North America and worldwide, to increase significantly over the next 10 years. Changes in the level of demand for sodium azide will depend in part, upon the penetration, if any, of competing inflator technologies that are not based upon the use of sodium azide.

     On December 18, 1991, former President George Bush signed the highway and mass transit bill, which included the Intermodal Surface Transportation Efficiency Act. As part the Act, dual airbags became mandated, rather than merely encouraged. As of September 1, 1997, new passenger cars sold in the U.S. must have two front seat airbags plus manual belts. In 1997, 95% of the new car population must meet this requirement. As of September 1, 1998, light trucks and vans with an unloaded vehicle weight of 5,500 pounds or less must meet these requirements.

     The Company believes that the primary factor now affecting demand for airbag systems is consumer preference rather than governmental and regulatory requirements. Automobile manufacturers have responded by announcing plans for general airbag system use in all passenger vehicles, and in light trucks and vans.

     The amount of sodium azide required for the driver and passenger side airbag inflators varies depending upon the size of the vehicle because the airbag must, when deployed, fill the space on the driver or the passenger side. In general, the amount of sodium azide used in each vehicle, with both a driver and passenger side airbag system installed, ranges from about 400 grams (0.88 pounds) to about 572 grams (1.26 pounds). In addition to the sodium azide that is actually contained in the inflators, the inflator manufacturers purchase additional amounts of sodium azide for testing and related purposes.

     The Company previously believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the AAC plant) by the 1994 model year (which for sodium azide sales purposes is the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers, although the Company's information with respect to competitors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market enviroment, there exists considerable pressure on the price of sodium azide.

Customers

     The two major suppliers of airbag inflators in the United States are TRW and Morton. AAC has received notification that sodium azide produced at its Utah plant is qualified for use in most airbag inflator products of Morton and TRW. Although the Company does not expect to enter into long-term contracts with these suppliers, they have expressed their intent to purchase sodium azide from the AAC facility, provided such sodium azide continues to meet their qualification requirements and is priced competitively. The present selling price for sodium azide is in the range of $4.50 to $6.00 per pound.

Development and Operation of Airbags

     In the 1960s, automotive airbag systems inflated by releasing nitrogen gas stored under very high pressure. This method entailed technical problems relating to the reliability of the module that housed such gas and the variation in nitrogen gas dynamics caused by the necessarily wide range of operating temperatures in which automobiles operate. Research and testing resulted in sodium azide-based propellant. This propellant eliminated the problems associated with high-pressure storage because sodium azide is stored in solid form and releases nitrogen gas only when ignited. In a frontal impact of sufficient severity, sensors in an airbag-equipped vehicle detect a sudden deceleration and fire a pyrotechnic device called an initiator. In the airbag system, the initiator ignites the sodium azide-based propellant, which is similar to solid propellants used in certain rocket engines. The gas generant or solid propellant includes a booster and a main propellant. The booster, which consists mainly of sodium azide, propagates the flame front, elevates the combustion pressure and transfers heat to the main propellant. The main propellant is also composed of sodium azide and an oxidant. As the propellant burns over a period of approximately 50 milliseconds, it produces nitrogen gas. The nitrogen gas passes through a filter, out through a nozzle and into a woven nylon bag, inflating the bag in less than one-tenth of a second. The airbag absorbs the crash energy by cushioning forward movement and then immediately deflates through exit holes in the airbag.

Competition

     The Company believes that a Canadian facility is currently the sole competing producer of sodium azide in commercial quantities in North America. Dynamit Nobel in Germany, three producers in Japan and two producers in India also produce sodium azide. The Company believes that sodium azide demand in North America will not be adequately satisfied by imports from outside North America due to purchasers' requirements for frequent plant inspections, product quality verification and similar logistical problems, as well as costs of transportation. It is possible, however, that domestic or foreign entities will seek to develop sodium azide production facilities in North America. It is also possible that other inflator technologies, such as the hybrid or heated gas inflator, will achieve significant market share and consequently reduce demand for sodium azide. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the North American airbag inflator market, although there can be no assurance given with respect thereto.

Azide Agreements

     Under the Azide Agreements, Dynamit Nobel will receive, for the use of its technology and know-how relating to its batch production process of manufacturing sodium azide, quarterly royalty payments of 5% of the quarterly net sales of sodium azide by AAC for a period of 15 years from the date the Company begins to produce sodium azide in commercial quantities. On February 21, 1992, the Company made a lump sum payment to Dynamit Nobel of $1,589,000 for the use of the process changes, developed by Dynamit Nobel for partial continuous production of sodium azide and the related engineering drawings and specifications.

Halotron

     On August 30, 1991, the Company entered into an agreement (the "Halotron Agreement") with Jan Andersson and AB-Bejaro Product, granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron. Halotron is a fire suppression system, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as fire suppression agents in military, industrial, and commercial applications. This option was exercised in February 1992.

Background

     The impetus for the invention of Halotron was provided by the discovery during the 1980s that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation. A reduction in stratospheric ozone is believed to have the potential to result in long-term increases in skin cancer and cataracts, suppression of the human immune system and damage to crops and natural ecosystems. As a result of disclosures concerning the various halon compounds in use, the Montreal Protocol on Substances that Deplete the Ozone Layer, which became effective in 1989 and was strengthened in 1992, freezes at 1986 levels the production of halons and mandates a phase-out of the production of halons by December 31, 1993. To date, the Montreal Protocol has been adopted by 59 nations, including the United States. Some of its signatories, such as Germany and Sweden, have already banned the manufacture and general use of halons, and others, including the United States, are considering bans earlier than those contained in the Montreal Protocol. The United States Air Force has banned the purchase of controlled ozone layer depleting substances, including halons. The ban covers all Air Force, Air Force Reserve, Air National Guard and Air Force-related government owned contractor operated activities. Certain exemptions from the Air Force-related ban can be granted through a waiver process.

Halotron Agreement

     The Halotron Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron I (see below), which, together with testing performed at independent laboratories in Sweden and the United States and consulting services that have been provided by its inventors, was intended to enable the Company to evaluate Halotron I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden. Additional testing is ongoing. On February 26, 1992, the Company acquired the rights provided for in the Halotron Agreement, gave notice to that effect to the inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron I, the rights acquired by the Company include rights under all present and future patents relating to Halotron I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $700,000 (the exercise price of $1,000,000, less advance payments previously made) and became obligated to pay the further sum of $1,500,000 in monthly installments of $82,000, commencing in March 1992. The license agreement between the Company and the inventors of Halotron I provide for a royalty to the inventors of 5% of the Company's net sales of Halotron I over a period of 15 year (however, see below for a discussion of certain litigation that terminated the inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with Mr. Andersson and AB-Bejaro Product under which, among other things, Halotron II (see below) has been developed.

     Andersson and Bejaro breached the contract under which they had sold the rights to Halotron. This breach resulted in litigation initiated by AmPac Technologies, Inc. and Halotron, Inc., ( both wholly-owned subsidiaries of the Company). This initial litigation was settled when Andersson and Bejaro promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave Halotron, Inc. exclusive rights to the Halotron chemicals and delivery systems.

     Following the settlement of the initial litigation, however, Andersson and Bejaro failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, litigation was initiated in the Utah state courts in March 1994, for the purpose of establishing Halotron, Inc.'s and AmPac Technologies, Inc.'s exclusive rights to the Halotron chemicals and delivery systems. On August 15, 1994, the court entered a default judgment ("Judgment") against Andersson and Bejaro granting the injunctive relief requested by Halotron, Inc. and AmPac Technologies, Inc. and awarding damages in the amount of $42,233,000.

     The trial court further ordered Andersson and Bejaro to execute documents required for patent registration of Halotron in various countries. When Andersson and Bejaro ignored this order, the Court directed the Clerk of the Court to execute these documents on behalf of Andersson and Bejaro. Finally, the Court ordered that Andersson's and Bejaro's rights to any future royalties from sales of Halotron were terminated. AmPac Technologies, Inc. and Halotron, Inc. are exploring ways to collect the Judgment from Andersson and Bejaro. It appears that Andersson and Bejaro have few assets and those assets they do have appear to have been placed beyond reach of the Judgment.

Use of Halons

     Halons are used throughout the world in modalities that range from hand-held fire extinguishers to extensively engineered aircraft installations, but which are generally of two types, streaming and flooding systems. Streaming systems rely upon the focused projection of a slowly gasifying liquid over distances of up to 50 feet from the point of projection. Flooding systems release a quickly gasifying liquid into a confined space, rendering inert a combustible atmosphere and extinguishing any ongoing combustion. Halon 1211, principally a streaming agent, is used on aircraft and aircraft flightlines, on small boats and ships and in chemically clean rooms and laboratories, other commercial and industrial facilities, including those in the lumber and petroleum industries, offices and residences. Its worldwide production peaked in 1988 at 19,000 metric tons. Halon 1301, principally a flooding agent, protects such installations as computer, electronic and equipment rooms, ship and other engine room spaces, petroleum handling stations and repositories of literature and cultural heritage. Its worldwide production peaked in 1988 at 12,500 metric tons.

Potential Customers

     The end-user market for halons and consequently, Halotron, is divided into several segments. The government segment consists of the armed services and other agencies, including the Department of Energy, NASA and governmental offices, laboratories and data processing centers. Historically, military applications have predominated in this segment, and it is the military that has taken the lead in research for halon replacements, both in streaming and in flooding applications. It will be critical to the Company's efforts to market Halotron to the military that military specifications for the procurement of halon replacements include Halotron. The Company is not aware of any military specifications for halon replacements that have been issued to date.

     Commercial market segments include fire critical industries such as utilities, telecommunications firms, the oil and gas exploration and production industry, lumbering, ocean transport and commercial aviation. These industries have indicated a desire to accept the data generated in accordance with the military procurement evaluation programs and to consider carefully the recommendations and determinations made by the military. Other market segments include other business organizations and small users that typically follow selections made by the industry users described above.

     Halotron I, the first phase of Halotron, has been extensively and successfully tested. Application specific qualification testing is ongoing. Halotron I is designed to replace halons in streaming and in limited flooding applications. Halotron II, which has been designed and is presently being tested, is intended to replace halons in flooding applications. Succeeding Halotron phases, to be designed, are intended to supersede earlier Halotron phases, generally on an optimized application by application basis, and are intended to meet more strict environmental constraints expected to be applied in the future.

     The Company's efforts to produce, market and sell Halotron I and Halotron II are dependent upon the political climate and environmental regulations that exist and may vary from country to country. The magnitude of future orders received, if any, will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions, governmental budgetary constraints and the ultimate market acceptance of these new products.

Market for Halotron

     In 1992, the Company commissioned a market study by Easton Consultants, Inc. ("Easton"). The Company was advised by Easton that the potential market for Halotron products is both domestic and international, with the potential international market significantly larger than the domestic. In 1990, worldwide production and consumption of halons was approximately 12,600 metric tons of streaming agent and approximately 9,000 metric tons of flooding agent, representing an overall decline from 1986 halon production levels of approximately 35%. This decline is primarily attributed to the imposition of regulations restricting or banning entirely the manufacture and use of halons. Future demand for halon replacements such as Halotron products is anticipated to be initially great as halon is replaced in existing applications. Thereafter, demand may decrease as sales may be limited to new applications, new installations and replacement of materials consumed in training, demonstrations and fire suppression. Further, demand may be negatively impacted by technological improvements in fire prevention and detection, changes in the cost, redundancy and survivability of equipment being protected and the anticipated reduction of activities by the military, a key user of fire suppression equipment.

     In 1993, Halotron I was approved by the Environmental Protection Agency ("EPA") as a halon 1211 replacement agent in connection with the EPA's Significant New Alternatives Project program. During 1995 the Federal Aviation Administration ("FAA") approved Halotron I as an acceptable airport firefighting agent. The FAA concluded that Halotron I will suppress or extinguish fire in the same manner as halon.

     In addition, the Company, in concert with Buckeye Fire Equipment Company, has successfully completed Underwriters Laboratories (UL) fire tests for six sizes of portable fire extinguishers using Halotron I. Certain steps in the remaining UL testing program are scheduled to be completed shortly.

     In anticipation of final UL approvals, the Company and Buckeye recently signed an agreement that calls for the Company to supply Buckeye's requirements of Halotron I during calendar 1996. This agreement includes Buckeye's estimate of its requirements, which approximate sales of Halotron I of $2.2 million per calendar quarter, although actual requirements may be more or less than these estimates.

Competition

     Potential halon alternatives and substitutes will compete as to performance characteristics, environmental effects and cost. Performance characteristics include throw ability, visibility after application, after-fire damage, equipment portability and versatility, low temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP (ozone depletion potential), GWP (global warming potential) and toxicity. Potential halon substitutes include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire suppressing chemicals and systems and will have greater financial resources than those available to the Company. Based upon Easton's survey of potential competitors in 1992 and the Company's current knowledge, no competitor has yet developed a halon alternative that meets the overall performance and environmental standards met by Halotron I in streaming and limited flooding applications, although there can be no assurance in this regard. However, the Company expects that there will be several competitive products in the same market as Halotron II.

Halotron Facility

     The Company has designed and constructed a Halotron facility that has an annual capacity of at least 6,000,000 pounds, located on land owned by the Company in Iron Country, Utah. Under the Halotron Agreement, the Company received the technical support of the inventors for the design, construction and operation of the new facility.

Real Estate Development

     The Company's two real estate development subsidiaries (collectively "AMDECO") own a 420-acre tract in Clark County, Nevada, and about 4,700 acres in Iron County, Utah. The Nevada tract, the site of the Gibson Business Park and the Company's Ventana Canyon joint venture residential project (see below), is located adjacent to the site of the May 1988 Incident. Its development was adversely affected by the May 1988 Incident, but the resumption of active marketing efforts has resulted in land sales.

     AMDECO maintains close ties with the Nevada Development Authority, the regional agency primarily responsible for economic development and diversification in Southern Nevada. Local marketing is done through real estate professionals and through business and organizational ties. The Gibson Business Park competes with five to six other industrial parks in the Las Vegas Valley, some of which offer comparable sites and amenities. It also competes with industrial parks in the Phoenix, Reno and Salt Lake City areas.

     During fiscal 1993, AMDECO contributed approximately 240 acres of its Clark County development property to Gibson Ranch Limited Liability Company ("GRLLC"), the developers of Ventana Canyon, a master-planned community primarily residential in character. The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution which was transferred to Real Estate Equity Investments. AMDECO's contribution is subject to its ability to obtain a release of a mortgage lien in favor of the holders of the Azide Notes. AMDECO's interest in GRLLC is assigned to secure the Azide Notes. An unrelated local real estate development group ("D") contributed an adjacent 80 acre parcel to GRLLC. GRLLC is developing the 320-acre parcel as primarily a residential real estate development. D is the managing member of GRLLC and will manage the business conducted by GRLLC. Certain major decisions, such as increasing debt and changes in the development plan or budget may be made only by a management committee on which AMDECO is equally represented. The profits and losses of GRLLC will be split equally between AMDECO and D after the return of advances and agreed upon values for initial contributions. See Note 5 of Notes to Consolidated Financial Statements for further information with respect to GRLLC.

     The 4,700 acre Utah site is primarily dedicated to the Company's growth and diversification.

Environmental Protection Equipment

     The Company's subsidiary, PEPCON Systems, Inc. ("PSI") designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of sea water. Its OdorMaster(TM) systems eliminate odors from gases at sewage treatment plants, composting sites and pumping stations and at chemical, food processing and other industrial plants. These systems, which use electrochemical technology developed in the Company's specialty chemical operations, chemically deodorize malodorous compounds in contaminated air. Sodium hypochlorite is generated on-site from salt brine or sea water by circulation through electrolytic cells. Once generated, it is utilized within a scrubber tower containing both a spray area and a packing section to maximize contact between the scrubbing solution and the contaminated air. Sodium hypochlorite reacts chemically with the two most common air stream contaminants, hydrogen sulfide and ammonia, to produce non-noxious gases, water and salts. The salts, a by-product of the process, are then used to produce additional sodium hypochlorite which is then used for further odor treatment. Advanced OdorMaster(TM) systems place two or three scrubber towers in series to treat complex odors, such as those produced at sewage composting sites or in sewage sludge conditioning systems. ChlorMaster(TM) Brine and Sea water systems utilize a similar process to disinfect effluent at inland sewage treatment and industrial plants and to control marine growths in condenser cooling and service water at power and desalination plants and at oil drilling production facilities on seacoasts and offshore.

     PSI's customers for its OdorMaster(TM) Systems are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Oil and other industrial companies are customers of its ChlorMaster(TM) systems. Its systems are marketed domestically by sales representatives and overseas by sales representatives and licensees. PSI competes both with companies that utilize other decontamination processes and those that utilize technology similar to PSI's. All are substantially larger than PSI. PSI's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees. The market for this type of environmental protection equipment is estimated at several hundred million dollars annually and includes replacement as well as new sales.

     PSI's backlog at the end of the fiscal years ending September 30, 1995, 1994, and 1993 was $2,500,000 $1,000,000, and $2,000,000, respectively.

Research and Development

     The Company's existing laboratory facilities are located on the premises of WECCO and are used to support WECCO's perchlorate production activities and to support its sodium azide and Halotron production activities. The Company conducts research and development programs directed towards enhancement of product quality and performance and the development of complementary or related products at these facilities.

     The Company's diversification efforts may create the need for an additional, centralized research and development facility that would be used to support not only perchlorate, sodium azide and Halotron production, but also any future business opportunities that may become available to the Company. Subject to improvement in its Halotron business, since phases of Halotron are still in the research and testing phase, and because Halotron may require a substantial research and development effort on an on-going basis, the Company may maintain a research and development facility for its Halotron operations.

Insurance

     The Company's insurance currently includes property insurance at replacement value on all of its facilities and business interruption insurance. The Company also maintains liability insurance. Management believes that the nature and extent of the Company's current insurance coverages are adequate. The Company has not experienced difficulty obtaining the types of insurance in the amounts it has sought.

Government Regulation

     As a supplier to United States government projects, the Company is subject to audit and review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of the Company's contracts for the sale of AP are in whole or in part subject to the Federal Acquisition Regulations ("FARS"). The Company's AP costs are audited by its customers and by government audit agencies such as the United States Defense Contract Audit Agency. To date, such audits have not had a material effect on the Company's results of operations or financial position.

Environment

     In the operation of its chemical plants, the Company is subject to a number of environmental constraints relating to atmospheric emissions, industrial effluent and operating conditions. The Company has thus far met successfully all requirements imposed, and does not anticipate any adverse effects from existing or presently foreseeable statutes and regulations, although there can be no assurance in this regard, particularly since the Company's plants are subject to continued compliance with the changing requirements of federal and state occupational safety and health administration regulations. The costs of compliance with applicable requirements were a component of the AP and sodium azide plant financings.

     The imposition of environmental constraints is a positive factor in the development of the Company's environmental protection activities. As environmental awareness continues to increase, the Company anticipates that these business activities will be enhanced.

     Although a number of states have adopted laws and regulations that place environmental controls and zoning restrictions on real estate, such regulations have not had a significant effect on the Company. The Company does not anticipate that its real estate development activities will be adversely affected by such regulations.

     The May 1988 Incident released certain materials in the area of the former AP plant. The Company has expended substantial amounts of time and effort on cleanup activities, and has filed final reports with state and federal environmental protection agencies. The Company has been notified that its reports have been accepted and that no further action will be taken by these agencies. Accordingly, management does not believe that the Company has any further material environmental liability resulting from the May 1988 Incident.

Employees

     At September 30, 1995, the Company employed approximately 216 persons in executive, administrative, sales and manufacturing capacities. The Company considers relationships with its employees to be satisfactory.


Item 2. Properties
------------------

     The following table sets forth certain information regarding the Company's properties at September 30, 1995.

                                                     Approximate
                                                      Area or                           Appproximate
Location                Principal Use               Floor Space        Status           Annual Rent
--------                -------------              -------------       ------           -------------
Iron County, UT         WECCO Manufacturing           217 acres         Owned                      __
                        Facility (1)
Iron County, UT         AAC Manufacturing              41 Acres         Owned(3)                   __
                        Facility (2)
Iron County, UT         Halotron, Inc.              6,720 sq. ft.       Owned                      __
                        Manufacturing Facility
Las Vegas, NV           Executive Offices:          22,262 sq. ft.      Leased(4)            $540,000
                        AMDECO, American
                        Pacific Corporation, PSI

(1) This facility, used for the production of perchlorate products, consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building.

(2) This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space.

(3) The AAC manufacturing facility and land upon which it is situated is subject to a deed of trust in favor of the holders of the Azide Notes.

(4) These facilities are leased from 3770 Howard Hughes Parkway Associates Limited Partnership for an initial term of 10 years which began on March 1, 1991. (See Note 11 of Notes to Consolidated Financial Statements.)

The Company's facilities are considered by it to be adequate for its present needs and suitable for their current use.

For information with respect to properties owned by AMDECO see Item 1.
Business -Real Estate Development. Substantially all land in Clark County, Nevada owned by AMDECO secure the Azide Notes and is subject to a mortgage and deed of trust in favor of the Azide Note holders. (See Notes 5 and 7 of Notes to Consolidated Financial Statements.)


Item 3. Legal Proceedings
-------------------------

     The Company previously had a dispute with Thiokol with respect to the interpretation of the NASA/Thiokol Agreements. Certain shareholder lawsuits have been filed against the Company and certain of its directors and officers. On December 10, 1993, the Company was served with a complaint that alleges the Company is liable for approximately $5.9 million related to a guarantee executed in 1982. Certain litigation involving Halotron was initiated by the Company in 1994 and has been resolved.

     The information set forth in Note 11 of Notes to Consolidated Financial Statements describing the foregoing litigation is incorporated herein by reference. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
--------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market on NASDAQ/NMS under the symbol "APFC." The table below sets forth the high and low closing prices of the Common Stock on NASDAQ/NMS for the periods indicated.

                                         NASDAQ/NMS
                                      (Closing Prices)
                                        High      Low
Fiscal Year 1995
----------------
1st Quarter                            9 3/4      6  3/4
2nd Quarter                            7 3/4      5  3/4
3rd Quarter                            7          4 9/16
4th Quarter                            6 1/2      4  3/4

Fiscal Year 1994
----------------
1st Quarter                           15 3/4     11  1/4
2nd Quarter                           16 3/4     13
3rd Quarter                           16 1/4     14
4th Quarter                           15 1/4      9

     At December 1, 1995, there were approximately 1,755 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in certain borrowing agreements restrict the Company's ability to pay dividends. (See Note 7 of Notes to Consolidated Financial Statements.)

Item 6.  Selected Financial Data
--------------------------------
FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED
-----------------------------------------------------------------------------
SEPTEMBER 30,
-------------

                                                      1995      1994      1993      1992       1991
                                             --------------------------------------------------------------
                                                 ........(in thousands except per share amounts)........
STATEMENT OF OPERATIONS DATA:
  Surcharge revenues                                        $  8,913  $ 19,774  $ 24,127  $ 25,094
  Total sales and operating revenues              $ 39,250    51,193    57,215    63,075    61,645
  Cost of sales                                     29,861    26,317    24,612    28,125    29,282
  Gross profit                                       9,389    24,876    32,603    34,950    32,363
  Operating expenses and research
    and development                                 11,436    12,522    11,931    10,390     8,160
  Litigation settlement                                                            8,135
  Impairment charge                                           39,401
  Operating income (loss)                           (2,047)  (27,047)   20,672    16,425    24,203
  Interest and other income                          1,429     1,088     2,928     3,435     2,307
  Interest and other expense                         1,709     3,315     7,796    11,834    12,138
  Income (loss) before provision (credit)
    for income taxes                                (2,327)  (29,274)   15,804     8,026    14,372
  Provision (credit) for income taxes                 (791)   (9,937)    5,369     2,608     5,401
  Net income (loss)                                 (1,536)  (19,337)   10,435     5,418     8,971
  Net income (loss) per common share (1)          $   (.19) $  (2.38) $   1.26  $    .71  $   1.59

BALANCE SHEET DATA:
  Cash and cash equivalents and
    short-term investments                        $ 26,540  $ 24,884  $ 20,782  $ 70,929  $  9,348
  Restricted cash                                    3,743     1,584    37,218    35,232    28,007
  Inventories and accounts and notes
    receivable                                      13,086    14,630    17,694     7,782     9,408
  Restricted receivables                                                             132     1,318
  Property, plant and equipment - net               80,944    81,606   122,346    84,092    68,917
  Development property                              10,296    11,525    12,717    23,495    22,795
  Real estate equity investments                    17,725    14,526    12,979       618       621
  Total assets                                     157,789   154,922   231,138   231,089   147,135
  Working capital                                   26,440    34,383    28,109    73,225     9,595
  Notes payable and current portion
    of long-term debt                                8,500       504    43,504    14,661    19,581
  Long-term debt                                    34,054    42,176    46,177    88,597    61,342
  Shareholders' equity                              94,251    95,846   114,253   102,975    43,818

1) Per share amounts are based on the weighted average number of shares of Common Stock outstanding considering the dilutive effect of stock options and warrants.

2) The independent auditors' report for 1995, 1994, 1993 and 1991 each included an explanatory paragraph discussing uncertainties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations

Sales and Operating Revenues

     Sales and operating revenues were $39,250,000 in fiscal 1995 compared to $51,193,000 in fiscal 1994. The decrease is primarily due to a decrease in the surcharge and a decrease in AP revenues associated with an amendment to the 1989 Advance Agreement (see below). Such decrease was partially offset by an increase in sodium azide and real estate sales. Sales and operating revenues were $51,193,000 in 1994 compared to $57,215,000 in 1993. The decrease is principally due to a decrease in the surcharge related to AP sales (see below). The decrease was partially offset by the commencement of commercial sales of sodium azide.

     The Company's perchlorate chemicals operations accounted for approximately 75%, 86% and 94% of revenues during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. There were no significant sales of Halotron during these periods.

     Gross profit as a percentage of sales and operating revenues was 24 percent during fiscal 1995 compared to 49 percent during fiscal 1994. The significant decrease in gross profit percentage is due to a number of factors. As discussed below, the Surcharge was eliminated from AP pricing. In addition, depreciation expense associated with AP plant assets was substantially lower in 1995 as a result of the impairment charge in fiscal 1994 discussed below. The elimination of Surcharge revenues, partially offset by the reduction in depreciation expense, contributed significantly to the reduction in gross profit percentage. The results of sodium azide operations in fiscal 1995 also added to the reduction in comparable gross profit percentages. The level of sodium azide sales during the fiscal year ended September 30, 1995 was not sufficient to absorb operational (fixed and variable) costs associated with the production of sodium azide at relatively low amounts in comparison to the productive capacity of the plant. The Company expects gross profit percentages to improve as sodium azide sales increase, although there can be no assurance in that regard since any improvement will be dependent upon, among other things, the pricing of sodium azide (see below) and the level of customers' orders and plant utilization.

Perchlorate Chemical Operations

    As part of the NASA/Thiokol agreements, WECCO entered into a Surcharge Agreement with Thiokol pursuant to which a surcharge was imposed on all purchases of AP by Thiokol and others. The Surcharge Agreement required Thiokol to place sufficient AP orders which, when combined with WECCO's other AP sales, would assure WECCO revenues in respect of not less than 5,000,000 pounds of AP per quarter, 20,000,000 per year and 140,000,000 in the aggregate over a seven-year period. (See below and Note 12 of Notes to Consolidated Financial Statements for a discussion of an amendment to the Advance Agreement that, in May 1994, terminated the Surcharge Agreement and certain other agreements.) All surcharge payments were deposited into a cash collateral account and $.05 per pound of the AP base price payments was deposited into a default account under the WECCO loan. The Surcharge Agreement was approved and consented to by NASA. NASA and Thiokol entered into separate agreements regarding Thiokol's obligations for AP orders under the Surcharge Agreement.

     Surcharge revenues were $8,913,000 and $19,774,000 during the fiscal years ended September 30, 1994 and 1993, respectively. The minimum surcharge required to amortize indebtedness decreased by approximately $.025 per pound each successive quarter until the WECCO loan was amortized, as a result of the reduction in interest payable on the declining balance of the WECCO loan. The net difference between surcharge revenues, and depreciation and amortization and interest expense related to the AP manufacturing facility was approximately $863,000 and $2,800,000 during the fiscal years ended September 30, 1994 and 1993, respectively.

     On an annualized basis, orders for 20,000,000 pounds of AP were not received during the period March 1, 1992 through September 30, 1993. However, the selling price of AP was increased to cover all costs of production and return the same profit which would have resulted from the sale of 20,000,000 pounds on an annualized basis.

     In January 1994, WECCO concluded negotiations with Thiokol relating to the revenue requirement for the period March 1, 1993 through September 30, 1993. WECCO and Thiokol agreed that the amount due for this period, in excess of amounts previously paid, was approximately $7.6 million. This amount included $5.5 million relating to the order quarter ended August 31, 1993. The Company recognized the difference between the $7.6 million and the $5.5 million as revenues in the first quarter of its fiscal year ended September 30, 1994, since such difference applied to the third order quarter ended November 30, 1993. WECCO collected the $7.6 million during the fiscal year ended September 30, 1994.

     As discussed in Note 11 of Notes to Consolidated Financial Statements, in December 1992, Thiokol issued a Request for Quotation, inviting WECCO to submit a proposal for the sale of NASA-related AP over a period extending through mid-1998, approximately three years after the expiration of the NASA/Thiokol agreements. To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. At the time it submitted its proposal, WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank.

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

     On July 8, 1993, Thiokol dismissed, without prejudice, its declaratory relief lawsuit against WECCO. A dismissal "without prejudice" operates as a dismissal of the lawsuit, but does not prevent its re-filing at a later date, nor does it constitute a final resolution of the dispute. On May 10, 1994, WECCO and Thiokol executed the Amendment. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation of the NASA/Thiokol agreements. Thiokol separately agreed not to refile its declaratory relief lawsuit. (See Note 12 of Notes to Consolidated Financial Statements.)

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

     The Amendment confirmed that the 1989 Advance Agreement had a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues, excluding surcharge revenue, from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Total perchlorate chemical sales (including surcharge revenues) were $29,300,000, $44,100,000 and $53,800,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively.

     Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. Under the terms of the Amendment, WECCO paid $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994 . The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company has estimated that the cost of producing such AP will be approximately $3.5 million and has included this amount in debt at September 30, 1995.

     The Company believes that the Amendment represents a fully satisfactory commercial resolution of its dispute with Thiokol. AP revenues under the Amendment have resulted in net cash flows to WECCO from AP operations during the fiscal years ended September 30, 1995 and 1994, substantially the same as those that would have been generated under the NASA/Thiokol agreements absent the Amendment. The Company expects similar results for the fiscal year ending September 30, 1996. As the Company has previously reported, however, certain changes in revenues and cash flows, which would have also been present under the NASA/Thiokol agreements absent the Amendment, have occurred with the cessation of surcharge receipts. (See Note 12 of Notes to Consolidated Financial Statements for a discussion of such charges.)

     In 1988-89, the government indicated that the yearly demand for AP was approximately 60 million pounds. Since then, there has been a considerable decline in AP demand. As discussed in Note 13 of Notes to Consolidated Financial Statements, the Company recognized a non-recurring impairment charge of $39,401,000 relating to the WECCO fixed assets as of March 31, 1994. Such charge resulted from the effects of the change in the AP market. Operating income, net income and earnings per share, before the non-recurring fixed asset impairment charge of $39,401,000, were $12,354,000, $6,640,000 and $.82, respectively, during the fiscal year ended September 30, 1994.

Sodium Azide Operations

     Sodium azide sales (net of a five percent royalty) were $4,640,000 during fiscal 1995. Commercial shipments of sodium azide began in April, 1994. Sodium azide sales were approximately $3,378,000 during the six-month period ended September 30, 1994. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. airbag inflator market. The volume of shipments during the months of October and November 1995, equate to an annual sales level of approximately $15 million. The Company believes that the level of sodium azide sales will continue to increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a highly competitive market environment there appears to be considerable market pressure on the price of sodium azide. At the time the Company began this project, prices for sodium azide were approximately $8.00 per pound. Prices currently appear to be in the range of $4.50 to $6.00 per pound.

Depreciation expense increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3 million beginning April 1, 1995 as a result of this increase in depreciation expense. The Company expects depreciation expense related to sodium azide production to approximate $6 million in fiscal 1996.

Real Estate Operations

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 420-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Substantially all of the Gibson Business Park land is pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to a limited liability corporation for the purpose of residential development, construction, and sale. (See Notes 5 and 7 to Consolidated Financial Statements.) The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $3,375,000, $558,000 and $26,000 during the fiscal year ended September 30, 1995, 1994 and 1993, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

Environmental Protection Equipment Operations

     Environmental protection equipment sales were approximately $1,656,000, $2,934,000 and $3,437,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The Company is continuing its evaluation of future operating activities in this business segment. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately four hourly employees) and terminated the assembly facility lease (saving $67,000 in annual operating rents). Operating activities in this segment are now being conducted at the Company's Iron County facility. As of November 30, 1995, this segment had a backlog of approximately $2,500,000. In addition, the Company has recently submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

Operating Expense

     Operating (selling, general and administrative) expenses were $11,006,000 $12,364,000 and $11,657,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The decrease in fiscal 1995 is primarily due to the Company's implementation of cost control, containment and reduction measures. As discussed below, the Company's objective is to achieve annualized cost reductions, in comparison to fiscal 1994, of $4,000,000 by fiscal year end. (Not all of such reductions, however, will be in the operating expense category.)

     During the third quarter of fiscal 1995, the Company reduced total full-time employee equivalents by approximately ten percent through involuntary terminations and an offering of enhanced retirement benefits to a certain class of employees. The Company recognized a charge to operating expense of approximately $226,000 as a result of these terminations and the acceptance of the offer of enhanced retirement benefits by certain employees.

Research and Development

     The Company incurred approximately $204,000, $158,000 and $274,000 in research and development costs related to its specialty chemicals segment in 1995, 1994 and 1993, respectively. The Company's level of research and development will be dependent upon the progress and growth of its new products.

Interest and Other Income

     The decrease in interest and other income in 1994 compared to 1993 is primarily a result of the use of proceeds from the issuance of the Azide Notes for construction of the sodium azide facility, use of the proceeds from an April 1992 equity offering for capital expenditures (principally the sodium azide and Halotron facilities) and working capital purposes, and WECCO's election to use the funds in the cash collateral and default accounts to repay the WECCO loan. The increase in interest income in fiscal 1995 is principally due to the higher average cash and cash equivalents balances.

Interest and Other Expense

     Interest and other expense was $1,709,000, $3,315,000 and $7,796,000 during the fiscal years ended September 30, 1995, 1994 and 1993, respectively. The decreases are primarily a result of WECCO's election to use the funds in the cash collateral and default accounts to repay the WECCO loan. However, interest expense increased during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 as a result of the cessation of interest capitalization on the sodium azide facility. Such quarter to quarter comparative increase will continue through the second quarter of fiscal 1996.

Provisions for Income Taxes

     The Company's effective income tax rates were approximately 34% during the fiscal years ended September 30, 1995, 1994, and 1993, respectively.

Net Income (Loss) Per Common Share and Operating Results

     Although the Company's net income (loss) and primary and fully diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others;
(i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters; (ii) as discussed in Note 11, the Company may incur material legal and other costs associated with certain litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating primary and fully diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) and depreciation expense increased significantly in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities; and (vii) certain changes (including the cessation of surcharge revenues) described in Note 12 in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement and the eventual expiration thereof in September, 1996.

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

Litigation

     Following the announcement of Thiokol's lawsuit against WECCO described above, and the consequent decline in the trading prices of the Company's common stock, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which have since been consolidated, allege that the Company's public statements violated federal securities laws by inadequately disclosing information concerning its agreements with Thiokol and the Company's operations. The Company believes that the allegations of the consolidated complaint are without merit and the Company and other defendants are vigorously defending the lawsuits. (See Note 11 of Notes to Consolidated Financial Statements.)

Inflation

     Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 1995. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

Liquidity and Capital Resources

     On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions.

Such authorization was briefly suspended. As of November 30, 1995, the Company had repurchased approximately 116,000 shares through this program.

     Management of the Company has implemented cost reduction measures which are consistent with maintaining the highest level of product quality and service for customers. The Company has a current objective of achieving annualized cost savings, in comparison to fiscal 1994, of approximately $4,000,000 as a result of these activities. The Company finalized and implemented certain cost reduction measures, focused principally upon staff reductions, in the third quarter of fiscal 1995 (see above).

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

     No specific amount of damages has been claimed in the shareholder lawsuits, which involves extensive discovery, and the ultimate resolution of multiple legal and factual issues. Accordingly, a reliable estimate of the amount of potential damages, if any, to the Company cannot be made at the present time. The Company has in force substantial insurance covering this risk. However, as indicated above, defense costs and any potential settlement or judgment costs associated with this litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. (See Note 11 of Notes to Consolidated Financial Statements.)

     Cash flows provided by operating activities were $10,366,000 during fiscal 1995 compared to $62,806,000 during fiscal 1994. Approximately $8,913,000 of cash flows provided by operating activities in fiscal 1994 related to Surcharge revenues. As discussed above, the collection of Surcharge receipts ceased effective March 31, 1994. During the third fiscal quarter of 1994, the WECCO loan was repaid which also increased operating cash as a result of the balances in the cash collateral and default accounts being immediately available to repay principal as opposed to being restricted for WECCO loan collateral purposes. In addition, cash flows from operating activities were significantly less in fiscal 1995 due to the results of sodium azide operations as discussed above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the shareholder lawsuits, the timing, pricing and magnitude of the receipt of orders for its new products, sodium azide and Halotron, and the Company's ability to achieve cost reductions may have an effect on the use and availability of cash.

     As discussed above, on May 10, 1994, WECCO elected to use the funds in the cash collateral and default accounts to repay the WECCO loan.

     In February 1992, the Company concluded a $40,000,000 financing for the design, construction and start-up of a sodium azide facility. As a result of the Company's decision to increase the production capacity of the plant and construction cost overruns, the Company's cost estimates for the sodium azide facility increased significantly during the construction process. The majority of the increase relates to the Company's decision to increase the productive capacity of the plant, as discussed above. In addition, certain estimates increased throughout the construction process as a result of the highly automated and technical nature of the operation and the difficulty in assigning cost estimates to such an operation. Design and construction also occurred over a longer period of time than was originally estimated, which increased actual expenditures. Although production and sales have recently increased, the facility has not been operated at significant production levels in comparison to capacity and greater-than-expected capital costs have been and may continue to be incurred. Subject to the ongoing receipt and magnitude of orders for sodium azide and the avoidance of further erosion of the selling price per pound of sodium azide, the Company believes that the increased costs associated with the sodium azide facility will be recovered through future sodium azide sales, although there can be no assurance in this regard.

     In February 1992, the Company exercised an option to acquire the worldwide rights, including the development, manufacture and market applications, to Halotron I. Halotron products are intended to replace halons, which have been found to be ozone depleting chemicals. The Company may also engage in operations to acquire, reclaim, store and distribute halons. The option required the Company to pay $1,000,000 upon exercise, plus an additional $1,500,000, all of which has been paid. Amounts paid toward the exercise price of the option, and for testing and evaluation of Halotron I through December 31, 1991, were included in selling, general and administrative expenses since there was no assurance that the option would be exercised. Amounts paid for technology and other rights related to Halotron I after December 31, 1991 have been capitalized as intangible assets and are being amortized. Periodic costs associated with both Halotron I and Halotron II continue to be expensed as incurred.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Financial statements called for hereunder are included herein on the following pages:

                                                               Page(s)
                                                               -------
Independent Auditors' Report                                      39

Consolidated Balance Sheets                                       40

Consolidated Statements of Operations                             41

Consolidated Statements of Cash Flows                             42

Consolidated Statements of Changes in Shareholders' Equity        43

Notes to Consolidated Financial Statements                   44 - 64


                Summarized Quarterly Financial Data (Unaudited)
                (amounts in thousands except per share amounts)

                                Quarters For Fiscal Year 1995
                            1st           2nd           3rd          4th          Total
Sales and Operating
Revenues                 $  9,309      $  8,908      $  8,179       $ 12,854      $ 39,250
Gross Profit                1,573         2,188         1,953          3,675         9,389
Net Income (Loss)            (480)         (164)         (998)           106        (1,536)
Net Income (Loss)
Per Common Share         $   (.06)     $   (.02)     $   (.12)      $    .01      $   (.19)
                                Quarters For Fiscal Year 1994
                            1st           2nd           3rd          4th          Total
Sales and Operating
Revenues                 $ 14,374      $ 16,351      $ 10,335       $ 10,133     $  51,193
Gross Profit                9,189         9,462         3,817          2,408        24,876
Impairment Charge                        39,401                                     39,401
Net Income (Loss)           3,178       (22,763)          725           (477)      (19,337)
Net Income (Loss)
Per Common Share         $    .39      $  (2.69)     $    .09       $   (.06)    $   (2.38)

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
     Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 29, 1996.


Item 11. Executive Compensation
-------------------------------

     The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 29, 1996.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 29, 1996.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 29, 1996.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  (1)  Financial Statements
          --------------------

          See Part II, Item 8 for index to financial statements and supplementary data.

     (2)  Financial Statement Schedules
          -----------------------------

          None applicable.

     (3)  Exhibits
          --------

          (a) The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

     3.1 Registrant's Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant's Registration Statement on Form S-14 (File No. 2-70830), (the "Form S-14").

     3.2 Registrant's By-Laws, incorporated by reference to Exhibit 3B to the Form S-14.

     3.3 Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to
               Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (File No. 33-52196), (the "Form S-3").

     3.4 Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit
               4.4 to the Form S-3.

    10.1 Term Loan Agreement between the Registrant and Security Pacific National Bank, N.A., dated as of March 3, 1989, incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (the "1989 10-K").

    10.2 Advance Agreement between the Registrant and Morton-Thiokol, Inc. dated as of March 3, 1989 (the "Advance Agreement"), incorporated by reference to Exhibit 10(b) to the 1989 10-K.

    10.3 Amendments dated August 31, 1989 and June 27, 1990 to the Advance Agreement, incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-2 (File No. 33-36664) (the "1990 S-2").

    10.4 Amendment dated May 10, 1994 to the Advance Agreement, incorporated by reference to Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

    10.5 Amendment dated August 30, 1994 to the Advance Agreement, incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 10-K").

    10.6 Surcharge Agreement between the Registrant and Morton-Thiokol, Inc. dated as of March 3, 1989, incorporated by reference to
               Exhibit 10(c) to the 1989 10-K.

    10.7 Amendment of Solicitation/Modification of Contract dated March 24, 1989 between National Aeronautics and Space Administration and Morton-Thiokol, Inc., incorporated by reference to Exhibit 10(d) to the 1989 10-K.

    10.8 National Aeronautics and Space Administration Determination and Findings dated March 28, 1989, incorporated by reference to
               Exhibit 10(e) to the 1989 10-K.

    10.9 Memorandum of Agreement dated April 19, 1989 between the Department of Defense and the National Aeronautics and Space Administration, incorporated by reference to Exhibit 10(f) to the 1989 10-K.

    10.10 Incentive Stock Option Plan for Key Employees 1982, incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (the "1990 10-K").

    10.11 First Amendment to American Pacific Corporation Incentive Stock Option Plan for Key Employees -1982, incorporated by reference to Registrant's Definitive Proxy Statement dated January 27, 1989 (the "1989 Proxy").

    10.12 American Pacific Corporation 1988 Nonqualified Stock Option Plan and 1988 Incentive Stock Option Plan, incorporated by reference to the 1989 Proxy.

    10.13 First Amendment to American Pacific Corporation 1988 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.11 to the 1990 S-2.

    10.14 Nonqualified Stock Option Agreement between the Registrant and David N. Keys dated July 1, 1989, incorporated by reference to Appendix E to Registrant's Registration Statement on Form S-8 (File No. 33-30321).

    10.15 Employment Agreement between Registrant, Pacific Engineering & Production Co. of Nevada, and AmPac Development Company, and C. Keith Rooker, and Retainer Agreement between Mr. Rooker and Registrant, Pacific Engineering & Production Co. of Nevada, and AmPac Development Company executed on July 15, 1987, as of June 1, 1986, incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

    10.16 Employment Agreement dated as of March 3, 1989 between Western Electrochemical Company and Fred D. Gibson, Jr., incorporated by reference to Exhibit 10(o) to the 1989 10-K.

    10.17 Employment Agreement dated as of March 3, 1989 between Western Electrochemical Company and James J. Peveler, incorporated by reference to Exhibit 10(p) to the 1989 10-K.

    10.18 Employment Agreement dated as of September 9, 1985 between American Pacific Corporation and Fred D. Gibson, Jr., incorporated by reference to Exhibit 10.20 to the 1990 S-2.

    10.19 Employment agreement dated November 7, 1994 between the Registrant and David N. Keys, incorporated by reference to
               Exhibit 10.22 of the 1994 10-K.

    10.20 Form of American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.21 to the 1990 S-2.

    10.21 Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the 1990 S-2.

    10.22 Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

    10.23 Cooperation and Stock Option Agreement dated as of July 4, 1990 by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

    10.24 Amended and Restated Stock Option Agreement between the Registrant and David N. Keys dated November 12, 1990, effective October 30, 1990, incorporated by reference to Exhibit 19 to the Registrant's quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

    10.25 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by to Exhibit 10.26 to the 1990 S-2.

    10.26 Indenture dated February 21, 1992, between the Registrant and American Azide Corporation, a Nevada corporation, and Security Pacific National Bank, Trustee, relating to the Registrant's outstanding 11% Subordinated Secured Term Notes, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1992 (the "Form 8-K").

    10.27 Form of Subordinated Secured Term Note dated February 21, 1992, made by Registrant Incorporated by reference to Exhibit 10.2 to the Form 8-K.

    10.28 Form of Note and Warrants Purchase Agreement dated February 21, 1992, relating to the Registrant's Subordinated Secured Term Notes, incorporated by reference to Exhibit 10.3 to the Form 8-K.

    10.29 Form of Warrant to purchase Common Stock of the Registrant dated February 21, 1992, incorporated by reference to Exhibit 10.4 to the Form 8-K.

    10.30 Form of Warrant to purchase Common Stock of American Azide Corporation dated February 21, 1992, incorporated by reference to
               Exhibit 10.5 to the Form 8-K.

    10.31 Stock Option Agreement between American Pacific Corporation and Joseph W. Cuzzupoli dated January 30, 1992, incorporated by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-8 (File No. 33-52898).

    10.32 Articles of organization of Gibson Ranch Limited - Liability Company dated August 25, 1993, incorporated by reference to
               Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 10-K").

    10.33 Operating agreement of Gibson Ranch Limited - Liability Company, a Nevada Limited - Liability Company, incorporated by reference to Exhibit 10.34 to the 1993 10-K.

   *10.34      American Pacific Corporation 1994 Directors' Stock Option Plan.

   *10.35 Stock Option Agreement between American Pacific Corporation and General Technical Services, Inc. dated July 11, 1995.

   *22         Subsidiaries of the Registrant.

   *23         Consent of Deloitte & Touche LLP.

   *24         Power of Attorney, included on Page 36.

   *27         Financial Data Schedule (filed electronically)

* Filed herewith.

     (b)  Reports on Form 8-K.

          None.

                           POWER OF ATTORNEY
                           -----------------

     American Pacific Corporation and each of the undersigned do hereby appoint
C. Keith Rooker and David N. Keys and each of them severally, its or his true and lawful attorneys to execute on behalf of American Pacific Corporation and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the others.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 1995                  AMERICAN PACIFIC CORPORATION
                                                    (Registrant)



                                           By:
                                              C. Keith Rooker
                                              Executive Vice President
                                              and General Counsel



                                           By:
                                              David N. Keys
                                              Vice President, Chief Financial
                                              Officer and Treasurer, Principal
                                              Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the Registrant by the following persons in the capacities and on the dates indicated.

                                             Date:   December 22, 1995
Fred D. Gibson, Jr.
President and Chief
Executive Officer, and
Director


                                             Date:   December 22, 1995
C. Keith Rooker
Executive Vice President,
and Director


                                             Date:   December 22, 1995
John R. Gibson
Vice President,
and Director


                                             Date:   December 22, 1995
Norval F. Pohl, Ph.D.
Director


                                             Date:   December 22, 1995
------------------------------------
Thomas A. Turner
Director


                                             Date:   December 22, 1995
T. L. War
Director


                                             Date:   December 22, 1995
David N. Keys
Vice President, Chief
Financial Officer, and Treasurer;
Principal Financial and Accounting Officer


                                             Date:   December 22, 1995
Berlyn D. Miller
Director

                                             Date:   December 22, 1995
Jane L. Williams
Director


                                             Date:   December 22, 1995
Charles H. Feltz
Director


                                             Date:   December 22, 1995
Victor M. Rosenzweig
Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 27, 1995


AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1994
=============================================================================================================================
                                                                Notes                           1995                  1994
                                                              ---------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   1,7                          $ 24,540,000          $ 22,884,000
  Short-term investments                                      1                               2,000,000             2,000,000
  Accounts and notes receivable                               1                               2,534,000             8,005,000
  Income tax receivable                                       8                               2,570,000
  Related party notes receivable                              1                                 888,000               942,000
  Inventories                                                 1,2                             7,094,000             5,683,000
  Prepaid expenses and other assets                                                             986,000             1,062,000
                                                                                           ----------------------------------
    Total current assets                                                                     40,612,000            40,576,000
PROPERTY, PLANT AND EQUIPMENT, NET                            1,4,7,13,16                    80,944,000            81,606,000
DEVELOPMENT PROPERTY                                          1,5,7                          10,296,000            11,525,000
RESTRICTED CASH                                               3,7,10,11,12                    3,743,000             1,584,000
REAL ESTATE EQUITY INVESTMENTS                                5,7                            17,725,000            14,526,000
DEBT ISSUE COSTS                                              1                               1,220,000             1,478,000
INTANGIBLE ASSETS                                             9,17                            2,995,000             3,365,000
OTHER ASSETS                                                                                    254,000               262,000
                                                                                           ----------------------------------
TOTAL ASSETS                                                                               $157,789,000          $154,922,000
                                                                                           ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                 $  5,672,000          $  5,689,000
  Notes payable and current portion of long-term debt         3,6,7,10,11,12,13               8,500,000               504,000
                                                                                           ----------------------------------
  Total current liabilities                                                                  14,172,000             6,193,000
LONG-TERM DEBT                                                3,6,7,10,11,12,13              34,054,000            42,176,000
DEFERRED INCOME TAXES                                         1,8                            10,568,000             5,398,000
MINIMUM PENSION LIABILITY                                     9                               1,175,000             1,740,000
                                                                                           ----------------------------------
TOTAL LIABILITIES                                                                            59,969,000            55,507,000
                                                                                           ----------------------------------
COMMITMENTS AND CONTINGENCIES                                 5,11,17
WARRANTS TO PURCHASE COMMON STOCK                             7,14                            3,569,000             3,569,000
SHAREHOLDERS' EQUITY:                                         7,14
  Common stock - $.10 par value, 20,000,000 authorized:
    outstanding - 8,100,791 in 1995 and 8,190,691 in 1994                                       822,000               820,000
  Capital in excess of par value                              1                              78,285,000            78,205,000
  Retained earnings (September 30, 1985 - $50,344,000
    deficit eliminated.  See Note 1)                          1                              16,189,000            17,725,000
  Treasury stock (116,000 shares in 1995 and 4,700
    in 1994)                                                  1                                (789,000)              (42,000)
  Receivable from the sale of stock                           1,14                              (97,000)              (97,000)
  Excess additional pension liability                         9                                (159,000)             (765,000)
                                                                                           ----------------------------------
    Total shareholders' equity                                                               94,251,000            95,846,000
                                                                                           ----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $157,789,000          $154,922,000
                                                                                           ==================================

See Notes to Consolidated Financial Statements.


AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
==============================================================================================================================
                                                                    Notes             1995            1994            1993
                                                               ---------------------------------------------------------------
SURCHARGE REVENUES                                             6,7,11,12,15                      $  8,913,000      $19,774,000
SALES AND OPERATING REVENUES                                   1,7,11,12,15,18    $39,250,000      42,280,000       37,441,000
                                                                                  --------------------------------------------
TOTAL SALES AND OPERATING REVENUES                                                 39,250,000      51,193,000       57,215,000
COST OF SALES                                                  1,10,16,17          29,861,000      26,317,000       24,612,000
                                                                                  --------------------------------------------
GROSS PROFIT                                                                        9,389,000      24,876,000       32,603,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   9,11,17             11,006,000      12,364,000       11,657,000
RESEARCH AND DEVELOPMENT                                       1                      204,000         158,000          274,000
FIXED ASSET IMPAIRMENT CHARGE                                  13                                  39,401,000
INVOLUNTARY TERMINATION AND ENHANCED
  RETIREMENT BENEFITS                                                                 226,000
                                                                                   --------------------------------------------
OPERATING INCOME (LOSS)                                                            (2,047,000)    (27,047,000)      20,672,000
INTEREST AND OTHER INCOME                                      1,3,5,10,12,14       1,429,000       1,088,000        2,928,000
INTEREST AND OTHER EXPENSE                                     1,5,6,7              1,709,000       3,315,000        7,796,000
                                                                                  --------------------------------------------
INCOME (LOSS) BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                                                        (2,327,000)    (29,274,000)      15,804,000
PROVISION (CREDIT) FOR INCOME TAXES                            1,8                   (791,000)     (9,937,000)       5,369,000
                                                                                  --------------------------------------------
NET INCOME (LOSS)                                              18                 $(1,536,000)   $(19,337,000)     $10,435,000
                                                                                  ============================================
NET INCOME (LOSS) PER COMMON SHARE                             1,18               $      (.19)   $      (2.38)     $      1.26
                                                                                  ============================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

================================================================================================================================
                                                                                       1995            1994            1993
                                                                                     -----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $(1,536,000)   $(19,337,000)   $ 10,435,000
                                                                                     -----------    ------------    ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                    5,883,000       7,679,000      11,365,000
      Fixed asset impairment charge                                                                   39,401,000
      Changes in assets and liabilities:
        (Increase) decrease in short-term investments                                                  5,995,000      (2,846,000)
        (Increase) decrease in accounts and notes receivable                           5,525,000       2,003,000      (8,241,000)
        Increase in income tax receivable                                             (2,570,000)
        (Increase) decrease in inventories                                            (1,411,000)      1,061,000      (1,671,000)
        (Increase) decrease in restricted cash                                        (2,159,000)     35,634,000      (1,986,000)
        Decrease in restricted receivables                                                                               132,000
        (Increase) decrease in prepaid expenses and other                               (323,000)        335,000        (160,000)
        Basis in development property sold                                             1,614,000
        Equity in real estate investments                                                                                (11,000)
        Net change in pension assets and liabilities                                     190,000         435,000        (416,000)
        Increase (decrease) in accounts payable and accrued liabilities                  (17,000)        348,000         262,000
        Increase (decrease) in deferred income taxes                                   5,170,000     (10,748,000)      2,844,000
                                                                                     -----------    ------------    ------------
        Total adjustments                                                             11,902,000      82,143,000        (728,000)
                                                                                     -----------    ------------    ------------
          Net cash provided by operating activities                                   10,366,000      62,806,000       9,707,000
                                                                                     -----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (4,462,000)     (9,218,000)    (47,865,000)
  Real estate equity advances and development property additions                      (3,583,000)     (2,078,000)     (1,572,000)
  Payments for Halotron rights                                                                          (188,000)       (738,000)
  Treasury stock acquired                                                               (747,000)        (42,000)
                                                                                     -----------    ------------    ------------
          Net cash used for investing activities                                      (8,792,000)    (11,526,000)    (50,175,000)
                                                                                     -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                                                         (41,650,000)    (13,913,000)
  Issuance of common stock                                                                82,000         467,000       1,388,000
                                                                                     -----------    ------------    ------------
          Net cash provided by (used for) financing activities                            82,000     (41,183,000)    (12,525,000)
                                                                                     -----------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,656,000      10,097,000     (52,993,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        22,884,000      12,787,000      65,780,000
                                                                                     -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $24,540,000    $ 22,884,000    $ 12,787,000
                                                                                     ===========    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest (net of amounts capitalized)                  $ 1,700,000    $  2,352,000    $  6,788,000
                                                                                     ===========    ============    ============
  Taxes paid                                                                         $              $    700,000    $  1,250,000
                                                                                     ===========    ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Development property transferred to real estate equity investment                                               $ 12,300,000
                                                                                     ===========    ============    ============
    Receivable from the sale of stock                                                $              $     97,000
                                                                                     ===========    ============    ============
    Excess additional pension liability                                              $   606,000    $    505,000    $    545,000
                                                                                     ===========    ============    ============
    Development property transferred to property                                     $              $  1,723,000
                                                                                     ===========    ============    ============

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

=================================================================================================================================
                                              Par Value of                                            Notes            Excess
                                 Number of    Shares         Capital in                               Receivable       Additional
                                 Common       Issued and     excess of       Retained    Treasury     from the Sale    Pension
                      Notes      Shares       Outstanding    Par Value       Earnings      Stock      of Stock         Liability
                      -----     ----------    ------------   -----------   -----------  ----------   --------------    ----------
BALANCES,
  OCTOBER 1, 1992                8,039,191       $804,000    $76,269,000   $26,627,000                                  $(725,000)
Net income                                                                  10,435,000
Issuance of common
  stock                 14          59,500          6,000        767,000
Tax effects of stock
  option transactions                                            615,000
Excess additional
  pension liability      9                                                                                               (545,000)
                                ----------        --------   -----------   -----------   ---------         --------     ---------
BALANCES,
  SEPTEMBER 30, 1993             8,098,691         810,000     77,651,00    37,062,000                                 (1,270,000)
Net loss                                                                   (19,337,000)
Issuance of common
  stock                 14          96,700          10,000       554,000
Treasury stock acquired             (4,700)                                              $ (42,000)
Receivable from the sale
  of stock                                                                                                 $(97,000)
Excess additional
  pension liability      9                                                                                                505,000
                                ----------        --------   -----------   -----------   ---------         --------     ---------
BALANCES,
  SEPTEMBER 30, 1994             8,190,691         820,000    78,205,000    17,725,000     (42,000)         (97,000)     (765,000)
Net loss                                                                    (1,536,000)
Issuance of common
  stock                 14          21,400           2,000        80,000
Treasury stock acquired           (111,300)                                               (747,000)
Excess additional
  pension liability      9                                                                                                606,000
                                ----------        --------   -----------   -----------   ---------         --------     ---------
BALANCES,
  SEPTEMBER 30, 1995             8,100,791        $822,000   $78,285,000   $16,189,000   $(789,000)        $(97,000)    $(159,000)
                                ==========        ========   ===========   ===========   =========         ========     =========

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of American Pacific Corporation and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In connection with the disposal of certain net assets in fiscal 1995, the Company's Board of Directors approved a quasi-reorganization (effective as of September 30, 1985) pursuant to which the Company's assets and liabilities were restated to estimated fair values and an accumulated deficit of $50,344,000 was transferred to reduce capital in excess of par value.

     Cash and Cash Equivalents and Short-term Investments - All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. Short-term investments consist of investment securities with maturities, when acquired, greater than three months but less than one year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during fiscal 1995. In accordance with SFAS 115, prior year's financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 in 1995.

     The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS 115, are carried on the consolidated balance sheets in the cash and cash equivalents and short-term investments categories. SFAS 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS 115, the Company has classified its investment securities in inventory as of October 1, 1994 and acquired during fiscal 1995 as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 1995 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 1995.

     Related Party Notes Receivable - Related party notes receivable represent demand notes bearing interest at a bank's prime rate from various officers and a corporation owned by a director of the Company.

     Inventories - Inventories are stated at the lower of cost or market. Cost of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

     Property, Plant and Equipment - Property, plant and equipment are carried at the lower of cost less accumulated depreciation, or estimated fair value. Depreciation is computed on the straight line method over the estimated useful lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

     Development Property - Development property consists of commercial and industrial land (principally improved land). During fiscal 1993, approximately 240 acres, representing $12,300,000 in carrying value of development property, was contributed to a real estate limited-liability company (see Note 5). Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. Interest capitalized is the amount of interest on the Company's net investment in property under development limited to total interest expense incurred in a period. No interest was capitalized on development property during the three-year period ended September 30, 1995. Certain development property in Nevada is pledged to secure debt. (See Note 7.)

     Debt Issue Costs - Debt issue costs represent costs associated with debt and are amortized on the effective interest method over the terms of the related indebtedness.

     Fair Value Disclosure as of September 30, 1995:

     Cash and cash equivalents, accounts and notes receivable, restricted cash, and accounts payable and accrued liabilities - The carrying value of these items are a reasonable estimate of their fair value.

     Real estate equity investments - Management was not able to practicably estimate the fair value of the Company's equity investments in nonconsolidated real estate ventures.

     Notes payable, current portion of long-term debt and warrants - Market quotations are not available for any of the Company's notes payable, long-term debt or warrants. See Note 7 for a description of these instruments. Approximately $40 million of long-term debt and related warrants were issued in February 1992. The Company believes that similar terms would be available at September 30, 1995.

     Sales and Revenue Recognition - Sales of the specialty chemicals segment are recognized as the product is completed and billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized on the percentage of completion method for long-term contracts and when the product is shipped for other contracts. Profit from sales of development property and the Company's equity in real estate equity investments is recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate".

     Research and Development - Research and development costs are charged to operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

     Net Income (Loss) Per Common Share - Net income (loss) per common share is determined based on the weighted average number of common and common equivalent shares (if such equivalent shares are dilutive) outstanding (8,177,000, 8,121,000 and 8,288,000 for the years ended September 30, 1995,
     1994 and 1993). Common share equivalents consist of outstanding stock options and warrants. See Notes 7 and 18 for a description of the effects on net income (loss) per common share of warrants issued in connection with the issuance of certain notes.

     Income Taxes - Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". The adoption of SFAS 109 changed the Company's method of accounting for income taxes to an asset and liability approach. Prior to the fiscal year ended September 30, 1994, the Company accounted for income taxes under SFAS No. 96.

     Reclassification - Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements in order to conform to the presentation used in 1995.


 2.  INVENTORIES

     Inventories consist of the following:

                                                         September 30,
                                                    -------------------------
                                                       1995           1994
                                                    ----------     ----------
Work-in process                                     $3,828,000     $2,884,000
Raw material and supplies                            3,266,000      2,799,000
                                                    ----------     ----------
Total                                               $7,094,000     $5,683,000
                                                    ==========     ==========

 3.  RESTRICTED CASH

     At September 30, 1995, restricted cash consists, in part, of $1,121,000 held in a cash collateral account by Seafirst Bank, the lender which provided a term loan (the "WECCO loan") as the principal financing for an ammonium perchlorate ("AP") manufacturing facility erected and operated by the Company's indirect subsidiary, Western Electrochemical Company ("WECCO"). Funds in the cash collateral account are restricted for future indemnity (if any) payments relating to the WECCO loan. Pursuant to the contractual right reserved solely for WECCO in the WECCO loan agreement, on May 10, 1994, WECCO directed Seafirst Bank to apply all of the funds in the cash collateral account and default account (another restricted cash account that secured the loan), except for the funds that continue to be held, to effect an early repayment of the outstanding balances due under the WECCO loan. (See Note 12.)

     The $1,121,000 will be retained in the cash collateral account until May 11, 1999, at which time the balance (including interest earned thereon) remaining after indemnity payments (if any) will be returned to Thiokol Corporation ("Thiokol"). WECCO's obligation to return such funds is included in long-term debt at September 30, 1995. Any indemnity payments made will serve to reduce the cash collateral account and WECCO's obligation to Thiokol.

     Restricted cash at September 30, 1995 also includes $2,622,000 held in a Trust account by the Trustee under the indenture relating to a $40,000,000 financing (the "Azide Notes") concluded in February 1992. (See Note 7.)


 4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                           September 30,
                                                   ----------------------------
                                                        1995           1994
                                                   ------------     -----------
Land                                               $    305,000     $   265,000
Buildings and improvements                           13,860,000       7,423,000
Machinery and equipment                              73,759,000      34,141,000
Construction in progress                                142,000      42,097,000
                                                   ------------     -----------
Total                                               l88,066,000      83,926,000
                                                   ------------     -----------
Less: accumulated depreciation                        7,122,000       2,320,000
                                                   ------------     -----------
Property, plant and equipment, net                 $ 80,944,000     $81,606,000
                                                   ============     ===========

     In 1995, 1994 and 1993, approximately $1,800,000, $4,000,000 and
     $4,895,000, respectively, in interest costs were capitalized on assets constructed for the Company's own use. Certain of the Company's property, plant and equipment is pledged as collateral to secure debt. (See Note 7.) A fixed asset impairment charge was recognized in 1994. (See Note 13.)


 5.  REAL ESTATE EQUITY INVESTMENTS

     During fiscal 1993, AmPac Development ("AMDECO"), a wholly-owned subsidiary of the Company, contributed approximately 240 acres of development property to Gibson Ranch Limited Liability Company ("GRLLC"). The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution which was transferred to Real Estate Equity Investments on the a ccompanying consolidated balance sheet. AMDECO's contribution is subject to its ability to obtain a release of a mortgage lien in favor of the holders of the Azide Notes. AMDECO's interest in GRLLC is assigned to secure the Azide Notes. A local real estate development group ("D") contributed an adjacent 80-acre parcel to GRLLC. GRLLC is developing the 320-acre parcel principally as a residential real estate development.

     Each of AMDECO and D is obligated to loan to GRLLC, under a revolving line of credit, up to $2,400,000 at market interest rates. However, D will not be required to advance funds under its revolving line of credit until AMDECO's line is exhausted. At September 30, 1995, AMDECO had advanced substantially all of its committed amount of $2,400,000 to GRLLC.

     In November, 1995, AMDECO committed to advance an additional $1,700,000 to
     D. D is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. D is the managing member of GRLLC and is managing the business conducted by GRLLC. Certain major decisions, such as incurring debt and changes in the development plan or budget may be made only by a management committee on which AMDECO is equally represented. The profits and losses of GRLLC will be split equally between AMDECO and D after the return of advances under the revolving line of credit and agreed upon values for initial contributions.

     In July 1990, AMDECO contributed $725,000 to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $315,000 in return for a 30% interest as limited partners. Such other limited partners included the Company's President and Executive Vice-President and certain members of the Company's Board of Directors. The Partnership, in turn, contributed $1,040,000 to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada (see Note 11). In 1992, AMDECO's investment in the partnership was transferred to the Company.

 6.  DEFERRED INCOME

     In October 1992, Thiokol, as directed by the National Aeronautics and Space Administration ("NASA"), transferred $19,774,000 to WECCO which in turn deposited such funds in the cash collateral account. Such amount represented a prepayment of the Surcharge component of the AP price (see
     Note 10) covering the fiscal year ended September 30, 1993. The prepaid Surcharge was recorded as deferred income and was amortized to sales during the fiscal year ending September 30, 1993. Seafirst Bank agreed to waive the requirement of a per pound Surcharge, the mandatory prepayment provisions of the WECCO loan, and certain other loan requirements for the period October 1, 1992 through September 30, 1993, subject to execution of definitive agreements. The cash collateral account was charged for the regularly scheduled quarterly principal and interest payments due under the WECCO loan during this period. On October 18, 1993, Thiokol, as directed by NASA, transferred $10,608,000 to the cash collateral account. In a letter dated October 18, 1993, Thiokol requested that this amount be deposited "directly into the cash collateral account in accordance with your (Seafirst Bank's) letter to us dated October 8, 1993." Seafirst Bank's letter dated October 8, 1993, stated that "such funds shall not be applied to any voluntary prepayment of any principal or interest remaining under the loan arrangements ...until such time as the bank has received written notice from WECCO that such amounts should be so applied. Until then, such funds will be used to pay the periodic installments of principal and interest as presently provided for under such loan arrangements and shall be for all purposes to be a prepayment of the Surcharge amounts payable under such loan arrangements." The conditions of this letter were strictly satisfied. Approximately $8,913,000 of this $10,608,000 prepayment of Surcharge was amortized to sales during the six-months ended March 31, 1994.


 7.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt, collateralized by property, plant and equipment used in the production of sodium azide, and collateralized by substantially all development property and real estate equity investments of the Company, is summarized as follows:

                                                              September 30,
                                                      --------------------------
                                                          1995          1994
                                                      -----------    -----------
     Subordinated secured term notes
     (interest at 11%)                                $37,933,000    $37,576,000
     Note payable, interest at prime plus 2%
     (9.5% at September 30, 1994)                                        504,000
     Obligation to deliver AP (see Note 12)             3,500,000      3,500,000
     Indemnity obligation (see Notes 3 and 12)        $ 1,121,000    $ 1,100,000
                                                      -----------    -----------
     Total                                             42,554,000     42,680,000
     Less current portion                               8,500,000        504,000
                                                      -----------    -----------
     Total                                            $34,054,000    $42,176,000
                                                      ===========    ===========

     In February 1992, the Company concluded a $40,000,000 financing for the design, construction and start-up of a sodium azide facility. The funds were provided by a major state public employee retirement fund and a leading investment management company. The financing is in the form of $40,000,000 principal amount of noncallable subordinated secured notes (the "Azide Notes") issued at par, providing for the semi-annual payment in arrears of interest at the rate of 11% per annum. Principal is to be amortized to the extent of $5,000,000 on each of the fourth (February 1996) through ninth (February 2001) anniversary dates of the funding, with the remaining $10,000,000 principal amount to be repaid on the tenth anniversary date. The Company has registered the Azide Notes but has no obligation to maintain the effectiveness of the Registration Statement after December 31, 1994. The Azide Notes are secured by the fixed assets and stock of American Azide Corporation ("AAC"), an indirect wholly-owned subsidiary of the Company, as well as by a mortgage on land in Clark County, Nevada being developed by AMDECO and by certain restricted cash (see Note 3). Approximately 240 acres of such land has been contributed to GRLLC subject to certain conditions. AMDECO's interest in GRLLC has been assigned to secure the Azide Notes (see Note 5). The Company issued to the purchasers of the Notes warrants (the "Warrants"), exercisable for a ten-year period commencing on December 31, 1993, to purchase shares of Common Stock at an exercise price of $14.00 per share. The maximum number of shares purchasable upon exercise of the Warrants is 2,857,000 shares. The Warrants are exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution. At the option of the Warrant holders, the exercise price of the Warrants may be paid by delivering an equal amount of Azide Notes.

     The indenture imposes various operating restrictions upon the Company including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations, and (iv) certain dispositions of assets. Management believes the Company has complied with these operating restrictions.

     On each of December 31, 1995, 1997 and 1999, holders of the Warrants will have the right to put to the Company as much as one-third thereof based upon the differences between the Warrant exercise price and prices determined by multiplying the Company's fully diluted earnings per share at multiples of 13, 12 and 11, respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% internal rate of return to the date of the put (inclusive of the 11% Azide Notes' yield). At September 30, 1995, the warrant holders had no put right and the Company incurred a net loss during the fiscal year ended September 30, 1995. Accordingly, at September 30, 1995, it is not probable that the put rights will become exercisable. On or after December 31, of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

     The Company has accounted for the proceeds of the financing applicable to the Warrants (and the potential put right) as temporary capital. Any adjustment of the value assigned at the date of issuance will be reported as an adjustment to retained earnings. Net income (loss) per common share is calculated on an "equity" basis or a "debt" basis using the more dilutive of the two methods. The "equity" basis assumes the Warrants will be exercised and the effect of the put feature adjustment, if any, on earnings available to common shareholders will be reversed. The treasury stock method will then be used to calculate net additional shares. The "debt" basis assumes the put will be exercised (if the right is available) and the Warrants will not be considered common stock equivalents. During the fiscal years ended September 30, 1995, 1994, and 1993, the "equity" basis was used for purposes of this calculation.

Notes payable and long-term debt maturities are as follows:

--------------------
For the Years Ending
 September 30,1996
--------------------
     1996                                 $   8,500,000
     1997                                     5,000,000
     1998                                     5,000,000
     1999                                     6,121,000
     2000-2001                               17,933,000
                                          -------------
     Total                                $  42,554,000
                                          =============


8.   INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109 using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates.

     As discussed in Note 1, the Company effected a quasi-reorganization on September 30, 1985 in which the Company's assets and liabilities were restated to estimated fair values. The quasi-reorganization was not a taxable event and, accordingly, differences between the financial reporting and tax bases of assets and liabilities arose from the quasi-reorganization.

     The following table provides an analysis of the Company's provision (credit) for income taxes for the years ended September 30:

                              -----------------------------------------------
                                   1995               1994            1993
                              ------------      -------------     -----------
Current                       $ (4,888,000)     $     426,000     $ 2,525,000
Deferred (federal & state)       4,097,000        (10,363,000)      2,844,000
                              ------------      -------------     -----------
Provision (credit) for
 income taxes                 $   (791,000)     $  (9,937,000)    $ 5,369,000
                              ============      =============     ===========

     The temporary differences and tax carryforwards (which expire in years beginning after September 30, 2008) that created deferred tax assets and liabilities at September 30, 1995 are detailed below:

     Net operating loss carryforwards                   $    14,353,000
     Inventory capitalization                                   269,000
     Alternative minimum tax credits                          1,354,000
                                                        ---------------
         Total deferred assets                               15,976,000
                                                        ---------------
     Property                                                25,394,000
     Accrued income and expenses                                569,000
     State taxes                                                575,000
     Other                                                        6,000
                                                        ---------------
         Total deferred liabilities                          26,544,000
                                                        ---------------
     Net Deferred Tax Liability                         $    10,568,000
                                                        ===============

     A reconciliation of the total provision (credit) for income taxes to amounts computed by applying the federal tax rate to income is as follows for the years ended September 30:

                            ------------------------------------------------------------------------------
                                1995                         1994                        1993
                               Amount           %           Amount           %          Amount         %
                            ------------------------------------------------------------------------------
Computed at statutory
 federal rate               $   (814,000)      35%      $  (9,953,000)      34%      $  5,531,000      35%
State income taxes net
 of federal benefits                                          292,000        1
Surtax benefit                    23,000       (1)           (292,000)      (1)          (162,000)     (1)
Other                                                          16,000
                             -----------------------------------------------------------------------------
Provision (Credit) for
 income taxes                $  (791,000)      34%      $  (9,937,000)      34%      $  5,369,000      34%
                             =============================================================================

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains, for the benefit of its employees, a group health and life benefit plan, an employee stock ownership plan ("ESOP") that includes a Section 401(k) feature, and a defined benefit pension plan (the "Plan"). The ESOP permits employees to make contributions. The Company does not presently match any portion of employee ESOP contributions.

     All full-time employees age 21 and over with one year of service are eligible to participate in the Plan. Benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

     The discount rate and rate of salary progression used to determine the projected benefit obligations were 7% and 5%, respectively in 1995. The salary range progression rate was 6% in 1994. The expected long-term rate of return on plan assets was 7.0%. The following table reconciles the Plan's funded status and summarizes amounts recognized in the Company's consolidated financial statements for the years ended September 30, 1995 and 1994.

                                                           1995          1994
                                                           ----          -----
Actuarial present value of benefit obligations:
Vested benefits                                         $ 7,131,000   $ 6,309,000
Nonvested benefits                                          832,000       711,000
                                                        -----------   -----------
Accumulated benefit                                     $ 7,963,000   $ 7,020,000
                                                        ===========   ===========
Projected benefit obligation                            $10,159,000   $ 9,939,000
Plan assets at fair value                                (7,012,000)   (5,280,000)
                                                        -----------   -----------
Projected benefit obligation in excess of Plan assets     3,147,000     4,659,000
Unrecognized net transition obligation
   amortized over fifteen years                          (1,069,000)   (1,222,000)
Unrecognized net loss and prior service cost             (2,302,000)   (3,628,000)
                                                        -----------   -----------
Prepaid pension                                            (224,000)     (191,000)
Additional liability                                      1,399,000     1,931,000
                                                        -----------   -----------
Required minimum liability                              $ 1,175,000   $ 1,740,000
                                                        ===========   ===========
Balance of:
  Intangible asset                                      $ 1,016,000   $ 1,165,000
                                                        ===========   ===========
  Equity account                                        $   159,000   $   765,000
                                                        ===========   ===========

Net periodic pension cost was $1,295,000, $1,480,000 and $982,000, respectively, for the years ended September 30, 1995, 1994 and 1993, and consists of the following:

                                                1995       1994       1993
                                                ----       ----       ----
Service cost                                 $  787,000  $  906,000  $  552,000
Interest cost                                   620,000     592,000     494,000
Return on Plan assets                          (708,000)   (315,000)    (74,000)
Net total of other components                   596,000     297,000      10,000
                                             ----------  ----------  ----------
Net periodic pension cost                    $1,295,000  $1,480,000  $  982,000
                                             ==========  ==========  ==========

In November 1994, the Board of Directors approved a Supplemental Retirement Plan ("SRP") that currently applies only to the Chairman of the Company. The SRP has not and is not expected to have a material affect on the Company's results of operations or financial condition.

10.  AGREEMENTS WITH THIOKOL CORPORATION

     In 1989, WECCO entered into an Advance Agreement and Surcharge Agreement with Thiokol. Under the Advance and Surcharge Agreements Thiokol was required to place sufficient orders for AP such that, combined with orders from other AP customers, WECCO would receive revenues in respect of at least 20 million pounds per year, 5 million per quarter, over seven years (140 million pounds in the aggregate), beginning with initial production. WECCO was required to impose a surcharge on all sales of AP sufficient to amortize the WECCO loan over or during the period of such revenue assurance.

     The Surcharge Agreement required that the AP product price be divided into two components. The surcharge component of the AP price represented the amount necessary to amortize principal, pay interest, and meet related obligations on the WECCO loan over seven years. The surcharge component was deposited into the cash collateral account. The manufacturing component of the AP price included manufacturing costs and profits. The manufacturing component also included a $.05 per AP pound charge which was deposited into the default account.

     The Surcharge Agreement obligated Thiokol to fund the cash collateral account in the event the balance of such account was less than the balance required under the terms of the WECCO loan. Thiokol's obligation was subject to the availability of appropriations to NASA. Thiokol deposited approximately $7,935,000 in the cash collateral account on February 28, 1990 to bring the balance of the cash collateral account to the level required under the terms of the WECCO loan.

     In the event of the termination of or failure of NASA to continue to fund its contract with Thiokol (unless replaced by a successor contract) or in the event of default under the loan caused by the federal government, Thiokol was obligated to pay all termination expenses, including the outstanding principal and interest under the WECCO loan. Thiokol's obligations were subject to the availability of appropriations to NASA.

     The Advance and Surcharge Agreements were approved and consented to by NASA. NASA and the United States Air Force entered into a Memorandum of Agreement providing for a sharing of the obligations under the Advance and Surcharge Agreements. NASA and Thiokol entered into separate agreements regarding Thiokol's obligations for AP orders and payments under the Advance and Surcharge Agreements. On May 10, 1994, an amendment to the Advance Agreement was executed (see Note 12). Under the terms of the Amendment, the WECCO loan was repaid and the Surcharge Agreement was terminated.


11.  COMMITMENTS AND CONTINGENCIES

     In December 1992, Thiokol issued a Request for Quotation, inviting WECCO to submit a proposal for the sale of NASA-related AP over a period extending through mid-1998, approximately two years after the expiration of the Surcharge Agreement and other agreements with Thiokol (the "NASA/Thiokol agreements"). To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. Based upon the Request for Quotation and the agreement, WECCO submitted a proposal calculated to win the NASA-related AP business of Thiokol through the extended period covered by the proposal. At the time it submitted its proposal, WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank. As a result of its proposal and discussions with Thiokol, WECCO was optimistic that it would succeed in achieving its objective of extending its base contractual assurances for AP sales set forth in the NASA/Thiokol agreements. At a meeting in Ogden, Utah on June 11, 1993, Thiokol delivered to a Company representative a draft memorandum that, if executed by WECCO, would have effectively released Thiokol from its obligations under the NASA/Thiokol agreements. Thiokol also delivered a proposed purchase order that covered AP sales only over a period approximately corresponding to the remaining term of the NASA/Thiokol agreements, rather than through mid-1998, as contemplated by the Request for Quotation, but for a lower quantity although at higher prices than were offered by WECCO over the longer term. Thiokol advised WECCO that it had made a similar proposal to the other producer of AP. At the June 11 meeting Thiokol also advised WECCO that it had commenced a legal action against WECCO in Weber County (Ogden), State of Utah, seeking declaratory relief to the effect that once the principal and interest balance owing by WECCO to Seafirst Bank was fully paid, Thiokol would have no further obligation to purchase AP from WECCO under the NASA/Thiokol agreements, and to the effect that there existed an agreement among NASA, Thiokol, WECCO and Seafirst Bank to prepay the WECCO loan on or about October 1, 1993. Thiokol also advised WECCO that it intended to proceed with the declaratory relief action only if negotiations underway between the parties were not concluded in a manner satisfactory to Thiokol.

     Thiokol's complaint alleged that Thiokol, WECCO, NASA and Seafirst Bank had agreed that Thiokol would prepay WECCO's Seafirst Bank loan in October 1993, and that upon prepayment Thiokol's obligation to purchase AP from WECCO under the NASA/Thiokol agreements would cease. In fact, there neither was nor is any such agreement. Moreover, before submitting its responsive proposal to Thiokol's Request for Quotation, WECCO sought and obtained from a nationally recognized law firm specializing in government contract law, opinions to the effect that (i) only WECCO had the right to prepay the balance owing to Seafirst Bank and (ii) even if the balance owing had been so prepaid, Thiokol would have continued to be obligated to purchase AP from WECCO under the NASA/Thiokol agreements through August, 1996.

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

     On March 29, 1994, WECCO and Thiokol agreed to a draft amendment to the 1989 Advance Agreement. On May 10, 1994, the amendment (the "Amendment") was executed. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements. Thiokol separately agreed not to refile its declaratory relief lawsuit. (See Note 12.)

     Following and because of the announcement of Thiokol's lawsuit against WECCO described above, and the consequent decline in the trading prices of the Company's Common Stock, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which have since been consolidated, allege that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol and the Company's operations. Management of the Company believes that the allegations of the consolidated complaint are without merit and the Company and other defendants are vigorously defending the lawsuits. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment ruling that the Company had not violated the federal securities laws in relation to disclosure concerning the Company's agreements with Thiokol. The remaining claims, which relate to allegedly inadequate disclosure relating to Haloton, are subject to a trial that began in December 1995 and is expected to conclude in January 1996.

     No specific amount of damages has been claimed in the shareholder lawsuits, which has involved extended discovery, multiple legal and factual issues and significant uncertainties. Accordingly, a reliable estimate of the amount of potential damages, if any, to the Company cannot be made at the present time. The Company has in force substantial insurance covering this risk. However, as indicated above, defense costs and any potential settlement or judgment associated with this litigation, to the extent borne by the Company and not recovered through insurance, may adversely affect the Company's liquidity.

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

     See Note 17 for a discussion of certain litigation involving Halotron.

     The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

     As discussed in Note 5, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease is for an initial term of 10 years and is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Future minimum rental payments under this lease for the years ending September 30, are as follows:

         1996            $  540,000
         1997               540,000
         1998               540,000
         1999-2000          810,000
                         ----------
         Total           $2,430,000
                         ==========

12.  AMENDMENT TO ADVANCE AGREEMENT

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

     The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues, excluding surcharge revenues, from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required WECCO to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan will be repaid by WECCO through delivery of AP. The Company has estimated that the cost of producing such AP will be approximately $3.5 million and has included this amount in debt at September 30, 1995. Thiokol separately agreed not to refile the declaratory relief lawsuit referred to in Note 11.

     The Company believes that the Amendment to the 1989 Advance Agreement represents a fully satisfactory commercial resolution of its dispute with Thiokol. AP revenues under the NASA/Thiokol agreements have resulted in net cash flows to WECCO from AP operations during the fiscal years ended September 30, 1995 and 1994, substantially the same as those that would have been generated under the NASA/Thiokol agreements. The Company expects similar results for the fiscal year ending September 1996.

     As the Company has previously reported however, certain changes, which would have occurred in any event under the NASA/Thiokol agreements, have occurred. The Surcharge has been eliminated. The Surcharge would have ended in any event when amounts sufficient in the aggregate to pay principal and interest on the WECCO loan had been paid through the Surcharge. This was expected to occur during the calendar year 1994 under the NASA/Thiokol agreements. As a result of the elimination of the Surcharge and as expected, gross revenues from AP operations during fiscal 1994, 1995 and 1996 have been and will be less than gross AP revenues during the fiscal years ended September 30, 1993, 1992, 1991 and 1990. In addition, Surcharge revenues have historically been in excess of depreciation and amortization and interest expense related to the AP manufacturing facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information with respect to the excess referred to above. Further, the default account payment of $0.05 per pound of AP, or $1 million per year, formerly included in the AP price, is no longer part of the AP price because there will no longer be a default account required under the WECCO loan, the contents of the default account having been dedicated to payments of principal and interest under and as collateral for the WECCO loan. In addition, the technology transfer fee of $0.05 per pound of AP, or $1 million per year, formerly included in the AP price, is no longer part of the AP price. Lastly, cash collateral account and default account balances were used to repay the WECCO loan. Accordingly, there will be no interest earnings associated with these accounts in the future.


13.  IMPAIRMENT OF WECCO'S FIXED ASSETS

     The down-sizing of the defense budget has had a dramatic impact on AP requirements. The Company currently estimates that the total market available to the Company and its only U.S. competitor (including exports) now approximates 25 million pounds per year, as compared to over 60 million pounds per year as estimated by the government in 1988-89. The Company's understanding has been and continues to be that the government considers AP to be a critical material, and both the Company's plant and that of its competitor to be critical facilities, and intends as a matter of policy to maintain two viable and operating sources of AP for the foreseeable future. The Company believes that this policy has been implemented through the Amendment to the 1989 Advance Agreement described above in Note 12. The Company also believes that the government will maintain its dual source policy subsequent to September 30, 1996, or at the conclusion of the term of the Advance Agreement, as amended, although there can be no assurance in that regard. The Company is committed to a continuing strong participation and presence in the AP market after September 30, 1996. However, management believes that competitive conditions in the market place will not allow the

     Company to recover any facility costs on sales of AP after September 30, 1996. Furthermore, management doesn't expect the demand for AP to increase significantly in the future. As of March 31, 1994, the Company's best estimate of the net cash flows expected to result from operation of the AP plant were not sufficient to recover any of the carrying amount of the WECCO fixed assets and, as a result, a non-recurring impairment charge of $39,401,000 was recognized in the second quarter of the Company's fiscal year ending September 30, 1994.


14.  SHAREHOLDERS' EQUITY

     The Company has authorized the issuance of 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, 125,000 shares have been designated as Series B and 15,340 shares have been designated as Series C redeemable convertible preferred stock. The Series C redeemable convertible preferred stock was outstanding at September 30, 1989, was redeemed in December 1989, and is no longer authorized for issuance.

     The Company has granted options and warrants to purchase shares of the Company's common stock at prices at or in excess of market value at the date of grant. The options and warrants were granted under various plans or by specific grants approved by the Company's Board of Directors. In 1994, the Executive Vice President of the Company exercised options for 45,000 shares of the Company's common stock by executing demand notes bearing interest at a bank's prime rate for the total option price of $174,000. Approximately $97,000 of this amount remains outstanding at September 30, 1995. Interest income of $8,000 and $1,000 was recorded on these notes in fiscal 1995 and 1994.

Option and warrant transactions are summarized as follows:

                                               Shares Under
                                               Options and
                                                Warrants       Option Price
                                               ------------   --------------
October 1, 1992                                 3,310,650     $3.88 - $30.50
Exercised, expired or canceled                    (60,500)     3.88 -  21.50
                                               ------------   --------------
September 30, 1993                              3,250,150      3.88 -  30.50
Exercised, expired or canceled                    (96,700)     3.88 -  10.50
                                               ------------   --------------
September 30, 1994                              3,153,450      3.88 -  30.50
Granted                                           281,000      4.88 -   7.50
Exercised, expired or canceled                   (104,400)     3.88 -  30.50
                                               ------------   --------------
September 30, 1995                              3,330,050     $3.88 - $21.50
                                               ============   ==============

     At September 30, 1995, substantially all options and warrants were exercisable. Options for approximately 299,000 shares were available for additional grants under existing plans at September 30, 1995.

     In February 1992, the Company issued $40,000,000 in Subordinated Secured Notes (the Azide Notes) with Warrants. See Note 7 for a description of the Warrants. Shares under options and warrants at September 30, 1995 include 2,857,000 Warrants at a price of $14 per Warrant.


15.  SEGMENT INFORMATION

     The Company's principal business segments are specialty chemicals, environmental protection equipment and technology, and industrial/commercial and residential real estate development. Products of the specialty chemicals segment include AP used in the solid rocket propellant for the space shuttle and defense programs, sodium azide, and Halotron. During the three years ended September 30, 1995, there were no significant sales of Halotron.

Information about the Company's industry segments is as follows:

                                                           Years ended September 30,
                                                  -------------------------------------------
                                                      1995            1994            1993
                                                  ------------    ------------   ------------
Revenues:
Specialty chemicals                               $ 34,219,000    $ 47,701,000   $ 53,752,000
Environmental protection                             1,656,000       2,934,000      3,437,000
Real estate                                          3,375,000         558,000         26,000
                                                  ------------    ------------   ------------
Total                                             $ 39,250,000    $ 51,193,000   $ 57,215,000
                                                  ============    ============   ============

Operating income (loss) before
  unallocated income and expenses:
Specialty chemicals                               $(2,150,000)    $(24,129,000)  $ 23,435,000
Environmental protection                             (640,000)      (1,965,000)    (1,032,000)
Real estate                                         1,356,000           24,000        (86,000)
                                                  ------------    ------------   ------------
Total                                             $(1,434,000)    $(26,070,000)  $ 22,317,000
                                                  ------------    ------------   ------------
Deduct (add) unallocated expense (income):
General corporate                                 $   409,000     $    819,000   $  1,371,000
Research and development                              204,000          158,000        274,000
Interest and other income                          (1,429,000)      (1,088,000)    (2,928,000)
Interest and other expense                          1,709,000        3,315,000      7,796,000
                                                  ------------    ------------   ------------
Income tax provision (credit)                        (791,000)      (9,937,000)     5,369,000
Net income (loss)                                 $(1,536,000)    $(19,337,000)  $ 10,435,000
                                                  ============    ============   ============
Identifiable assets:
Specialty chemicals                               $ 95,845,000    $ 99,432,000   $181,242,000
Environmental protection                             1,087,000       1,148,000      3,048,000
Real estate                                         29,827,000      27,897,000     25,333,000
Corporate                                           28,460,000      26,515,000     21,515,000
                                                  ------------    ------------   ------------
Total                                             $155,219,000    $ 54,992,000   $231,138,000
                                                  ============    ============   ============
Financial information relating to domestic
and export sales (domestic operations):

Domestic revenues             $38,857,000     $49,616,000    $55,020,000
Export revenues                   393,000       1,577,000      2,195,000
                              -----------     -----------    -----------
Total                         $39,250,000     $51,193,000    $57,215,000
                              ===========     ===========    ===========

     The Company's operations are located in the United States. It is not practicable to compute a measure of profitability for domestic and export sales or for sales by geographic location. Substantially all export revenues relate to environmental protection equipment sales in the Far and Middle East.

     The majority of depreciation and amortization expense and capital expenditures relate to the Company's specialty chemicals segment. Depreciation and amortization expenses for the years ended September 30, are as follows:

                                 1995           1994           1993
                              -----------     -----------    -----------
Specialty chemicals            $4,824,000      $7,251,000    $11,029,000
All other segments              1,059,000         428,000        336,000
                               ----------      ----------    -----------
Total                          $5,883,000      $7,679,000    $11,365,000
                               ==========      ==========    ===========

Capital expenditures for the years ended September 30 are as follows:

                                         1995              1994
                                      -----------        ----------
Specialty chemicals                    $4,229,000        $8,636,000
All other segments                        233,000           582,000
                                       ----------        ----------
Total                                  $4,462,000        $9,218,000
                                       ==========        ==========

     By reason of the limited number of firms engaged in the manufacture of solid rocket propellants, the Company had three customers that accounted for 10% or more of the Company's revenues in one or more of 1995, 1994 and 1993. These three customers accounted respectively for the following revenues during the fiscal years ended September 30:


     Customer  End User Industry                1995        1994           1993
     --------  -----------------            -----------  -----------   -----------
        A      Space                        $27,963,000  $36,524,000   $44,488,000
        B      Defense                          108,000    5,570,000     1,450,000
        C      Defense - Space Applications                              7,028,000

16.  SODIUM AZIDE

     In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel has licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in automotive airbag safety systems. In addition, Dynamit Nobel has provided technical support for the design, construction and start-up of the facility. The facility was constructed and is being operated by AAC, has an annual design capacity of approximately 6,000,000 pounds, and is located on land owned by AAC in Iron County, Utah.

     Pursuant to a condition of the Azide Agreements, in February 1992, the Company paid $1,589,000 to Dynamit Nobel for the technology and know-how for the production of sodium azide. The Company will also pay a royalty of 5% of net sodium azide sales to Dynamit Nobel for a period of 15 years.

     Commercial shipments of sodium azide began in April 1994 and are continuing, although sales and related variable operating margins have not reached a level sufficient to absorb fixed costs. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the U.S. airbag inflator market. There can be no assurance in that regard, however, and as a consequence the Company cannot predict over what period of time, if at all, it's sodium azide plant will operate at levels consistent with such expectations.

     Sodium azide prices have dramatically decreased since the Company began its efforts to finance and construct the facility. At the time the Company began this project, prices for sodium azide were approximately $8.00 per pound. Currently, domestic market prices appear to be in the range of $4.50 to $6.00 per pound.

     As a result of the uncertainties with respect to volume and price referred to above, the Company may experience significant variations in sodium azide sales and related operating results from quarter to quarter. The Company continues to believe, however, that, notwithstanding these uncertainties, revenues and associated net cash flows from its sodium azide operations will be sufficient to recover the Company's investment in its sodium azide facility, although there can be no assurance in that regard.


17.  HALOTRON

     On August 30, 1991, Halotron, Inc. (a wholly-owned subsidiary of the Company) entered into an agreement (the "Halotron Agreement") granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron I (a replacement for halon 1211). Halotron products are fire suppression systems, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as a fire suppression agent in military, industrial, commercial and residential applications.

     The Halotron Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron I, which together with testing undergone by Halotron I at independent laboratories in Sweden and the United States and consulting services that were provided was intended to enable the Company to evaluate Halotron I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden.

     In February 1992, the Company determined to acquire the rights provided for in the Halotron Agreement, gave notice to that effect to the inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron I, the rights acquired by the Company include rights under all present and future patents relating to Halotron I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $700,000 (the exercise price of $1,000,000, less advance payments previously made) and became obligated to pay the further sum of $1,500,000 in equal monthly installments of $82,000, commencing in March 1992. The license agreement entered into between the Company and the inventors of Halotron I provides for a royalty to the inventors of 5% of the Company's net sales of Halotron I over a period of 15 years.

     The Company has designed and constructed a Halotron facility that has an annual capacity of approximately 6,000,000 pounds, located on land owned by the Company in Iron County, Utah.

     Amounts paid toward the exercise price of the option, and for testing and evaluation of Halotron through December 31, 1991 were included in selling, general and administrative expense since there was no assurance the option would be exercised. Amounts paid for technology and other rights related to Halotron since January 1, 1992 have been capitalized and are included with intangible assets in the accompanying consolidated balance sheets at September 30, 1995 and 1994. Amounts paid for testing and evaluation and administration costs continue to be expensed.

     As discussed above, in 1992, Halotron, Inc. purchased the rights to certain fire suppression chemicals and delivery systems called Halotron from their Swedish inventor, Jan Andersson and his corporation, AB Bejaro Product; Andersson and Bejaro breached the contract in which they had sold the rights to Halotron. This breach resulted in litigation initiated by AmPac Technologies, Inc. (also a wholly-owned subsidiary of the Company) and Halotron, Inc. This initial litigation was settled when Andersson and Bejaro promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave Halotron, Inc. exclusive rights to the Halotron chemicals and delivery systems.

     Following the settlement of the initial litigation, however, Andersson and Bejaro failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, litigation was initiated in the Utah state courts in March 1994, for the purpose of establishing Halotron, Inc.'s and AmPac Technologies, Inc.'s exclusive rights to the Halotron chemicals and delivery systems. On August 15, 1994, the court entered a default judgment ("Judgment") against Andersson and Bejaro granting the injunctive relief requested by Halotron, Inc. and AmPac Technologies, Inc. and awarding damages in the amount of $42,233,000.

     The trial court further ordered Andersson and Bejaro to execute documents required for patent registration of Halotron in various countries. When Andersson and Bejaro ignored this order, the Court directed the Clerk of the Court to execute these documents on behalf of Andersson and Bejaro. Finally, the Court ordered that Andersson's and Bejaro's rights to any future royalties from sales of Halotron were terminated. AmPac Technologies, Inc. and Halotron, Inc. are exploring ways to collect the Judgment from

     Andersson and Bejaro. It appears that Andersson and Bejaro have few assets and those assets they do have appear to have been placed beyond reach of the Judgment.

     The Company's efforts to produce, market and sell Halotron I and II are dependent upon the political climate and environmental regulations that exist and may vary from country to country. Halotron I has been extensively and successfully tested. These products continue to undergo testing. Although the Company is satisfied with the progress and performance characteristics of Halotron I and II, the magnitude of revenues in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualifications in certain jurisdictions and the ultimate market acceptance of these products.


18.  OPERATING RESULTS

     Although the Company's net income (loss) and primary and fully diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) order quarters under the NASA/Thiokol agreements did not coincide with the Company's fiscal quarters; (ii) as discussed in
     Note 11, the Company may incur material legal and other costs associated with litigation; (iii) the timing of real estate and related sales is not predictable; (iv) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (v) weighted average common and common equivalent shares for purposes of calculating primary and fully diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (vi) interest expense (net of amounts capitalized) and depreciation expense increased significantly in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities; and (vii) certain changes (including the cessation of surcharge revenues) described in Note 12 in the Company's AP business have occurred and will occur as a result of the Amendment to the 1989 Advance Agreement and the eventual expiration thereof in September, 1996.

     The results of the Company's operations will also be affected by the timing and magnitude of orders, and pricing thereof, for the Company's products, sodium azide and Halotron. Such orders are dependent upon actions of customers and potential customers and the political and regulatory environment. (See Notes 16 and 17 for a discussion of the status of sodium azide and Halotron orders.)