Form 10-Q
period 1995-12-31
AMERICAN PACIFIC CORP
filed 1996-02-13
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                              ---    ---

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,105,621 AS OF JANUARY 31, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 9 of this Report on Form 10-Q.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The information required by Item 303 of Regulation S-K is provided on pages 10 through 14 of this Report on Form 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         The information required by Item 103 of Regulation S-K is provided on pages 8 through 9 of this Report on Form 10-Q.

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



                                    AMERICAN PACIFIC CORPORATION



Date:  February 13, 1996                 s/c C. Keith Rooker
                                         ---------------------------
                                         C. Keith Rooker
                                         Executive Vice President


Date:  February 13, 1996                 s/c David N. Keys
                                         ---------------------------
                                         David N. Keys
                                         Vice President,
                                         Chief Financial Officer and
                                         Treasurer;  Principal
                                         Financial and Accounting
                                         Officer

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)

                                               1995           1994
                                            ----------    -----------
Sales and Operating Revenues                $9,776,000    $ 9,309,000
Cost of Sales                                7,903,000      7,736,000
                                            ----------    -----------
    Gross Profit                             1,873,000      1,573,000

Operating Expenses                           2,350,000      2,608,000
                                            ----------    -----------
Operating Loss                                (477,000)    (1,035,000)
Net Interest and Other
 Expense (Income)                              415,000       (307,000)
                                            ----------    -----------
Loss Before Credit for Income
 Taxes                                        (892,000)      (728,000)

Credit for Income Taxes                       (304,000)      (248,000)
                                            ----------    -----------
Net Loss                                    $ (588,000)   $  (480,000)
                                            ----------    -----------
Net Loss Per Common Share                   $     (.07)   $      (.06)
                                            ----------    -----------
Weighted Average Common and
  Common Equivalent Shares
   Outstanding                               8,104,000      8,246,000
                                            ----------    -----------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                            December 31,   September 30,
                                                1995           1995
                                            ------------   -------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                  $ 18,098,000    $ 24,540,000
 Short-term Investments                        2,000,000       2,000,000
 Accounts and Notes Receivable                 8,060,000       2,534,000
 Income Tax Receivable                         2,570,000       2,570,000
 Related Party Notes Receivable                  838,000         888,000
 Inventories                                   7,629,000       7,094,000
 Prepaid Expenses and Other Assets             1,372,000         986,000
                                            ------------   -------------
            Total Current Assets              40,567,000      40,612,000

Property, Plant and Equipment, Net            79,864,000      80,944,000
Development Property                          10,041,000      10,296,000
Real Estate Equity Investments                18,720,000      17,725,000
Other Assets                                   4,321,000       4,469,000
Restricted Cash                                4,613,000       3,743,000
                                            ------------   -------------
            TOTAL ASSETS                    $158,126,000    $157,789,000
                                            ------------   -------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                            December 31,    September 30,
                                               1995            1995
                                            ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued
  Liabilities                               $  6,812,000    $  5,672,000
 Notes Payable and Current
  Portion of Long-Term Debt                    8,500,000       8,500,000
                                            ------------    ------------
     Total Current Liabilities                15,312,000      14,172,000

Long-Term Debt                                34,133,000      34,054,000
Deferred Income Taxes                         10,264,000      10,568,000
Minimum Pension Liability                      1,175,000       1,175,000
                                            ------------    ------------
     TOTAL LIABILITIES                        60,884,000      59,969,000
                                            ------------    ------------
Commitments and Contingencies

Warrants to Purchase Common Stock              3,569,000       3,569,000

SHAREHOLDERS' EQUITY:

Common Stock                                     823,000         822,000
Capital in Excess of Par Value                78,323,000      78,285,000
Retained Earnings                             15,601,000      16,189,000
Treasury Stock                                  (818,000)       (789,000)
Receivable from the Sale of Stock                (97,000)        (97,000)
Excess Additional Pension Liability             (159,000)       (159,000)
                                            ------------    ------------
     Total Shareholders' Equity               93,673,000      94,251,000
                                            ------------    ------------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                  $158,126,000    $157,789,000
                                            ------------    ------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months ended December 31,
                                  (Unaudited)


                                               1995            1994
                                            ------------    -----------
Cash Provided by (Used For) Operating
 Activities                                  $(5,058,000)   $    53,000
                                             -----------    -----------
Cash Flows Used for Investing
 Activities:
  Capital Expenditures,
   Development Property
   Additions and Real
   Estate Equity Investments                  (1,394,000)    (2,604,000)

  Treasury Stock Acquired                        (29,000)      (370,000)
                                             -----------    -----------
Net Cash Used For Investing Activities        (1,423,000)    (2,974,000)
                                             -----------    -----------
Cash Flows From Financing Activities:
 Issuance of Common Stock                         39,000         26,000
                                             -----------    -----------
Net Cash Provided By
 Financing Activities                             39,000         26,000
                                             -----------    -----------
Net Decrease in Cash and Cash
 Equivalents                                  (6,442,000)    (2,895,000)
Cash and Cash Equivalents, Beginning of
 Period                                       24,540,000     22,884,000
                                             -----------    -----------
Cash and Cash Equivalents, End of Period     $18,098,000    $19,989,000
                                             -----------    -----------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1995 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The Condensed Consolidated Financial Statements for the three-month periods ended December 31, 1995 and 1994 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET LOSS PER COMMON SHARE

    Net loss per common share for the three-month periods ended December 31, 1995 and 1994 is determined based upon the weighted average number of common and common equivalent shares (if such shares are dilutive) outstanding. Common share equivalents consist of outstanding stock options and warrants.

3.  INVENTORIES

    Inventories consist of the following:


                                     December 31,   September 30,
                                         1995           1995
                                     ------------   -------------

    Work-in-process                   $4,379,000      $3,828,000
    Raw materials and supplies         3,250,000       3,266,000
                                      ----------      ----------
    Total                             $7,629,000      $7,094,000
                                      ----------      ----------

4.  COMMITMENTS AND CONTINGENCIES

    In fiscal 1993, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment ruling that the Company had not violated the federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The summary judgment ruling and the results of the trial relating to Halotron are expected to be subject to post-verdict motions and appeals.

    As a result of the above-described shareholder lawsuits, the Company has incurred legal and other costs and may incur material legal and other costs associated with the ultimate resolution of the shareholder lawsuits in future periods. Certain of these costs may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may have the obligation to indemnify its affected officers and directors to the extent, if at all, the existing insurance coverages are insufficient. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. The Company is currently unable to predict or quantify the amount or the range of such costs, if any, or the period of time during which such costs will be incurred.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $9,776,000 and $9,309,000 during the three-month periods ended December 31, 1995 and 1994. Gross profit as a percentage of sales and operating revenues was 19 percent in the first quarter of fiscal 1996 compared to 17 percent in the first quarter of fiscal 1995. A discussion of sales and operating revenues and gross profit percentages relating to the Company's principal operating activities is provided below.

PERCHLORATE CHEMICAL OPERATIONS

In May 1994, Western Electrochemical Company ("WECCO"), an indirect wholly-owned subsidiary of the Company, and Thiokol executed an amendment (the "Amendment") to an existing long-term purchase contract for the sale of ammonium perchlorate ("AP"). The Amendment confirmed that the purchase contract had a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively.

Sales of all perchlorate chemicals amounted to approximately $5,145,000 and $7,100,000 during the three-month periods ended December 31, 1995 and 1994, respectively. In October 1995, WECCO received a purchase order for the delivery of AP from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the total order substantially during the 1997-1999 period, and that could extend the contract to the year 2005. Other than this purchase order, WECCO has no significant backlog of perchlorate chemical sales subsequent to September 30, 1996.

SODIUM AZIDE OPERATIONS

Sodium azide sales (net of a five percent royalty and certain commissions) were $3,345,000 and $1,111,000 during the three-month periods ended December 31, 1995 and 1994, respectively. Commercial shipments of sodium azide began in April 1994. The level of sodium azide sales has not been sufficient to absorb operational costs associated with the production and sale of sodium azide. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. automotive airbag inflator market. The Company believes that the level of sodium azide sales will continue to increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a highly competitive market environment there appears to be considerable market pressure on the price of sodium azide. At the time the Company began this project in 1990, prices for sodium azide to the airbag market were approximately $8.00 per pound. Prices currently appear to be in the range of $4.50 to $6.00 per pound. The Company believes the price reduction in sodium azide is due to the unlawful pricing practices of Japanese producers.

In response to such practices, in January 1996, the Company filed an antidumping petition with the United States International Trade Commission and the United States Department of Commerce.

Depreciation expense relating to sodium azide production increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3 million beginning April 1, 1995 as a result of this increase in depreciation expense. The Company expects depreciation expense related to sodium azide production to approximate $6 million in fiscal 1996.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 420-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Substantially all of the Gibson Business Park land is pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to a limited liability corporation for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $992,000 and $42,000 during the three-month periods ended December 31, 1995 and 1994, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $132,000 and $992,000 during the three-month periods ended December 31, 1995 and 1994, respectively. The Company is continuing its evaluation of future operating activities in this business segment. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately four hourly employees) and terminated the assembly facility lease (saving $67,000 in annual operating rents). Operating activities in this segment are now being conducted at the Company's Iron County facilities. As of January 31, 1996, this segment had a backlog of approximately $2,500,000. In addition, the Company has submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

HALOTRON OPERATIONS

Sales of Halotron amounted to approximately $93,000 in the first quarter of fiscal 1996 compared to $31,000 in the first quarter of fiscal 1995. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line should begin early in 1996. The Company and Buckeye recently signed an agreement that calls for the Company to supply Buckeye's requirements of Halotron I during calendar 1996. This agreement includes Buckeye's estimate of its requirements, which approximate sales of Halotron I of $2.2 million per calendar quarter, although actual requirements may be more or less than these estimates.

OPERATING EXPENSES

Operating expenses were $2,350,000 and $2,608,000 during the three-month periods ended December 31, 1995 and 1994, respectively. The decrease is primarily due to the Company's implementation of cost control, containment and reduction measures.

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

NET INTEREST AND OTHER EXPENSE (INCOME)

The increase in net interest and other expense in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 is primarily due to the fact that interest capitalization ceased on the remaining portion of the sodium azide facility undergoing construction activities in the third quarter of fiscal 1995.

CREDIT FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the three-month periods ended December 31, 1995 and 1994.

NET INCOME (LOSS) PER COMMON SHARE AND OPERATING RESULTS

Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation;
(ii) the timing of real estate and related sales is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) as discussed above, the magnitude of AP orders for periods subsequent to September 30, 1996 is uncertain.

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

LITIGATION

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 1995 or 1994. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of January 31, 1996, the Company had repurchased approximately 116,000 shares through this program.

As a result of the litigation described in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with the resolution of this matter in future periods. Certain of these costs may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages are insufficient. The Company has in force substantial insurance covering this risk. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with this litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that such costs will be incurred.

Cash flows provided by (used for) operating activities were ($5,058,000) during the first quarter of fiscal 1996 compared to $53,000 during the first quarter of fiscal 1995. The decrease in cash flows is principally due to an increase in accounts receivable balances of approximately $5,526,000. Substantially all of the receivables relating to this increase were collected in January 1996. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the lawsuits discussed in
Note 4, the timing, pricing and magnitude of the receipt of orders for AP, sodium azide and Halotron, and the Company's ability to achieve cost reductions may have an effect on the use and availability of cash.

In February 1992, the Company concluded a $40,000,000 financing for the design, construction and start-up of a sodium azide facility. As a result of the Company's decision to increase the production capacity of the plant and construction cost overruns, the Company's cost estimates for the sodium azide facility increased significantly during the construction process. The majority of the increase relates to the Company's decision to increase the productive capacity of the plant, as discussed above. In addition, certain estimates increased throughout the construction process as a result of the highly automated and technical nature of the operation. Design and construction also occurred over a longer period of time than was originally estimated, which increased actual expenditures. Although production and sales have recently increased, the facility has not been operated at significant production levels in comparison to capacity and greater-than-expected capital costs have been and may continue to be incurred. Subject to the ongoing receipt and magnitude of orders for sodium azide and the avoidance of further erosion of the selling price per pound of sodium azide, the Company believes that the increased costs associated with the sodium azide facility will be recovered through future sodium azide sales, although there can be no assurance in this regard.