Form 10-Q
period 1996-03-31
AMERICAN PACIFIC CORP
filed 1996-05-14
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,105,621 AS OF APRIL 30, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

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

         None.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The following Class B Directors were elected on March 12, 1996 at the Registrant's 1996 Annual Stockholders' Meeting:

              NAME             VOTES FOR      VOTES WITHELD
         Norval F. Pohl        7,828,726          70,145
         C. Keith Rooker       7,829,026          69,845
         Jane L. Williams      7,829,026          69,845

ITEM 5.  Other Information
         -----------------

         A cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 is provided in pages 15 through 16.

ITEM 6.  Exhibits and Reports on Form 8 -K
         ---------------------------------

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



                                    AMERICAN PACIFIC CORPORATION


                                         /s/ C. Keith Rooker
Date:  May 14, 1996                      ------------------------
                                         C. Keith Rooker
                                         Executive Vice President
                                         Secretary/General Counsel


                                         /s/ David N. Keys
Date:  May 14, 1996                      ---------------------------
                                         David N. Keys
                                         Vice President,
                                         Chief Financial Officer and
                                         Treasurer; Principal
                                         Financial and Accounting
                                         Officer

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

 -----------------------------------------------------------------------------------------------------
                                               FOR THE THREE-MONTHS            FOR THE SIX-MONTHS
                                                 ENDED MARCH 31,                 ENDED MARCH 31,
                                               1996            1995           1996            1995
- ------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                $10,980,000     $8,908,000     $20,756,000     $18,217,000
Cost of Sales                                 8,150,000      6,720,000      16,053,000      14,456,000
                                            ----------------------------------------------------------
 Gross Profit                                 2,830,000      2,188,000       4,703,000       3,761,000

Operating Expenses                            2,556,000      2,903,000       4,906,000       5,511,000
                                            ----------------------------------------------------------
Operating Income (Loss)                         274,000       (715,000)       (203,000)     (1,750,000)

Net Interest and Other
 Expense (Income)                               443,000       (468,000)        858,000        (775,000)
                                            ----------------------------------------------------------

Loss Before Credit for
 Income Taxes                                  (169,000)      (247,000)     (1,061,000)       (975,000)

Credit for Income Taxes                         (57,000)       (83,000)       (361,000)       (331,000)
                                            ----------------------------------------------------------
Net Loss                                    $  (112,000)    $ (164,000)     $ (700,000)     $ (644,000)
                                            ----------------------------------------------------------

Net Loss Per Common Share                   $      (.01)    $     (.02)     $     (.09)     $     (.08)
                                            ----------------------------------------------------------

Weighted Average Common
 and Common Equivalent
 Shares Outstanding                           8,106,000      8,242,000       8,105,000       8,243,000
                                             ---------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

- ---------------------------------------------------------------------------

                                             MARCH 31,     SEPTEMBER 30,
                                               1996            1995
- ---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents                  $ 19,943,000    $ 24,540,000
 Short-term Investments                        2,000,000       2,000,000
 Accounts and Notes Receivable                 2,066,000       2,534,000
 Income Tax Receivable                         2,570,000       2,570,000
 Related Party Notes Receivable                  888,000         888,000
 Inventories                                  10,237,000       7,094,000
 Prepaid Expenses and Other Assets             1,049,000         986,000
                                            ----------------------------
   TOTAL CURRENT ASSETS                       38,753,000      40,612,000

Property, Plant and Equipment, Net            79,562,000      80,944,000
Development Property                           9,459,000      10,296,000
Real Estate Equity Investments                19,748,000      17,725,000
Other Assets                                   4,183,000       4,469,000
Restricted Cash                                1,677,000       3,743,000
                                            ----------------------------
   TOTAL ASSETS                             $153,382,000    $157,789,000
                                            ----------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

- ---------------------------------------------------------------------------
                                             MARCH 31,      SEPTEMBER 30,
                                                1996             1995
- ---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable and Accrued Liabilities   $  7,157,000     $  5,672,000
 Current Portion of Long-Term Debt             8,500,000        8,500,000
                                            -----------------------------
  TOTAL CURRENT LIABILITIES                   15,657,000       14,172,000

 Long-Term Debt                               29,213,000       34,054,000
 Deferred Income Taxes                        10,207,000       10,568,000
 Minimum Pension Liability                     1,175,000        1,175,000
                                            -----------------------------
  TOTAL LIABILITIES                           56,252,000       59,969,000
                                            -----------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock              3,569,000        3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                     823,000          822,000
Capital in Excess of Par Value                78,323,000       78,285,000
Retained Earnings                             15,489,000       16,189,000
Treasury Stock                                  (818,000)        (789,000)
Receivable from the Sale of Stock                (97,000)         (97,000)
Excess Additional Pension Liability             (159,000)        (159,000)
                                            -----------------------------

  TOTAL SHAREHOLDERS' EQUITY                  93,561,000       94,251,000
                                            -----------------------------

                                            -----------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                   $153,382,000     $157,789,000
                                            -----------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

- -----------------------------------------------------------------------------------------------------
                                               FOR THE THREE-MONTHS             FOR THE SIX-MONTHS
                                                  ENDED MARCH 31,                 ENDED MARCH 31,
                                               1996            1995            1996            1995
- -----------------------------------------------------------------------------------------------------
Cash Provided by
 Operating Activities                      $10,073,000     $ 1,589,000     $ 5,015,000     $ 1,642,000
                                           -----------------------------------------------------------
Cash Flows Used for
 Investing Activities:
 Capital Expenditures,
  Development Property
  Additions and Real Estate
  Equity Investments                        (3,228,000)     (2,978,000)     (4,622,000)     (5,582,000)
 Treasury Stock Acquired                                                       (29,000)       (370,000)
                                           -----------------------------------------------------------
Net Cash Used For
 Investing Activities                       (3,228,000)     (2,978,000)     (4,651,000)     (5,952,000)
                                           -----------------------------------------------------------
Cash Flows From
 Financing Activities:
 Principal Payments on Debt                 (5,000,000)                     (5,000,000)
 Issuance of Common Stock                                       16,000          39,000          42,000
                                           -----------------------------------------------------------
Net Cash Provided By (Used
 For) Financing Activities                  (5,000,000)         16,000      (4,961,000)         42,000
                                           -----------------------------------------------------------

Net Increase (Decrease) in
 Cash and Cash Equivalents                   1,845,000      (1,373,000)     (4,597,000)     (4,268,000)
 Cash and Cash Equivalents,
   Beginning of Period                      18,098,000      19,989,000      24,540,000      22,884,000
                                           -----------------------------------------------------------
 Cash and Cash Equivalents,
   End of Period                           $19,943,000     $18,616,000     $19,943,000     $18,616,000
                                           -----------------------------------------------------------
Supplemental Disclosure of
 Cash Flow Information:
Interest Paid (net of amounts
  capitalized)                             $ 1,230,000                     $ 1,230,000
                                           -----------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. BASIS OF REPORTING

   The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1995 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The Condensed Consolidated Financial Statements for the three-month and six-month periods ended March 31, 1996 and 1995 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2. NET LOSS PER COMMON SHARE

   Net loss per common share for the three-month and six-month periods ended March 31, 1996 and 1995 is determined based upon the weighted average number of common and common equivalent shares (if such shares are dilutive) outstanding. Common share equivalents consist of outstanding stock options and warrants.

3. INVENTORIES

   Inventories consist of the following:


                                    March 31,    September 30,
                                      1996           1995
                                   -----------   -------------

   Work-in-process                 $ 6,094,000      $3,828,000
   Raw materials and supplies        4,143,000       3,266,000
                                   -----------      ----------
   Total                           $10,237,000      $7,094,000
                                   -----------      ----------

4. COMMITMENTS AND CONTINGENCIES

   In fiscal 1993, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The plaintiff's have appealed the summary judgment ruling and portions of the trial proceedings to the

   Ninth Circuit of the United States District Court of Appeals. The specific appeal process is currently expected to take between one and two years although the duration is subject to significant change based on factors beyond the Company's control.

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

   The Company was served with a complaint on December 10, 1993 in a lawsuit brought by limited partners in a partnership of which one of the Company's former subsidiaries, divested in 1985, was a general partner. The plaintiffs allege that the Company is liable to them in the amount of approximately $5.9 million, plus interest, on a guarantee executed in 1982. The Company believes that the claim against it is wholly without merit.

   The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $10,980,000 and $8,908,000 during the three-month periods ended March 31, 1996 and 1995, and $20,756,000 and $18,217,000
during the six-month periods ended March 31, 1996 and 1995. Gross profit as a percentage of sales and operating revenues was 23 percent in the first six months of fiscal 1996 compared to 21 percent in the same period last year. A discussion of sales and operating revenues and gross profit percentages relating to the Company's principal operating activities is provided below.

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

Sales of all perchlorate chemicals amounted to approximately $5,344,000 and $7,366,000 during the three-month periods ended March 31, 1996 and 1995, and $10,489,000 and $14,487,000 during the six-month periods ended March 31, 1996 and 1995. In October 1995, WECCO received a purchase order for the delivery of AP from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the total order substantially during the 1997-1999 period, and that could extend the contract to the year 2005. Other than this purchase order, WECCO has no significant backlog of perchlorate chemical sales subsequent to September 30, 1996.

SODIUM AZIDE OPERATIONS

Sodium azide sales (net of a five percent royalty and certain commissions) were $2,685,000 and $1,024,000 during the three-month periods ended March 31, 1996 and 1995, and $6,003,000 and $2,135,000 during the six-month periods ended March 31, 1996 and 1995. Commercial shipments of sodium azide began in April 1994. The level of sodium azide sales has not been sufficient to absorb operational costs associated with the production and sale of sodium azide. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. automotive airbag inflator market. The Company believes that the level of sodium azide sales will increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a highly competitive market environment there continues to be considerable market pressure on the price of sodium azide. At the time the Company began this project in 1990, prices for sodium azide to the airbag market were approximately $8.00 per pound. Prices currently appear to be in the range of $4.50 to $6.00 per pound. The Company believes the price reduction in sodium azide is due to the unlawful pricing practices of Japanese producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the United States International Trade Commission and the United States Department of Commerce. The Company currently expects a finding in this matter in the summer of 1996.

Depreciation expense relating to sodium azide production increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3 million beginning April 1, 1995, as a result of this increase in depreciation expense. The Company expects depreciation expense related to sodium azide production to approximate $6 million in fiscal 1996.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 400-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Substantially all of the Gibson Business Park land is pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to a limited liability corporation for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $2,887,000 and $88,000 during the six-month periods ended March 31, 1996 and 1995, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $964,000 and $1,417,000 during the six-month periods ended March 31, 1996 and 1995, respectively. The Company is continuing its evaluation of future operating activities in this business segment. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately four hourly employees) and terminated the assembly facility lease (saving $67,000 in annual operating rents). Operating activities in this segment are now being conducted at the Company's Iron County facilities. As of May 10, 1996, this segment had a backlog of approximately $2,500,000. In addition, the Company has submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

HALOTRON OPERATIONS

Sales of Halotron amounted to approximately $273,000 in the first six months of fiscal 1996 compared to $67,000 in the same period last year. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996. The Company and Buckeye signed an agreement that calls for the Company to supply Buckeye's requirements of Halotron I during calendar 1996. This agreement includes Buckeye's estimate of its requirements, which approximate sales of Halotron I of $2.2 million per calendar quarter, although actual requirements to date have been substantially less than these estimates.

OPERATING EXPENSES

Operating expenses were $2,556,000 and $2,903,000 during the three-month periods ended March 31, 1996 and 1995, and $4,906,000 and $5,511,000 during the six-
month periods ended March 31, 1996 and 1995. The decreases are primarily due to the Company's implementation of cost control, containment and reduction measures. The decreases were partially offset by legal fees associated with the shareholder lawsuits discussed in Note 4 of Notes to Condensed Consolidated Financial Statements. Such fees amounted to approximately $531,000 during the six months ended March 31, 1996.

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

NET INTEREST AND OTHER EXPENSE (INCOME)

The increase in net interest and other expense in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 is primarily due to the fact, in the third quarter of fiscal 1995, that interest capitalization ceased on the remaining portion of the sodium azide facility undergoing construction activities.

CREDIT FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the three-month and six-month periods ended March 31, 1996 and 1995.

NET LOSS PER COMMON SHARE AND OPERATING RESULTS

Although the Company's net loss and net loss per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in Note 4, the Company may incur material legal and other costs associated with litigation; (ii) the timing of real estate and related sales is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) as discussed above, the magnitude of AP, sodium azide, and Halotron orders in the future is uncertain.

The Company's efforts to produce, market and sell Halotron are dependent upon the political climate and environmental regulations that exist and may vary from country to country. Although the Company is satisfied with the progress and performance characteristics of Halotron, the magnitude of orders received, if any, in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions and the ultimate extent of market acceptance.

As a result of the uncertainties with respect to volume and price of sodium azide and the outcome of the antidumping petition referred to above, the Company may experience significant variations in sodium azide sales and related operating results from quarter to quarter. The Company continues to believe, however, that, notwithstanding these uncertainties, revenues and associated cash flows from its sodium azide operations will be sufficient to recover the Company's investment in its sodium azide facility, although there can be no assurance in that regard.

LITIGATION

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the six-month periods ended March 31, 1996 or 1995.
The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of April 30, 1996, the Company had repurchased approximately 116,000 shares through this program.

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

Cash flows provided by operating activities were $5,015,000 during the first six months of fiscal 1996 compared to $1,642,000 during the first six months of fiscal 1995. The increase in cash flows is principally due to an increase in sodium azide operating income before depreciation and the increase in real estate sales referred to above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the lawsuits discussed in Note 4, the timing, pricing and magnitude of the receipt of orders for AP, sodium azide and Halotron, and the Company's ability to achieve further cost reductions may have an effect on the use and availability of cash.

In February 1992, the Company concluded a $40,000,000 financing for the design, construction and start-up of a sodium azide facility. As a result of the Company's decision to increase the production capacity of the plant and construction cost overruns, the Company's cost estimates for the sodium azide facility increased significantly during the construction process. The majority of the increase relates to the Company's decision to increase the productive capacity of the plant, as discussed above. In addition, certain estimates increased throughout the construction process as a result of the highly automated and technical nature of the operation. Design and construction also occurred over a longer period of time than was originally estimated, which increased actual expenditures. Although production and sales have recently increased, the facility has not been operated at significant production levels in comparison to capacity and greater-than-expected capital costs have been and may continue to be incurred. Subject to the ongoing receipt and magnitude of orders for sodium azide, the avoidance of further erosion of the selling price per pound of sodium azide, and the outcome of the Company's antidumping petition the Company believes that the increased costs associated with the sodium azide facility will be recovered through future sodium azide sales, although there can be no assurance in this regard.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

American Pacific Corporation (the "Company") may in the future make statements ("Statements") that are, or may be construed to be, "forward looking" within the meaning of applicable provisions of the Private Securities Litigation Reform Act of 1995, the Securities Exchange Act of 1934, the Securities Act of 1933, or other statutes (including state statutes), or within the meaning of applicable provisions or regulations adopted by the Securities and Exchange Commission, state regulatory agencies, or self-regulating bodies within the securities industry such as the National Association of Securities Dealers, Inc., or various stock exchanges. Statements may be made directly by authorized representatives of the Company either in written or oral form (e.g., press releases, periodic conference calls with the investment community, conferences or discussions with analysts or investors), or may be made by analysts or other third parties based in whole or in part on information provided to such persons by the Company.

The Company takes this opportunity to identify to all persons who may receive Statements, important risk factors that could cause the Company's actual results to differ materially from results predicted by Statements, whether the predictive character of Statements is direct, implied, or inferred, and whether any such predictive quality is in the form of a forecast, a projection, an estimate, or otherwise. The Company therefore cautions recipients of Statements that the following important risk factors, among others, in some cases have caused, and in the future may cause, the Company's results to differ materially from results predicted in or on the basis of Statements relating to the Company:

- - Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, governmental budget decreases affecting DOD or NASA which would cause a continued decrease in demand for AP, technological advances and improvements or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron, the ability and desire of purchasers to substitute other products for the Company's products based upon perceived quality and pricing, and the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases.

- - Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the AP and sodium azide markets and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire suppression businesses.

- - Underutilization of the Company's manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs and reductions in margins.

- - Difficulties in procuring raw materials, supplies, power and natural gas used in the production of perchlorates, sodium azide and Halotron products and used in the engineering and assembly process for environmental protection equipment products.

- - The Company's ability to contol the amount of operating expenses and the impact of any non-renewing or unusual items resulting from the Company's continuing evaluation of its strategies, plans, organizational structure and asset valuations.

- - Risk's associated with the Company's real estate activities, including but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate market, changes in general or specific economic conditions, interest rate fluctuations affecting the availability and the cost of financing, the performance of the managing partner of the Gibson Ranch L.L.P. (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales.

- - The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

- - The cost and affects of legal and administrative proceedings, settlements and investigations, and assertions made by or against the Company relative to patents or property rights.

- -  The adoption of new or changes in existing accounting policies and practices.