Form 10-Q
period 1996-06-30
AMERICAN PACIFIC CORP
filed 1996-08-09
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              -
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                     Applicable Only to Corporate Issuers

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,105,621 AS OF JULY 31, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 10 of this Report on Form 10-Q.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The information required by Item 303 of Regulation S-K is provided on pages 11 through 15 of this Report on Form 10-Q.

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

         None.

ITEM 5.  Other Information
         -----------------

         A cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 is provided in pages 16 through 17.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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



                                    AMERICAN PACIFIC CORPORATION



Date:  August 9, 1996                      /s/ C. Keith Rooker
                                         -----------------------
                                         C. Keith Rooker
                                         Executive Vice President
                                         Secretary/General Counsel



Date:  August 9, 1996                      /s/ David N. Keys
                                         ---------------------
                                         David N. Keys
                                         Vice President,
                                         Chief Financial Officer and
                                         Treasurer;  Principal
                                         Financial and Accounting
                                         Officer

                            AMERICAN PACIFIC CORPORATION
                    Condensed Consolidated Statements of Operations

- ----------------------------------------------------------------------------------------------------------------
                                                  FOR THE THREE-MONTHS                FOR THE NINE-MONTHS
                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                    1996           1995              1996             1995
- ------------------------------------------------------------------------------------------------------------------
   Sales and Operating Revenues                $  10,617,000   $  8,179,000     $  31,373,000     $  26,396,000
   Cost of Sales                                   8,293,000      6,226,000        24,346,000        20,682,000
                                            ----------------------------------------------------------------------

    Gross Profit                                   2,324,000      1,953,000         7,027,000         5,714,000

  Operating Expenses                               2,035,000      2,789,000         6,941,000         8,300,000

  Involuntary Terminations and
    Enchanced Retirement Benefits                                   226,000                             226,000

   Equity in Earnings of Real Estate
    Venture                                          600,000                          600,000
                                            ----------------------------------------------------------------------

  Operating Income (Loss)                            889,000     (1,062,000)          686,000        (2,812,000)

  Net Interest and Other
    Expense (Income)                                 357,000        451,000         1,215,000          (324,000)
                                            ----------------------------------------------------------------------

  Income (Loss) Before Provision
    (Credit) for Income Taxes                        532,000     (1,513,000)         (529,000)       (2,488,000)

  Provision (Credit) for Income
    Taxes                                            181,000       (515,000)         (180,000)         (846,000)
                                            ----------------------------------------------------------------------
  Net Income (Loss)                            $     351,000   $   (998,000)    $    (349,000)    $  (1,642,000)
                                            ----------------------------------------------------------------------
  Net Income (Loss) Per
   Common Share                                $         .04   $       (.12)    $        (.04)    $        (.20)
                                            ----------------------------------------------------------------------
  Weighted Average Common
   and Common Equivalent
   Shares Outstanding                              8,142,000      8,240,000         8,105,000         8,240,000
                                            ----------------------------------------------------------------------

  See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets


- ---------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,      SEPTEMBER 30,
                                                                                   1996            1995
- ---------------------------------------------------------------------------------------------------------------
  ASSETS

  CURRENT ASSETS:
    Cash and Cash Equivalents                                                $   19,250,000    $   24,540,000
    Short-term Investments                                                        2,000,000         2,000,000
    Accounts and Notes Receivable                                                 3,137,000         2,534,000
    Income Tax Receivable                                                         2,570,000         2,570,000
    Related Party Notes Receivable                                                  888,000           888,000
    Inventories                                                                  11,875,000         7,094,000
    Prepaid Expenses and Other Assets                                             1,253,000           986,000
                                                                           ------------------------------------
      TOTAL CURRENT ASSETS                                                       40,973,000        40,612,000

  Property, Plant and Equipment, Net                                             78,459,000        80,944,000
  Development Property                                                            8,744,000        10,296,000
  Real Estate Equity Investments                                                 18,786,000        17,725,000
  Other Assets                                                                    4,048,000         4,469,000
  Restricted Cash                                                                 4,076,000         3,743,000
                                                                           ------------------------------------
      TOTAL ASSETS                                                           $  155,086,000    $  157,789,000
                                                                           ------------------------------------



   See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets


- ----------------------------------------------------------------------------------------
                                                           JUNE 30,      SEPTEMBER 30,
                                                            1996             1995
- ----------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts Payable and Accrued Liabilities         $    8,213,000     $    5,672,000
    Current Portion of Long-Term Debt                     8,500,000          8,500,000
                                                   -------------------------------------
      TOTAL CURRENT LIABILITIES                          16,713,000         14,172,000

    Long-Term Debt                                       29,329,000         34,054,000
    Deferred Income Taxes                                10,388,000         10,568,000
    Minimum Pension Liability                             1,175,000          1,175,000
                                                   -------------------------------------
      TOTAL LIABILITIES                                  57,605,000         59,969,000
                                                   -------------------------------------

  Commitments and Contingencies

  Warrants to Purchase Common Stock                       3,569,000          3,569,000

  SHAREHOLDERS' EQUITY:
  Common Stock                                              823,000            822,000
  Capital in Excess of Par Value                         78,323,000         78,285,000
  Retained Earnings                                      15,840,000         16,189,000
  Treasury Stock                                           (818,000)          (789,000)
  Receivable from the Sale of Stock                         (97,000)           (97,000)
  Excess Additional Pension Liability                      (159,000)          (159,000)
                                                   -------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                         93,912,000         94,251,000
                                                   -------------------------------------
                                                   -------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  155,086,000     $  157,789,000
                                                   -------------------------------------



See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows

- --------------------------------------------------------------------------------------------------------------
                                                  FOR THE THREE-MONTHS            FOR THE NINE-MONTHS
                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                  1996             1995            1996            1995
- --------------------------------------------------------------------------------------------------------------
  Cash Provided by (Used for)
    Operating Activities                       $  (288,000)     $   467,000      $ 4,727,000     $ 2,109,000
                                            ------------------------------------------------------------------

  Cash Flows Used for
    Investing Activities:
    Capital Expenditures,
      Development Property
      Additions and Real Estate
      Equity Investments                          (405,000)      (1,572,000)      (5,027,000)     (7,154,000)
    Treasury Stock Acquired                                        (377,000)         (29,000)       (747,000)
                                            ------------------------------------------------------------------
  Net Cash Used For
    Investing Activities                          (405,000)      (1,949,000)      (5,056,000)     (7,901,000)
                                            ------------------------------------------------------------------

   Cash Flows From
    Financing Activities:
    Principal Payments on Debt                                                    (5,000,000)
    Issuance of Common Stock                                         31,000           39,000          73,000
                                            ------------------------------------------------------------------
  Net Cash Provided By (Used
    For) Financing Activities                                        31,000       (4,961,000)         73,000
                                            ------------------------------------------------------------------

  Net Increase (Decrease) in
    Cash and Cash Equivalents                     (693,000)      (1,451,000)      (5,290,000)     (5,719,000)
  Cash and Cash Equivalents,
    Beginning of Period                         19,943,000       18,616,000       24,540,000      22,884,000
                                            ------------------------------------------------------------------
  Cash and Cash Equivalents,
    End of Period                             $ 19,250,000     $ 17,165,000     $ 19,250,000    $ 17,165,000
                                            ------------------------------------------------------------------
  Supplemental Disclosure of
    Cash Flow Information:
  Interest Paid (net of amounts
    capitalized)                              $  1,230,000                       $ 1,230,000
                                            ------------------------------------------------------------------


  See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1995 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The Condensed Consolidated Financial Statements for the three-month and nine-month periods ended June 30, 1996 and 1995 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share for the three-month and nine-month periods ended June 30, 1996 and 1995 is determined based upon the weighted average number of common and common equivalent shares (if such shares are dilutive) outstanding. Common share equivalents consist of outstanding stock options and warrants.

3.  INVENTORIES

    Inventories consist of the following:

                                     June 30,      September 30,
                                       1996            1995
                                    -----------    -------------

    Work-in-process                 $ 7,503,000      $3,828,000
    Raw materials and supplies        4,372,000       3,266,000
                                    -----------      ----------
    Total                           $11,875,000      $7,094,000
                                    -----------      ----------

4.  COMMITMENTS AND CONTINGENCIES

    In fiscal 1993, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The plaintiffs have appealed the summary judgment ruling and portions of the trial proceedings to the Ninth Circuit of the United States District Court of Appeals. The specific appeal process is currently expected to take between one and two years although the duration is subject to significant change based on factors beyond the Company's control.

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

    During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount has been recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of the case referred to above.

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

5.  SODIUM AZIDE AGREEMENTS

    In July 1990, the Company entered into certain agreements (the "Azide Agreements") with Dynamit Nobel. The Azide Agreements provide for a royalty of 5% of net sodium azide sales to be paid to Dynamit Nobel for a period of 15 years. In July 1996, the Company and Dynamit Nobel agreed to suspend the royalty payment effective as of July 1, 1995. As a result, in the third quarter of fiscal 1996, the Company recognized an increase in net sodium azide sales of approximately $600,000. This amount had previously been recognized as a reduction of net sodium azide sales during the period July 1, 1995 through June 30, 1996.

6.  EQUITY IN EARNINGS OF REAL ESTATE VENTURE

    During the third quarter of fiscal 1996, the Company recognized its share of the equity in earnings of Gibson Ranch Limited Liability Company ("GRLLC"). Profits and losses of GRLLC are split equally between the Company and its venture partner, a local real estate development group. GRLLC's profits increased substantially during the three months ended June 30, 1996 principally as a result of the sale of improved land zoned for an apartment site to an outside developer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $10,617,000 and $8,179,000 during the three-month periods ended June 30, 1996 and 1995, and $31,373,000 and $26,396,000
during the nine-month periods ended June 30, 1996 and 1995. Gross profit as a percentage of sales and operating revenues was 22 percent in the first nine months of fiscal 1996 and fiscal 1995. A discussion of sales and operating revenues and gross profit percentages relating to the Company's principal operating activities is provided below.

PERCHLORATE CHEMICAL OPERATIONS

In May 1994, Western Electrochemical Company ("WECCO"), an indirect wholly-owned subsidiary of the Company, and Thiokol executed an amendment (the "Amendment") to an existing long-term purchase contract for the sale of ammonium perchlorate ("AP"). The Amendment confirmed that the purchase contract had a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provided that WECCO would receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ended and ending September 30, 1994, 1995 and 1996, respectively.

Sales of all perchlorate chemicals amounted to approximately $5,410,000 and $7,213,000 during the three-month periods ended June 30, 1996 and 1995, and $15,899,000 and $21,700,000 during the nine-month periods ended June 30, 1996 and 1995. In October 1995, WECCO received a purchase order for the delivery of AP from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the total order substantially during the 1997-1999 period, and that could extend the contract to the year 2005. Other than this purchase order, WECCO has no significant backlog of perchlorate chemical sales subsequent to September 30, 1996. The Company has responded to a request for quotation relating to a significant portion of the requirements for AP for the space shuttle program for the period October 1, 1996 through September 30, 1997. The Company currently expects this procurement process to be completed on or about September 30, 1996.

SODIUM AZIDE OPERATIONS

Net sodium azide sales were $3,325,000 and $330,000 during the three-month periods ended June 30, 1996 and 1995, and $9,355,000 and $2,465,000 during the nine-month periods ended June 30, 1996 and 1995. Commercial shipments of sodium azide began in April 1994. The level of sodium azide sales has not been sufficient to absorb operational costs (including depreciation) associated with the production and sale of sodium azide. The operation has however, recently begun to generate positive cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. automotive airbag inflator market.
The Company believes that the level of sodium azide sales will continue to increase. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all, such increases in sales levels will occur. In addition, by reason of a highly competitive market environment there continues to be considerable market pressure on the price of sodium azide. At the time the Company began this project in 1990, prices for sodium azide to the airbag market were approximately $8.00 per pound. Prices currently appear to be in the range of $4.50 to $6.00 per pound. The Company believes the price reduction in sodium azide is due to the unlawful pricing practices of Japanese producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the United States International Trade Commission and the United States Department of Commerce. The Company currently expects a finding in this matter in late August, 1996.

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company and Dynamit Nobel agreed to suspend royalty payments on sodium azide sales effective July 1, 1995. As a result, in the third quarter of fiscal 1996, the Company recognized an increase in net sodium azide sales of approximately $600,000.

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

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 380-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Substantially all of the Gibson Business Park land is pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to GRLLC for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $4,565,000 and $526,000 during the nine-month periods ended June 30, 1996 and 1995, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

During the third quarter of fiscal 1996, the Company recognized its share of the equity in earnings of GRLLC. Profits and losses of GRLLC are split equally between the Company and its venture partner, a local real estate development group. GRLLC's profits increased substantially during the three months ended June 30, 1996 principally as a result of the sale of improved land zoned for an apartment site to an outside developer.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $1,138,000 and $1,536,000 during the nine-month periods ended June 30, 1996 and 1995, respectively. As of July 31, 1996, this segment had a backlog of approximately $1,100,000. In addition, the Company has submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

HALOTRON OPERATIONS

Sales of Halotron amounted to approximately $321,000 in the first nine months of fiscal 1996 compared to $162,000 in the same period last year. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996. The Company and Buckeye signed an agreement that calls for the Company to supply Buckeye's requirements of Halotron I during calendar 1996. Although actual requirements to date have been substantially less than those estimated in the agreement, the Company remains optimistic about the prospects for Halotron sales.

OPERATING EXPENSES

Operating expenses were $2,035,000 and $2,789,000 during the three-month periods ended June 30, 1996 and 1995, and $6,941,000 and $8,300,000 during the nine-
month periods ended June 30, 1996 and 1995. The decreases are primarily due to the Company's implementation of cost control, containment and reduction measures. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, during the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount has been recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of the case referred to above.

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

NET INTEREST AND OTHER EXPENSE (INCOME)

The increase in net interest and other expense in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 is primarily due to the fact that, in the third quarter of fiscal 1995, interest capitalization ceased on the remaining portion of the sodium azide facility undergoing construction activities.

CREDIT FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the three-month and nine-month periods ended June 30, 1996 and 1995.

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

The Company's efforts to produce, market and sell Halotron are dependent upon the political climate and environmental regulations that exist and may vary from country to country. Although the Company is satisfied with the progress and performance characteristics of Halotron, the magnitude of orders received, if any, in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions and the ultimate extent of market acceptance. The Company believes, however, that cash flows from its Halotron operations will be sufficient to recover its recorded investment in the Halotron project.

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

LITIGATION

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the nine-month periods ended June 30, 1996 or 1995.
The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of July 31, 1996, the Company had repurchased approximately 116,000 shares through this program.

As a result of the litigation described in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of the costs, if any, related to the shareholder lawsuits may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages are insufficient. The Company has in force substantial insurance covering this risk. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with this litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of costs associated with litigation, if any, or the period of time that such costs will be incurred.

Cash flows provided by operating activities were $4,727,000 during the first nine months of fiscal 1996 compared to $2,109,000 during the first nine months of fiscal 1995. The increase in cash flows is principally due to an increase in sodium azide operating income before depreciation and the increase in real estate sales referred to above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of the lawsuits discussed in Note 4, the timing, pricing and magnitude of the receipt of orders for AP, sodium azide and Halotron, and the Company's ability to achieve further cost reductions may have an effect on the use and availability of cash.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements made in this report and future statements ("Statements") that are, or may be construed to be, "forward looking" within the meaning of applicable provisions of the Private Securities Litigation Reform Act of 1995, the Securities Exchange Act of 1934, the Securities Act of 1933, or other statutes (including state statutes), or within the meaning of applicable provisions or regulations adopted by the Securities and Exchange Commission, state regulatory agencies, or self-regulating bodies within the securities industry such as the National Association of Securities Dealers, Inc., or various stock exchanges. Statements may be made directly by authorized representatives of the Company either in written or oral form (e.g., press releases, periodic conference calls with the investment community, conferences or discussions with analysts or investors), or may be made by analysts or other third parties based in whole or in part on information provided to such persons by the Company.

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

- -   Difficulties in procuring raw materials, supplies, power and natural gas used in the production of perchlorates, sodium azide or Halotron products or used in the engineering and assembly process for environmental protection equipment products.

- -   The Company's ability to control the amount of operating expenses and/or the impact of any non-recurring or unusual items resulting from the Company's continuing evaluation of its strategies, plans, organizational structure and asset valuations.

- -   Risks associated with the Company's real estate activities, including but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or specific economic conditions, interest rate fluctuations affecting the availability and the cost of financing, the performance of the managing partner of the GRLLC (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales.

- -   The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

- -   The cost and affects of legal and administrative proceedings, settlements and investigations, particularly those described in the "Commitments and Contingencies" note to the Company's financial statements contained in the most current periodic SEC report, and assertions made by or against the Company relative to patents or property rights.

- -   The adoption of new (or changes in existing) accounting policies and practices.