Form 10-K405
period 1996-09-30
AMERICAN PACIFIC CORP
filed 1996-12-18
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1996, was approximately $52,622,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 1, 1996 was 8,103,037.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for 1997 Annual Meeting of Stockholders to be filed not later than January 28, 1997 (Part III hereof).

     S-14 Registration Statement (2-70830); S-8 Registration Statement (33-30321); Definitive Proxy Statement dated January 27, 1989; Annual Reports on Forms 10-K for the years ended September 30, 1995, 1994, 1993, 1990, 1989 and 1988; S-2 Registration Statement (33-36664); Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1994 and December 31, 1990; S-8 Registration Statement (33-52898); S-3 Registration Statement (33-52196) and Current Report on Form 8-K dated February 28, 1992; (all incorporated by reference in Part IV hereof).

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

     In May 1994, the Company and its principal customer, Thiokol Corporation ("Thiokol"), executed an amendment ("the Amendment") to the 1989 Advance Agreement. The 1989 Advance Agreement represents one of certain agreements (collectively the "NASA/Thiokol Agreements") related to the sale of AP, which agreements are described herein. The Company and Thiokol previously had a dispute over the interpretation of these agreements. See Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result of a significant change in the demand for AP, during the fiscal year ended September 30, 1994, the Company recognized an impairment charge of $39,401,000 related to WECCOs fixed assets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to Consolidated Financial Statements.

     The Company is a party to agreements with Dynamit Nobel A.G., of Germany ("Dynamit Nobel") relating to the production and sale of sodium azide, the principal component of a gas generant used in automotive airbag systems.
Dynamit Nobel licensed to the Company, on an exclusive basis for the North American market, its technology and know-how in the production of sodium azide, and has provided technical support for the design, construction and start-up of the Company's sodium azide facility. Funding for the facility was partially provided by means of the sale of $40,000,000 principal amount of noncallable subordinated secured notes (the "Azide Notes") to a major state public employee retirement fund and a leading investment management company. The Company commenced commercial sales of sodium azide in fiscal 1994. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. In January 1996, the Company filed an antidumping petition with the United States International Trade Commission ("ITC") and the United States Department of Commerce ("Commerce") in response to the unlawful pricing practices of Japanese producers of sodium azide. See Note 14 of Notes to Consolidated Financial Statements.

     In February 1992, the Company acquired (by exercise of an option previously granted to it) the worldwide rights to Halotron, a fire suppression system that includes chemical compounds and application technology intended to replace halons, which have been found to be ozone layer-depleting chemicals. Halotron has applications as a fire suppression agent for military, commercial and industrial uses. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements.

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

     In June 1993, three shareholder class action lawsuits, which have since been consolidated, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints alleged that the Company's public statements violated federal securities laws by inadequately disclosing certain information. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company and its officers and directors had not violated the federal securities laws in relation to disclosures concerning the Company's long-term agreements for the sale of AP. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that began in December 1995 and ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The plaintiffs have appealed the summary judgment ruling and portions of the trial proceedings to the Ninth Circuit of the United States District Court of Appeals. See Note 10 of Notes to Consolidated Financial Statements.

     See Note 13 of Notes to Consolidated Financial Statements (pages 60 through 62 herein) for information concerning revenues, operating profits and identifiable assets of the Company's industry segments and for financial information about domestic operations and export sales. The Company's perchlorate chemical operations accounted for approximately 51%, 75% and 86% of revenues during the years ended September 30, 1996, 1995 and 1994, respectively. There were no significant sales of Halotron during these periods. The term Company used herein includes, where the context requires, one or more of the direct and indirect subsidiaries of American Pacific Corporation.

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

AMMONIUM PERCHLORATE

MARKET

     AP is the sole oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. Most existing and planned launch vehicles providing access to space for communications, observation, intelligence and scientific exploration are propelled by solid fuel rockets and thus depend upon AP. A significant number of the rockets and missiles used in national defense programs are also powered by solid fuel.

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

     Thiokol Corporation - Space Operations accounted for 47%, 71% and 71% of the Company's revenues during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Substantially all of the revenues from AP production at the WECCO facility have been derived from and in accordance with the NASA/Thiokol Agreements. (See NASA/Thiokol Agreements for information about the identity of prospective purchasers of AP produced by WECCO.) Atlantic Research Corporation accounted for 11% of the Company's revenues during the fiscal year ended September 30, 1994.

NASA/THIOKOL AGREEMENTS

     Following the May 1988 Incident, NASA issued Determinations and Findings that included a determination that it was essential to planned space exploration and to national security that the lost AP production capacity be replaced as quickly as possible and that a reliable supply of AP again be available from two domestic manufacturers. The NASA/Thiokol Agreements implemented this determination by providing for purchases of AP from WECCO to assure revenues in respect of sales of not less than 140,000,000 pounds over a period of seven years commencing with initial production. Under the NASA/Thiokol Agreements, which included an Advance Agreement and a Surcharge Agreement, each dated as of March 3, 1989, WECCO agreed to cause the construction of a facility capable of producing 30,000,000 pounds (expandable to 40,000,000 pounds) of AP annually. Most of the facility cost (including loan fees and associated costs) in the aggregate amount of $92,000,000 was borrowed by WECCO under a credit facility (the "WECCO loan") (see AP Plant Financing) and was amortized under the NASA/Thiokol Agreements through collection and application of a surcharge on all sales of AP by WECCO. In this connection, Thiokol obligated itself, subject to the contingency described below, to purchases of AP, which when aggregated with purchases of AP made by others, would assure revenues in respect of sales of 5,000,000 pounds of AP quarterly, 20,000,000 pounds annually and 140,000,000 pounds over the term of the agreements. Under the Surcharge Agreement, the price of AP sold by WECCO was adjusted at least quarterly, by way of a surcharge determined with reference to costs incurred under the plant financing and periodically as required with reference to costs of manufacture. The surcharge was intended to be sufficient to amortize costs of the plant financing over a period of not more than seven years. In addition to the surcharge, the NASA/Thiokol Agreements provided that the selling price of AP was to cover all of the costs of production of AP and to return a profit to WECCO. NASA/Thiokol agreed to provide funds to eliminate any deficiency in the cash collateral account that was maintained under the plant financing to assure timely debt servicing and to cover any costs of the facility exceeding the amount of the plant financing.

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

     The Amendment confirmed that the 1989 Advance Agreement had a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provided for WECCO to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively, excluding surcharge revenues received in 1994. The Amendment expired on September 30, 1996.

     Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. Under the terms of the Amendment, WECCO paid $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan has partially been and will continue to be repaid by WECCO through delivery of AP.

     Thiokol's obligations under the Advance Agreement, as amended, were contingent upon adequate funding by NASA. NASA and DOD have agreed to reimburse Thiokol and all other contractors for all amounts paid by them to purchase AP for which they are not otherwise reimbursed. The funding obligation of NASA was subject only to the adequacy of Congressional appropriations to NASA's overall budget.

BACKLOG

     In September 1996, WECCO executed a purchase order for deliveries of AP to Thiokol during the fiscal year ending September 30, 1997. The purchase order amounts to approximately $13.3 million. In October 1995, the Company received a purchase order from another customer for the delivery of AP from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the order during the 1997-1999 period, and that could extend the contract to the year 2000. As a result of the above purchase orders, the Company has a backlog of approximately $17.5 million for deliveries of AP in fiscal 1997. Based upon this backlog and negotiations currently in process, the Company estimates total perchlorate revenues, including sodium perchlorate and potassium perchlorate, will range between $19 and $24 million during the fiscal year ended September 30, 1997.

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

     The WECCO loan was prepaid on May 10, 1994. See Notes 6 and 9 of Notes to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

COMPETITION

     Kerr McGee Chemical Corporation ("Kerr-McGee") is the only other manufacturer of AP in the United States, and currently claims an annual capacity of approximately 36,000,000 pounds. Kerr-McGee has in the past produced more AP than the Company and has substantially greater financial resources. The pricing and procurement practices of the principal AP customers that have been in effect for over 10 years have thus far been formulated to support more than one United States producer of AP. There is no assurance that this U.S. government-derived dual source policy will continue. These practices result in a negotiated price for the bulk of the Company's product based on settled margins above fully allocated costs. As described above, the Advance Agreement, as amended, effectively assured the Company a minimum level of revenues from the AP market over a period of about seven years, beginning in August, 1989 and ending in September, 1996. The Company maintains close communication with its principal customers and with the relevant governmental agencies for the purpose, among other things, of enabling management to assess, on a continuing basis, future product demand and customer satisfaction and to maintain the Company's market share.

SODIUM AZIDE

SODIUM AZIDE FACILITY

     In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel has licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in automotive airbag safety systems. In addition, Dynamit Nobel has provided technical support for the design, construction and startup of the facility. The facility was constructed on land owned by the Company in Iron County, Utah for its owner and operator, American Azide Corporation ("AAC"), a wholly-owned indirect subsidiary of the Company, and has an annual design capacity of 6,000,000 pounds. Although the facility has not operated at design capacity, the Company believes such capacity can be achieved. There can be no assurance in that regard, however, and as a consequence the Company cannot predict over what period of time, if at all, its sodium azide plant will operate at levels consistent with the above expectations.

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

FINANCING

     On February 21, 1992, the Company concluded a $40,000,000 financing for the design, construction and startup of the sodium azide facility through the sale of noncallable subordinated secured notes (the "Azide Notes"). The funds were provided by a major state public retirement fund and an investment management company. The Azide Notes provide for the semi-annual payment in arrears of interest at the rate of 11% per annum. Principal is to be amortized to the extent of $5,000,000 on each of the fourth through ninth anniversary dates of funding, with the remaining $10,000,000 principal amount to be repaid on the tenth anniversary date. The Azide Notes are secured by the fixed assets and stock of AAC, the stock of the Company's principal real estate development subsidiary, as well as by a deed of trust on certain land in Clark County, Nevada being developed by the Company (see Notes 5 and 6 of Notes to Consolidated Financial Statements). The Company issued Warrants ("the Warrants") to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of the Company's Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that the Company issues or is deemed to issue stock, rights to stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of stock splits, mergers or similar transactions. The terms of the Warrants permit their exercise by delivery to the Company for cancellation of a principal amount of the Azide Notes equivalent to the exercise price of the Warrants being exercised. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

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

     On each of December 31, 1995, 1997 and 1999, holders of the Warrants have the right to put to the Company as much as one-third thereof at prices determined by the Company's fully diluted earnings per share and multiples of 13, 12 and 11 respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% per annum internal rate of return to the date of the put (inclusive of the Azide Notes' yield). On or after December 31 of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered under the Securities Act on one occasion, as well as certain incidental registration rights.

MARKET

     A number of firms have devoted extensive efforts for at least 20 years to the development of automotive airbag safety systems. These efforts have resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that to date has been based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. Therefore, the majority of all commercially developed automotive airbag systems installed to date incorporate inflation technology based on the use of the sodium azide. Other inflator technologies, such as the hybrid or heated-gas inflator, have recently been developed and appear to be achieving some level of market acceptance. (See Competition).

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

      The Company previously believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities

(including the AAC plant) by the 1994 model year (which for sodium azide sales purposes was the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers, although the Company's information with respect to competitors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market environment, and other factors discussed below, there exists considerable pressure on the price of sodium azide.

     The Company believes that the price erosion of sodium azide over the past few years is due to the unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the ITC and the Commerce. In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Specifically, Commerce calculated a dumping margin of 29.5 percent for Masuda Chemical Industries Co., Ltd. ("Masuda"), the largest Japanese supplier and a dumping margin of 65.8 percent for Toyo Kasei Koygo Co., Ltd. ("Toyo") and Nippon Carbide Industries ("Nippon"), the other Japanese producers. Commerce's preliminary dumping determination applies to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

     Although Commerce's preliminary dumping calculations are subject to change, the Company believes that its allegations of significant and injurious Japanese dumping in the United States will be sustained in final determinations reached by Commerce and the ITC.

CUSTOMERS

     The two major suppliers of airbag inflators in the United States are TRW and Morton. AAC has received notification that sodium azide produced at its Utah plant is qualified for use in most sodium azide based airbag inflator products of Morton and TRW. The Company currently has no long-term contracts with these suppliers. The present selling price for sodium azide is in the range of $4.00 to $6.00 per pound, although the price could be significantly influenced by the outcome of the antidumping petition referred to earlier.

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

COMPETITION

     The Company believes that a Canadian facility is currently the sole competing producer of sodium azide in commercial quantities in North America. Dynamit Nobel in Germany, three producers in Japan and two producers in India also produce sodium azide. It is possible that domestic or foreign entities will seek to develop additional sodium azide production facilities in North America. It is also possible that other inflator technologies, such as the hybrid or heated gas inflator or technologies not yet either fully developed or identified, will achieve significant market share and consequently reduce demand for sodium azide. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the North American airbag inflator market, although there can be no assurance given with respect thereto.

AZIDE AGREEMENTS

     Under the Azide Agreements, Dynamit Nobel was to receive, for the use of its technology and know-how relating to its batch production process of manufacturing sodium azide, quarterly royalty payments of 5% of the quarterly net sales of sodium azide by AAC for a period of 15 years from the date the Company begins to produce sodium azide in commercial quantities. In July 1996, the Company and Dynamit Nobel agreed to suspend the royalty payment effective as of July 1, 1995. As a result, in the third quarter of fiscal 1996, the Company recognized an increase in sodium azide sales of approximately $600,000. This amount had previously been recognized as a reduction of net sodium azide sales during the period July 1, 1995 through June 30, 1996.

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

HALOTRON AGREEMENT

     The Halotron Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron I (see below), which, together with testing performed at independent laboratories in Sweden and the United States and consulting services that have been provided by its inventors, was intended to enable the Company to evaluate Halotron I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden. Additional testing is ongoing. On February 26, 1992, the Company acquired the rights provided for in the Halotron Agreement, gave notice to that effect to the inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron I, the rights acquired by the Company include rights under all present and future patents relating to Halotron I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $700,000 (the exercise price of $1,000,000, less advance payments previously made) and became obligated to pay the further sum of $1,500,000 in monthly installments of $82,000, commencing in March 1992. The license agreement between the Company and the inventors of Halotron I provide for a royalty to the inventors of 5% of the Company's net sales of Halotron I over a period of 15 years (however, see below for a discussion of certain litigation that terminated the inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with Mr. Andersson and AB-Bejaro Product under which, among other things, Halotron II (see below) has been developed.

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

     Halotron I, the first phase of Halotron, has been extensively and successfully tested. Application specific qualification testing is ongoing. Halotron I is designed to replace halons in streaming and in limited flooding applications. Halotron II is intended to replace halons in flooding applications. Succeeding Halotron phases, to be designed, are intended to supersede earlier Halotron phases, generally on an optimized application by application basis, and are intended to meet more strict environmental constraints expected to be applied in the future.

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

     In 1993, Halotron I was approved by the Environmental Protection Agency ("EPA") as a halon 1211 replacement agent in connection with the EPA's Significant New Alternatives Policy ("SNAP"). During 1995 the Federal Aviation Administration ("FAA") approved Halotron I as an acceptable airport firefighting agent. The FAA concluded that Halotron I will suppress or extinguish fire in the same manner as halon.

     In addition, the Company, in concert with Buckeye Fire Equipment Company, has successfully completed Underwriters Laboratories (UL) fire tests for six sizes of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in early 1996.

     The Company and Buckeye signed an agreement that calls for the Company to supply Buckeye's requirements of Halotron I during calendar 1996. This agreement includes Buckeye's estimate of its requirements, which approximate sales of Halotron I of $2.2 million per calendar quarter. Actual requirements to date have been substantially less than those estimated in the agreement.

COMPETITION

     Potential halon alternatives and substitutes will compete as to performance characteristics, environmental effects and cost. Performance characteristics include throw ability, visibility after application, after-fire damage, equipment portability and versatility, low temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP (ozone depletion potential), GWP (global warming potential) and toxicity. Potential halon substitutes include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire suppressing chemicals and systems and will have greater financial resources than those available to the Company. Based upon Easton's survey of potential competitors in 1992, no competitor had developed a halon alternative that met the overall performance and environmental standards met by Halotron I in streaming and limited flooding applications. Dupont recently introduced a new alternative fire extinguishing agent called FE-36/TM/, which is intended to replace Halon 1211. The Company has limited information with respect to this agent, but understands that SNAP approval is currently pending. Dupont claims that FE-36/TM/ meets application, performance, toxicity and environmental standards as a Halon 1211 replacement. The Company expects that there will be several competitive products in the same market as Halotron II.

HALOTRON FACILITY

     The Company has designed and constructed a Halotron facility that has an annual capacity of at least 6,000,000 pounds, located on land owned by the Company in Iron Country, Utah. Under the Halotron Agreement, the Company received the technical support of the inventors for the design, construction and operation of the new facility.

REAL ESTATE DEVELOPMENT

     The Company's two real estate development subsidiaries (collectively "AMDECO") own a 380-acre tract in Clark County, Nevada, and about 4,700 acres in Iron County, Utah. The Nevada tract, the site of the Gibson Business Park and the Company's Ventana Canyon joint venture residential project (see below), is located adjacent to the site of the May 1988 Incident. Its development was adversely affected by the May 1988 Incident, but the resumption of active marketing efforts has resulted in land sales.

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

     During fiscal 1993, AMDECO contributed approximately 240 acres of its Clark County development property to Gibson Ranch Limited Liability Company ("GRLLC"), the developers of Ventana Canyon, a master-planned community primarily residential in character. The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution which was transferred to Real Estate Equity Investments. AMDECO's interest in GRLLC is assigned to secure the Azide Notes. An unrelated local real estate development group ("D") contributed an adjacent 80 acre parcel to GRLLC. GRLLC is developing the 320-acre parcel as primarily a residential real estate development. D is the managing member of GRLLC and manages the business conducted by GRLLC. Certain major decisions, such as increasing debt and changes in the development plan or budget may be made only by a management committee on which AMDECO is equally represented. The profits and losses of GRLLC will be split equally between AMDECO and D after the return of advances and agreed upon values for initial contributions. See Note 5 of Notes to Consolidated Financial Statements for further information with respect to GRLLC.

     The 4,700 acre Utah site is primarily dedicated to the Company's growth and diversification.

ENVIRONMENTAL PROTECTION EQUIPMENT

     The Company's subsidiary, PEPCON Systems, Inc. ("PSI") designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of sea water. Its OdorMaster/TM/ systems eliminate odors from gases at sewage treatment plants, composting sites and pumping stations and at chemical, food processing and other industrial plants. These systems, which use electrochemical technology developed in the Company's specialty chemical operations, chemically deodorize malodorous compounds in contaminated air. Sodium hypochlorite is generated on-site from salt brine or sea water by circulation through electrolytic cells. Once generated, it is utilized within a scrubber tower containing both a spray area and a packing section to maximize contact between the scrubbing solution and the contaminated air. Sodium hypochlorite reacts chemically with the two most common air stream contaminants, hydrogen sulfide and ammonia, to produce non-noxious gases, water and salts. The salts, a by-product of the process, are then used to produce additional sodium hypochlorite which is then used for further odor treatment. Advanced OdorMaster/TM/ systems place two or three scrubber towers in series to treat complex odors, such as those produced at sewage composting sites or in sewage sludge conditioning systems. ChlorMaster/TM/ Brine and Sea water systems utilize a similar process to disinfect effluent at inland sewage treatment and industrial plants and to control marine growths in condenser cooling and service water at power and desalination plants and at oil drilling production facilities on seacoasts and offshore.

     PSI's customers for its OdorMaster/TM/ System are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Oil and other industrial companies are customers of its ChlorMaster/TM/ systems. Its systems are marketed domestically by sales representatives and overseas by sales representatives and licensees. PSI competes both with companies that utilize other decontamination processes and those that utilize technology similar to PSI's. All are substantially larger than PSI. PSI's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees. The market for this type of environmental protection equipment is estimated at several hundred million dollars annually and includes replacement as well as new sales.

     PSI's backlog at the end of the fiscal years ending September 30, 1996, 1995 and 1994 was $1,800,000, $2,500,000 and $1,000,000, respectively.

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

INSURANCE

     The Company's insurance currently includes property insurance at estimated replacement value on all of its facilities and business interruption insurance. The Company also maintains liability insurance. Management believes that the nature and extent of the Company's current insurance coverages are adequate. The Company has not experienced difficulty obtaining the types of insurance in the amounts it has sought.

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

EMPLOYEES

     At September 30, 1996, the Company employed approximately 212 persons in executive, administrative, sales and manufacturing capacities. The Company considers relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES
------------------

     The following table sets forth certain information regarding the Company's properties at September 30, 1996.

                                                     Approximate
                                                       Area or                     Approximate
   Location               Principal Use              Floor Space       Status      Annual Rent
   --------               -------------              -----------       ------      -----------
Iron County, UT      WECCO Manufacturing               217 acres      Owned            ___
                     Facility/(1)/
Iron County, UT      AAC Manufacturing                  41 Acres      Owned/(3)/       ___
                     Facility/(2)/
Iron County, UT      Halotron, Inc.                  6,720 sq. ft.    Owned            ___
                     Manufacturing Facility
Las Vegas, NV        Executive Offices:             22,262 sq. ft.    Leased/(4)/    $550,000
                     AMDECO, American
                     Pacific Corporation, PSI

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

     For information with respect to properties owned by AMDECO see Item 1. Business - Real Estate Development. Substantially all land in Clark County, Nevada owned by AMDECO secure the Azide Notes and is subject to a mortgage and deed of trust in favor of the Azide Note holders. (See Notes 5 and 6 of Notes to Consolidated Financial Statements.)


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company previously had a dispute with Thiokol with respect to the interpretation of the NASA/Thiokol Agreements. Certain shareholder lawsuits have been filed against the Company and certain of its directors and officers. Such lawsuits were resolved in favor of the Company during 1996, although the plaintiffs have appealed a summary judgment ruling and portions of the trial proceedings to the Ninth Circuit of the United States District Court of Appeals. On December 10, 1993, the Company was served with a complaint that alleges the Company is liable for approximately $5.9 million related to a guarantee executed in 1982. In August 1996, the Company's cross-motion for summary judgment was granted in this case, although the plaintiffs have filed a motion for reconsideration. Certain litigation involving Halotron was initiated by the Company in 1994.

     The information set forth in Note 10 of Notes to Consolidated Financial Statements describing the foregoing litigation is incorporated herein by reference. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market on NASDAQ/NMS under the symbol "APFC". The table below sets forth the high and low closing prices of the Common Stock on NASDAQ/NMS for the periods indicated.

                               NASDAQ/NMS
                            (Closing Prices)
                              High    Low

       Fiscal Year 1996
       ----------------
       1st Quarter           6 3/8   4 1/2
       2nd Quarter           8       5 1/2
       3rd Quarter           7 1/8   5 3/4
       4th Quarter           6 5/8   5 7/8


       Fiscal Year 1995
       ----------------
       1st Quarter           9 3/4   6 3/4
       2nd Quarter           7 3/4   5 3/4
       3rd Quarter           7       4 9/16
       4th Quarter           6 1/2   4 3/4

     At December 1, 1996, there were approximately 1,644 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in certain borrowing agreements restrict the Company's ability to pay dividends. (See Note 6 of Notes to Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                              1996        1995        1994        1993       1992
                                         ----------------------------------------------------------
                                               ..........(in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Surcharge revenues                                                 $  8,913    $ 19,774   $ 24,127
  Total sales and operating revenues         $ 42,381    $ 39,250      51,193      57,215     63,075
  Cost of sales                                32,579      29,861      26,317      24,612     28,125
  Gross profit                                  9,802       9,389      24,876      32,603     34,950
  Operating expenses                            9,367      11,436      12,522      11,931     10,390
  Litigation settlement                                                                        8,135
  Impairment charge                                                    39,401
  Equity in real estate venture                   700
  Operating income (loss)                       1,135      (2,047)    (27,047)     20,672     16,425
  Interest and other income                     1,381       1,429       1,088       2,928      3,435
  Interest and other expense                    2,836       1,709       3,315       7,796     11,834
  Income (loss) before provision (credit)
   for income taxes                              (320)     (2,327)    (29,274)     15,804      8,026
  Provision (credit) for income taxes            (109)       (791)     (9,937)      5,369      2,608
  Net income (loss)                              (211)     (1,536)    (19,337)     10,435      5,418
  Net income (loss) per common share (1)     $   (.03)   $   (.19)   $  (2.38)   $   1.26   $    .71

BALANCE SHEET DATA:
  Cash and cash equivalents and
   short-term investments                    $ 20,501    $ 26,540    $ 24,884    $ 20,782   $ 70,929
  Restricted cash                               4,969       3,743       1,584      37,218     35,232
  Inventories and accounts and notes
   receivable                                  16,199      13,086      14,630      17,694      7,782
  Restricted receivables                                                                         132
  Property, plant and equipment - net          77,217      80,944      81,606     122,346     84,092
  Development property                          8,631      10,296      11,525      12,717     23,495
  Real estate equity investments               18,698      17,725      14,526      12,979        618
  Total assets                                150,019     157,789     154,922     231,138    231,089
  Working capital                              24,905      26,440      34,383      28,109     73,225
  Notes payable and current portion
   of long-term debt                            7,334       8,500         504      43,504     14,661
  Long-term debt                               29,452      34,054      42,176      46,177     88,597
  Shareholders equity                          94,156      94,251      95,846     114,253    102,975

  1) Per share amounts are based on the weighted average number of shares of Common Stock outstanding considering the dilutive effect, if any, of stock options and warrants.

  2) The independent auditors' report for 1994 and 1993 each included an explanatory paragraph discussing uncertainties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES

     Sales and operating revenues were $42,381,000 in fiscal 1996 compared to $39,250,000 in fiscal 1995. The increase is primarily due to increased sodium azide and real estate sales. Such increase was partially offset by a decrease in AP revenues (see below).

     Sales and operating revenues were $39,250,000 in fiscal 1995 compared to $51,193,000 in fiscal 1994. The decrease is primarily due to a decrease in (and ultimate elimination of) the surcharge and a decrease in AP revenues associated with an amendment to the 1989 Advance Agreement (see below). Such decrease was partially offset by an increase in sodium azide and real estate sales.

     The Company's perchlorate chemicals operations accounted for approximately 51%, 75% and 86% of revenues during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. There were no significant sales of Halotron during these periods.

     Gross profit as a percentage of sales and operating revenues was 23%, 24% and 49% during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The significant decrease in gross profit percentage in fiscal 1995 is due to a number of factors. As discussed below, the surcharge was eliminated from AP pricing. In addition, depreciation expense associated with AP plant assets was substantially lower in 1995 as a result of the impairment charge in fiscal 1994 discussed below. The elimination of Surcharge revenues, partially offset by the reduction in depreciation expense, contributed significantly to the reduction in gross profit percentage. The results of sodium azide operations in fiscal 1995 also added to the reduction in comparable gross profit percentages. The level of sodium azide sales during the fiscal year ended September 30, 1995 was not sufficient to absorb operational (fixed and variable) costs associated with the production of sodium azide at relatively low amounts in comparison to the productive capacity of the plant. Sodium azide sales and margins increased significantly in fiscal 1996 although such increases were offset by a decrease in perchlorate chemical sales and margins as discussed below.

PERCHLORATE CHEMICAL OPERATIONS

     As part of the NASA/Thiokol agreements, WECCO entered into a Surcharge Agreement with Thiokol pursuant to which a surcharge was imposed on all purchases of AP by Thiokol and others. The Surcharge Agreement required Thiokol to place sufficient AP orders which, when combined with WECCO's other AP sales, would assure WECCO revenues in respect of not less than 5,000,000 pounds of AP per quarter, 20,000,000 per year and 140,000,000 in the aggregate over a seven-year period. (See below and Note 9 of Notes to Consolidated Financial Statements for a discussion of an amendment to the Advance Agreement that, in May 1994, terminated the Surcharge Agreement and certain other agreements.) All surcharge payments were deposited into a cash collateral account and $.05 per pound of the AP base price payments was deposited into a default account under the WECCO loan. The Surcharge Agreement was approved and consented to by NASA. NASA and Thiokol entered into separate agreements regarding Thiokol's obligations for AP orders under the Surcharge Agreement.

     Surcharge revenues were $8,913,000 during the fiscal year ended September 30, 1994. The minimum surcharge required to amortize indebtedness decreased by approximately $.025 per pound each successive quarter until the WECCO loan was amortized, as a result of the reduction in interest payable on the declining balance of the WECCO loan. The net difference between surcharge revenues, and depreciation and amortization and interest expense related to the AP manufacturing facility was approximately $863,000 during the fiscal year ended September 30, 1994.

     As discussed in Note 10 of Notes to Consolidated Financial Statements, in December 1992, Thiokol issued a Request for Quotation, inviting WECCO to submit a proposal for the sale of NASA-related AP over a period extending through mid-1998, approximately three years after the expiration of the NASA/Thiokol agreements. To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. At the time it submitted its proposal, WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank.

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

     On July 8, 1993, Thiokol dismissed, without prejudice, its declaratory relief lawsuit against WECCO. A dismissal "without prejudice" operates as a dismissal of the lawsuit, but does not prevent its re-filing at a later date, nor does it constitute a final resolution of the dispute. On May 10, 1994, WECCO and Thiokol executed the Amendment. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation of the NASA/Thiokol agreements. Thiokol separately agreed not to refile its declaratory relief lawsuit. (See Note 9 of Notes to Consolidated Financial Statements.)

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

     The Amendment confirmed that the 1989 Advance Agreement had a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provided for WECCO to receive revenues, excluding surcharge revenues, from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Total perchlorate chemical sales (including surcharge revenues in 1994) were $21,451,000, $29,300,000 and $44,100,000 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

     Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. Under the terms of the Amendment, WECCO paid $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment has been partially and will continue to be repaid by WECCO through the delivery of AP.

     The Company believes that the Amendment represented a fully satisfactory commercial resolution of its dispute with Thiokol. AP revenues under the Amendment have resulted in net cash flows to WECCO from AP operations during the fiscal years ended September 30, 1996, 1995 and 1994, substantially the same as those that would have been generated under the NASA/Thiokol agreements absent the Amendment. As the Company has previously reported, however, certain changes in revenues and cash flows, which would have also been present under the NASA/Thiokol agreements absent the Amendment, have occurred with the cessation of surcharge receipts. (See Note 9 of Notes to Consolidated Financial Statements for a discussion of such changes.)

     In 1988-89, the government indicated that the yearly demand for AP was approximately 60 million pounds. Since then, there has been a considerable decline in AP demand. As discussed in Note 11 of Notes to Consolidated Financial Statements, the Company recognized a non-recurring impairment charge of $39,401,000 relating to the WECCO fixed assets as of March 31, 1994. Such charge resulted from the effects of the change in the AP market. Operating income, net income and earnings per share, before the non-recurring fixed asset impairment charge of $39,401,000, were $12,354,000, $6,640,000 and $.82, respectively, during the fiscal year ended September 30, 1994.

     In September 1996, WECCO executed a purchase order for deliveries of AP to Thiokol during the fiscal year ending September 30, 1997. The purchase order amounts to approximately $13.3 million. In October 1995, the Company received a purchase order for the delivery of AP to another customer from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the order during the 1997-1999 period, and that could extend the contract to the year 2000. As a result of the above purchase orders, the Company has a backlog of approximately $17.5 million for deliveries of AP in fiscal 1997. Based upon this backlog and negotiations currently in process, the Company estimates that total perchlorate revenues, including sodium perchlorate and potassium perchlorate, will range between $19 an $24 million during the fiscal year ended September 30, 1997.

SODIUM AZIDE OPERATIONS

     Sodium azide sales were $12,027,000 and $4,640,000 during fiscal 1996 and 1995, respectively. Commercial shipments of sodium azide began in April, 1994. Sodium azide sales were approximately $3,378,000 during the six-month period ended September 30, 1994.

     The price per pound of sodium azide has declined significantly since the Company initiated its sodium azide project. The Company believes that the price erosion of sodium azide over the past few years is due to the unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the ITC and Commerce. In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Specifically, Commerce calculated a dumping margin of 29.5 percent for Masuda, the largest Japanese supplier and a dumping margin of 65.8 percent for Toyo and Nippon, the other Japanese producers. Commerce's preliminary dumping determination applies to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

     Although Commerce's preliminary dumping calculations are subject to change, the Company believes that its allegations of significant and injurious Japanese dumping in the United States will be sustained in final determinations reached by Commerce and the ITC.

     As discussed in Note 14 of Notes to Consolidated Financial Statements, the Company and Dynamit Nobel agreed to suspend royalty payments on sodium azide effective July 1, 1995.

     Depreciation expense increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3 million beginning April 1, 1995 as a result of this increase in depreciation expense. Depreciation expense related to sodium azide production amounted to approximately $5.8 million in fiscal 1996.

REAL ESTATE OPERATIONS

     The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 380-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Substantially all of the Gibson Business Park land is pledged as collateral for the Azide Notes. The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to GRLLC for the purpose of residential development, construction, and sale. (See Notes 5 and 6 of Notes to Consolidated Financial Statements.) The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $5,221,000, $3,375,000 and $558,000 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of equity in earnings of GRLLC.

     During fiscal 1996, the Company recognized its share of the equity in earnings of GRLLC. The Company's equity in the earnings of the project amounted to approximately $700,000. Profits and losses of GRLLC are split equally between the Company and its venture partner, a local real estate development company. GRLLCs profits increased substantially during fiscal 1996 as a result of the sale of improved land zoned for an apartment site to an outside developer and a significant increase in residential sales.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

     Environmental protection equipment sales were approximately $3,099,000, $1,656,000 and $2,934,000 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The Company is continuing its evaluation of future operating activities in this business segment. Effective December 31, 1994, the Company laid off the work force associated with assembly activities (approximately four hourly employees) and terminated the assembly facility lease (saving $67,000 in annual operating rents). Operating activities in this segment are now being conducted at the Company's Iron County facility. As of November 30, 1996, this segment had a backlog of approximately $1,800,000. In addition, the Company has recently submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

HALOTRON

     Sales of Halotron amounted to approximately $479,000 in fiscal 1996 compared to $213,000 in fiscal 1995. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996. The Company and Buckeye signed an agreement that calls for the Company to supply Buckeye's requirements of Halotron I during calendar 1996. Actual requirements to date have been substantially less than those estimated in the agreement.

OPERATING EXPENSE

     Operating (selling, general and administrative) expenses were $9,261,000, $11,006,000 and $12,364,000 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The decreases in fiscal 1996 and 1995 are primarily due to the Company's implementation of certain cost control, containment and reduction measures.

     During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs
associated with the successful defense of the shareholder lawsuits.   Under this
settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of this case.

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

RESEARCH AND DEVELOPMENT

     The Company incurred approximately $106,000, $204,000 and $158,000 in research and development costs related to its specialty chemicals segment in 1996, 1995 and 1994, respectively. The Company's level of research and development will be dependent upon the progress and growth of its new products.

INTEREST AND OTHER INCOME

     The decrease in interest and other income in fiscal 1996 is primarily due to lower average cash and cash equivalents balances. The increase in interest and other income in fiscal 1995 is principally due to the higher average cash and cash equivalents balances.

INTEREST AND OTHER EXPENSE

     Interest and other expense was $2,836,000,  $1,709,000 and $3,315,000 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The decrease in fiscal 1995 compared to fiscal 1994 is primarily a result of WECCO's election to use the funds in the cash collateral and default accounts to
repay the WECCO loan.   The increase in interest expense in fiscal 1996 compared
to fiscal 1995 is primarily due to the cessation of interest capitalization on the sodium azide facility.

PROVISIONS FOR INCOME TAXES

     The Company's effective income tax rates were approximately 34% during the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

OPERATING RESULTS

     Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in
Note 10 of Notes to Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation; (ii) the timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide and Halotron sales in the future is uncertain.

     The Company's efforts to produce, market and sell Halotron I and Halotron II are, among other factors, dependent upon the political climate and environmental regulations that exist and may vary from country to country. Although the Company is satisfied with the progress and performance characteristics of Halotron I and Halotron II, the magnitude of orders received, if any, in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions and the ultimate extent of market acceptance.

     As a result of the uncertainties with respect to volume and price of sodium azide and the outcome of the antidumping petition referred to above, the Company may experience significant variations in sodium azide sales and related operating results from quarter to quarter.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews on a quarterly basis whether the anticipated net cash flows from Halotron and sodium azide operations will be sufficient to recover the Company's investment in each of such facilities/projects. At September 30, 1996, the Company had approximately $69 million and $6.4 million in recorded net long-lived assets associated with sodium azide and Halotron, respectively. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated pricing and volume and the duration thereof, and expected costs associated with production. Management believes that such net asset balances are recoverable under the requirements of SFAS No. 121, although, in light of the uncertainties discussed above, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

LITIGATION

     See Note 10 of Notes to Consolidated Financial Statements for a discussion of litigation.

INFLATION

     Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 1996. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of November 30, 1996, the Company had repurchased approximately 138,000 shares through this program.

     As a result of the litigation described in Note 10 of Notes to Consolidated Financial Statements, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of the costs, if any, may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages relating to the shareholder lawsuits are insufficient. The Company has in force substantial insurance covering this risk. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that litigation related costs will be incurred.

     Cash flows provided by operating activities were $5,875,000, $10,366,000 and $62,806,000 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Approximately $8,913,000 of cash flows provided by operating activities in fiscal 1994 related to surcharge revenues. As discussed above, the collection of surcharge receipts ceased effective March 31, 1994. During the third fiscal quarter of 1994, the WECCO loan was repaid which also increased operating cash as a result of the balances in the cash collateral and default accounts being immediately available to repay principal as opposed to being restricted for WECCO loan collateral purposes. In addition, cash flows from operating activities were significantly less in fiscal 1995 due to the results of sodium azide operations as discussed above. Cash flows from operating activities declined in fiscal 1996 principally as a result of changes in certain working capital balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS

     Certain matters discussed in this Annual Report on Form 10-K may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below. The following important risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

     1. Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, governmental budget decreases affecting the Department of Defense or NASA which would cause a continued decrease in demand for AP, an adverse final determination of the Company's sodium azide anti-dumping petition, technological advances and improvements or new competitive products causing a reduction or elimination of demand of AP, sodium azide or Halotron, the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality and pricing, and the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases.

     2. Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the AP and sodium azide markets and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire suppression businesses.

     3. Underutilization of the Company's manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs and reductions in margins.

     4. Difficulties in procuring raw materials, supplies, power and natural gas used in the production of perchlorates, sodium azide and Halotron products and used in the engineering and assembly process for environmental protection equipment products.

     5. The Company's ability to control the amount of operating expenses and/or the impact of any non-recurring or unusual items resulting from the Company's continuing evaluation of its strategies, plans, organizational structure and asset valuations.

     6. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local, economic conditions, interest rate fluctuations affecting the availability and the cost of financing, the performance of the managing partner of the GRLLC (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales.

     7. The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

     8. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 10 of Notes to Consolidated Financial Statements contained in this report, and claims made by or against the Company relative to patents or property rights.

     9. The adoption of new, or changes in existing, accounting policies and practices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Financial statements called for hereunder are included herein on the following pages:

                                                                   Page(s)
                                                                   -------

   Independent Auditors' Report                                       41

   Consolidated Balance Sheets                                        42

   Consolidated Statements of Operations                              43

   Consolidated Statements of Cash Flows                              44

   Consolidated Statements of Changes in Shareholders' Equity         45

   Notes to Consolidated Financial Statements                      46-65

                Summarized Quarterly Financial Data (Unaudited)
                (amounts in thousands except per share amounts)

                                   Quarters For Fiscal Year 1996
                           1st       2nd        3rd       4th      Total
Sales and Operating
Revenues                 $9,776    $10,980    $10,617   $11,008   $42,381
Gross Profit              1,873      2,830      2,324     2,775     9,802
Net Income (Loss)          (588)      (112)       351       138      (211)
Net Income (Loss)
Per Common Share         $ (.07)   $  (.01)   $   .04   $   .01   $  (.03)

                                   Quarters For Fiscal Year 1995
                           1st       2nd       3rd       4th      Total
Sales and Operating
Revenues                 $9,309    $8,908    $8,179    $12,854   $39,250
Gross Profit              1,573     2,188     1,953      3,675     9,389
Net Income (Loss)          (480)     (164)     (998)       106    (1,536)
Net Income (Loss)
Per Common Share         $ (.06)   $ (.02)   $ (.12)   $   .01   $  (.19)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1997.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1997.

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

      3.2 Registrant's By-Laws, incorporated by reference to Exhibit 3B to the Form S-14.

      3.3 Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit
              4.3 to Registrant's Registration Statement on Form S-3 (File No. 33-52196) (the "Form S-3").

      3.4 Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the Form S-3.

     10.1 Term Loan Agreement between the Registrant and Security Pacific National Bank, N.A., dated as of March 3, 1989, incorporated by reference to Exhibit 10(a) to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (the "1989 10-K").

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

     10.4 Amendment dated May 10, 1994 to the Advance Agreement, incorporated by reference to Exhibit 19 to the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

     10.5 Amendment dated August 30, 1994 to the Advance Agreement, incorporated by reference to Exhibit 10.5 of the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 10-K").

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

     10.11 First Amendment to American Pacific Corporation Incentive Stock Option Plan for Key Employees - 1982, incorporated by reference to Registrant's Definitive Proxy Statement dated January 27, 1989 (the "1989 Proxy").

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

     10.25 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the 1990 S-2.

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

     10.34 American Pacific Corporation 1994 Directors' Stock Option Plan incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

     10.35 Stock Option Agreement between American Pacific Corporation and General Technical Services, Inc. dated July 11, 1995 incorporated by reference to Exhibit 10.35 to the 1995 10-K.

      *22     Subsidiaries of the Registrant.

      *23     Consent of Deloitte & Touche LLP.

      *24     Power of Attorney, included on Page 38.

      *27     Financial Data Schedule (filed electronically)

* FILED HEREWITH.

         (b)  Reports on Form 8-K.
              --------------------

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

Dated:  December 18, 1996     AMERICAN PACIFIC CORPORATION
                                      (Registrant)



                              By: /s/ C. Keith Rooker
                                  --------------------------------
                                  C. Keith Rooker
                                  Executive Vice President
                                  and General Counsel



                              By: /s/ David N. Keys
                                  --------------------------------
                                  David N. Keys
                                  Vice President, Chief Financial
                                  Officer and Treasurer, Principal
                                  Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the Registrant by the following persons in the capacities and on the dates indicated.


 /s/ Fred D. Gibson, Jr.                      Date:  December 18, 1996
------------------------------------------
Fred D. Gibson, Jr.
President and Chief
Executive Officer, and
Director


 /s/ C. Keith Rooker                          Date:  December 18, 1996
------------------------------------------
C. Keith Rooker
Executive Vice President,
and Director


 /s/ John R. Gibson                           Date:  December 18, 1996
------------------------------------------
John R. Gibson
Vice President,
and Director


 /s/ Norval F. Pohl                           Date:  December 18, 1996
------------------------------------------
Norval F. Pohl, Ph.D.
Director


 /s/ Thomas A. Turner                         Date:  December 18, 1996
------------------------------------------
Thomas A. Turner
Director


 /s/ T. L. War                                Date:  December 18, 1996
------------------------------------------
T. L. War
Director


 /s/ David N. Keys                            Date:  December 18, 1996
------------------------------------------
David N. Keys
Vice President, Chief
Financial Officer, and Treasurer;
Principal Financial and Accounting Officer


 /s/ Berlyn D. Miller                         Date:  December 18, 1996
------------------------------------------
Berlyn D. Miller
Director

 /s/ Jane L. Williams                         Date:  December 18, 1996
------------------------------------------
Jane L. Williams
Director


 /s/ Charles H. Feltz                         Date:  December 18, 1996
------------------------------------------
Charles H. Feltz
Director


 /s/ Victor M. Rosenzweig                     Date:  December 18, 1996
------------------------------------------
Victor M. Rosenzweig
Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 19, 1996

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                       Notes             1996            1995
                                                                    ---------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         1,6              $ 18,501,000    $ 24,540,000
  Short-term investments                                            1                   2,000,000       2,000,000
  Accounts and notes receivable                                     1                   4,165,000       2,534,000
  Income tax receivable                                             7                                   2,570,000
  Related party notes receivable                                    1                     737,000         888,000
  Inventories                                                       1,2                11,297,000       7,094,000
  Prepaid expenses and other assets                                                       946,000         986,000
                                                                                     ----------------------------
    Total current assets                                                               37,646,000      40,612,000
PROPERTY, PLANT AND EQUIPMENT, NET                                  1,4,6,11,14        77,217,000      80,944,000
DEVELOPMENT PROPERTY                                                1,5,6               8,631,000      10,296,000
RESTRICTED CASH                                                     3,6,9,10            4,969,000       3,743,000
REAL ESTATE EQUITY INVESTMENTS                                      5,6                18,698,000      17,725,000
DEBT ISSUE COSTS                                                    1                     965,000       1,220,000
INTANGIBLE ASSETS                                                   8,15                1,760,000       2,995,000
OTHER ASSETS                                                                              133,000         254,000
                                                                                     ----------------------------
TOTAL ASSETS                                                                         $150,019,000    $157,789,000
                                                                                     ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                           $  5,407,000    $  5,672,000
  Notes payable and current portion of
    long-term debt                                                  3,6,9,10,11         7,334,000       8,500,000
                                                                                     ----------------------------
    Total current liabilities                                                          12,741,000      14,172,000
LONG-TERM DEBT                                                      3,6,9,10,11        29,452,000      34,054,000
DEFERRED INCOME TAXES                                               1,7                10,101,000      10,568,000
MINIMUM PENSION LIABILITY                                           8                   1,175,000
                                                                                     ----------------------------
TOTAL LIABILITIES                                                                      52,294,000      59,969,000
                                                                                     ----------------------------
COMMITMENTS AND CONTINGENCIES                                       5,10,14,15
WARRANTS TO PURCHASE COMMON STOCK                                   6,12                3,569,000       3,569,000
SHAREHOLDERS' EQUITY:                                               6,12
  Common stock - $.10 par value, 20,000,000 authorized:                                   823,000         822,000
    outstanding - 8,098,621 in 1996 and 8,100,791 in 1995
  Capital in excess of par value                                    1                  78,331,000      78,285,000
  Retained earnings                                                 1                  15,978,000      16,189,000
  Treasury stock (130,170 shares in 1996 and 116,000 in 1995)       1                    (879,000)       (789,000)
  Receivable from the sale of stock                                 1,12                  (97,000)        (97,000)
  Excess additional pension liability                               8                                    (159,000)
                                                                                     ----------------------------
    Total shareholders' equity                                                         94,156,000      94,251,000
                                                                                     ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $150,019,000    $157,789,000
                                                                                     ============================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                             Notes           1996             1995             1994
                                                           -------------------------------------------------------------
SURCHARGE REVENUES                                         6,9,10,13                                        $  8,913,000
SALES AND OPERATING REVENUES                               6,10,13,16    $42,381,000       $39,250,000        42,280,000
                                                                         -----------------------------------------------
TOTAL SALES AND OPERATING
 REVENUES                                                                 42,381,000        39,250,000        51,193,000
COST OF SALES                                              1,9,14,15      32,579,000        29,861,000        26,317,000
                                                                         -----------------------------------------------
GROSS PROFIT                                                               9,802,000         9,389,000        24,876,000
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                   8,10,15         9,261,000        11,006,000        12,364,000
RESEARCH AND DEVELOPMENT                                   1                 106,000           204,000           158,000
FIXED ASSET IMPAIRMENT CHARGE                              11                                                 39,401,000
INVOLUNTARY TERMINATION AND
 ENHANCED RETIREMENT BENEFITS                                                                  226,000
EQUITY IN EARNINGS OF REAL
 ESTATE VENTURE                                            5                 700,000
                                                                         -----------------------------------------------
OPERATING INCOME (LOSS)                                                    1,135,000        (2,047,000)      (27,047,000)
INTEREST AND OTHER INCOME                                  1,3,5,9,12      1,381,000         1,429,000         1,088,000
INTEREST AND OTHER EXPENSE                                 1,5,6           2,836,000         1,709,000         3,315,000
                                                                         -----------------------------------------------
LOSS BEFORE CREDIT FOR
 INCOME TAXES                                                               (320,000)       (2,327,000)      (29,274,000)
CREDIT FOR INCOME TAXES                                    1,7              (109,000)         (791,000)       (9,937,000)
                                                                         -----------------------------------------------
NET LOSS                                                   17            $  (211,000)      $(1,536,000)     $(19,337,000)
                                                                         ===============================================
NET LOSS PER COMMON SHARE                                  1,16          $      (.03)      $      (.19)     $      (2.38)
                                                                         ===============================================


See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                                       1996            1995             1994
                                                                                  ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $  (211,000)     $(1,536,000)     $(19,337,000)
                                                                                  ----------------------------------------------
 Adjustments to reconcile net loss  to net cash provided by operating activities:
   Depreciation and amortization                                                    7,810,000        5,883,000         7,679,000
   Fixed asset impairment charge                                                                                      39,401,000
   Basis in development property sold                                               2,449,000        1,614,000
   Equity in real estate venture                                                      700,000
   Changes in assets and liabilities:
     Decrease in short-term investments                                                                                5,995,000
     (Increase) decrease in accounts and notes receivable                          (1,480,000)       5,525,000         2,003,000
     (Increase) decrease in income tax receivable                                   2,570,000       (2,570,000)
     (Increase) decrease in inventories                                            (4,203,000)      (1,411,000)        1,061,000
     (Increase) decrease in restricted cash                                        (1,226,000)      (2,159,000)       35,634,000
     (Increase) decrease in prepaid expenses and other                                198,000         (323,000)          335,000
     Net change in pension assets and liabilities                                                      190,000           435,000
     Increase (decrease) in accounts payable and accrued liabilities                 (265,000)         (17,000)          348,000
     Increase (decrease) in deferred income taxes                                    (467,000)       5,170,000       (10,748,000)
                                                                                  ----------------------------------------------
     Total adjustments                                                              6,086,000       11,902,000        82,143,000
                                                                                  ----------------------------------------------
       Net cash provided by operating activities                                    5,875,000       10,366,000        62,806,000
                                                                                  ----------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (3,248,000)      (4,462,000)       (9,218,000)
   Real estate equity advances and development property additions                  (2,457,000)      (3,583,000)       (2,078,000)
   Payments for Halotron rights                                                                                         (188,000)
                                                                                  ----------------------------------------------
       Net cash used for investing activities                                      (5,705,000)      (8,045,000)      (11,484,000)
                                                                                  ----------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                      (6,166,000)                       (41,650,000)
   Issuance of common stock                                                            47,000           82,000           467,000
   Treasury stock acquired                                                            (90,000)        (747,000)          (42,000)
                                                                                  ----------------------------------------------
       Net cash used for financing activities                                      (6,209,000)        (665,000)      (41,225,000)
                                                                                  ----------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (6,039,000)       1,656,000        10,097,000
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    24,540,000       22,884,000        12,787,000
                                                                                  ----------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $18,501,000     $ 24,540,000      $ 22,884,000
                                                                                  ==============================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during period for interest (net of amounts capitalized)                $ 2,197,000     $  1,700,000      $  2,352,000
                                                                                  ==============================================
 Taxes paid                                                                                                         $    700,000
                                                                                  ==============================================
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
 Receivable from the sale of stock                                                                                  $     97,000
                                                                                  ==============================================
 Excess additional pension liability                                              $ 1,175,000     $    606,000      $    505,000
                                                                                  ==============================================
 Development property transferred to property                                                                       $  1,723,000
                                                                                  ==============================================


See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                Par Value                                               Notes           Excess
                                   Number of    of Shares      Capital in                               Receivable      Additional
                                   Common       Issued and     excess of    Retained        Treasury    from the Sale   Pension
                           Notes   Shares       Outstanding    Par Value    Earnings        Stock       of Stock        Liability
                           -------------------------------------------------------------------------------------------------------
BALANCES,
 OCTOBER 1, 1993                   8,098,691    $810,000       $77,651,000  $ 37,062,000                             $(1,270,000)
Net loss                                                                     (19,337,000)
Issuance of common
 stock                        12      96,700      10,000           554,000
Treasury stock acquired               (4,700)                                               $ (42,000)
Receivable from the sale
 of stock                                                                                                 $(97,000)
Excess additional
 pension liability             8                                                                                         505,000
                              --------------------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1994                8,190,691     820,000        78,205,000    17,725,000      (42,000)     (97,000)     (765,000)
Net loss                                                                      (1,536,000)
Issuance of common
 stock                        12      21,400       2,000            80,000
Treasury stock acquired             (111,300)                                                (747,000)
Excess additional
 pension liability             8                                                                                         606,000
                              --------------------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1995                8,100,791     822,000        78,285,000    16,189,000      (789,000)    (97,000)     (159,000)
Net loss                                                                        (211,000)
Issuance of common
 stock                        12      12,000       1,000            46,000
Treasury stock acquired              (14,170)                                                   (90,000)
Excess additional
 pension liability             8                                                                                         159,000
                              --------------------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1996                8,098,621    $823,000       $78,331,000   $15,978,000      $(879,000)  $(97,000)
                              ==================================================================================================


See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The consolidated financial statements include
    ---------------------------
    the accounts of American Pacific Corporation and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents and Short-term Investments - All highly liquid
    ----------------------------------------------------
    investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. Short-term investments consist of investment securities with maturities, when acquired, greater than three months but less than one year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", during fiscal 1995. In accordance with SFAS No. 115, prior years financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 in 1995.

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents and short-term investments categories. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, the Company has classified its investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 1996 and 1995 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 1996 or 1995.

    Related Party Notes Receivable - Related party notes receivable represent
    ------------------------------
    demand notes bearing interest at a bank's prime rate from various officers and, at September 30, 1995, a corporation owned by a director of the Company.

    Inventories - Inventories are stated at the lower of cost or market.  Cost
    -------------------------------------------------------------------
    of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

    Property, Plant and Equipment - Property, plant and equipment are carried at
    -----------------------------
    the lower of cost less accumulated depreciation, or estimated fair value. Depreciation is computed on the straight line method over the estimated useful lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

    Development Property - Development property consists of commercial and
    --------------------
    industrial land (principally improved land). During fiscal 1993, approximately 240 acres, representing $12,300,000 in carrying value of development property, was contributed to a real estate limited-liability company (see Note 5). Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. Interest capitalized is the amount of interest on the Company's net investment in property under development limited to total interest expense incurred in a period. No interest was capitalized on development property during the three-year period ended September 30, 1996. Certain development property in Nevada is pledged to secure debt. (See Note 6.)

    Debt Issue Costs - Debt issue costs represent costs associated with debt and
    ----------------
    are amortized on the effective interest method over the terms of the related indebtedness.

    Fair Value Disclosure as of September 30, 1996:
    -----------------------------------------------

    Cash and cash equivalents, accounts and notes receivable, restricted cash, and accounts payable and accrued liabilities - The carrying value of these items are a reasonable estimate of their fair value.

    Notes payable, current portion of long-term debt and warrants - Market quotations are not available for any of the Company's notes payable, long-term debt or warrants. See Note 6 for a description of these instruments. Approximately $40 million of long-term debt and related warrants were issued in February 1992. The Company believes that similar terms would be available at September 30, 1996.

    Sales and Revenue Recognition - Sales of the specialty chemicals segment are
    -----------------------------
    recognized as the product is billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized on the percentage of completion method for long-term contracts and when the product is shipped for other contracts. Profit from sales of development property and the Company's equity in real estate equity investments is recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate".

    Research and Development - Research and development costs are charged to
    ------------------------
    operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

    Net Loss Per Common Share - Net loss per common share is determined based on
    -------------------------
    the weighted average number of common shares outstanding (8,104,000, 8,177,000 and 8,121,000 for the years ended September 30, 1996, 1995 and
    1994). Common share equivalents, although not considered during net loss years, consist of outstanding stock options and warrants. See Notes 6 and 16 for a description of the potential effects on net income per common share of warrants issued in connection with the issuance of certain notes.

    Income Taxes - The Company accounts for income taxes under the provision of
    ------------
    SFAS No. 109, "Accounting for Income Taxes".

    Estimates and Assumptions - The preparation of financial statements in
    -------------------------
    conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

    Recently Issued Accounting Standards - In March 1995, the FASB issued SFAS
    ------------------------------------
    No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. (See Note 16.)

    In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 is generally effective for fiscal years beginning after December 15, 1995. The Company intends to provide the pro forma and other additional disclosures about stock-based employee compensation plans in its fiscal 1997 consolidated financial statements as required by SFAS No. 123.

    Reclassification - Certain reclassifications have been made in the 1995 and
    ----------------
    1994 consolidated financial statements in order to conform to the presentation used in 1996.

2.  INVENTORIES

    Inventories consist of the following:

                                    -------------------------
                                          September 30,
                                    -------------------------
                                        1996          1995
                                    -----------   -----------

    Work-in-process                 $ 5,011,000    $3,828,000
    Raw material and supplies         6,286,000     3,266,000
                                    -------------------------
    Total                           $11,297,000    $7,094,000
                                    =========================

3.  RESTRICTED CASH

    At September 30, 1996, restricted cash consists, in part, of $1,142,000 held in a cash collateral account by Seafirst Bank, the lender which provided a term loan (the "WECCO loan") as the principal financing for an ammonium perchlorate ("AP") manufacturing facility erected and operated by the Company's indirect subsidiary, Western Electrochemical Company ("WECCO"). Funds in the cash collateral account are restricted for future indemnity (if any) payments relating to the WECCO loan. Pursuant to the contractual right reserved solely for WECCO in the WECCO loan agreement, on May 10, 1994, WECCO directed Seafirst Bank to apply all of the funds in the cash collateral account and default account (another restricted cash account that secured the loan), except for the funds that continue to be held, to effect an early repayment of the outstanding balances due under the WECCO loan. (See Note 9.)

    The $1,142,000 will be retained in the cash collateral account until May 11, 1999, at which time the balance remaining after indemnity payments (if any) will be returned to Thiokol Corporation ("Thiokol"). WECCO's obligation to return such funds is included in long-term debt at September 30, 1996. Any indemnity payments made will serve to reduce the cash collateral account and WECCO's obligation to Thiokol.

    Restricted cash at September 30, 1996 also includes $3,827,000 held in a Trust account by the Trustee under the indenture relating to a $40,000,000 financing (the "Azide Notes") concluded in February 1992. (See Note 6.)

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                        -------------------------
                                               September 30,
                                        -------------------------
                                           1996           1995
                                        ----------     -----------

    Land                                $   305,000    $   305,000
    Buildings and improvements           13,865,000     13,860,000
    Machinery and equipment              76,935,000     73,759,000
    Construction in progress                139,000        142,000
                                        --------------------------
    Total                                91,244,000     88,066,000
    Less:  accumulated depreciation      14,027,000      7,122,000
                                        --------------------------
    Property, plant and equipment, net  $77,217,000    $80,944,000
                                        ==========================

    In 1995 and 1994, approximately $1,800,000 and $4,000,000, respectively, in interest costs were capitalized on assets constructed for the Company's own use. Certain of the Company's property, plant and equipment is pledged as collateral to secure debt. (See Note 7.) A fixed asset impairment charge was recognized in 1994. (See Note 11.)

5.  REAL ESTATE EQUITY INVESTMENTS

    During fiscal 1993, AmPac Development ("AMDECO"), a wholly-owned subsidiary of the Company, contributed approximately 240 acres of development property to Gibson Ranch Limited Liability Company ("GRLLC"). The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution which was transferred to Real Estate Equity Investments on the accompanying consolidated balance sheets. AMDECO's interest in GRLLC is assigned to secure the Azide Notes. A local real estate development group ("D") contributed an adjacent 80-acre parcel to GRLLC. GRLLC is developing the 320-acre parcel principally as a residential real estate development.

    Each of AMDECO and D is obligated to loan to GRLLC, under a revolving line of credit, up to $2,400,000 at market interest rates. However, D will not be required to advance funds under its revolving line of credit until AMDECO's line is exhausted. At September 30, 1996, AMDECO had advanced all of its committed amount of $2,400,000 to GRLLC. In November, 1995, AMDECO committed to advance an additional $1,700,000 to D. D is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. Advances to GRLLC under these commitments totaled $2,828,000 at September 30, 1996.

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

    In July 1990, AMDECO contributed $725,000 to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $315,000 in return for a 30% interest as limited partners. Such other limited partners included the Company's President and Executive Vice-President and certain members of the Company's Board of Directors. The Partnership, in turn, contributed $1,040,000 to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada (see Note 10). In 1992, AMDECO's investment in the partnership was transferred to the Company.

6.  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt, collateralized by property, plant and equipment used in the production of sodium azide, and collateralized by substantially all development property and real estate equity investments of the Company, is summarized as follows:

                                                  September 30,
                                            --------------------------
                                               1996           1995
                                            -----------   ------------

  Subordinated secured term notes
  (interest at 11%)                         $33,310,000    $37,933,000
  Obligation to deliver AP (see Note 9)       2,334,000      3,500,000
  Indemnity obligation (see Notes 3 and 9)    1,142,000      1,121,000
                                            --------------------------
  Total                                      36,786,000     42,554,000
  Less current portion                        7,334,000      8,500,000
                                            --------------------------
  Total                                     $29,452,000    $34,054,000
                                            ==========================

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

    On each of December 31, 1995, 1997 and 1999, holders of the Warrants will have the right to put to the Company as much as one-third thereof based upon the differences between the Warrant exercise price and prices determined by multiplying the Company's fully diluted earnings per share at multiples of 13, 12 and 11, respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% internal rate of return to the date of the put (inclusive of the 11% Azide Notes' yield). At September 30, 1996, it is not probable that the remaining put rights will become exercisable.
    On or after December 31, of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

    The Company has accounted for the proceeds of the financing applicable to the Warrants (and the potential put right) as temporary capital. Any adjustment of the value assigned at the date of issuance will be reported as an adjustment to retained earnings. Although not applicable for the fiscal years ended September 30, 1996, 1995 and 1994, net income per common share will be calculated on an "equity" basis or a "debt" basis using the more dilutive of the two methods. The "equity" basis assumes the Warrants will be exercised and the effect of the put feature adjustment, if any, on earnings available to common shareholders will be reversed. The treasury stock method will then be used to calculate net additional shares. The "debt" basis assumes that any remaining puts will be exercised (if the rights are available) and the Warrants will not be considered common stock equivalents.

    Notes payable and long-term debt maturities are as follows:

             ------------------------
               For the Years Ending
                   September 30,
             -----------------------

                       1997                  $ 7,334,000
                       1998                    5,000,000
                       1999                    6,142,000
                       2000                    5,000,000
                       2001                    5,000,000
                       2002                    8,310,000
                                             -----------
                       Total                 $36,786,000
                                             ===========

7.  INCOME TAXES

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

    The following table provides an analysis of the Company's credit for income taxes for the years ended September 30:

                                            -------------------------------------------
                                               1996            1995            1994
                                            -------------------------------------------
   Current                                  $(1,349,000)    $(4,888,000)   $    426,000
   Deferred (federal & state)                 1,240,000       4,097,000     (10,363,000)
                                            -------------------------------------------
   Provision (credit) for income taxes      $  (109,000)    $  (791,000)   $ (9,937,000)
                                            ===========================================

    The temporary differences and tax carryforwards (which expire in years beginning after September 30, 2008) that created deferred tax assets and liabilities at September 30, 1996 are detailed below:

    Net operating loss carryforwards         $16,618,000
    Inventory capitalization                     349,000
    Alternative minimum tax credits            1,395,000
    Accruals                                     127,000
                                             -----------
      Total deferred assets                   18,489,000
                                             -----------
    Property                                  23,711,000
    Accrued income and expenses                  412,000
    State taxes                                  600,000
    Other                                      3,867,000
                                             -----------
      Total deferred liabilities              28,590,000
                                             -----------

    Net Deferred Tax Liability               $10,101,000
                                             ===========

    A reconciliation of the total credit for income taxes to amounts computed by applying the federal tax rate to income is as follows for the years ended September 30:

                          ---------------------------------------------------------
                            1996                1995                 1994
                           Amount       %      Amount       %       Amount        %
                          ---------------------------------------------------------
   Computed at
    statutory federal
    rate                  $(109,000)   34%    $(814,000)   35%    $(9,953,000)   34%
   State income taxes
    net of federal
    benefits                                                          292,000     1
   Surtax benefit                                23,000    (1)       (292,000)   (1)
   Other                                                               16,000
                          ---------------------------------------------------------
   Credit for
    income taxes          $(109,000)   34%    $(791,000)   34%    $(9,937,000)   34%
                          =========================================================

8.  EMPLOYEE BENEFIT PLANS

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

    The discount rate was 7.75% and 7% in 1996 and 1995. The rate of salary progression used to determine the projected benefit obligations was 5% in both 1996 and 1995. The expected long-term rate of return on plan assets was 8.0% in 1996 and 7% in 1995. The following table reconciles the Plan's funded status and summarizes amounts recognized in the Company's consolidated financial statements for the years ended September 30, 1996 and 1995.

                                                       --------------------------
                                                          1996           1995
                                                       --------------------------
   Actuarial present value of benefit obligations:
   Vested benefits                                     $6,524,000     $ 7,131,000
   Nonvested benefits                                   1,254,000         832,000
                                                       --------------------------
   Accumulated benefit                                 $7,778,000     $ 7,963,000
                                                       ==========================
   Projected benefit obligation                        $9,754,000     $10,159,000
   Plan assets at fair value                            8,459,000      (7,012,000)
                                                       --------------------------
   Projected benefit obligation in excess of
     Plan assets                                        1,295,000       3,147,000
   Unrecognized net transition obligation
     amortized over fifteen years                        (916,000)     (1,069,000)
   Unrecognized net loss and prior
     service cost                                        (499,000)     (2,302,000)
                                                       --------------------------
   Prepaid pension                                     $ (120,000)       (224,000)
   Additional liability                                                 1,399,000
                                                       --------------------------
   Required minimum liability                                         $ 1,175,000
                                                       ==========================
   Balance of:
    Intangible asset                                                  $ 1,016,000
                                                       ==========================
    Equity account                                                    $   159,000
                                                       ==========================

    Net periodic pension cost was $1,187,000, $1,295,000 and $1,480,000, respectively, for the years ended September 30, 1996, 1995 and 1994, and consists of the following:

                                       ----------------------------------------
                                          1996           1995           1994
                                       ----------------------------------------
    Service cost                       $  765,000     $  787,000     $  906,000
    Interest cost                         696,000        620,000        592,000
    Return on Plan assets                (519,000)      (708,000)      (315,000)
    Net total of other components         245,000        596,000        297,000
                                       ----------------------------------------
    Net periodic pension cost          $1,187,000     $1,295,000     $1,480,000
                                       ========================================

    In November 1994, the Board of Directors approved a Supplemental Retirement Plan ("SRP") that currently applies only to the Chairman of the Company. The SRP has not and is not expected to have a material effect on the Company's results of operations or financial condition.

9.  AGREEMENTS WITH THIOKOL CORPORATION

    In 1989, WECCO entered into an Advance Agreement and Surcharge Agreement and certain other agreements (collectively the "NASA/Thiokol Agreements") with Thiokol. Under the Advance and Surcharge Agreements Thiokol was required to place sufficient orders for AP such that, combined with orders from other AP customers, WECCO would receive revenues in respect of at least 20 million pounds per year, 5 million per quarter, over seven years (140 million pounds in the aggregate), beginning with initial production. WECCO was required to impose a surcharge on all sales of AP sufficient to amortize the WECCO loan over or during the period of such revenue assurance.

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

    On May 10, 1994, WECCO and Thiokol executed an amendment to the Advance Agreement ("the Amendment"). The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements (see Note 10). Under and because of the resolution of its dispute with Thiokol completed by the Amendment, WECCO exercised the contractual right reserved solely to it in the WECCO loan agreement to direct that the funds in the cash collateral account and default account be used to repay the WECCO loan, including accrued interest, any interest rate swap termination fee, and any other costs relating to the repayment. On May 10, 1994, such prepayment was completed. Upon early repayment in full of the WECCO loan, the Amendment provided for the termination as fulfilled of the Surcharge Agreement and termination of certain other agreements relating to the repayment of advances (the Working Capital Agreement and the Repayment
    Plan).

    The Amendment confirms that the 1989 Advance Agreement has a continuous term commencing with the first production of AP at the WECCO plant in August 1989 and ending September 30, 1996, (approximately two months subsequent to the estimated original term of the Advance Agreement). The Amendment provides for WECCO to receive revenues, excluding surcharge revenues, from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, WECCO was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required WECCO to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan has been and will continue to be repaid by WECCO through delivery of AP.

    The Company believes that the Amendment to the 1989 Advance Agreement represents a fully satisfactory commercial resolution of its dispute with Thiokol. AP revenues under the NASA/Thiokol agreements have resulted in net cash flows to WECCO from AP operations during the fiscal years ended September 30, 1996, 1995 and 1994, substantially the same as those that would have been generated under the NASA/Thiokol agreements.

    As the Company has previously reported however, certain changes, which would have occurred in any event under the NASA/Thiokol agreements, have occurred. The Surcharge has been eliminated. The Surcharge would have ended in any event when amounts sufficient in the aggregate to pay principal and interest on the WECCO loan had been paid through the Surcharge. This was expected to occur during the calendar year 1994 under the NASA/Thiokol agreements. As a result of the elimination of the Surcharge and as expected, gross revenues from AP operations during fiscal 1994, 1995 and 1996 have been less than gross AP revenues during the fiscal years ended September 30, 1993, 1992, 1991 and 1990. In addition, Surcharge revenues have historically been in excess of depreciation and amortization and interest expense related to the AP manufacturing facility. Further, the default account payment of $0.05 per pound of AP, or $1 million per year, formerly included in the AP price, is no longer part of the AP price because there will no longer be a default account required under the WECCO loan, the contents of the default account having been dedicated to payments of principal and interest under and as collateral for the WECCO loan. In addition, the technology transfer fee of $0.05 per pound of AP, or $1 million per year, formerly included in the AP price, is no longer part of the AP price. Lastly, cash collateral account and default account balances were used to repay the WECCO loan. Accordingly, there will be no interest earnings associated with these accounts in the future.

10. COMMITMENTS AND CONTINGENCIES

    In December 1992, Thiokol issued a Request for Quotation, inviting WECCO to submit a proposal for the sale of NASA-related AP over a period extending through mid-1998, approximately two years after the expiration of the NASA/Thiokol agreements. To enable WECCO to submit a proposal which did not prejudice the NASA/Thiokol agreements, Thiokol and WECCO signed an agreement to the effect that WECCO and Thiokol would deal with the Request for Quotation and WECCO's responsive proposal without reference to the NASA/Thiokol agreements or any effects thereon, but WECCO reserved its rights under the NASA/Thiokol agreements. Based upon the Request for Quotation and the agreement, WECCO submitted a proposal calculated to win the NASA-related AP business of Thiokol through the extended period covered by the proposal. At the time it submitted its proposal, WECCO also offered to negotiate a termination of the NASA/Thiokol agreements, subject to the consent and approval of NASA and Seafirst Bank. As a result of its proposal and discussions with Thiokol, WECCO was optimistic that it would succeed in achieving its objective of extending its base contractual assurances for AP sales set forth in the NASA/Thiokol agreements. At a meeting in Ogden, Utah on June 11, 1993, Thiokol delivered to a Company representative a draft memorandum that, if executed by WECCO, would have effectively released Thiokol from its obligations under the NASA/Thiokol agreements. Thiokol also delivered a proposed purchase order that covered AP sales only over a period approximately corresponding to the remaining term of the NASA/Thiokol agreements, rather than through mid-1998, as contemplated by the Request for Quotation, but for a lower quantity although at higher prices than were offered by WECCO over the longer term. Thiokol advised WECCO that it had made a similar proposal to the other producer of AP. At the June 11 meeting Thiokol also advised WECCO that it had commenced a legal action against WECCO in Weber County (Ogden), State of Utah, seeking declaratory relief to the effect that once the principal and interest balance owing by WECCO to Seafirst Bank was fully paid, Thiokol would have no further obligation to purchase AP from WECCO under the NASA/Thiokol agreements, and to the effect that there existed an agreement among NASA, Thiokol, WECCO and Seafirst Bank to prepay the WECCO loan on or about October 1, 1993. Thiokol also advised WECCO that it intended to proceed with the declaratory relief action only if negotiations underway between the parties were not concluded in a manner satisfactory to Thiokol.

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

    On July 8, 1993, Thiokol dismissed, without prejudice, its declaratory relief lawsuit against WECCO. A dismissal "without prejudice" operates as a dismissal of the lawsuit, but does not prevent its re-filing at a later date, nor did it constitute a final resolution of the dispute. According to a "Standstill Agreement" between the parties, "... Thiokol [could] not [have] re-file[d] its action nor commence[d] a new action against WECCO without first giving WECCO five days' notice of its intent to do so and WECCO [could] not [have] file[d] an action against Thiokol without first giving Thiokol 20 days' notice of its intent to do so; and (3) any such litigation [could have been] filed only in state or federal court in Salt Lake County, Utah."

    On March 29, 1994, WECCO and Thiokol agreed to a draft amendment to the 1989 Advance Agreement. On May 10, 1994, the amendment (the "Amendment") was executed. The Amendment fully resolved all issues between Thiokol and WECCO relating to the interpretation and application of the NASA/Thiokol agreements. Thiokol separately agreed not to refile its declaratory relief lawsuit.

    Following and because of the announcement of Thiokol's lawsuit against WECCO described above, and the consequent decline in the trading prices of the Company's Common Stock, three shareholder class action lawsuits, which have since been consolidated, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints alleged that the Company's public statements violated Federal securities laws by inadequately disclosing certain information. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment ruling that the Company had not violated the federal securities laws in relation to disclosure concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that began in December 1995 and ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The plaintiffs have appealed the summary judgment ruling and portions of the trial proceedings to the Ninth Circuit of the United States District Court of Appeals.

    A reliable estimate of the amount of potential damages relating to the shareholder lawsuits, if any, to the Company cannot be made at the present time. The Company has in force substantial insurance covering this risk. However defense costs and any potential settlement or judgment associated with this litigation, to the extent borne by the Company and not recovered through insurance, may adversely affect the Company's liquidity.

    During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated
    with the successful defense of the shareholder lawsuits.   Under this
    settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys' fees and other defense costs related to the plaintiffs appeal of the case referred to above.

    The Company was served with a complaint on December 10, 1993 in a lawsuit brought by limited partners in a partnership of which one of the Company's former subsidiaries, divested in 1985, was a general partner. The plaintiffs allege that the Company is liable to them in the amount of approximately $5.9 million on a guarantee executed in 1982. The Company believes that the claim against it is wholly without merit. In August 1996, the Company's cross-motion for summary judgment was granted in this case, although the plaintiffs have filed a motion for reconsideration.

    As a result of the above-described litigation, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of these costs, if any, may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may have the obligation to indemnify its affected officers and directors to the extent, if at all, the existing insurance coverages relating to the shareholder lawsuits are insufficient. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. The Company is currently unable to predict or quantify the amount or the range of such costs, if any, or the period of time during which such litigation related costs will be incurred.

    See Note 15 for a discussion of certain litigation involving Halotron.

    The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

    As discussed in Note 5, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease is for an initial term of 10 years and is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Rent expense was approximately $550,000 during the fiscal years ended September 30, 1996, 1995 and 1994. Future minimum rental payments under this lease for the years ending September 30, are as follows:


    1997                                                              $  550,000
    1998                                                                 550,000
    1999                                                                 550,000
    2000                                                                 275,000
                                                                      ----------
    Total                                                             $1,925,000
                                                                      ==========

11. IMPAIRMENT OF WECCO'S FIXED ASSETS

    The down-sizing of the defense budget has had a dramatic impact on AP requirements. As of March 31, 1994, the Company estimated that the total market available to the Company and its only U.S. competitor (including exports) approximated 25 million pounds per year, as compared to over 60 million pounds per year as estimated by the government in 1988-89. That estimate appears to remain a reasonable approximation of the yearly demand for AP. The Company's understanding has been and continues to be that the government considers AP to be a critical material, and both the Company's plant and that of its competitor to be critical facilities, and intends as a matter of policy to maintain two viable and operating sources of AP for the foreseeable future. The Company believes that this policy has been implemented through the Amendment to the 1989 Advance Agreement described above in Note 9 and the fact that the Company has received significant orders for deliveries of AP in fiscal 1997. The Company is committed to a continuing strong participation and presence in the AP market. However, as of March 31, 1994 management believed that competitive conditions in the market place would not allow the Company to recover any facility costs on sales of AP. Furthermore, management doesn't expect the demand for AP to increase significantly in the future. As of March 31, 1994, the Company's best estimate of the net cash flows expected to result from operation of the AP plant were not sufficient to recover any of the carrying amount of the WECCO fixed assets and, as a result, a non-recurring impairment charge of $39,401,000 was recognized in the second quarter of the Company's fiscal year ended September 30, 1994.

12. SHAREHOLDERS' EQUITY

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

    The Company has granted options and warrants to purchase shares of the Company's common stock at prices at or in excess of market value at the date of grant. The options and warrants were granted under various plans or by specific grants approved by the Company's Board of Directors. In 1994, the Executive Vice President of the Company exercised options for 45,000 shares of the Company's common stock by executing demand notes bearing interest at a bank's prime rate for the total option price of $174,000. Approximately $97,000 of this amount remains outstanding at September 30, 1996. Interest income of $7,000, $8,000 and $1,000 was recorded on these notes in fiscal 1996, 1995 and 1994.

    Option and warrant transactions are summarized as follows:

                                        -------------------------------
                                        Shares Under
                                        Options and
                                          Warrants       Option Price
                                        -------------------------------

    October 1, 1993                      3,250,150      3.88  -  $30.50
    Exercised, expired or canceled         (96,700)     3.88  -   10.50
                                         ------------------------------

    September 30, 1994                   3,153,450      3.88  -   30.50
    Granted                                281,000      4.88  -    7.50
    Exercised, expired or canceled        (104,400)     3.88  -   30.50
                                         ------------------------------

    September 30, 1995                   3,330,050      3.88  -   21.50
    Exercised, expired or canceled         (35,000)     3.88  -   12.50
                                         ------------------------------

    September 30, 1996                   3,295,050      3.88  -  $21.50
                                         ==============================

    At September 30, 1996, substantially all options and warrants were exercisable. Options for approximately 312,000 shares were available for additional grants under existing plans at September 30, 1996.

    In February 1992, the Company issued $40,000,000 in Subordinated Secured Notes (the "Azide Notes") with Warrants. See Note 6 for a description of the Warrants. Shares under options and warrants at September 30, 1996 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

13. SEGMENT INFORMATION

    The Company's principal business segments are specialty chemicals, environmental protection equipment and technology, and industrial/commercial and residential real estate development. Products of the specialty chemicals segment include AP used in the solid rocket propellant for the space shuttle and defense programs, other perchlorate chemicals, sodium azide, and Halotron.

    Information about the Company's industry segments is as follows:

                                                ----------------------------------------------
                                                          Years ended September 30,
                                                ----------------------------------------------
                                                    1996             1995             1994
                                                    ----             ----             ----
    Revenues:
    Specialty chemicals                         $ 34,061,000     $ 34,219,000     $ 47,701,000
    Environmental protection                       3,099,000        1,656,000        2,934,000
    Real estate                                    5,221,000        3,375,000          558,000
                                                ----------------------------------------------

    Total                                       $ 42,381,000     $ 39,250,000     $ 51,193,000
                                                ==============================================
    Operating income (loss) before
      unallocated income and expenses:
    Specialty chemicals                         $   (879,000)    $ (2,150,000)    $(24,129,000)
    Environmental protection                        (249,000)        (640,000)      (1,965,000)
    Real estate                                    2,769,000        1,356,000           24,000
                                            ----------------------------------------------

    Total                                          1,641,000       (1,434,000)     (26,070,000)
                                                ----------------------------------------------
    Deduct (add) unallocated expense
      (income):
    General corporate                                400,000          409,000          819,000
    Research and development                         106,000          204,000          158,000
    Interest and other income                     (1,381,000)      (1,429,000)      (1,088,000)
    Interest and other expense                     2,836,000        1,709,000        3,315,000
    Income tax credit                               (109,000)        (791,000)      (9,937,000)
                                                ----------------------------------------------

    Net loss                                    $   (211,000)    $ (1,536,000)    $(19,337,000)
                                                ==============================================
    Identifiable assets:
    Specialty chemicals                         $ 91,869,000     $ 95,845,000     $ 99,432,000
    Environmental protection                       1,476,000        1,087,000        1,148,000
    Real estate                                   28,996,000       29,827,000       27,897,000
    Corporate                                     27,678,000       28,460,000       26,515,000
                                                ----------------------------------------------

    Total                                       $150,019,000     $155,219,000     $154,992,000
                                                ==============================================

    Financial information relating to domestic
      and export sales (domestic operations):
    Domestic revenues                           $ 40,029,000     $ 38,857,000     $ 49,616,000
    Export revenues                                2,784,000          393,000        1,577,000
                                                ----------------------------------------------

    Total                                       $ 42,381,000     $ 39,250,000     $ 51,193,000
                                                ==============================================

    The Company's operations are located in the United States. It is not practicable to compute a measure of profitability for domestic and export sales or for sales by geographic location. Substantially all export revenues relate to environmental protection equipment sales in the Far and Middle East.

    The majority of depreciation and amortization expense and capital expenditures relate to the Company's specialty chemicals segment. Depreciation and amortization expenses for the years ended September 30 are as follows:

                                            --------------------------------------
                                              1996          1995          1994
                                            --------------------------------------
    Specialty chemicals                     $6,899,000    $4,824,000    $7,251,000
    All other segments                         911,000     1,059,000       428,000
                                            --------------------------------------
    Total                                   $7,810,000    $5,883,000    $7,679,000
                                            ======================================

    Capital expenditures for the years ended September 30 are as follows:

                                                          ------------------------
                                                             1996         1995
                                                          ------------------------
    Specialty chemicals                                   $3,157,000    $4,229,000
    All other segments                                        91,000       233,000
                                                          ------------------------
    Total                                                 $3,248,000    $4,462,000
                                                          ========================

    The Company had three customers that accounted for 10% or more of the Company's revenues in one or more of fiscal 1996, 1995 and 1994. These three customers accounted respectively for the following revenues during the fiscal years ended September 30:

 Customer           Chemical         Industry       1996           1995           1994
------------------------------------------------------------------------------------------
    A         Ammonium Perchlorate   Space       $20,000,000    $27,963,000    $36,524,000
    B         Ammonium Perchlorate   Defense                        108,000      5,570,000
    C         Sodium Azide           Airbag        9,378,000

14. SODIUM AZIDE

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

    Under the Azide Agreements, Dynamit Nobel was to receive, for the use of its technology and know-how relating to its batch production process of manufacturing sodium azide, quarterly royalty payments of 5% of the quarterly net sales of sodium azide by AAC for a period of 15 years from the date the Company begins to produce sodium azide in commercial quantities. In July 1996, the Company and Dynamit Nobel agreed to suspend the royalty payment effective as of July 1, 1995. As a result, in the third quarter of fiscal 1996, the Company recognized an increase in sodium azide sales of approximately $600,000. This amount had previously been recognized as a reduction of net sodium azide sales during the period July 1, 1995 through June 30, 1996.

    Commercial shipments of sodium azide began in April 1994 and are continuing, although sales and related variable operating margins have not reached a level sufficient to absorb fixed costs. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the U.S. airbag inflator market. There can be no assurance in that regard, however, and as a consequence the Company cannot predict over what period of time, if at all, its sodium azide plant will operate at levels consistent with such expectations.

    The Company previously believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the AAC plant) by the 1994 model year (which for sodium azide sales purposes is the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers, although the Company's information with respect to competitors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market environment, and other factors discussed below, there exists considerable pressure on the price of sodium azide.

    The Company believes that the price erosion of sodium azide over the past few years is due to the unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the ITC and the Commerce. In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Specifically, Commerce calculated a dumping margin of 29.5 percent for Masuda, the largest Japanese supplier and a dumping margin of
    65.8 percent for Toyo and Nippon, the other Japanese producers. Commerce's preliminary dumping determination applies to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

    Although Commerce's preliminary dumping calculations are subject to change, the Company believes that its allegations of significant and injurious Japanese dumping in the United States will be sustained in final determinations reached by Commerce and the ITC.

15. HALOTRON

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

    The Halotron Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron I, which together with testing undergone by Halotron I at independent laboratories in Sweden and the United States and consulting services that were provided, was intended to enable the Company to evaluate Halotron I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden.

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

16. OPERATING RESULTS

    Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in
    Note 10 of Notes to Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation; (ii) the timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide and Halotron sales in the future is uncertain.

    The Company's efforts to produce, market and sell Halotron I and Halotron II are, among other factors, dependent upon the political climate and environmental regulations that exist and may vary from country to country. Although the Company is satisfied with the progress and performance characteristics of Halotron I and Halotron II, the magnitude of orders received, if any, in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions and the ultimate extent of market acceptance.

    As a result of the uncertainties with respect to volume and price of sodium azide and the outcome of the antidumping petition referred to above, the Company may experience significant variations in sodium azide sales and related operating results from quarter to quarter.

    In accordance with the provisions of SFAS No. 121, management reviews on a quarterly basis whether the anticipated net cash flows from Halotron and sodium azide operations will be sufficient to recover the Company's investment in each of such facilities/projects. At September 30, 1996, the Company had approximately $69 million and $6.4 million in recorded net long-lived assets associated with sodium azide and Halotron, respectively. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated pricing and volume and the duration thereof, and expected costs associated with production. Management believes that such net asset balances are recoverable under the requirements of SFAS 121, although, in light of the uncertainties discussed above, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.