Form 10-Q
period 1996-12-31
AMERICAN PACIFIC CORP
filed 1997-02-13
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             -
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               -     -

                     Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,098,537 as of January 31, 1997.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 11 of this Report on Form 10-Q.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The information required by Item 303 of Regulation S-K is provided on pages 12 through 16 of this Report on Form 10-Q.

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

         None.

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



                                    AMERICAN PACIFIC CORPORATION



Date:  February 13, 1997                /s/ C. Keith Rooker
                                        -----------------------
                                        C. Keith Rooker
                                        Executive Vice President
                                        Secretary/General Counsel



Date:  February 13, 1997                /s/ David N. Keys
                                        ---------------------
                                        David N. Keys
                                        Vice President,
                                        Chief Financial Officer and
                                        Treasurer; Principal
                                        Financial and Accounting
                                        Officer

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                    For the Three Months Ended December 31,

-------------------------------------------------------------------
                                             1996           1995
===================================================================
Sales and Operating Revenues             $ 8,396,000     $9,776,000
Cost of Sales                              7,083,000      7,903,000
                                      -----------------------------

 Gross Profit                              1,313,000      1,873,000

Operating Expenses                         2,363,000      2,350,000
                                      -----------------------------

Operating Loss                            (1,050,000)      (477,000)

Net Interest and Other Expense               240,000        415,000
                                      -----------------------------

Loss Before Credit for Income Taxes       (1,290,000)      (892,000)

Credit for Income Taxes                     (440,000)      (304,000)
                                      -----------------------------

Net Loss                                 $  (850,000)    $ (588,000)
                                      -----------------------------

Net Loss Per Common Share                $      (.10)    $     (.07)
                                      -----------------------------

Weighted Average Outstanding               8,099,000      8,104,000
                                      -----------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets

=====================================================================
                                        DECEMBER 31,    SEPTEMBER 30,
                                            1996            1996
=====================================================================
ASSETS

Current Assets:
 Cash and Cash Equivalents               $ 16,377,000    $ 18,501,000
 Short-term Investments                     2,000,000       2,000,000
 Accounts and Notes Receivable              4,896,000       4,165,000
 Related Party Notes Receivable               703,000         737,000
 Inventories                               12,965,000      11,297,000
 Prepaid Expenses and Other Assets          1,265,000         946,000
                                     --------------------------------
  Total Current Assets                     38,206,000      37,646,000

Property, Plant and Equipment, Net         76,429,000      77,217,000
Development Property                        8,741,000       8,631,000
Real Estate Equity Investments             18,860,000      18,698,000
Other Assets                                2,771,000       2,858,000
Restricted Cash                             5,305,000       4,969,000
                                     --------------------------------
  TOTAL ASSETS                           $150,312,000    $150,019,000
                                     --------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets

=========================================================================
                                            DECEMBER 31,    SEPTEMBER 30,
                                                1996             1996
=========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued
  Liabilities                               $  6,959,000     $  5,407,000
 Current Portion of Long-Term Debt             7,334,000        7,334,000
                                        ---------------------------------
  Total Current Liabilities                   14,293,000       12,741,000

 Long-Term Debt                               29,569,000       29,452,000
 Deferred Income Taxes                         9,661,000       10,101,000
                                        ---------------------------------
  TOTAL LIABILITIES                           53,523,000       52,294,000
                                        ---------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock              3,569,000        3,569,000

Shareholders' Equity:
Common Stock                                     829,000          823,000
Capital in Excess of Par Value                78,399,000       78,331,000
Retained Earnings                             15,128,000       15,978,000
Treasury Stock                                (1,039,000)        (879,000)
Receivable from the Sale of Stock                (97,000)         (97,000)
                                        ---------------------------------
  Total Shareholders' Equity                  93,220,000       94,156,000
                                        ---------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY
                                        ---------------------------------
                                            $150,312,000     $150,019,000
                                        ---------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended December 31,

-----------------------------------------------------------------------
                                               1996            1995
=======================================================================
Cash Used For Operating Activities          $  (854,000)    $(5,058,000)
                                        -------------------------------

Cash Flows Used for Investing
 Activities:
 Capital Expenditures, Development
  Property Additions and Real Estate
  Equity Investments                         (1,184,000)     (1,394,000)
                                        -------------------------------
Net Cash Used For Investing Activities       (1,184,000)     (1,394,000)
                                        -------------------------------

Cash Flows From Financing Activities:
 Treasury Stock Acquired                       (156,000)        (29,000)
 Issuance of Common Stock                        70,000          39,000
                                        -------------------------------
Net Cash Provided By (Used For)
 Financing Activities                           (86,000)         10,000
                                        -------------------------------

Net Decrease in Cash and Cash
 Equivalents                                 (2,124,000)     (6,442,000)
Cash and Cash Equivalents, Beginning of
 Period                                      18,501,000      24,540,000
                                        -------------------------------
Cash and Cash Equivalents, End of Period    $16,377,000     $18,098,000
                                        -------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1996 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Condensed Consolidated Financial Statements for the three-month periods ended December 31, 1996 and 1995 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET LOSS PER COMMON SHARE

    Net loss per common share for the three-month periods ended December 31, 1996 and 1995 is determined based upon the weighted average number of common shares outstanding. Common share equivalents, although not considered during net loss periods, consist of outstanding stock options and warrants.

3.  INVENTORIES

    Inventories consist of the following:

                                    December 31,   September 30,
                                        1996           1996
                                    ------------   -------------

    Work-in-process                  $ 7,760,000     $ 5,011,000
    Raw materials and supplies         5,205,000       6,286,000
                                     -----------     -----------
    Total                            $12,965,000     $11,297,000
                                     -----------     -----------

4.  COMMITMENTS AND CONTINGENCIES

    In fiscal 1993, three shareholder lawsuits, purporting to be class actions, were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The plaintiffs have appealed the summary judgment ruling and portions of the trial proceedings to the Ninth Circuit of the United States District Court of Appeals. Oral arguments with respect to the appeal were conducted on February 11, 1997.

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

    During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal referred to above.

    The Company was served with a complaint on December 10, 1993 in a lawsuit brought by limited partners in a partnership of which one of the Company's former subsidiaries, divested in 1985, was a general partner. The plaintiffs allege that the Company is liable to them in the amount of approximately $5.9 million, plus interest, on a guarantee executed in 1982. In August 1996, the Company's cross-motion for summary judgment was granted, although the plaintiffs filed an appeal in January 1997. The Company believes that the claim against it is wholly without merit.

    The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

5.  SODIUM AZIDE

    In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel has licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in automotive airbag safety systems. In addition, Dynamit Nobel has provided technical support for the design, construction and start-up of the facility. The facility was constructed and is being operated by American Azide Corporation ("AAC"), a wholly-owned subsidiary of the Company.

    Under the Azide Agreements, Dynamit Nobel was to receive, for the use of its technology and know-how relating to its batch production process of manufacturing sodium azide, quarterly royalty payments of 5% of the quarterly net sales of sodium azide by AAC for a period of 15 years from the date the Company began to produce sodium azide in commercial quantities. In July 1996, the Company and Dynamit Nobel agreed to suspend the royalty payment effective as of July 1, 1995. As a result, in the third quarter of fiscal 1996, the Company recognized an increase in sodium azide sales of approximately $600,000. This amount had previously been recognized as a reduction of net sodium azide sales during the period July 1, 1995 through June 30, 1996.

    Commercial shipments of sodium azide began in April 1994 and are continuing, although sales and related variable operating margins have not reached a level sufficient to absorb fixed costs. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the U.S. airbag inflator market. There can be no assurance in that regard, however, and as a consequence, the Company cannot predict over what period of time, if at all, its sodium azide plant will operate at levels consistent with such expectations.

    The Company previously believed that the demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the AAC plant) by the 1994 model year (which for sodium azide sales purposes is the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers, although the Company's information with respect to competitiors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market environment, and other factors discussed below, there exists considerable pressure on the price of sodium azide.

    The Company believes that the price erosion of sodium azide over the past few years is due to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

    On January 7, 1997 the anti-dumping investigation initiated by Commerce, based upon the Company's petition, against the three Japanese producers of sodium azide was suspended by agreement.

    It is the Company's understanding that, owing to the terms of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for the time being. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement requires that it make all necessary price revisions to eliminate all United States sales at below "Normal Value," and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended (the Act), in connection with its future sales of sodium azide in the United States.

    The Suspension Agreement contemplates a cost-based determination of "Normal Value" and establishes reporting and verification procedures to assure compliance. Accordingly, the minimum pricing for sodium azide sold in the United States by the remaining Japanese producer will be based primarily on its actual costs, and may be affected by changes in the relevant exchange rates.

    Finally, the Suspension Agreement provides that it may be terminated by any party on 60 days notice, in which event the anti-dumping proceeding would be re-instituted at the stage to which it had advanced at the time the Suspension Agreement became effective.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales and Operating Revenues and Gross Profit

Sales and operating revenues were $8,396,000 and $9,776,000 during the three-month periods ended December 31, 1996 and 1995. Gross profit as a percentage of sales and operating revenues was 16 percent in the first three months of fiscal 1997 and 19 percent during the same period in fiscal 1996. A discussion of sales and operating revenues and gross profit percentages relating to the Company's principal operating activities is provided below.

Perchlorate Chemical Operations

Sales of all perchlorate chemicals amounted to approximately $4,149,000 and $5,145,000 during the three-month periods ended December 31, 1996 and 1995. In September 1996, Western Electrochemical Company ("WECCO") an indirect wholly-owned subsidiary of the Company, executed a purchase order for deliveries of AP to Thiokol Corporation ("Thiokol") during the fiscal year ending September 30, 1997. The purchase order amounts to approximately $13.3 million. In October 1995, the Company received a purchase order for the delivery of AP to another customer from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the order during the 1997-1999 period, and that could extend the contract to the year 2000. Based upon this backlog and negotiations currently in process, the Company estimates that total perchlorate revenues, including sodium perchlorate and potassium perchlorate, will range between $19 and $24 million during the fiscal year ended September 30, 1997.

Operating results during the first quarter of fiscal 1997 were adversely affected by a brief delay in a shipment of AP to a major customer. The product for this shipment was manufactured during the first quarter, and was ready to be shipped on schedule in late December. By reason of directions received from the customer, the shipment was delayed to early January. The shipment has now been completed. This delayed shipment represented approximately $2.4 million in revenues which will be recognized in the second quarter.

Sodium Azide Operations

Net sodium azide sales were $3,143,000 and $3,345,000 during the three-month periods ended December 31, 1996 and 1995, respectively. Commercial shipments of sodium azide began in April 1994 although sales and related variable operating margins have not reached a level sufficient to absorb fixed costs. The operation has however, recently been generating positive cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective of becoming the primary supplier to the U.S. automotive airbag inflator market. There can be no assurance in that regard however, and, as a consequence, the Company cannot predict over what period of time, if at all its sodium azide plant will operate at levels consistent with such expectations. See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the sodium azide market and the status of an antidumping petition the Company filed against certain Japanese producers of sodium azide.

Real Estate Operations

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and a 380-acre tract (Gibson Business Park) in Clark County, Nevada. All development property is held in fee simple. Substantially all of the Gibson Business Park land is pledged as collateral for certain debt (the "Azide Notes"). The Company is actively marketing its Nevada property for sale and development. About 240 acres of its Clark County land has been transferred to Gibson Ranch Limited Liability Company ("GRLLC") for the purpose of residential development, construction, and sale. The Iron County site is primarily dedicated to the Company's growth and diversification. Real estate and related sales amounted to $61,000 and $992,000 during the three-month periods ended December 31, 1996 and 1995, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales.

Environmental Protection Equipment Operations

Environmental protection equipment sales were approximately $550,000 and $132,000 during the three-month periods ended December 31, 1996 and 1995, respectively. As of January 31, 1997, this segment had a backlog of approximately $1,300,000. In addition, the Company has submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

Halotron Operations

Sales of Halotron amounted to approximately $436,000 in the first quarter of fiscal 1997 compared to $93,000 in the same period last year. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996. Although sales to date have been substantially less than expected, the Company remains optimistic about the prospects for Halotron sales.

Operating Expenses

Operating expenses were $2,363,000 and $2,350,000 during the three-month periods ended December 31, 1996 and 1995, respectively. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, during the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of the case referred to above.

Net Interest and Other Expense

The decrease in net interest and other expense in the first three months of fiscal 1997 compared to the first three months of fiscal 1996 is primarily due to the reduction in debt balances.

Credit for Income Taxes

The Company's effective income tax rates were approximately 34% during the three-month periods ended December 31, 1996 and 1995.

Operating Results

Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation; (ii) the timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income
(loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide and Halotron sales in the future is uncertain.

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management reviews on a quarterly basis whether the anticipated net cash flows from Halotron and sodium azide operations will be sufficient to recover the Company's investment in each of such facilities/projects. At December 31, 1996, the Company had approximately $68 million and $5.7 million in recorded net long-lived assets associated with sodium azide and Halotron, respectively. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated pricing and volume and the duration thereof, and expected costs associated with production. Management believes that such net asset balances are recoverable under the requirements of SFAS No. 121, although, in light of the uncertainties discussed above, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

Litigation

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation.

Inflation

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 1996 or 1995. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

Liquidity and Capital Resources

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of January 31, 1997, the Company had repurchased approximately 140,000 shares through this program.

As a result of the litigation described in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of the costs, if any, may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages relating to the shareholder lawsuits are insufficient. The Company has in force
substantial insurance covering this risk.    The Company's insurance carriers
have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that litigation related costs will be incurred.

Cash flows used in operating activities were $854,000 and $5,058,000 during the three-month periods ended December 31, 1996 and 1995, respectively. The increase in cash flows from operating activities is principally due to changes in working capital balances.

The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the satisfactory resolution of litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Forward-Looking StatementS/Risk Factors

Certain matters discussed in this Report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below. The following important risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

1. Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, further governmental budget decreases affecting the Department of Defense or NASA which would cause a continued decrease in demand for AP, the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition and the possible termination of such agreement, technological advances and improvements or new competitive products causing a reduction or elimination of demand of AP, sodium azide or Halotron, the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality and pricing, and the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases.

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

8. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 4 of Notes to Condensed Consolidated Financial Statements contained in this report and
    Note 10 in the Report on Form 10-K, and claims made by or against the Company relative to patents or property rights.

9. The adoption of new, or changes in existing, accounting policies and practices.