Form 10-Q
period 1997-03-31
AMERICAN PACIFIC CORP
filed 1997-05-14
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 1-8137

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                NOT APPLICABLE
                                --------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No__
                                               -

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,098,537 AS OF APRIL 30, 1997.

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

         None.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            The following Class C Directors were elected on March 11, 1997 at the Registrant's 1997 Annual Stockholders' Meeting:

              NAME                    VOTES FOR   VOTES WITHELD
          --------------------        ---------   -------------
          Fred D. Gibson, Jr.         6,831,258      805,945
          Victor M. Rosenzweig        7,570,174       67,029
          Berlyn D. Miller            7,570,176       67,027
          Dean M. Willard             7,569,646       67,557

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



                                    AMERICAN PACIFIC CORPORATION



Date:     May 13, 1997                                     /s/ C. Keith Rooker
                                                       -----------------------
                                                       C. Keith Rooker
                                                       Executive Vice President
                                                       Secretary/General Counsel



Date:     May 13, 1997                                     /s/ David N. Keys
                                                       ---------------------
                                                       David N. Keys
                                                       Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer; Principal
                                                       Financial and Accounting
                                                       Officer

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------

                                                     FOR THE THREE-MONTHS            FOR THE SIX-MONTHS
                                                         ENDED MARCH 31,                 ENDED MARCH 31,
                                                       1997           1996            1997            1996
--------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                       $ 9,382,000     $10,980,000     $17,778,000     $20,756,000
Cost of Sales                                        8,025,000       8,150,000      15,108,000      16,053,000
                                                --------------------------------------------------------------
Gross Profit                                         1,357,000       2,830,000       2,670,000       4,703,000

Operating Expenses                                   2,269,000       2,556,000       4,632,000       4,906,000

Equity in Earnings of Real Estate Venture
                                                       100,000                         100,000
                                                --------------------------------------------------------------


Operating Income (Loss)                               (812,000)        274,000      (1,862,000)       (203,000)

Net Interest and Other
  Expense                                              293,000         443,000         533,000         858,000
                                                --------------------------------------------------------------

Loss Before Credit for
  Income Taxes                                      (1,105,000)       (169,000)     (2,395,000)     (1,061,000)

Credit for Income Taxes                               (376,000)        (57,000)       (816,000)       (361,000)
                                                --------------------------------------------------------------

Net Loss                                           $  (729,000)    $  (112,000)    $(1,579,000)    $  (700,000)
                                                --------------------------------------------------------------

Net Loss Per Common Share                          $      (.09)    $      (.01)    $      (.19)    $      (.09)
                                                --------------------------------------------------------------


Weighted Average Common and Common Equivalent
 Shares Outstanding
                                                     8,098,000       8,106,000       8,098,000       8,105,000
                                                 --------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------
                                          MARCH 31,     SEPTEMBER 30,
                                            1997            1996
---------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents              $ 16,769,000    $ 18,501,000
  Short-term Investments                                    2,000,000
  Accounts and Notes Receivable             4,077,000       4,165,000
  Related Party Notes Receivable              685,000         737,000
  Inventories                              13,079,000      11,297,000
  Prepaid Expenses and Other Assets         1,020,000         946,000
                                     --------------------------------
    TOTAL CURRENT ASSETS                   35,630,000      37,646,000

Property, Plant and Equipment, Net         75,131,000      77,217,000
Development Property                        8,486,000       8,631,000
Real Estate Equity Investments             19,326,000      18,698,000
Other Assets                                2,748,000       2,858,000
Restricted Cash                             1,230,000       4,969,000
                                     --------------------------------
    TOTAL ASSETS                         $142,551,000    $150,019,000
                                     --------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------
                                                MARCH 31,      SEPTEMBER 30,
                                                   1997             1996
----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities     $  6,358,000     $  5,407,000
  Current Portion of Long-Term Debt               6,166,000        7,334,000
                                           ---------------------------------
    TOTAL CURRENT LIABILITIES                    12,524,000       12,741,000

  Long-Term Debt                                 24,681,000       29,452,000
  Deferred Income Taxes                           9,286,000       10,101,000
                                           ---------------------------------
    TOTAL LIABILITIES                            46,491,000       52,294,000
                                           ---------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock                 3,569,000        3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                        825,000          823,000
Capital in Excess of Par Value                   78,399,000       78,331,000
Retained Earnings                                14,399,000       15,978,000
Treasury Stock                                   (1,035,000)        (879,000)
Receivable from the Sale of Stock                   (97,000)         (97,000)
    TOTAL SHAREHOLDERS' EQUITY             ---------------------------------
                                                 92,491,000       94,156,000
                                           ---------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'        ---------------------------------
 EQUITY                                        $142,551,000     $150,019,000
                                           ---------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE THREE-MONTHS             FOR THE SIX-MONTHS
                                                                     ENDED MARCH 31,                 ENDED MARCH 31,
                                                                  1997            1996            1997            1996
--------------------------------------------------------------------------------------------------------------------------
Cash Provided by
  Operating Activities                                         $ 7,151,000     $10,073,000     $ 6,297,000     $ 5,015,000
                                                           ---------------------------------------------------------------
 Cash Flows Used for
  Investing Activities:
  Capital Expenditures,
    Development Property Additions
    and Real Estate Equity
    Investments
                                                                  (591,000)     (3,228,000)     (1,775,000)     (4,622,000)
Net Cash Used For                                           ---------------------------------------------------------------
  Investing Activities                                            (591,000)     (3,228,000)     (1,775,000)     (4,622,000)
                                                           ---------------------------------------------------------------

Cash Flows From
  Financing Activities:
  Principal Payments on Debt                                    (6,168,000)     (5,000,000)     (6,168,000)     (5,000,000)
  Issuance of Common Stock                                                                          70,000          39,000
  Treasury Stock Acquired                                                                         (156,000)        (29,000)
Net Cash Used For Financing Activities
                                                           ---------------------------------------------------------------
                                                                (6,168,000)     (5,000,000)     (6,254,000)     (4,990,000)
                                                           ---------------------------------------------------------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                             392,000       1,845,000      (1,732,000)     (4,597,000)
Cash and Cash Equivalents,
  Beginning of Period                                           16,377,000      18,098,000      18,501,000      24,540,000
                                                           ---------------------------------------------------------------
Cash and Cash Equivalents, End of Period                       $16,769,000     $19,943,000     $16,769,000     $19,943,000
                                                           ---------------------------------------------------------------
Supplemental Disclosure of Cash
  Flow Information:
Interest Paid (net of amounts capitalized)                     $   851,000     $ 1,230,000     $   851,000     $ 1,230,000
                                                           ---------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1996 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Condensed Consolidated Financial Statements for the three-month and six-month periods ended March 31, 1997 and 1996 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

2.  NET LOSS PER COMMON SHARE

    Net loss per common share for the three-month and six-month periods ended March 31, 1997 and 1996 is determined based upon the weighted average number of common shares outstanding. Common share equivalents, although not considered during net loss periods, consist of outstanding stock options and warrants.

    The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128 "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ended after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

3.  INVENTORIES

    Inventories consist of the following:

                                     March 31,    September 30,
                                        1997           1996
                                    -----------   -------------
    Work-in-process                 $ 9,331,000     $ 5,011,000
    Raw materials and supplies        3,748,000       6,286,000
                                    -----------     -----------
    Total                           $13,079,000     $11,297,000
                                    -----------     -----------

4.  COMMITMENTS AND CONTINGENCIES

    In fiscal 1993, three shareholder lawsuits were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers. The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the Federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that neither the Company nor its directors and officers made misleading or inadequate statements regarding Halotron. The plaintiffs have appealed the summary judgment ruling and portions of the trial proceedings to the Ninth Circuit of the United States District Court of Appeals. Oral arguments with respect to the appeal were conducted on February 11, 1997.

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

5.  SODIUM AZIDE

    In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in automotive airbag safety systems. In addition, Dynamit Nobel has provided technical support for the design, construction and start-up of the facility. The facility was constructed and is being operated by American Azide Corporation ("AAC"), a wholly-owned subsidiary of the Company.

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

    In May, 1997 the Company entered into a three-year contract with Autoliv ASP, Inc. (formerly Morton International Automotive Safety Products). The contract provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract will commence in July 1997.

    The estimated sales value of the contract is approximately $45 - $55 million over the three-year period. This actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, that will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the contract. Management believes that the Autoliv contract will result in improved performance of the Company's sodium azide operations, although there can be no assurance in that regard.

    Commercial shipments of sodium azide began in April 1994. Sales and related variable operating margins have historically not been at a level sufficient to absorb fixed costs. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the U.S. airbag inflator market. There can be no assurance in that regard, however, and as a consequence, the Company cannot predict over what period of time, if at all, its sodium azide plant will operate at levels consistent with such expectations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $9,382,000 and $10,980,000 during the three-month periods ended March 31, 1997 and 1996, and $17,778,000 and $20,756,000
during the six-month periods ended March 31, 1997 and 1996. Gross profit as a percentage of sales and operating revenues was 15 percent in the first six months of fiscal 1997 compared to 23 percent during the same period in fiscal 1996. A discussion of sales and operating revenues and gross profit percentages relating to the Company's principal operating activities is provided below.

PERCHLORATE CHEMICAL OPERATIONS

Sales of all perchlorate chemicals amounted to approximately $6,110,000 and $5,344,000 during the three-month periods ended March 31, 1997 and 1996, and $10,259,000 and $10,489,000 during the six-month periods ended march 31, 1997 and 1996. In September 1996, Western Electrochemical Company ("WECCO") an indirect wholly-owned subsidiary of the Company, received a purchase order for deliveries of AP to Thiokol Corporation ("Thiokol") during the fiscal year ending September 30, 1997. The purchase order amounts to approximately $13.3 million. In October 1995, the Company received a purchase order for the delivery of AP to another customer from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the order during the 1997-1999 period, and that could extend the contract to the year 2000. Based upon this backlog and negotiations currently in process, the Company estimates that total perchlorate revenues, including sodium perchlorate and potassium perchlorate, will range between $20 and $22 million during the fiscal year ended September 30, 1997.

SODIUM AZIDE OPERATIONS

Net sodium azide sales were $1,975,000 and $2,685,000 during the three-month periods ended March 31, 1997 and 1996, and $5,118,000 and $6,003,000 during the six-month periods ended March 31, 1997 and 1996. Commercial shipments of sodium azide began in April 1994. Sales and related variable operating margins have historically not been at a level sufficient to absorb fixed costs. The operation has however, been generating positive cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Management believes that the Autoliv contract referred to in Note 5 of Notes to Condensed Consolidated Financial Statements will result in improved performance of the Company's sodium azide operations, although there can be no assurance thereof. See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the sodium azide market, the status of an antidumping petition the Company filed against certain Japanese producers of sodium azide and a description of the Autoliv contract.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and approximately 370 gross remaining acres in Clark County, Nevada. The Iron County site is primarily dedicated to the Company's growth and diversification. Substantially all of the Clark County land is pledged as collateral for certain debt (the "Azide Notes"). In 1994, approximately 240 acres of its Clark County land was transferred to Gibson Ranch Limited Liability Company ("GRLLC") for the purpose of residential development, construction, and sale.

Real estate and related sales amounted to $292,000 and $1,895,000 during the three-month periods ended March 31, 1997 and 1996, and $353,000 and $2,887,000 during the six-month periods ended March 31, 1997 and 1996. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of equity in earnings of GRLLC. In April and May 1997, three land sales totaling approximately $3.1 million closed. These sales had been scheduled to close in the second quarter of fiscal 1997.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $429,000 and $832,000 during the second quarter of fiscal 1997 and 1996, and $979,000 and $964,000 during the six-month periods ended March 31, 1997 and 1996. As of April 30, 1997, this segment had a backlog of approximately $1,077,000. In addition, the Company has submitted a number of bids, although there can be no assurance that any of these bids will result in future orders.

HALOTRON OPERATIONS

Sales of Halotron amounted to approximately $488,000 and $180,000 during the second quarter of fiscal 1997 and 1996, and $924,000 and $273,000 during the first six months of fiscal 1997 and 1996. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996.

OPERATING EXPENSES

Operating expenses were $2,269,000 and $2,556,000 during the three-month periods ended March 31, 1997 and 1996, and $4,632,000 and $4,906,000 during the six-
month periods ended March 31, 1997 and 1996. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, during the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of the case referred to above.

NET INTEREST AND OTHER EXPENSE

The decrease in net interest and other expense in the first three and six months of fiscal 1997 compared to the same periods in fiscal 1996 is primarily due to the reduction in debt balances.

CREDIT FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the three-month and six-month periods ended March 31, 1997 and 1996.

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

The Company's efforts to produce, market and sell Halotron I and Halotron II are, among other factors, dependent upon the political climate and environmental regulations that exist and may vary from country to country. Although the Company is satisfied with the progress and performance characteristics of Halotron I and Halotron II, the magnitude of additional orders received, if any, in the future will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions and the ultimate extent of market acceptance.

As a result of the uncertainties with respect to the sodium azide business referred to above, the Company may experience significant variations in sodium azide sales and related operating results from quarter to quarter.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management periodically reviews whether the anticipated net cash flows from Halotron and sodium azide operations will be sufficient to recover the Company's investment in each of such facilities/projects. At March 31, 1997, the Company had approximately $66.9 million and $5.6 million in recorded net long-lived assets associated with sodium azide and Halotron, respectively. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated pricing and volume and the duration thereof, and expected costs associated with production. Management believes that such net asset balances are recoverable under the requirements of SFAS No. 121, although, in light of the uncertainties discussed above, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

LITIGATION

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the six-month periods ended March 31, 1997 or 1996.
The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of March 31, 1997, the Company had repurchased approximately 140,000 shares through this program.

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

Cash flows from operating activities were $6,297,000 and $5,015,000 during the six-month periods ended March 31, 1997 and 1996, respectively. The increase in cash flows from operating activities is principally due to changes in working capital balances.

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