Form 10-Q
period 1997-06-30
AMERICAN PACIFIC CORP
filed 1997-07-30
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                     Applicable Only to Corporate Issuers

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,098,537 AS OF JULY 31, 1997.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 12 of this Report on Form 10-Q.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The information required by Item 303 of Regulation S-K is provided on pages 13 through 17 of this Report on Form 10-Q.

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

         None.

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits and Reports on Form 8 -K
         ---------------------------------

         (a) The following Exhibit is filed in connection with the Registrant's electronic filing:

                   27.  Financial Statement Schedules.

         (b) None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN PACIFIC CORPORATION



Date:  July 30, 1997                           /s/ John R. Gibson
                                               ----------------------
                                               John R. Gibson
                                               President and Chief Executive
                                               Officer



Date:  July 30, 1997                           /s/ David N. Keys
                                               ---------------------
                                               David N. Keys
                                               Vice President,
                                               Chief Financial Officer and
                                               Treasurer;  Principal
                                               Financial and Accounting
                                               Officer

                         AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                FOR THE THREE-MONTHS                 FOR THE NINE-MONTHS
                                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                               1997              1996               1997              1996
------------------------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                               $12,767,000        $10,617,000        $30,545,000        $31,373,000
Cost of Sales                                               10,434,000          8,293,000         25,542,000         24,346,000
                                                           -------------------------------------------------------------------------
 Gross Profit                                                2,333,000          2,324,000          5,003,000          7,027,000

Operating Expenses                                           2,304,000          2,035,000          6,936,000          6,941,000

Equity in Earnings of Real Estate
 Venture                                                                          600,000            100,000            600,000

                                                           -------------------------------------------------------------------------
Operating Income (Loss)                                         29,000            889,000         (1,833,000)           686,000

Net Interest and Other
 Expense                                                       202,000            357,000            735,000          1,215,000
                                                           -------------------------------------------------------------------------

Income (Loss) Before Provision (Credit)
 for Income Taxes                                             (173,000)           532,000         (2,568,000)          (529,000)

Provision (Credit) for Income Taxes                            (59,000)           181,000           (875,000)          (180,000)

                                                           -------------------------------------------------------------------------
Net Income (Loss)                                          $  (114,000)       $   351,000        $(1,693,000)       $  (349,000)
                                                           -------------------------------------------------------------------------

Net Income (Loss) Per Common
 Share                                                     $      (.02)       $       .04        $      (.21)       $      (.04)
                                                           -------------------------------------------------------------------------

Weighted Average Common and Common
 Equivalent Shares Outstanding                               8,098,000          8,142,000          8,098,000          8,105,000
                                                           ------------------------------------------------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,                      SEPTEMBER 30,
                                                                      1997                            1996
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents                                   $      14,568,000                  $     18,501,000
 Short-term Investments                                                                                2,000,000
 Accounts and Notes Receivable                                       5,851,000                         4,165,000
 Related Party Notes Receivable                                        664,000                           737,000
 Inventories                                                        12,837,000                        11,297,000
 Prepaid Expenses and Other Assets                                   1,214,000                           946,000
                                               -----------------------------------------------------------------
  TOTAL CURRENT ASSETS                                              35,134,000                        37,646,000

Property, Plant and Equipment, Net                                  73,725,000                        77,217,000
Development Property                                                 7,295,000                         8,631,000
Real Estate Equity Investments                                      19,992,000                        18,698,000
Other Assets                                                         2,638,000                         2,858,000
Restricted Cash                                                      4,618,000                         4,969,000
                                               -----------------------------------------------------------------
  TOTAL ASSETS                                               $     143,402,000                 $     150,019,000
                                               -----------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,              SEPTEMBER 30,
                                                                          1997                    1996
--------------------------------------------------------------------------------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable and Accrued Liabilities                                 $  7,277,000            $  5,407,000
 Current Portion of Long-Term Debt                                           6,166,000               7,334,000
                                                               -----------------------------------------------
  TOTAL CURRENT LIABILITIES                                                 13,443,000              12,741,000

 Long-Term Debt                                                             24,787,000              29,452,000
 Deferred Income Taxes                                                       9,226,000              10,101,000
                                                               -----------------------------------------------
  TOTAL LIABILITIES                                                         47,456,000              52,294,000
                                                               -----------------------------------------------
 Commitments and Contingencies

 Warrants to Purchase Common Stock                                           3,569,000               3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                                                   825,000                 823,000
Capital in Excess of Par Value                                              78,399,000              78,331,000
Retained Earnings                                                           14,285,000              15,978,000
Treasury Stock                                                              (1,035,000)               (879,000)
Receivable from the Sale of Stock                                              (97,000)                (97,000)
                                                               -----------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                                 92,377,000              94,156,000
                                                               -----------------------------------------------
                                                               -----------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $143,402,000            $150,019,000
                                                               -----------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
                                                        FOR THE THREE-MONTHS                 FOR THE NINE-MONTHS
                                                           ENDED JUNE 30,                       ENDED JUNE 30,
                                                      1997              1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for)
 Operating Activities                               $(1,045,000)        $  (288,000)      $ 5,252,000       $ 4,727,000
                                            -------------------------------------------------------------------------------
 Cash Flows Used for
   Investing Activities:
   Capital Expenditures,
     Development Property
     Additions and Real Estate
     Equity Investments                              (1,156,000)           (405,000)       (2,931,000)       (5,027,000)
                                            -------------------------------------------------------------------------------

Net Cash Used For
 Investing Activities                                (1,156,000)           (405,000)       (2,931,000)       (5,027,000)
                                            -------------------------------------------------------------------------------

Cash Flows From
 Financing Activities:
 Principal Payments on Debt                                                                (6,168,000)       (5,000,000)
 Issuance of Common Stock                                                                      70,000            39,000
 Treasury Stock Acquired                                                                     (156,000)          (29,000)
                                            -------------------------------------------------------------------------------
Net Cash Used For Financing Activities
                                                                                           (6,254,000)       (4,990,000)
                                            -------------------------------------------------------------------------------
Net Decrease in Cash and
 Cash Equivalents                                    (2,201,000)           (693,000)       (3,933,000)       (5,290,000)
Cash and Cash Equivalents, Beginning of
 Period                                              16,769,000          19,943,000        18,501,000        24,540,000
                                            -------------------------------------------------------------------------------
Cash and Cash Equivalents,
 End of Period                                      $14,568,000         $19,250,000       $14,568,000       $19,250,000
                                            -------------------------------------------------------------------------------
Supplemental Disclosure of
 Cash Flow Information:
Interest Paid (net of amounts capitalized)
                                                    $   851,000         $ 1,230,000       $   851,000       $ 1,230,000
                                            -------------------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  BASIS OF REPORTING

    The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1996 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Condensed Consolidated Financial Statements for the three-month and nine-month periods ended June 30, 1997 and 1996 are unaudited. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

    In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this statement will have material impact on the Company's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on the Company's financial statement disclosure.

2.  NET LOSS PER COMMON SHARE

    Net loss per common share for the three-month and nine-month periods ended June 30, 1997 and 1996 is determined based upon the weighted average number of common shares outstanding. Common share equivalents, although not considered during net loss periods, consist of outstanding stock options and warrants.

3.  INVENTORIES

    Inventories consist of the following:

                                     June 30,     September 30,
                                       1997           1996
                                    -----------   -------------

    Work-in-process                 $ 8,619,000     $ 5,011,000
    Raw materials and supplies        4,218,000       6,286,000
                                    -----------     -----------
    Total                           $12,837,000     $11,297,000
                                    -----------     -----------

4.  COMMITMENTS AND CONTINGENCIES

    In fiscal 1993, three shareholder lawsuits were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers (the "Company Defendants"). The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the Federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that none of the Company Defendants made misleading or inadequate statements regarding Halotron. The District Court thereafter entered judgment in favor of the Company Defendants on the Halotron claims. The plaintiffs appealed the summary judgment ruling and the judgment on the jury verdict to the Ninth Circuit of the United States District Court of Appeals. On June 5, 1997, the Court of Appeals affirmed the judgments of the United States District Court in favor of the Company Defendants. On June 19, 1997, the plaintiffs filed an Appellants Petition for Rehearing and Suggestion of Rehearing En Banc with the Court of Appeals.

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

    During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeals referred to above.

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

    In May, 1997 the Company entered into a three-year contract with Autoliv ASP, Inc. (formerly Morton International Automotive Safety Products). The contract provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997.

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

    In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," Management periodically reviews whether the anticipated net cash flows from sodium azide operations will be sufficient to recover the Company's fixed asset investment in the facility. Sales and related variable operating margins have historically not been at a level sufficient to absorb fixed costs, including depreciation. As indicated above, Management believes that the Autoliv contract will result in improved performance of the sodium azide operations. Given the fact that deliveries under the Autoliv contract will commence in July 1997, Management believes that the actual sodium azide operating results in the fourth quarter of fiscal 1997 will be useful in the continuing evaluation of the recoverability of the Company's investment in sodium azide related fixed assets. Management believes that the Company's investment in such fixed assets is recoverable under the requirements of SFAS No. 121, although there may be significant differences between actual end estimated operating performance in the fourth quarter of fiscal 1997.
    In light of these factors and the uncertainties discussed below, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

    The Company previously believed that the demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the AAC plant) by the 1994 model year (which for sodium azide sales purposes is the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers and a declining market for sodium azide as a result of competing airbag inflation technology and methods, although the Company's information with respect to competitors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market environment, and other factors discussed below, there exists considerable pressure on the price of sodium azide.

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

    It is the Company's understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for the time being. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the

    Suspension Agreement requires that it make all necessary price revisions to eliminate all United States sales at below "Normal Value," and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended (the Act), in connection with its future sales of sodium azide in the United States.

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

6.  RESTRUCTURING UNDER CONSIDERATION

    The Company is currently undergoing a planning process respecting its structure, strategic direction and operational focus. This process may result in the consolidation and/or relocation of operations and/or the abandonment of operations or productive assets (including impairment issues discussed in the Notes to Condensed Consolidated Financial Statements and the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company expects this process to be completed in the fourth quarter of fiscal 1997. The implementation of any plan may result in events that trigger, among other things, the recognition of provisions for restructuring charges relating to the termination and/or relocation of operations and employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $12,767,000 and $10,617,000 during the three-month periods ended June 30, 1997 and 1996, and $30,545,000 and $31,373,000
during the nine-month periods ended June 30, 1997 and 1996. Gross profit as a percentage of sales and operating revenues was 16 percent in the first nine months of fiscal 1997 compared to 22 percent during the same period in fiscal 1996. A discussion of sales and operating revenues and gross profit percentages relating to the Company's principal operating activities is provided below.

PERCHLORATE CHEMICAL OPERATIONS

Sales of all perchlorate chemicals amounted to approximately $4,450,000 and $5,410,000 during the three-month periods ended June 30, 1997 and 1996, and $14,709,000 and $15,899,000 during the nine-month periods ended June 30, 1997 and 1996. In September 1996, Western Electrochemical Company ("WECCO") an indirect wholly-owned subsidiary of the Company, received a purchase order for deliveries of AP to Thiokol during the fiscal year ending September 30, 1997. The purchase order amounts to approximately $13.3 million. In October 1995, the Company received a purchase order for the delivery of AP to another customer from October 1996 through 1999 having a value in the range of $8 million to $10 million. This contract includes options that could increase the order during the 1997-1999 period, and that could extend the contract to the year 2000.
Based upon this backlog and negotiations currently in process, the Company estimates that total perchlorate revenues, including sodium perchlorate and potassium perchlorate, will range between $21 and $22 million during the fiscal year ended September 30, 1997.

SODIUM AZIDE OPERATIONS

Sodium azide sales were $3,252,000 and $3,325,000 during the three-month periods ended June 30, 1997 and 1996, and $8,370,000 and $9,355,000 during the nine-
month periods ended June 30, 1997 and 1996. Commercial shipments of sodium azide began in April 1994. Sales and related variable operating margins have historically not been at a level sufficient to absorb fixed costs. The operation has however, been generating positive cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Management believes that the Autoliv contract referred to in Note 5 of Notes to Condensed Consolidated Financial Statements will result in improved performance of the Company's sodium azide operations, although there can be no assurance thereof. See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the sodium azide market, the status of an antidumping petition the Company filed against certain Japanese producers of sodium azide and a description of the Autoliv contract.

REAL ESTATE OPERATIONS

The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and improved land in Clark County, Nevada. The Iron County site is primarily dedicated to the Company's growth and diversification. Substantially all of the Clark County land is pledged as collateral for certain debt (the "Azide Notes"). In 1994, approximately 240 acres of its Clark County land was transferred to Gibson Ranch Limited Liability Company ("GRLLC") for the purpose of residential development, construction, and sale. In addition to this project, the Company has approximately 120 net acres of land in Clark County available for sale and/or development.

Real estate and related sales amounted to $3,229,000 and $1,678,000 during the three-month periods ended June 30, 1997 and 1996, and $3,582,000 and $4,565,000 during the nine-month periods ended June 30, 1997 and 1996. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of equity in earnings of GRLLC.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $1,103,000 and $174,000 during the third quarter of fiscal 1997 and 1996, and $2,082,000 and $1,138,000 during the nine-month periods ended June 30, 1997 and 1996. As of June 30, 1997, this segment had a backlog of approximately $135,000. Two equipment purchase orders, totaling approximately $750,000, were received in July, 1997. The Company has submitted a number of bids on significant projects, although there can be no assurance that any of these bids will result in future orders.

HALOTRON OPERATIONS

Sales of Halotron amounted to approximately $703,000 and $48,000 during the third quarter of fiscal 1997 and 1996, and $1,627,000 and $321,000 during the first nine months of fiscal 1997 and 1996. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996.

OPERATING EXPENSES

Operating expenses were $2,304,000 and $2,035,000 during the three-month periods ended June 30, 1997 and 1996, and $6,936,000 and $6,941,000 during the nine-
month periods ended June 30, 1997 and 1996. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, during the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of the case referred to above.

NET INTEREST AND OTHER EXPENSE

The decrease in net interest and other expense in the first three and nine months of fiscal 1997 compared to the same periods in fiscal 1996 is primarily due to the reduction in debt balances.

CREDIT FOR INCOME TAXES

The Company's effective income tax rates were approximately 34% during the three-month and nine-month periods ended June 30, 1997 and 1996.

OPERATING RESULTS

Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation; (ii) the timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income
(loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain.

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

In accordance with the provisions of SFAS No. 121, Management periodically reviews whether the anticipated net cash flows from Halotron and sodium azide operations will be sufficient to recover the Company's investment in each of such facilities/projects. At June 30, 1997, the Company had approximately $65 million and $6 million in recorded net long-lived assets associated with sodium azide and Halotron, respectively. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated pricing and volume and the duration thereof, and expected costs associated with production. Management believes that such net asset balances are recoverable under the requirements of SFAS No. 121, although, in light of the uncertainties discussed above, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

As discussed in Note 6 to Notes to Condensed Consolidated Financial Statements, the Company is engaged in a planning process that may, upon implementation of the plan, result in the recognition of restructuring charges.

LITIGATION

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the six-month periods ended June 30, 1997 or 1996. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

On July 29, 1994, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of the Company's common stock through open market purchases and private transactions. Such authorization was briefly suspended. As of June 30, 1997, the Company had repurchased approximately 140,000 shares through this program.

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

Cash flows from operating activities were $5,252,000 and $4,727,000 during the nine-month periods ended June 30, 1997 and 1996, respectively. The increase in cash flows from operating activities is principally due to changes in working capital balances.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS

Certain matters discussed in this Report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below. The following important risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

     1. Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, further governmental budget decreases affecting the Department of Defense or NASA which would cause a continued decrease in demand for AP, the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition and the possible termination of such agreement, technological advances and improvements or new competitive products causing a reduction or elimination of demand of AP, sodium azide or Halotron, the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality and pricing, and the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases. Reference is also made to Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.

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