Form 10-K
period 1997-09-30
AMERICAN PACIFIC CORP
filed 1997-12-19
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
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

                  YES    X                         NO
                      -------                         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1997, was approximately $57,600,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 1, 1997 was 8,137,537.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for 1998 Annual Meeting of Stockholders to be filed not later than January 28, 1998 (Part III hereof).

     S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 1995 and 1993; S-2 Registration Statement (33-36664); Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990; S-8 Registration Statement (33-52898); S-3 Registration Statement (33-52196) and Current Report on Form 8-K dated February 28, 1992; (all incorporated by reference in Part IV hereof).

                                    PART 1

ITEM 1. BUSINESS
----------------

     American Pacific Corporation (the "Company") is engaged in the production of a specialty chemical, ammonium perchlorate ("AP"), for the aerospace and national defense industries. The Company is one of two domestic manufacturers of AP, which is used primarily as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. The Company's customers for AP are primarily contractors in programs of the National Aeronautics and Space Administration ("NASA") and the Department of Defense ("DOD"), and companies providing commercial satellite launch services. These NASA and DOD contractors are engaged in space exploration projects such as the Space Shuttle Program and in the production of defense systems. Other customers for the Company's AP include aerospace and defense agencies of foreign countries.

     On October 17, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") with Kerr-McGee Chemical Corporation ("Kerr-McGee"), the only other domestic manufacturer of AP, providing for the purchase by the Company of certain process data, technical information, customers lists, marketing contacts and related expertise of Kerr-McGee related to AP production and Kerr-McGee's business relating to such assets and the manufacture and sale of AP. Under the Agreement, Kerr-McGee agreed to cease production and sale of AP except in the limited circumstances set forth in the Agreement. Upon consummation of the transaction, the Company will become the sole domestic manufacturer of AP. See "Ammonium Perchlorate - Agreement with Kerr-McGee."

     The Company is a party to agreements with Dynamit Nobel A.G., of Germany ("Dynamit Nobel") relating to the production and sale of sodium azide, the principal component of a gas generant used in automotive airbag systems. Dynamit Nobel licensed to the Company, on an exclusive basis for the North American market, its technology and know-how in the production of sodium azide, and has provided technical support for the design, construction and start-up of the Company's sodium azide facility. Funding for the facility was partially provided by means of the sale of $40,000,000 principal amount of noncallable subordinated secured notes (the "Azide Notes") to a major state public employee retirement fund and a leading investment management company. The Company commenced commercial sales of sodium azide in fiscal 1994. In January 1996, the Company filed an antidumping petition with the United States International Trade Commission ("ITC") and the United States Department of Commerce ("Commerce") in response to the unlawful pricing practices of Japanese producers of sodium azide. In the fourth quarter of fiscal 1997, the Company recognized an impairment charge of $52,605,000 relating to the fixed assets used in the production of sodium azide. See "Sodium Azide- Market" and "Sodium Azide - Competition."

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

     See Note 12 of Notes to Consolidated Financial Statements for information concerning revenues, operating profits and identifiable assets of the Company's industry segments and for financial information about domestic operations and export sales. The Company's perchlorate chemical operations accounted for approximately 52%, 51% and 75% of revenues during the years ended September 30, 1997, 1996 and 1995, respectively. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

SPECIALTY CHEMICALS

STRATEGY

     The Company's strategy is to become the premier producer of AP and to apply the technology and expertise gained over 30 years in the production of AP to other activities, such as sodium azide and Halotron, perchlorate chemicals other than AP, and additional specialty chemical business opportunities, and to its environmental protection equipment business. The Company's strategy has been to use proven technologies and target growing markets to produce and sell specialty chemicals for which there is perceived demand. Where feasible, the Company may endeavor to gain access to such technologies and markets by cooperative arrangements with others to which it can contribute its operating and management expertise. The Company regularly evaluates business opportunities that are presented to it.

AMMONIUM PERCHLORATE

MARKET

     AP is the sole oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. A significant number of existing and planned launch vehicles providing access to space for communications, observation, intelligence and scientific exploration are propelled by solid fuel rockets and thus depend, in part, upon AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel.

     The Company has supplied AP for use in space exploration programs for over 30 years, beginning with the Titan program in the early 1960s. Today, its principal space exploration customer is the Space Shuttle Program, for which the Company supplies approximately one-half to substantially all of Program AP requirements. The Company's AP is also used in expendable rockets that launch satellites for communications, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring. The Company is a qualified supplier of AP to a number of defense programs, including the Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs.

     Demand for AP has declined steadily over the past five years but appears to have leveled off recently on a worldwide basis at approximately 20,000,000 pounds annually. Supply capacity is substantially in excess of the estimated demand levels. In an attempt to rationalize the AP industry, the Company entered into the Agreement with Kerr-McGee. See "Ammonium Perchlorate - Agreement with Kerr-McGee."

CUSTOMERS

     Prospective purchasers of AP consist principally of contractors in programs of the DOD and NASA. As a practical matter, the specialized nature of these contractors' activities restricts entry by others into competition with them.
As a result, there are relatively few potential customers for AP, and individual customers for AP typically account for a significant portion of the revenues of AP manufacturers. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors. Historically sales to foreign agencies and their contractors have not accounted for significant percentages of AP sales. See "Ammonium Perchlorate - Competition."

     Thiokol Corporation ("Thiokol") accounted for 35%, 47% and 71% of the Company's revenues during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Alliant Techsystems, Inc. ("Alliant") accounted for approximately 10% of the Company's revenues during the fiscal year ended September 30, 1997.

BACKLOG

     In September 1997, the Company received a purchase order for deliveries of AP to Thiokol during the fiscal year ending September 30, 1998. The purchase order amounts to approximately $16.1 million. In October 1995, the Company received a purchase order from another customer for the delivery of AP from October 1996 through 1999 having a value in the range of $8 million to $10 million. Approximately $4.5 million of this purchase order was delivered in fiscal 1997. This purchase order includes options that could increase the order during the 1998-1999 period, and that could extend the purchase order to the year 2000. As a result of the above purchase orders, the Company has a backlog of approximately $18.3 million for deliveries of AP in fiscal 1998.

MANUFACTURING CAPACITY AND PROCESS

     Production of AP at the Company's current manufacturing facility commenced in July 1989. This facility, as currently configured, is capable of producing 30,000,000 pounds of AP annually. It is expandable to enable production of up to 40,000,000 pounds annually. AP produced at the facility and propellants incorporating such AP have qualified for use in all NASA and DOD programs for which testing has been conducted. Since the qualification process was completed, AP produced at the facility has been used in numerous Space Shuttle launches. AP produced by the Company is also used in programs such as the Navy Standard Missile and Multiple Launch Rocket System programs and Alliant's Delta program.

     The AP facility is designed to site particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials handling systems designed, constructed and operated in accordance with the operating and safety requirements of the Company's AP customers, insurance carriers and governmental authorities. Equipment required in the manufacturing process includes storage tanks for use at various stages, electrolytic cells, glass-lined reactor vessels, crystallizer vessels, dryers and blenders.

     AP is manufactured by electrochemical processes using the Company's proprietary technology. The principal raw materials used in the manufacture of AP (other than electrical energy) are salt, ammonia and hydrochloric acid. All of the raw materials used in the AP manufacturing process are available in commercial quantities and the Company has had no difficulty in obtaining necessary raw materials. The Company is a party to an agreement with Utah Power & Light Company for its electrical requirements at the AP manufacturing facility. Prices paid by the Company for raw materials have been relatively stable, with no discernible long-term price fluctuations. The Company's agreement with Utah Power and Light provides for the supply of power for a minimum ten-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. The Company is in the process of negotiations for its expected power requirements beyond 1998. The Company's AP production requires substantial amounts of electric power.

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

COMPETITION

     Kerr-McGee is the only other manufacturer of AP in the United States, and currently claims an annual capacity of approximately 36,000,000 pounds. Kerr-McGee has in the past produced more AP than the Company and has substantially greater financial resources. The pricing and procurement practices of the principal AP customers that have been in effect for over 10 years were formulated to support more than one United States producer of AP. These practices have resulted in a negotiated price for the bulk of the Company's product based on settled margins above fully allocated costs. The Company has maintained close communication with its principal customers and with the relevant governmental agencies for the purpose, among other things, of enabling management to assess, on a continuing basis, future product demand and customer satisfaction and to maintain the Company's market share. The Company has entered into long-term pricing agreements for AP with its major customers that are contingent upon the closing of the Agreement with Kerr-McGee and, on a continuing basis, that will be contingent upon agreement on the terms of specific purchase orders.

AGREEMENT WITH KERR-MCGEE

     On October 10, 1997, the Company, through AMPAC, Inc., a wholly owned subsidiary, entered into the Agreement with Kerr-McGee, pursuant to which the Company agreed to acquire and Kerr-McGee agreed to sell certain process data, technical information, customer lists, marketing contacts and related expertise of Kerr-McGee related to its production of AP (the "Assets") and substantially all the business of Kerr-McGee relating to the Assets and to the manufacture and sale of AP (the "Acquisition") for a purchase price of $39,000,000. Under the Agreement, the Company will also acquire an option (the "Option") to purchase all or any portion of the inventory of AP stored at Kerr-McGee's premises on the Closing Date of the Acquisition (the "Closing Date") and not owned by, or identified to a firm order from, a Kerr-McGee customer (the "Inventory"). The Option is exercisable from time to time within the 12 month period commencing on the Closing Date (the "Option Period"). The Acquisition does not include Kerr-McGee's production facilities (the "Production Facilities"), and certain related water and power supply agreements used by Kerr-McGee in the production of AP. Under the Agreement, Kerr-McGee has agreed to cease the production and sale of AP, except under certain limited circumstances provided for in the Agreement. The Production Facilities may continue to be used by Kerr-McGee for production of AP under such circumstances. Under the Agreement, Kerr-McGee has reserved a perpetual, royalty free, nonexclusive license to use any of the technology forming part of the Assets as may be necessary or useful to use, repair or sell the Production Facilities (the "Reserved License").

     Under the Agreement, Kerr-McGee also reserves the right (the "Reserved Rights") to produce and sell AP (i) to fulfill orders scheduled for delivery after the closing, subject to making payments to the Company with respect to such orders as provided in the Agreement, and (ii) in certain other limited circumstances, including the Company's inability to meet customer demand or requirements, failure to exercise the Option in full or breach of the Agreement.

     The Agreement provides that, together with the Reserved License, Kerr-McGee is freely permitted in its discretion to (i) lease, sell, dismantle, demolish and/or scrap all or any portion of the Production Facilities, (ii) retain the Production Facilities for manufacture of Reclaimed Product, and (iii) maintain the Production Facilities in a "standby" or "mothballed" condition so they will be capable of being used to produce AP under the limited circumstances referred to above.

     The Company's obligation to close under the Agreement is conditioned upon: the accuracy of Kerr-McGee's representations therein; compliance by Kerr-McGee with its obligations thereunder; the absence of material adverse change impairing the Assets or Kerr-McGee's AP Business; the closing of a financing in an amount at least equal to the purchase price for the Assets of $39,000,000; and the conclusion by the Company of a long-term supply agreement with its major customers for the sale and purchase of AP, if the existence of such an agreement is determined by the Company in good faith to be necessary to obtain customer acquiescence to the Acquisition.

     Kerr-McGee's obligation to close under the Agreement is conditioned upon: the accuracy of the Company's representations therein; compliance by the Company with its obligations thereunder; receipt of a guaranty by the Company of its subsidiary's obligations under the Agreement; and the conclusion by Kerr-McGee of an agreement with NASA and/or Thiokol to hold the Production Facilities in a standby status for production of AP, if the existence of such an agreement is determined by Kerr-McGee in good faith to be necessary to obtain their acquiescence or to facilitate a favorable review of the Acquisition by the Federal Trade Commission ("FTC") or Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act (the "H-S-R Act") or other applicable law.

     The obligation of each of the parties to close under the Agreement is further conditioned upon: submission by both parties of notification under the H-S-R Act and either the waiting period under the Act having expired with no adverse action having been taken or requests for further information having been received, or action on the notification deemed satisfactory by each of the parties having been received; the Closing of the Acquisition not constituting or causing a violation of any applicable covenant or condition contained in any contract to which either party is bound; approval of the Closing and all related actions by the board of directors of each party, and by the respective managements and boards of directors of their parent companies; conclusion of a long-term supply agreement between the parties whereby Kerr-McGee would provide sodium chlorate as a raw material to the Company, if the parties mutually agree that such long-term supply agreement is necessary for successful completion of the transactions contemplated by the Agreement; absence of any suit or proceeding threatened or pending which seeks to restrain, prohibit, challenge or obtain damages or other relief in connection with the Agreement or consummation of the Acquisition; and receipt by each party of an opinion from its respective counsel that consummation of the Acquisition will not result in violation of any applicable law.

     In December 1997, the Company received notification that the FTC had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notification filings with the FTC and Department of Justice.

SODIUM AZIDE

SODIUM AZIDE FACILITY

     In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel has licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in certain automotive airbag safety systems. In addition, Dynamit Nobel has provided technical support for the design, construction and startup of the facility. The facility was constructed on land owned by the Company in Iron County, Utah for its owner and operator, American Azide Corporation ("AAC"), a wholly-owned indirect subsidiary of the Company, and has an annual design capacity of 6,000,000 pounds.

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

FINANCING

     On February 21, 1992, the Company concluded a $40,000,000 financing for the design, construction and startup of the sodium azide facility through the sale of the Azide Notes. The funds were provided by a major state public retirement fund and an investment management company. The Azide Notes provide for the semi-annual payment in arrears of interest at the rate of 11% per annum. Principal is to be amortized to the extent of $5,000,000 on each of the fourth through ninth anniversary dates of funding, with the remaining $10,000,000 principal amount to be repaid on the tenth anniversary date. At September 30, 1997, $10,000,000 principal amount of the Azide Notes had been repaid. The Azide Notes are secured by the fixed assets and stock of AAC as well as by a deed of trust on certain land in Clark County, Nevada being developed by the Company. The Company issued Warrants ("the Warrants") to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of the Company's Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that the Company issues or is deemed to issue stock, rights to stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of stock splits, mergers or similar transactions. The terms of the Warrants permit their exercise by delivery to the Company for cancellation of a principal amount of the Azide Notes equivalent to the exercise price of the Warrants being exercised. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

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

     On each of December 31, 1995, 1997 and 1999, holders of the Warrants have the right to put to the Company as much as one-third thereof at prices determined by the Company's fully diluted earnings per share and multiples of 13, 12 and 11 respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% per annum internal rate of return to the date of the put (inclusive of the Azide Notes' yield). On or after December 31 of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered under the Securities Act of 1933, as amended, on one occasion, as well as certain incidental registration rights.

MARKET

     A number of firms have devoted extensive efforts for at least 25 years to the development of automotive airbag safety systems. These efforts have resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that historically has been based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. Therefore, the majority of all commercially developed automotive airbag systems installed to date incorporate inflation technology based on the use of the sodium azide. Other inflator technologies have been developed and are achieving market acceptance.

     The Company expects demand for airbag systems in North America and worldwide to increase significantly over the next 10 years. However, the level of demand for sodium azide will depend, in part, upon the penetration of competing inflator technologies that are not based upon the use of sodium azide. Based principally upon market information received from inflator manufacturers, the Company expects sodium azide use to decline and that inflators using sodium azide will ultimately be phased out.

       The Company previously believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the AAC plant) by the 1994 model year (which for sodium azide sales purposes was the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers, although the Company's information with respect to competitors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market environment, and other factors discussed below, sodium azide prices have decreased significantly over the past several years.

     The Company believes that the price erosion of sodium azide over the past few years has been due, in part, to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

     On January 7, 1997 the anti-dumping investigation initiated by Commerce, based upon the Company's petition, against the three Japanese producers of sodium azide was suspended by agreement. It is the Company's understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for the time being. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement requires that it make all necessary price revisions to eliminate all United States sales at below "Normal Value," and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended, in connection with its future sales of sodium azide in the United States.

     The Suspension Agreement contemplates a cost-based determination of "Normal Value" and establishes reporting and verification procedures to assure compliance. Accordingly, the minimum pricing for sodium azide sold in the United States by the remaining Japanese producer will be based primarily on its actual costs, and may be affected by changes in the relevant exchange rates.

     Finally, the Suspension Agreement provides that it may be terminated by any party on 60 days' notice, in which event the anti-dumping proceeding would be re-instituted at the stage to which it had advanced at the time the Suspension Agreement became effective.

CUSTOMERS

     The two major suppliers of airbag inflators in the United States are TRW and Autoliv ASP, Inc. ("Autoliv") (formerly Morton International Automotive Safety Products). AAC has received notification that sodium azide produced at its Utah plant is qualified for use in most sodium azide based airbag inflator products of Autoliv and TRW. In May 1997, the Company entered into a three-year agreement with Autoliv which provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The estimated sales value of the agreement is approximately $45 - $55 million over the three-year period. The actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, that will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the contract.

COMPETITION

     The Company believes that a Canadian facility is currently the sole competing producer of sodium azide in commercial quantities in North America. Dynamit Nobel in Germany, one producer in Japan and two producers in India also currently produce sodium azide. It is possible that domestic or foreign entities will seek to develop additional sodium azide production facilities in North America. It is also possible that other inflator technologies, either existing or not yet fully developed or identified, will achieve significant market share and consequently reduce demand for sodium azide. The Company's plans with respect to its sodium azide project continue to be grounded in the Company's objective to become the major supplier to the North American airbag inflator market, but there can be no assurance of its ability to achieve this goal or of future levels of demand for sodium azide.

     The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, Management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. In addition, although the Company has achieved significant gains in market share that appear to relate to the Company's anti-dumping petition and the Suspension Agreement, Management believes that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continue to exist, during the fourth quarter of fiscal 1997, Management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, and as a result of this valuation technique, an impairment charge of $52,605,000 was recognized in the fourth quarter of fiscal 1997.

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

HALOTRON

     Halotron is a fire suppression system, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as fire suppression agents in military, industrial, and commercial applications. The impetus for the invention of Halotron was provided by the discovery during the 1980s that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation. A reduction in stratospheric ozone is believed to have the potential to result in long-term increases in skin cancer and cataracts, suppression of the human immune system and damage to crops and natural ecosystems. As a result of disclosures concerning the various halon compounds in use, the Montreal Protocol on Substances that Deplete the Ozone Layer, which became effective in 1989 and was strengthened in 1992 and 1996, froze at 1986 levels the production of halons, imposed a phase-out of the production of halons and completely banned production of halons, as of December 31, 1995.

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

     Halotron I, the first phase of Halotron, has been extensively and successfully tested. Halotron I is designed to replace halons in streaming and in limited flooding applications. Halotron II is intended to replace halons in flooding applications. Succeeding Halotron phases, if designed, will be intended to supersede earlier Halotron phases, generally on an optimized application by application basis, and will be intended to meet more strict environmental constraints expected to be applied in the future.

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

     In September 1997, the Company and Badger Fire Protection, Inc. ("Badger") began UL fire tests of a line of portable fire extinguishers using Halotron I. Assuming final UL certifications are received, it is the Company's understanding that Badger expects to begin distribution of this line during the first half of calendar 1998. The Company is also marketing Halotron I to other fire extinguisher manufacturers.

     In August 1997, the Company completed a study which concluded that the market for halon substitutes anticipated by the Company when it entered into the Halotron business in 1992 has not materialized and that the market for "clean gas" substitutes for Halon 1211 would remain substantially smaller than the peak use in 1988. Although the study also concluded that the Company's Halotron product could command a significant percentage of this smaller than anticipated market there can be no assurance in that regard. In order for the Company to achieve and maintain market share for Halotron, and a long term presence in the industry, it may be necessary for the Company to expend considerable additional funds and effort in research and development. Although current Halotron phases have an Ozone Depletion Potential ("ODP") that is significantly lower than that of halons and meets current environmental standards, potential users of halon replacements may eventually require a product with zero ODP. Environmental standards may also be expected to mandate this result. Accordingly, the product life of current Halotron phases may be limited and the Company may be required to produce succeeding Halotron phases that can meet increasingly stringent standards. There can be no assurance that such phases will be capable of production or that a competitor or competitors will not develop fire suppression agents with comparable or superior qualities.

COMPETITION

     Potential halon alternatives and substitutes will compete as to performance characteristics, environmental effects and cost. Performance characteristics include throw ability, visibility after application, after-fire damage, equipment portability and versatility, low temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP, GWP (global warming potential) and toxicity. Potential halon substitutes include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire suppressing chemicals and systems and will have greater financial resources than those available to the Company. In 1996 Dupont introduced a new alternative fire extinguishing agent called FE-36(, which is intended to replace Halon 1211. The Company has limited information with respect to this agent, but understands that SNAP approval is currently pending. Dupont claims that FE-36( meets application, performance, toxicity and environmental standards as a Halon 1211 replacement. The Company expects that there will be several competitive products in the same market as Halotron II.

HALOTRON AGREEMENT

     On August 30, 1991, the Company entered into an agreement (the "Halotron Agreement") with Jan Andersson and AB-Bejaro Product, granting the Company the option (which was exercised in February, 1992) to acquire the exclusive worldwide rights to manufacture and sell Halotron. The Halotron Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron I (see below), which, together with testing performed at independent laboratories in

Sweden and the United States and consulting services that have been provided by its inventors, was intended to enable the Company to evaluate Halotron I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden. On February 26, 1992, the Company acquired the rights provided for in the Halotron Agreement, gave notice to that effect to the inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron I, the rights acquired by the Company include rights under all present and future patents relating to Halotron I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $700,000 (the exercise price of $1,000,000, less advance payments previously made) and became obligated to pay the further sum of $1,500,000 in monthly installments of $82,000, commencing in March 1992. The license agreement between the Company and the inventors of Halotron I provide for a royalty to the inventors of 5% of the Company's net sales of Halotron I over a period of 15 years (however, see below for a discussion of certain litigation that terminated the inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with Mr. Andersson and AB-Bejaro Product under which, among other things, Halotron II (see below) has been developed.

     See Note 14 of Notes to Consolidated Financial Statements for a discussion of litigation associated with the Halotron Agreement.

HALOTRON FACILITY

     The Company has designed and constructed a Halotron facility that has an annual capacity of at least 6,000,000 pounds, located on land owned by the Company in Iron Country, Utah. Under the Halotron Agreement, the Company received the technical support of the inventors for the design, construction and operation of the new facility.

REAL ESTATE DEVELOPMENT

     The Company owns a 320-acre tract in Clark County, Nevada, and about 4,700 acres in Iron County, Utah. The Nevada tract is the site of the Gibson Business Park and the Company's Ventana Canyon joint venture residential project (see below). The 4,700 acre Utah site is primarily dedicated to the Company's growth and diversification.

     The Company maintains close ties with the Nevada Development Authority, the regional agency primarily responsible for economic development and diversification in Southern Nevada. Local marketing is done through real estate professionals and through business and organizational ties. The Gibson Business Park competes with several other industrial parks in the Las Vegas Valley, some of which offer comparable sites and amenities. It also competes with industrial parks in the Phoenix, Reno and Salt Lake City areas.

     During fiscal 1993, the Company contributed approximately 240 acres of its Clark County development property to Gibson Ranch Limited Liability Company ("GRLLC"), the developers of Ventana Canyon, a master-planned community primarily residential in character. The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution which was transferred to Real Estate Equity Investments. The Company's interest in GRLLC is assigned to secure the Azide Notes. An unrelated local real estate development group (the "Developer") contributed an adjacent 80 acre parcel to GRLLC. GRLLC is developing the 320-acre parcel as primarily a residential real estate development. Developer is the managing member of GRLLC and manages the business conducted by GRLLC. Certain major decisions, such as increasing debt and changes in the development plan or budget may be made only by a management committee on which the Company is equally represented. The profits and losses of GRLLC will be split equally between the Company and Developer after the return of advances and agreed upon values for initial contributions.

ENVIRONMENTAL PROTECTION EQUIPMENT

     The Company designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of sea water. Its OdorMaster systems eliminate odors from gases at sewage treatment plants, composting sites and pumping stations and at chemical, food processing and other industrial plants. These systems, which use electrochemical technology developed in the Company's specialty chemical operations, chemically deodorize malodorous compounds in contaminated air. Sodium hypochlorite is generated on-site from salt brine or sea water by circulation through electrolytic cells. Once generated, it is utilized within a scrubber tower containing both a spray area and a packing section to maximize contact between the scrubbing solution and the contaminated air. Sodium hypochlorite reacts chemically with the two most common air stream contaminants, hydrogen sulfide and ammonia, to produce non-noxious gases, water and salts. The salts, a by-product of the process, are then used to produce additional sodium hypochlorite which is then used for further odor treatment. Advanced OdorMaster systems place two or three scrubber towers in series to treat complex odors, such as those produced at sewage composting sites or in sewage sludge conditioning systems. ChlorMaster Brine and Sea water systems utilize a similar process to disinfect effluent at inland sewage treatment and industrial plants and to control marine growths in condenser cooling and service water at power and desalination plants and at oil drilling production facilities on seacoasts and offshore.

     The Company's customers for its OdorMaster System are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Oil and other industrial companies are customers of its ChlorMaster systems. Its systems are marketed domestically by sales representatives and overseas by sales representatives and licensees. The Company competes both with companies that utilize other decontamination processes and those that utilize technology similar to the Company's. All are substantially larger than the Company. The Company's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees. The market for this type of environmental protection equipment is estimated at several hundred million dollars annually and includes replacement as well as new sales.

     The backlog for environmental protection equipment at the end of the fiscal years ending September 30, 1997, 1996 and 1995 was $2,400,000, $1,800,000 and
$2,500,000, respectively.

INSURANCE

     The Company's insurance currently includes property insurance at estimated replacement value on all of its facilities and business interruption insurance. The Company also maintains liability insurance. Management believes that the nature and extent of the Company's current insurance coverages are adequate. The Company has not experienced difficulty obtaining the types and amounts of insurance it has sought.

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

ENVIRONMENT AND SAFETY

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

     Trace amounts of perchlorate chemicals were recently found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee's AP operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached appropriate conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute or assist with future remediation efforts, or the financial impacts, if any, of such contributions or assistance.

     The Company has one major operating facility (producing perchlorate chemicals, sodium azide, Halotron and environmental protection equipment) located in Iron County, Utah. The loss or shutdown of operations over an extended period of time at all or part of such facility would have a material adverse effect on the Company. The Company's operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of products and wastes, including explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks, such as required mediation of contamination. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company maintains property, business interruption and casualty insurance at levels which it believes are in accordance with customary industry practice, but there can be no assurance that the Company will not incur losses beyond the limits or outside the coverage of its insurance.

     On May 4, 1988, the former manufacturing and office facilities of the Company in Henderson, Nevada were destroyed by a series of massive explosions and associated fires (the "May 1988 Incident"). Extensive property damage occurred both at the Company's facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP, the Company's principal business, ceased for a 15-month period. Significant interruptions were also experienced in the Company's other businesses, which occupied the same or adjacent sites. While the Company's current facility is designed to site particular components of the manufacturing process in discrete areas of the facility and incorporates modern equipment and materials handling systems designed, constructed and operated in accordance with the operating and safety requirements of the Company's customers, insurance carriers and governmental authorities, there can be no assurance that another incident could not interrupt some or all of the activities carried on at the Company's current manufacturing site.

EMPLOYEES

     At September 30, 1997, the Company employed approximately 200 persons in executive, administrative, sales and manufacturing capacities. The Company considers relationships with its employees to be satisfactory.


ITEM 2. PROPERTIES
------------------

     The following table sets forth certain information regarding the Company's properties at September 30, 1997.


                                        Approximate
                                          Area or                   Approximate
   Location         Principal Use       Floor Space      Status     Annual Rent
---------------  --------------------  --------------  -----------  ------------
Iron County, UT   AP Manufacturing      217 acres       Owned            ___
                  Facility /(1)/
Iron County, UT   Sodium Azide          41 Acres        Owned/(3)/       ___
                  Manufacturing
                  Facility/ (2)/
Iron County, UT   Halotron              6,720 sq. ft.   Owned            ___
                  Manufacturing
                  Facility
Las Vegas, NV     Executive Offices:    22,262 sq. ft.  Leased/(4)/    $550,000
                  American Pacific
                  Corporation, Real
                  Estate Division

        (1) This facility, used for the production of perchlorate products, consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building.

        (2) This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space.

        (3) The sodium azide manufacturing facility and land upon which it is situated is subject to a deed of trust in favor of the holders of the Azide Notes.

        (4) These facilities are leased from 3770 Howard Hughes Parkway Associates Limited Partnership for an initial term of 10 years which began on March 1, 1991 at a current annual rental of $550,000.

        The Company's facilities are considered by it to be adequate for its present needs and suitable for their current use.

        For information with respect to real estate division properties owned by the Company see "Business - Real Estate Development." Substantially all land in Clark County, Nevada owned by the Company secures the Azide Notes and is subject to a mortgage and deed of trust in favor of the Azide Note holders.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In fiscal 1993, three shareholder lawsuits were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers (the "Company Defendants"). The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the Federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that none of the Company Defendants made misleading or inadequate statements regarding Halotron. The District Court thereafter entered judgment in favor of the Company Defendants on the Halotron claims. The plaintiffs appealed the summary judgment ruling and the judgment on the jury verdict to the Ninth Circuit of the United States District Court of Appeals. On June 5, 1997, the Court of Appeals affirmed the judgments of the United States District Court in favor of the Company Defendants. On June 19, 1997, the plaintiffs filed an Appellants Petition for Rehearing and Suggestion of Rehearing En Banc with the Court of Appeals. On September 3, 1997, the Court of Appeals denied the Petition for Rehearing. In October 1997, the plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.

     The Company was served with a complaint on December 10, 1993 in a lawsuit brought by limited partners in a partnership of which one of the Company's former subsidiaries, divested in 1985, was a general partner. The plaintiffs alleged that the Company was liable to them in the amount of approximately $5.9 million, plus interest, on a guarantee executed in 1982. In August 1996, the Company's cross-motion for summary judgment was granted by the Superior Court of the State of Delaware in and for New Castle County. The plaintiffs filed an appeal with the Supreme Court of the State of Delaware in January 1997. In October 1997, the Delaware Supreme Court affirmed the Superior Court's judgment.

     The Company is also involved in certain litigation relating to Halotron.

     The information set forth in Notes 10 and 14 of Notes to Consolidated Financial Statements regarding litigation is incorporated herein by reference. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "APFC." The table below sets forth the high and low bid prices of the Common Stock on the Nasdaq National Market for the periods indicated.


                                        Nasdaq National Market

                                        High               Low

        Fiscal Year 1997
        ----------------
        1st Quarter                     8 1/8              6 1/2
        2nd Quarter                     8 1/8              6 5/8
        3rd Quarter                     7 3/8              6 1/4
        4th Quarter                     7 11/16            6 5/8

        Fiscal Year 1996
        ----------------
        1st Quarter                     6 3/8              4 1/2
        2nd Quarter                     8                  5 1/2
        3rd Quarter                     7 1/8              5 3/4
        4th Quarter                     6 5/8              5 7/8


     At December 1, 1997, there were approximately 1,500 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in certain borrowing agreements restrict the Company's ability to pay dividends. (See Note 6 of Notes to Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,

=================================================================================================================
                                             1997           1996           1995           1994           1993
                                       --------------------------------------------------------------------------
                                                        (in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales and operating revenues                 $ 44,050       $ 42,381       $ 39,250       $ 51,193       $ 57,215
Cost of sales                                  36,420         32,579         29,861         26,317         24,612
Gross profit                                    7,630          9,802          9,389         24,876         32,603
Operating expenses                              9,509          9,367         11,210         12,522         11,931
Impairment charge                              52,605                                       39,401
Employee separation and management
   reorganization costs                         3,616                           226
Equity in real estate venture                     200            700
Operating income (loss)                       (57,900)         1,135         (2,047)       (27,047)        20,672
Interest and other income                       1,115          1,381          1,429          1,088          2,928
Interest and other expense                      2,001          2,836          1,709          3,315          7,796
Income (loss) before provision (credit)
   for income taxes                           (58,786)          (320)        (2,327)       (29,274)        15,804
Provision (credit) for income taxes           (10,101)          (109)          (791)        (9,937)         5,369
Net income (loss)                             (48,685)          (211)        (1,536)       (19,337)        10,435
Net income (loss) per common share (1)       $  (6.01)      $   (.03)      $   (.19)      $  (2.38)      $   1.26

BALANCE SHEET DATA:
Cash and cash equivalents and
   short-term investments                    $ 18,881       $ 20,501       $ 26,540       $ 24,884       $ 20,782
Restricted cash                                 3,580          4,969          3,743          1,584         37,218
Inventories and accounts and notes
   receivable                                  17,304         16,199         13,086         14,630         17,694
Property, plant and equipment - net            19,314         77,217         80,944         81,606        122,346
Development property                            7,362          8,631         10,296         11,525         12,717
Real estate equity investments                 20,248         18,698         17,725         14,526         12,979
Total assets                                   90,081        150,019        157,789        154,922        231,138
Working capital                                23,479         24,905         26,440         34,383         28,109
Notes payable and current portion
   of long-term debt                            6,166          7,334          8,500            504         43,504
Long-term debt                                 24,900         29,452         34,054         42,176         46,177
Shareholders' equity                           45,551         94,156         94,251         95,846        114,253



1)Per share amounts are based on the weighted average number of shares of Common Stock outstanding considering the dilutive effect, if any, of stock options and warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES

     Sales and operating revenues were $44,050,000 in fiscal 1997 compared to $42,381,000 in fiscal 1996. The increase is primarily due to increased perchlorate, sodium azide and Halotron sales. Such increase was partially offset by decreases in environmental protection equipment and real estate sales.

     Sales and operating revenues were $42,381,000 in fiscal 1996 compared to $39,250,000 in fiscal 1995. The increase is primarily due to increased sodium azide and real estate sales. Such increase was partially offset by a decrease in perchlorate revenues.

     The Company's perchlorate chemicals operations accounted for approximately 52%, 51% and 75% of revenues during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

     Gross profit as a percentage of sales and operating revenues was 17%, 23% and 24% during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The decrease in gross profit percentage in fiscal 1997 is primarily due to a decrease in perchlorate, sodium azide and environmental protection equipment margins. The decrease was offset by increases in halotron and real estate margins.

PERCHLORATE CHEMICAL OPERATIONS

     As discussed in Note 9 of Notes to Consolidated Financial Statements, on May 10, 1994, the Company and Thiokol executed an amendment to the 1989 Advance Agreement (the "Amendment"). The Amendment provided for the Company to receive revenues from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Total perchlorate chemical sales were $22,799,000, $21,451,000 and $29,300,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

     In September 1997, the Company received a purchase order for deliveries of AP to Thiokol during the fiscal year ending September 30, 1998. The purchase order amounts to approximately $16.1 million. In October 1995, the Company received a purchase order for the delivery of AP to another customer from October 1996 through 1999 having a value in the range of $8 million to $10 million. Approximately $4.5 million of this purchase order was delivered in fiscal 1997. This purchase order includes options that could increase the order during the 1998-1999 period, and that could extend the purchase order to the year 2000. As a result of the above purchase orders, the Company has a backlog of approximately $18.3 million for deliveries of AP in fiscal 1998.

     In October 1997, the Company entered into the Agreement with Kerr-McGee. The Agreement contemplates that the Company will acquire certain process data, technical information, customer lists, marketing contacts, and related expertise used by Kerr-McGee primarily in the AP industry. The Agreement calls for a purchase price of $39 million, and grants the Company the option the purchase limited AP inventory of Kerr-McGee for additional consideration.

     Closing of the transaction is subject to a number of conditions, including the Company's securing of financing for 100 percent of the purchase price and Board of Director approvals by both parties. In December 1997, the Company received notification that the FTC had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notification filings with the FTC and the Department of Justice. The Company has entered into long-term pricing agreements for AP with its major customers that are contingent upon the closing of the transaction and, on a continuing basis, that will be contingent upon agreement on terms of specific purchase orders.

     There can be no assurance that the conditions to closing of the transaction will be satisfied, or that the transaction will close.

SODIUM AZIDE OPERATIONS

     Sodium azide sales were $13,258,000, $12,027,000 and $4,640,000 during fiscal 1997, 1996 and 1995, respectively.

     In May 1997, the Company entered into a three-year contract with Autoliv. The contract provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997. The estimated sales value of the contract is approximately $45 - $55 million over the three-year period. The actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, that will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the contract.

     See Note 13 of Notes to Consolidated Financial Statements for a discussion of the status of an antidumping petition the Company filed with the ITC and Commerce in January, 1996.

     The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended September 30, 1997. However, Management's view of the economics of the sodium azide market indicated that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52,605,000 was recognized in the fourth quarter of fiscal 1997.

     As discussed in Note 13 of Notes to Consolidated Financial Statements, the Company and Dynamit Nobel agreed to suspend royalty payments on sodium azide effective July 1, 1995.

     Depreciation expense increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3 million beginning April 1, 1995 as a result of this increase in depreciation expense. Depreciation expense related to sodium azide production amounted to approximately $5.8 million in fiscal 1997 and 1996. Depreciation expense is expected to decrease by approximately $3.5 million in fiscal 1998 as a result of the impairment charge referred to above.

REAL ESTATE OPERATIONS

     The Company's real estate development properties consist of approximately 4,700 acres in Iron County, Utah near Cedar City, Utah and improved land in Clark County, Nevada. The Iron County site is primarily dedicated to the Company's growth and diversification. Substantially all of the Clark County land is pledged as collateral for the Azide Notes. In 1994, approximately 240 acres of the Company's Clark County land was transferred to GRLLC for the purpose of residential development, construction, and sale. (See Notes 5 and 6 of Notes to Consolidated Financial Statements.) In addition to this project, the Company has approximately 120 net acres of land in Clark County available for sales and/or development. Real estate and related sales amounted to $3,645,000, $5,221,000 and $3,375,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

     During fiscal 1997 and 1996, the Company recognized its share of the equity in earnings of GRLLC. The Company's equity in the earnings of the project amounted to approximately $200,000 and $700,000, respectively. Profits and losses of GRLLC are split equally between the Company and its venture partner, a local real estate development company. GRLLC's profits increased substantially during fiscal 1996 as a result of the sale of improved land zoned for an apartment site to an outside developer and a significant increase in residential sales.

     The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of equity in earnings of GRLLC.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

     Environmental protection equipment sales were approximately $2,429,000, $3,099,000 and $1,656,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. As of November 30, 1997, this segment had a backlog of approximately $3,100,000. The Company has submitted a number of bids on significant projects, although there can be no assurance that any of these bids will result in future orders.

HALOTRON

     Sales of Halotron amounted to approximately $1,738,000, $479,000 and $213,000 during the fiscal year ended September 30, 1997, 1996 and 1995, respectively. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996.

     In September 1997, the Company and Badger Fire Protection, Inc. ("Badger") began UL fire tests of a line of portable fire extinguishers using Halotron I. Assuming final UL certifications are received, it is the Company's understanding that Badger expects to begin distribution of this line during the first half of calendar 1998. The Company is also marketing Halotron I to other fire extinguisher manufacturers.

OPERATING EXPENSE

     Operating (selling, general and administrative) expenses were $9,509,000, $9,367,000 and $11,210,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The decrease in fiscal 1996 is primarily due to the Company's implementation of certain cost control, containment and reduction measures.

     As discussed in Note 16 of Notes to Consolidated Financial Statements, during the fourth quarter of fiscal 1997 the Company recognized a charge of $3,616,000 associated with employee separations and management reorganization costs. In addition, relocation costs of approximately $387,000, grouped with operating expenses in the Statement of Operations, were incurred in the fourth quarter of fiscal 1997. The Company expects operating expenses to be approximately $800,000 to $1,000,000 lower in fiscal 1998 as a result of these separations and relocations.

     During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of certain shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with such defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier has agreed to pay attorneys fees and other defense costs related to the plaintiffs' appeal of this case.

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

INTEREST AND OTHER INCOME

     The decreases in interest and other income in fiscal 1997 and 1996 are primarily due to lower average cash and cash equivalents balances.

INTEREST AND OTHER EXPENSE

     Interest and other expense was $2,001,000, $2,836,000 and $1,709,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The increase in interest expense in fiscal 1996 compared to fiscal 1995 is primarily due to the cessation of interest capitalization on the sodium azide facility. The decrease in fiscal 1997 is principally due to the reduction in debt balances.

CREDIT FOR INCOME TAXES

     The Company's effective income tax rates were approximately 17% in fiscal 1997 and 34% during each of the fiscal years ended September 30, 1996 and 1995. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the reduced effective rate in fiscal 1997 and the Company's expectation of effective rates in fiscal 1998.

VARIATIONS IN OPERATING RESULTS

     Although the Company's net income (loss) and net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others; (i) as discussed in
Note 10 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain.

LITIGATION

     See Note 10 of Notes to Consolidated Financial Statements for a discussion of litigation and contingencies.

INFLATION

     Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 1997. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the litigation and contingencies described in Note 10 of Notes to Consolidated Financial Statements, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of the costs, if any, may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages relating to the shareholder lawsuits are insufficient. The Company has in force
substantial insurance covering this risk.    The Company's insurance carriers
have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that litigation related costs will be incurred.

     Cash flows provided by operating activities were $9,604,000, $4,475,000 and $10,366,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Cash flows from operating activities declined in fiscal 1996 and increased in fiscal 1997 principally as a result of changes in certain working capital balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

     The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any "Year 2000" problems.

     As a condition of the Agreement with Kerr-McGee, the Company will be required to obtain financing for 100 percent of the purchase price. The Company currently expects that such financing will be available on customary commercial terms, although there can be no assurance given with respect thereto.

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

     6. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local, economic conditions, interest rate fluctuations affecting the availability and the cost of financing, the performance of the managing partner of GRLLC

          (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales or costs.

     7. The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

     8. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 10 of Notes to Consolidated Financial Statements and claims made by or against the Company relative to patents or property rights.

     9. The adoption of new, or changes in existing, accounting policies and practices.

     10.  Closing of the Agreement with Kerr-McGee.

     11. The dependence upon a single facility for the production of most of the Company's products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Financial statements called for hereunder are included herein on the following pages:

                                                                   Page(s)
                                                                   --------

     Independent Auditors' Report                                     37

     Consolidated Balance Sheets                                      38

     Consolidated Statements of Operations                            39

     Consolidated Statements of Cash Flows                            40

     Consolidated Statements of Changes in Shareholders' Equity       41

     Notes to Consolidated Financial Statements                      42-60

                Summarized Quarterly Financial Data (Unaudited)
                (amounts in thousands except per share amounts)

                       ------------------------------------------------
                                 Quarters For Fiscal Year 1997
                         1st      2nd      3rd        4th       Total
-----------------------------------------------------------------------
                                                       /(1)/      /(1)/
Sales and Operating
     Revenues          $8,396   $9,382   $12,767   $ 13,505   $ 44,050
Gross Profit            1,313    1,357     2,333      2,627      7,630
Net Loss                 (850)    (729)     (114)   (46,992)   (48,685)
Net Loss Per
     Common Share      $ (.10)  $ (.09)  $  (.02)  $  (5.78)  $  (6.01)


/(1)/ Net loss includes pre-tax costs for an impairment charge of $52.6 million and for management reorganization and employee separations of $4 million.


                       ------------------------------------------------
                                 Quarters For Fiscal Year 1996
                           1st      2nd       3rd      4th     Total
-----------------------------------------------------------------------
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1998.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1998.

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

       10.1 Employment agreement dated November 7, 1994 between the Registrant and David N. Keys, incorporated by reference to
               Exhibit 10.22 of the 1994 10-K.

       10.2 Form of American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-2 (File No. 33-36664) (the "1990 S-2").

       10.3 Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the 1990 S-2.

       10.4 Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

       10.5 Cooperation and Stock Option Agreement dated as of July 4, 1990 by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

       10.6 Stock Option Agreement between the Registrant and David N. Keys dated November 12, 1990 incorporated by reference to Exhibit 19 to the Registrant's quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

       10.7 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the 1990 S-2.

       10.8 Indenture dated February 21, 1992, between the Registrant and American Azide Corporation, a Nevada corporation, and Security Pacific National Bank, Trustee, relating to the Registrant's outstanding 11% Subordinated Secured Term Notes, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1992 (the "Form 8-K").

       10.9 Form of Subordinated Secured Term Note dated February 21, 1992, made by Registrant Incorporated by reference to Exhibit 10.2 to the Form 8-K.

       10.10 Form of Note and Warrants Purchase Agreement dated February 21, 1992, relating to the Registrant's Subordinated Secured Term Notes, incorporated by reference to Exhibit 10.3 to the Form 8-K.

       10.11 Form of Warrant to purchase Common Stock of the Registrant dated February 21, 1992, incorporated by reference to Exhibit 10.4 to the Form 8-K.

       10.12 Form of Warrant to purchase Common Stock of American Azide Corporation dated February 21, 1992, incorporated by reference to
               Exhibit 10.5 to the Form 8-K.

       10.13 Stock Option Agreement between Registrant and Joseph W. Cuzzupoli dated January 30, 1992, incorporated by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-8 (File No. 33-52898).

       10.14 Articles of organization of Gibson Ranch Limited - Liability Company dated August 25, 1993, incorporated by reference to
               Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 10-K").

       10.15 Operating agreement of Gibson Ranch Limited - Liability Company, a Nevada Limited - Liability Company, incorporated by reference to Exhibit 10.34 to the 1993 10-K.

       10.16 American Pacific Corporation 1994 Directors' Stock Option Plan incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

       10.17 Stock Option Agreement between Registrant and General Technical Services, Inc. dated July 11, 1995 incorporated by reference to
               Exhibit 10.35 to the 1995 10-K.

      *10.18 Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997.

      *10.19 Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997.

      *10.20 Settlement Agreement between Registrant and C. Keith Rooker dated July 17, 1997.

      *10.21 Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997.

      *22      Subsidiaries of the Registrant.

      *23      Consent of Deloitte & Touche LLP.

      *24      Power of Attorney, included on Page 34.

      *27      Financial Data Schedule (filed electronically)

* FILED HEREWITH.

            (b) Reports on Form 8-K.
                --------------------

                None.

                                  SIGNATURES
                                  -----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 1997                AMERICAN PACIFIC CORPORATION
                                                 (Registrant)



                                        By: /s/ John R. Gibson
                                           --------------------------------
                                           John R. Gibson
                                           President & Chief Executive Officer



                                        By: /s/ David N. Keys
                                           --------------------------------
                                           David N. Keys
                                           Senior Vice President, Chief
                                           Financial Officer, Secretary and
                                           Treasurer, Principal Financial and
                                           Accounting Officer


                               POWER OF ATTORNEY
                               -----------------

     American Pacific Corporation and each of the undersigned do hereby appoint John R. Gibson and David N. Keys and each of them severally, its or his true and lawful attorneys, with full power of substitution and resubstitution, to execute on behalf of American Pacific Corporation and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the others.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the Registrant by the following persons in the capacities and on the dates indicated.



   /s/ Fred D. Gibson, Jr.                      Date:  December 19, 1997
  ---------------------------
  Fred D. Gibson, Jr.
  Director


   /s/ C. Keith Rooker                          Date:  December 19, 1997
  ---------------------------
  C. Keith Rooker
  Director


   /s/ John R. Gibson                           Date:  December 19, 1997
  ---------------------------
  John R. Gibson
  Chief Executive Officer, President,
  and Director


   /s/ Norval F. Pohl                           Date:  December 19, 1997
  ---------------------------
  Norval F. Pohl, Ph.D.
  Director


   /s/ Thomas A. Turner                         Date:  December 19, 1997
  ---------------------------
  Thomas A. Turner
  Director


   /s/ David N. Keys                            Date:  December 19, 1997
  ---------------------------
  David N. Keys
  Senior Vice President, Chief
  Financial Officer, Secretary
  and Treasurer; Principal
  Financial and Accounting
  Officer and
  Director


   /s/ Berlyn D. Miller                         Date:  December 19, 1997
  ---------------------------
  Berlyn D. Miller
  Director

   /s/ Jane L. Williams                         Date:  December 19, 1997
  ---------------------------
  Jane L. Williams
  Director


   /s/ Victor M. Rosenzweig                     Date:  December 19, 1997
  ---------------------------
  Victor M. Rosenzweig
  Director


   /s/ Dean M. Willard                          Date:  December 19, 1997
  ---------------------------
  Dean M. Willard
  Director


   /s/ Eugene A. Cafiero                        Date:  December 19, 1997
  ---------------------------
  Eugene A. Cafiero
  Director


   /s/ Jan H. Loeb                              Date:  December 19, 1997
  ---------------------------
  Jan H. Loeb
  Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 14, 1997


AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------

                                                              Notes             1997                 1996
                                                         -------------------------------------------------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                           1                  $ 18,881,000         $ 18,501,000
        Short-term investments                              1                                          2,000,000
        Accounts and notes receivable                                             5,551,000            4,165,000
        Related party notes receivable                      1                       637,000              737,000
        Inventories                                         1,2                  11,116,000           11,297,000
        Prepaid expenses and other assets                                           979,000              946,000
                                                                       -----------------------------------------
        Total current assets                                                     37,164,000           37,646,000
PROPERTY, PLANT AND EQUIPMENT, NET                          1,4,6,13,15          19,314,000           77,217,000
DEVELOPMENT PROPERTY                                        1,5,6                 7,362,000            8,631,000
RESTRICTED CASH                                             3,6                   3,580,000            4,969,000
REAL ESTATE EQUITY INVESTMENTS                              5,6                  20,248,000           18,698,000
DEBT ISSUE COSTS                                            1                       785,000              965,000
INTANGIBLE ASSETS                                           14                    1,540,000            1,760,000
OTHER ASSETS                                                                         88,000              133,000
                                                                       -----------------------------------------
TOTAL ASSETS                                                                   $ 90,081,000         $150,019,000
                                                                       =========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable and accrued liabilities                               $  7,519,000         $  5,407,000
        Notes payable and current portion of
                long-term debt                              3,6,9                 6,166,000            7,334,000
                                                                       -----------------------------------------

                Total current liabilities                                        13,685,000           12,741,000
LONG-TERM PAYABLES                                          16                    2,376,000
LONG-TERM DEBT                                              3,6,9                24,900,000           29,452,000
DEFERRED INCOME TAXES                                       1,7                                       10,101,000
                                                                       -----------------------------------------
TOTAL LIABILITIES                                                                40,961,000           52,294,000
                                                                       -----------------------------------------

COMMITMENTS AND CONTINGENCIES                               5,10,15
WARRANTS TO PURCHASE COMMON STOCK                           6,11                  3,569,000            3,569,000
SHAREHOLDERS' EQUITY:                                       6,11
Common stock - $.10 par value, 20,000,000 authorized:                               829,000              823,000
 issued - 8,289,791 in 1997 and 8,228,791 in 1996
Capital in excess of par value                              1                    78,561,000           78,331,000
Retained earnings (accumulated deficit)                     1                   (32,707,000)          15,978,000
Treasury stock (152,254 shares in 1997 and 130,170          1                    (1,035,000)            (879,000)
 shares in 1996)
Note receivable from the sale of stock                      1,11                    (97,000)             (97,000)
                                                                       -----------------------------------------
Total shareholders' equity                                                       45,551,000           94,156,000
                                                                       -----------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 90,081,000         $150,019,000
                                                                       =========================================

See Notes to Consolidated Financial Statements.


AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------------

                                              Notes                1997                1996                1995
                                      -------------------------------------------------------------------------------

SALES AND OPERATING REVENUES            1,9,12,13,15             $ 44,050,000         $42,381,000         $39,250,000
COST OF SALES                           1,9,13,14                  36,420,000          32,579,000          29,861,000
                                                          -----------------------------------------------------------
GROSS PROFIT                                                        7,630,000           9,802,000           9,389,000
OPERATING EXPENSES                      1,8,10,12,13,14,16          9,509,000           9,367,000          11,210,000
FIXED ASSET IMPAIRMENT CHARGE           13                         52,605,000
EMPLOYEE SEPARATION AND MANAGEMENT
 REORGANIZATION COSTS                   16                          3,616,000                                 226,000

EQUITY IN EARNINGS OF REAL
 ESTATE VENTURE                         5                             200,000             700,000
                                                          -----------------------------------------------------------
OPERATING INCOME (LOSS)                                           (57,900,000)          1,135,000          (2,047,000)
INTEREST AND OTHER INCOME               1,3,5,11                    1,115,000           1,381,000           1,429,000
INTEREST AND OTHER EXPENSE              1,5,6                       2,001,000           2,836,000           1,709,000
                                                          -----------------------------------------------------------
LOSS BEFORE CREDIT FOR INCOME TAXES                               (58,786,000)           (320,000)         (2,327,000)
CREDIT FOR INCOME TAXES                 1,7                       (10,101,000)           (109,000)           (791,000)
                                                          -----------------------------------------------------------
NET LOSS                                                         $(48,685,000)        $  (211,000)        $(1,536,000)
                                                          ===========================================================
NET LOSS PER COMMON SHARE                                        $      (6.01)        $      (.03)        $      (.19)
                                                          ===========================================================

See Notes to Consolidated Financial Statements.


AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------

                                                                    1997              1996              1995
                                                            -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(48,685,000)      $  (211,000)      $(1,536,000)
                                                            -----------------------------------------------------
Adjustments to reconcile net loss  to net cash provided by
 operating activities:
        Depreciation and amortization                               7,685,000         7,810,000         5,883,000
        Fixed asset impairment charge                              52,605,000
        Employee separation and management reorganization
         costs                                                      3,616,000
        Basis in development property sold                          1,498,000         2,449,000         1,614,000
        Equity in real estate venture                                (200,000)         (700,000)
        Changes in assets and liabilities:
          Decrease in short-term investments                        2,000,000
          (Increase) decrease in accounts and notes receivable     (1,286,000)       (1,480,000)        5,525,000
          (Increase) decrease in income tax receivable                                2,570,000        (2,570,000)
          (Increase) decrease in inventories                          181,000        (4,203,000)       (1,411,000)
          (Increase) decrease in restricted cash                    1,389,000        (1,226,000)       (2,159,000)
          (Increase) decrease in prepaid expenses and other            32,000           198,000          (133,000)
          Increase (decrease) in accounts payable and accrued         870,000          (265,000)          (17,000)
           liabilities
          Increase (decrease) in deferred income taxes            (10,101,000)         (467,000)        5,170,000
                                                            -----------------------------------------------------
          Total adjustments                                        58,289,000         4,686,000        11,902,000
                                                            -----------------------------------------------------
            Net cash provided by operating activities               9,604,000         4,475,000        10,366,000
                                                            -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                       (1,557,000)       (3,248,000)       (4,462,000)
        Real estate equity advances and development
         property  additions                                       (1,579,000)       (1,057,000)       (3,583,000)
                                                            -----------------------------------------------------
          Net cash used for investing activities                   (3,136,000)       (4,305,000)       (8,045,000)
                                                            -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on debt                                 (6,168,000)       (6,166,000)
        Issuance of common stock                                      236,000            47,000            82,000
        Treasury stock acquired                                      (156,000)          (90,000)         (747,000)
                                                            -----------------------------------------------------
          Net cash used for financing activities                   (6,088,000)       (6,209,000)         (665,000)
                                                            -----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  380,000        (6,039,000)        1,656,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     18,501,000        24,540,000        22,884,000
                                                            -----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 18,881,000       $18,501,000       $24,540,000
                                                            =====================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest (net of amounts
 capitalized)                                                    $  1,427,000       $ 2,197,000       $ 1,700,000
                                                            =====================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
Excess additional pension liability                                                 $ 1,175,000       $   606,000
                                                            =====================================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND  1995

                                                                           Retained                        Note           Excess
                                Number of    Par Value of    Capital in    Earnings                        Receivable     Additional
                                Common       Shares          excess of     (Accumulated   Treasury         from the Sale  Pension
                        Notes   Shares       Issued          Par Value     Deficit)       Stock            of Stock       Liability
                        ------------------------------------------------------------------------------------------------------------

BALANCES,                        8,190,691
OCTOBER 1, 1994                               $820,000    $78,205,000    $ 17,725,000    $    (42,000)       $(97,000)    $(765,000)

Net loss                                                                   (1,536,000)
Issuance of common
 stock                     11       21,400       2,000         80,000

Treasury stock                    (111,300)                                                  (747,000)
 acquired
Excess additional                                                                                                           606,000
 pension liability          8
                                ----------------------------------------------------------------------------------------------------


BALANCES,
SEPTEMBER 30, 1995               8,100,791     822,000     78,285,000      16,189,000        (789,000)        (97,000)     (159,000)

Net loss                                                                     (211,000)
Issuance of common
 stock                     11       12,000       1,000         46,000

Treasury stock
 acquired                          (14,170)                                                   (90,000)
Excess additional
 pension liability          8                                                                                               159,000
                                ----------------------------------------------------------------------------------------------------

BALANCES,
SEPTEMBER 30, 1996               8,098,621     823,000     78,331,000      15,978,000        (879,000)        (97,000)
                                ----------------------------------------------------------------------------------------------------

Net loss                                                                  (48,685,000)
Issuance of common
 stock                     11       61,000       6,000        230,000
Treasury stock acquired            (22,084)                                                  (156,000)
                                ----------------------------------------------------------------------------------------------------

BALANCES,
SEPTEMBER 30, 1997               8,137,537    $829,000    $78,561,000    $(32,707,000)   $ (1,035,000)       $(97,000)
                                ====================================================================================================


See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The consolidated financial statements include
    ---------------------------
    the accounts of American Pacific Corporation and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents and Short-term Investments - All highly liquid
    ----------------------------------------------------
    investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. Short-term investments consist of investment securities with maturities, when acquired, greater than three months but less than one year.__The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during fiscal 1995. In accordance with SFAS No. 115, prior year's financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 in 1995.

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents and short-term investments categories. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, the Company has classified its investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 1997 and 1996 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 1997 or 1996.

    Related Party Notes Receivable - Related party notes receivable represent
    ------------------------------
    demand notes bearing interest at a bank's prime rate from the Chairman and two officers of the Company.

    Inventories - Inventories are stated at the lower of cost or market.  Cost
    -----------
    of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

    Property, Plant and Equipment - Property, plant and equipment are carried at
    -----------------------------
    the lower of cost less accumulated depreciation, or estimated fair value. Depreciation is computed on the straight line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements). An impairment charge of $52,605,000 relating to certain specialty chemical assets was recognized in fiscal 1997. (See Note 13.)

    Development Property - Development property consists of commercial and
    --------------------
    industrial land (principally improved land). During fiscal 1993, approximately 240 acres, representing $12,300,000 in carrying value of development property, was contributed to a real estate limited-liability company (see Note 5). Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. Interest capitalized is the amount of interest on the Company's net investment in property under development limited to total interest expense incurred in a period. No interest was capitalized on development property during the three-year period ended September 30, 1997. Certain development property in Nevada is pledged to secure debt. (See Note 6.)

    Debt Issue Costs - Debt issue costs represent costs associated with debt and
    ----------------
    are amortized on the effective interest method over the terms of the related indebtedness.

    Fair Value Disclosure as of September 30, 1997:
    -----------------------------------------------

    Cash and cash equivalents, accounts and notes receivable, restricted cash, and accounts payable and accrued liabilities - The carrying value of these items is a reasonable estimate of their fair value.

    Notes payable, current portion of long-term debt and warrants - Market quotations are not available for any of the Company's notes payable, long-term debt or warrants. See Note 6 for a description of these instruments. Approximately $40 million of notes and related warrants were issued in February 1992. The Company believes that similar terms would be available at September 30, 1997.

    Sales and Revenue Recognition - Sales of the specialty chemicals segment are
    -----------------------------
    recognized as the product is shipped and billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized on the percentage of completion method for long-term contracts and when the product is shipped for other contracts. Profit from sales of development property and the Company's equity in real estate equity investments is recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate".

    Research and Development - Research and development costs are charged to
    ------------------------
    operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

    Net Loss Per Common Share - Net loss per common share is determined based on
    -------------------------
    the weighted average number of common shares outstanding (8,105,000, 8,104,000 and 8,177,000 for the years ended September 30, 1997, 1996 and
    1995). Common share equivalents, although not considered during net loss years, consist of outstanding stock options and warrants. See Note 6 for a description of the potential effects on net income per common share of warrants issued in connection with the issuance of certain notes.

    The Company has adopted the disclosures-only provision of SFAS 123, "Accounting for Stock-Based Compensation". The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB 25, no compensation cost has been recognized in the financial statements for stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS 123, the Company's net loss per common share would have been decreased to the pro forma amounts indicated below for the year ended September 30:

                                                                    1997
                                                                    ----
      Net loss-as reported                                      $(48,685,000)
      Net loss-pro forma                                         (49,791,000)

      Net loss per common share-as reported                     $      (6.01)
      Net loss per common share-pro forma                              (6.14)

    The fair value of each option granted in fiscal year 1997 was estimated using the following assumptions for the Black-Scholes options pricing model:
    (i) no dividends; (ii) expected volatility of 55%, (iii) risk free interest rates averaging 6.1% and (iv) the expected average life of 3.3 years. The weighted average fair value of the options granted in 1997 was $2.97. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

    Income Taxes - The Company accounts for income taxes under the provisions of
    ------------
    SFAS No. 109, "Accounting for Income Taxes".

    Estimates and Assumptions - The preparation of financial statements in
    -------------------------
    conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

    Recently Issued Accounting Standards - The Financial Accounting Standards
    ------------------------------------
    Board ("FASB") recently issued SFAS No. 128 "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted. Upon adoption, the Company will be required to restate (as applicable) all prior-period earnings per share data presented. Management believes that the implementation of this statement will not have a significant impact on earnings per share.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this statement will have material impact on the Company's financial statements.

    The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending September 30, 1999. Management has not yet completed its analysis of which operating segments it will report on to comply with SFAS No. 131.

    Reclassification - Certain reclassifications have been made in the 1996 and
    ----------------
    1995 consolidated financial statements in order to conform to the presentation used in 1997.

2.  INVENTORIES

    Inventories consist of the following:

                                                ------------------------------------
                                                           September 30,
                                                ------------------------------------
                                                      1997               1996
                                                -----------------  -----------------
Work-in-process                                       $ 3,349,000        $ 5,011,000
Raw material and supplies                               7,767,000          6,286,000
                                              --------------------------------------

Total                                                 $11,116,000        $11,297,000
                                              ======================================

3.  RESTRICTED CASH

    At September 30, 1997, restricted cash consists, in part, of $1,160,000 held in a cash collateral account by Seafirst Bank, the lender which provided a term loan (the "AP Facility Loan") as the principal financing for an ammonium perchlorate ("AP") manufacturing facility erected and operated by the Company. Funds in the cash collateral account are restricted for future indemnity payments (if any) relating to the AP Facility Loan. The AP Facility Loan was repaid in 1994. The $1,160,000 will be retained in the cash collateral account until May 11, 1999, at which time the balance remaining after indemnity payments (if any) will be returned to Thiokol Corporation ("Thiokol"). The Company's obligation to return such funds is included in long-term debt at September 30, 1997. Any indemnity payments made will serve to reduce the cash collateral account and the Company's obligation to Thiokol.

    Restricted cash at September 30, 1997 also includes $2,420,000 held in a trust account by the Trustee under the indenture relating to $40,000,000 of notes (the "Azide Notes") sold in a financing concluded in February 1992. (See Note 6.)

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                          ------------------------------------------
                                                        September 30,
                                          ------------------------------------------
                                                  1997                  1996
                                          --------------------  --------------------
Land                                               $   309,000           $   305,000
Buildings and improvements                           1,753,000            13,865,000
Machinery and equipment                             20,759,000            76,935,000
Construction in progress                               380,000               139,000
                                        --------------------------------------------
Total                                               23,201,000            91,244,000
Less:  accumulated depreciation                      3,887,000            14,027,000
                                        --------------------------------------------

Property, plant and equipment, net                 $19,314,000           $77,217,000
                                        ============================================

    In 1995, approximately $1,800,000 in interest costs were capitalized on assets constructed for the Company's own use. Certain of the Company's property, plant and equipment is pledged as collateral to secure debt. (See
    Note 6.) A fixed asset impairment charge was recognized in 1997. (See Note 13.)

5.  REAL ESTATE EQUITY INVESTMENTS

    During fiscal 1993, the Company contributed approximately 240 acres of development property to Gibson Ranch Limited Liability Company ("GRLLC"). The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution, which was transferred to Real Estate Equity Investments on the accompanying consolidated balance sheets. The Company's interest in GRLLC is assigned to secure the Azide Notes. A local real estate development group ("Developer") contributed an adjacent 80-acre parcel to GRLLC. GRLLC is developing the 320-acre parcel principally as a residential real estate development.

    Each of The Company and Developer is obligated to loan to GRLLC, under a revolving line of credit, up to $2,400,000 at an annual interest rate of 10 percent. However, Developer will not be required to advance funds under its revolving line of credit until the Company's line is exhausted. At September 30, 1996, the Company had advanced all of its committed amount under this line. In November, 1995, the Company committed to advance an additional $1,700,000 to Developer. Developer is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. Total advances under these commitments were $3,171,000 and $2,828,000 at September 30, 1997 and 1996.

    Developer is the managing member of GRLLC and is managing the business conducted by GRLLC. Certain major decisions, such as incurring debt and changes in the development plan or budget may be made only by a management committee on which the Company is equally represented. The profits and losses of GRLLC will be split equally between the Company and Developer after the return of advances and agreed upon values for initial contributions.

    GRLLC operates on a calendar year. For the year ended December 31, 1996, revenues for GRLLC were $18.6 million, expenses were $16.2 million, and net income was $2.4 million. For the nine months ended September 30, 1997, revenues were $13.8 million, expenses were $13.1 million, and net income was $733,000. At September 30, 1997, GRLLC had assets of $25.3 million, liabilities of $12.3 million and equity of $13.1 million.

    In July 1990, the Company contributed $725,000 to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $315,000 in return for a 30% interest as limited partners. Such other limited partners included the Company's Chairman and a former Executive Vice-President and certain members of the Company's Board of Directors. The Partnership, in turn, contributed $1,040,000 to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada (see Note 10).

6.  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt, collateralized by property, plant and equipment used in the production of sodium azide, and collateralized by substantially all development property and real estate equity investments of the Company, is summarized as follows:

                                             --------------------------------------
                                                         September 30,
                                             --------------------------------------
                                                    1997                1996
                                             ------------------  ------------------
Subordinated secured term notes
(interest at 11%)                                   $28,740,000         $33,310,000
Obligation to deliver AP (see Note 9)                 1,166,000           2,334,000
Indemnity obligation (see Notes 3 and 9)              1,160,000           1,142,000
                                           ----------------------------------------
Total                                                31,066,000          36,786,000
Less current portion                                  6,166,000           7,334,000
Total                                               $24,900,000         $29,452,000
                                           ========================================

    In February 1992, the Company concluded the issuance of the Azide Notes financing for the design, construction and start-up of a sodium azide facility. The funds were provided by a major state public employee retirement fund and a leading investment management company. The financing was in the form of $40,000,000 principal amount of noncallable subordinated secured notes issued at par, providing for the semi-annual payment in arrears of interest at the rate of 11% per annum. Principal is to be amortized to the extent of $5,000,000 on each of the fourth (February 1996) through ninth (February 2001) anniversary dates of the funding, with the remaining $10,000,000 principal amount to be repaid on the tenth anniversary date. The Azide Notes are secured by the fixed assets and stock of American Azide Corporation ("AAC"), an indirect wholly-owned subsidiary of the Company, as well as by a mortgage on land in Clark County, Nevada being developed by the Company and by certain restricted cash (see Note 3). Approximately 240 acres of such land has been contributed to GRLLC subject to certain conditions. The Company's interest in GRLLC has been assigned to secure the Azide

    Notes (see Note 5). The Company issued to the purchasers of the Notes warrants (the "Warrants"), exercisable for a ten-year period commencing on December 31, 1993, to purchase shares of Common Stock at an exercise price of $14.00 per share. The maximum number of shares purchasable upon exercise of the Warrants is 2,857,000 shares. The Warrants are exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution. At the option of the Warrant holders, the exercise price of the Warrants may be paid by delivering an equal amount of Azide Notes.

    The indenture imposes various operating restrictions upon the Company including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations, and (iv) certain dispositions of assets. Management believes the Company has complied with these operating restrictions.

    On each of December 31, 1995, 1997 and 1999, holders of the Warrants have or will have the right to put to the Company as much as one-third thereof based upon the differences between the Warrant exercise price and prices determined by multiplying the Company's fully diluted earnings per share at multiples of 13, 12 and 11, respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% internal rate of return to the date of the put (inclusive of the 11% Azide Notes' yield). At September 30, 1997, it is not probable that the remaining put rights will become exercisable. On or after December 31 of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

    The Company has accounted for the proceeds of the financing applicable to the Warrants (and the potential put right) as temporary capital. Any adjustment of the value assigned at the date of issuance will be reported as an adjustment to retained earnings. Although not applicable for the fiscal years ended September 30, 1997, 1996 and 1995, net income per common share will be calculated on an "equity" basis or a "debt" basis using the more dilutive of the two methods. The "equity" basis assumes the Warrants will be exercised and the effect of the put feature adjustment, if any, on earnings available to common shareholders will be reversed. The treasury stock method will then be used to calculate net additional shares. The "debt" basis assumes that any remaining puts will be exercised (if the rights are available) and the Warrants will not be considered common stock equivalents.

    Notes payable and long-term debt maturities are as follows:

------------------------
  For the Years Ending
     September 30,
------------------------
        1998                                           $ 6,166,000
        1999                                             6,160,000
        2000                                             5,000,000
        2001                                             5,000,000
        2002                                             8,740,000
                                                    -------------------
        Total                                          $31,066,000
                                                    ===================

7.  INCOME TAXES

    The Company accounts for income taxes using the asset and liability approach required by SFAS 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not. These future tax benefits are measured by applying currently enacted tax rates.

    The following table provides an analysis of the Company's credit for income taxes for the years ended September 30:

                                               1997                   1996                  1995
                                        ------------------     -----------------     -----------------
     Current                              $                        $(1,349,000)          $(4,888,000)
     Deferred (federal and state)          (10,101,000)              1,240,000             4,097,000
                                        ------------------     -----------------     -----------------
     Credit for income taxes              $(10,101,000)            $  (109,000)          $  (791,000)
                                        ==================     =================     =================

    A valuation allowance for the deferred tax asset was established in the amount of $10,431,000 in 1997. The valuation allowance is necessary due to the uncertainty related to the realizability of future tax benefits. The deferred tax assets are composed, for the most part, of alternative minimum tax credits and net operating losses. The alternative minimum tax credit carryforward, valued at approximately $1,233,000, may be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $16,278,000, will begin to expire for tax purposes in 2008 as follows:

                                                NOL DEDUCTION       TAX RATE         NOL ASSET
                                                -------------       --------         ---------
      Expiration of net operating losses

             2008                               $ 3,398,000         34.0%          $ 1,155,000
             2009                                25,607,000         34.0%            8,706,000
             2010                                14,080,000         34.0%            4,787,000
             2011 and thereafter                  4,791,000         34.0%            1,630,000
                                                -----------                        -----------
             TOTAL                              $47,876,000                        $16,278,000
                                                ===========                        ===========

    The Company's effective tax rate declined to 16.7% with the establishment of the valuation allowance. The Company's effective tax rate will be 0% until the net operating losses expire or the Company has taxable income necessary to eliminate the need for the valuation allowance. The credit for income taxes for the years ended September 30, 1997, 1996 and 1995, differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                              1997           %         1996        %        1995        %
                                        ----------------------------------------------------------------------
Expected credit for income taxes        $(20,591,000)   34.0 %     $(109,000)    34.0%    $(814,000)   35.0 %
Adjustment:
     Nondeductible expenses                   59,000    (0.1)%
     Surtax benefit                                                                          23,000    (1.0)%
     Tax credit limitation due
     to the valuation allowance           10,431,000   (17.2)%
                                        ------------               ---------              ---------
Credit for income taxes                 $(10,101,000)   16.7 %     $(109,000)    34.0%    $(791,000)   34.0 %
                                        ============               =========              =========

    The components of the net deferred taxes at September 30, 1997, 1996 and 1995 consisted of the following:

DEFERRED TAX ASSETS:
Non-current:
     Net operating losses               $ 16,278,000           $ 16,618,000           $ 14,353,000
     Alternative minimum tax credits       1,233,000              1,395,000              1,354,000
     Employee separation and
     management reorganization costs       1,172,000
     Inventory capitalization                436,000                349,000                269,000
     Accruals                                408,000                127,000
     Other                                   250,000
                                        ------------           ------------           ------------
Total deferred tax assets:              $ 19,777,000           $ 18,489,000           $ 15,976,000
                                        ------------           ------------           ------------

DEFERRED TAX LIABILITIES:
Non-current:
     Property (includes azide
     impairment in 1997)                $   (190,000)          $(23,711,000)          $(25,394,000)
     Accrued income and expenses            (653,000)              (412,000)              (569,000)
     State Taxes                            (600,000)              (600,000)              (575,000)
     Other                                (7,903,000)            (3,867,000)                (6,000)
                                        ------------           ------------           ------------
Total deferred tax liabilities:           (9,346,000)           (28,590,000)           (26,544,000)
                                        ------------           ------------           ------------
Preliminary net deferred tax asset        10,431,000            (10,101,000)           (10,568,000)
Valuation allowance for deferred
tax asset                                (10,431,000)
                                        ------------           ------------           ------------
Net deferred tax credit:                $          0           $(10,101,000)          $(10,568,000)
                                        ============           ============           ============

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

    The discount rate was 7.5% in 1997 and 1996 and 7% in 1995. The rate of salary progression used to determine the projected benefit obligations was 5% in 1997, 1996 and 1995. The expected long-term rate of return on plan assets was 8% in 1997 and 1996 and 7% in 1995. The following table reconciles the Plan's funded status and summarizes amounts recognized in the Company's consolidated financial statements for the years ended September 30, 1997 and 1996.

                                                        -------------------------------------
                                                                1997               1996
                                                        -------------------------------------
Actuarial present value of benefit obligations:
Vested benefits                                             $ 7,758,000         $6,524,000
Nonvested benefits                                            1,219,000          1,254,000
Accumulated benefit                                         $ 8,977,000         $7,778,000
                                                        =====================================
Projected benefit obligation                                $11,275,000         $9,754,000
Plan assets at fair value                                     9,937,000          8,459,000
                                                        -------------------------------------
Projected benefit obligation in excess of
          Plan assets                                         1,338,000          1,295,000
Unrecognized net transition obligation
          amortized over fifteen years                         (764,000)          (916,000)
Unrecognized net loss and prior service cost                   (174,000)          (499,000)
Accrued (Prepaid) pension                                   $   400,000         $ (120,000)
                                                        =====================================

    Net periodic pension cost was $986,000, $1,187,000 and $1,295,000, respectively, for the years ended September 30, 1997, 1996 and 1995, and consists of the following:

                                             1997              1996              1995
                                     ------------------------------------------------------
Service cost                            $   687,000        $  765,000        $  787,000
Interest cost                               772,000           696,000           620,000
Return on Plan assets                    (1,415,000)         (519,000)         (708,000)
Net total of other components               942,000           245,000           596,000
                                      -----------------------------------------------------
Net periodic pension cost               $   986,000        $1,187,000        $1,295,000
                                      =====================================================

See Note 16 for a discussion of the Company's Supplemental Retirement Plan.

9.  AGREEMENTS WITH THIOKOL CORPORATION

    In 1989, the Company entered into an Advance Agreement and Surcharge Agreement and certain other agreements (collectively the "NASA/Thiokol Agreements") with Thiokol. Under the Advance and Surcharge Agreements Thiokol was required to place sufficient orders for AP such that, combined with orders from other AP customers, the Company would receive revenues in respect of at least 20 million pounds per year, 5 million per quarter, over seven years (140 million pounds in the aggregate), beginning with initial production. The Company was required to impose a surcharge on all sales of AP sufficient to amortize the AP Facility Loan over or during the period of such revenue assurance.

    On May 10, 1994, the Company and Thiokol executed an amendment to the Advance Agreement (the "Amendment") and the AP Facility Loan was repaid. Upon early repayment in full of the AP Facility Loan, the Amendment provided for the termination as fulfilled of the Surcharge Agreement and termination of certain other agreements relating to the repayment of advances (the Working Capital Agreement and the Repayment Plan).

    The Amendment provided for the Company to receive revenues, excluding surcharge revenues, from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, the Company was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required the Company to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan has been and will continue to be repaid by the Company through delivery of AP.

10. COMMITMENTS AND CONTINGENCIES

    In fiscal 1993, three shareholder lawsuits were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers (the "Company Defendants"). The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the Federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that none of the Company Defendants made misleading or inadequate statements regarding Halotron. The District Court thereafter entered judgment in favor of the Company Defendants on the Halotron claims. The plaintiffs appealed the summary judgment ruling and the judgment on the jury verdict to the Ninth Circuit of the United States District Court of Appeals. On June 5, 1997, the Court of Appeals affirmed the judgments of the United States District Court in favor of the Company Defendants. On June 19, 1997, the plaintiffs filed an Appellants Petition for Rehearing and Suggestion of Rehearing En Banc with the Court of Appeals. On September 3, 1997, the Court of Appeals denied the Petition for Rehearing. In October 1997, the plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.

    During the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of the shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $450,000 in costs that had previously been expensed and incurred in connection with the defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. The insurance carrier agreed to and has paid attorneys fees and other defense costs related to the plaintiffs' unsuccessful appeals referred to above.

    The Company was served with a complaint on December 10, 1993 in a lawsuit brought by limited partners in a partnership of which one of the Company's former subsidiaries, divested in 1985, was a general partner. The plaintiffs alleged that the Company was liable to them in the amount of approximately $5.9 million, plus interest, on a guarantee executed in 1982. In August 1996, the Company's cross-motion for summary judgment was granted by the Superior Court of the State of Delaware in and for New Castle County. The plaintiffs filed an appeal with the Supreme Court of the State of Delaware in January 1997. In October 1997, the Delaware Supreme Court affirmed the Superior Court's judgment.

    Trace amounts of perchlorate chemicals were recently found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical Corporation's ("Kerr-McGee") AP operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached appropriate conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such contributions or assistance.

    See Note 14 for a discussion of certain litigation involving Halotron.

    The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

    As discussed in Note 5, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease is for an initial term of 10 years and is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Rent expense was approximately $550,000 during the fiscal years ended September 30, 1997, 1996 and 1995. Future minimum rental payments under this lease for the years ending September 30, are as follows:

        1998                   550,000
        1999                   550,000
        2000                   275,000
                            ----------
        Total               $1,375,000
                            ==========

11. SHAREHOLDERS' EQUITY

    The Company has authorized the issuance of 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, 125,000 shares have been designated as Series B and 15,340 shares have been designated as Series C redeemable convertible preferred stock. The Series C redeemable convertible preferred stock was outstanding at September 30, 1989, was redeemed in December 1989, and is no longer authorized for issuance. No preferred stock is issued or outstanding.

    The Company has granted options and warrants to purchase shares of the Company's common stock at prices at or in excess of market value at the date of grant. The options and warrants were granted under various plans or by specific grants approved by the Company's Board of Directors. In 1994, the former Executive Vice President of the Company exercised options for 45,000 shares of the Company's common stock by executing demand notes bearing interest at a bank's prime rate for the total option price of $174,000. Approximately $97,000 of this amount remains outstanding at September 30, 1997. Interest income of $8,000, $7,000 and $8,000 was recorded on these notes in fiscal 1997, 1996 and 1995.

    Option and warrant transactions are summarized as follows:

                                              Shares Under
                                              Options and
                                                Warrants        Option Price
                                          -------------------------------------
October 1, 1994                             3,153,450         3.88  -    30.50
Granted                                       281,000         4.88  -     7.50
Exercised, expired or canceled               (104,400)        3.88  -    30.50
                                          -------------------------------------
September 30, 1995                          3,330,050         3.88  -    21.50
Exercised, expired or canceled                (35,000)        3.88  -    12.50
                                          -------------------------------------
September 30, 1996                          3,295,050        $3.88  -   $21.50
Granted                                       587,000         6.38  -     7.13
Exercised, expired or canceled                 75,050         3.88  -    12.63
                                          -------------------------------------
September 30, 1997                          3,807,000        $4.88  -   $21.50
                                          -------------------------------------

    In February 1992, the Company issued $40,000,000 in Azide Notes with Warrants. See Note 6 for a description of the Warrants. Shares under options and warrants at September 30, 1997 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

    The following table summarizes information about stock options and warrants outstanding at September 30, 1997:

                           Options and Warrants Outstanding             Options Exercisable
                    ---------------------------------------------   --------------------------
                                        Weighted
                                        Average         Weighted                     Weighted
       Range of                        Remaining        Average                      Average
       Exercise         Number        Contractual       Exercise        Number       Exercise
        Price         Outstanding     Life (Years)       Price        Exercisable     Price
   --------------   -------------   -------------    ------------   -------------   ----------
   $        4.88          40,000             2.5          $ 4.88          40,000       $ 4.88
     5.63 - 7.50         860,000             4.1            6.97         569,000         7.07
           21.50          50,000             1.0           21.50          50,000        21.50
           14.00       2,857,000             6.0           14.00       2,857,000        14.00
                       ---------            -----         ------       ---------       ------
                       3,807,000             5.49         $13.23       3,516,000       $13.60
                       =========            =====         ======       =========       ======

12. SEGMENT INFORMATION

    The Company's principal business segments are specialty chemicals, environmental protection equipment and technology, and industrial/commercial and residential real estate development. Products of the specialty chemicals segment include AP used in the solid rocket propellant for the space shuttle and defense programs, other perchlorate chemicals, sodium azide, and Halotron.

    Information about the Company's industry segments is as follows:

                                                      Years ended September 30,
                                          -------------------------------------------------
                                               1997             1996             1995
                                          ---------------  ---------------  ---------------
Revenues:
Specialty chemicals                         $ 37,976,000     $ 34,061,000     $ 34,219,000
Environmental protection                       2,429,000        3,099,000        1,656,000
Real estate                                    3,645,000        5,221,000        3,375,000
                                        --------------------------------------------------
Total                                       $ 44,050,000     $ 42,381,000     $ 39,250,000
                                        ==================================================
Operating income (loss) before
unallocated income and expenses:
Specialty chemicals                         $(55,227,000)    $   (879,000)    $ (2,150,000)
Environmental protection                        (659,000)        (249,000)        (640,000)
Real estate                                    1,824,000        2,769,000        1,356,000
                                        --------------------------------------------------
Total                                        (54,062,000)       1,641,000       (1,434,000)
                                        --------------------------------------------------
Deduct (add) unallocated expense
 (income):
General corporate                              3,838,000          506,000          613,000
Interest and other income                     (1,115,000)      (1,381,000)      (1,429,000)
Interest and other expense                     2,001,000        2,836,000        1,709,000
Income tax credit                            (10,101,000)        (109,000)        (791,000)
                                        --------------------------------------------------
Net loss                                    $(48,685,000)    $   (211,000)    $ (1,538,000)
                                        ==================================================
Identifiable assets:
Specialty chemicals                         $ 32,166,000     $ 91,869,000     $ 95,845,000
Environmental protection                       1,667,000        1,476,000        1,087,000
Real estate                                   29,215,000       28,996,000       29,827,000
Corporate                                     27,033,000       27,678,000       28,460,000
                                        --------------------------------------------------
Total                                       $ 90,081,000     $150,019,000     $155,219,000
                                        ==================================================
Financial information relating to
 domestic and export sales (domestic
 operations):
Domestic revenues                           $ 42,723,000     $ 40,029,000     $ 38,857,000
Export revenues                                1,327,000        2,784,000          393,000
                                        --------------------------------------------------
Total                                       $ 44,050,000     $ 42,381,000     $ 39,250,000
                                        ==================================================

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

    The majority of depreciation and amortization expense and capital expenditures relate to the Company's specialty chemicals segment. Depreciation and amortization expenses for the years ended September 30 are as follows:

                                       1997            1996            1995
                                ------------------------------------------------
Specialty chemicals                   $6,749,000      $6,899,000      $4,824,000
All other segments                       936,000         911,000       1,059,000
                                ------------------------------------------------
Total                                 $7,685,000      $7,810,000      $5,883,000
                                ================================================

    Capital expenditures for the years ended September 30 are as follows:

                                                     1997            1996
                                              --------------------------------
Specialty chemicals                                 $1,524,000      $3,157,000
All other segments                                      33,000          91,000
                                              --------------------------------
Total                                               $1,557,000      $3,248,000
                                              ================================

    The Company had three customers that accounted for 10% or more of the Company's revenues in one or more of fiscal 1997, 1996 and 1995. These three customers accounted respectively for the following revenues during the fiscal years ended September 30:

Customer          Chemical            Industry           1997             1996             1995
-----------------------------------------------------------------------------------------------------
   A          Ammonium Perchlorate     Space        $15,661,000      $20,000,000      $27,963,000
   B          Ammonium Perchlorate     Space          4,614,000
   C          Sodium Azide             Airbag        11,715,000        9,378,000
                                                    --------------------------------------------------

13. SODIUM AZIDE

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

    In May 1997, the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") (formerly Morton International Automotive Safety Products). The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997. The estimated sales value of the agreement is approximately $45 -$55 million over the three-year period. This actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, that will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the agreement.

    The Company previously believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the Company's plant) by the 1994 model year (which for sodium azide sales purposes is the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of capacity expansions by existing producers, although the Company's information with respect to competitors' existing and planned capacity is limited. There can be no assurance that other manufacturing capacities not now known to the Company will not be established. By reason of this highly competitive market environment, and other factors discussed below, there exists considerable pressure on the price of sodium azide.

    The Company believes that the price erosion of sodium azide over the past few years has been due, in part, to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

    On January 7, 1997 the anti-dumping investigation initiated by Commerce, based upon the Company's petition, against the three Japanese producers of sodium azide was suspended by agreement. It is the Company's understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for the time being. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement requires that it make all necessary price revisions to eliminate all United States sales at below "Normal Value," and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended, in connection with its future sales of sodium azide in the United States.

    The Suspension Agreement contemplates a cost-based determination of "Normal Value" and establishes reporting and verification procedures to assure compliance. Accordingly, the minimum pricing for sodium azide sold in the United States by the remaining Japanese producer will be based primarily on its actual costs, and may be affected by changes in the relevant exchange rates.

    Finally, the Suspension Agreement provides that it may be terminated by any party on 60 days' notice, in which event the anti-dumping proceeding would be re-instituted at the stage to which it had advanced at the time the Suspension Agreement became effective.

    The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, Management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. In addition, although the Company has achieved significant gains in market share that appear to relate to the Company's anti-dumping petition and the Suspension Agreement, Management believes that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continue to exist, during the fourth quarter of fiscal 1997, Management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52,605,000 was recognized in the fourth quarter of fiscal 1997.

14. HALOTRON

    On August 30, 1991, the Company entered into an agreement (the "Halotron Agreement") granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron I (a replacement for halon
    1211). Halotron products are fire suppression systems, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as a fire suppression agent in military, industrial, commercial and residential applications.

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

    As discussed above, in 1992, the Company purchased the rights to certain fire suppression chemicals and delivery systems called Halotron from their Swedish inventor, Jan Andersson and his corporation, AB Bejaro Product. The Company claimed that Andersson and Bejaro breached the contract in which they had sold the rights to Halotron. This alleged breach resulted in litigation initiated by the Company. This initial litigation was settled when Andersson and Bejaro promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave the Company exclusive rights to the Halotron chemicals and delivery systems.

    Following the settlement of the initial litigation, however, Andersson and Bejaro failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, litigation was initiated in the Utah state courts in March 1994, for the purpose of establishing the Company's exclusive rights to the Halotron chemicals and delivery systems. On August 15, 1994, the court entered a default judgment ("Judgment") against Andersson and Bejaro granting the injunctive relief requested by the Company and awarding damages in the amount of $42,233,000.

    The trial court further ordered Andersson and Bejaro to execute documents required for patent registration of Halotron in various countries. When Andersson and Bejaro ignored this order, the Court directed the Clerk of the Court to execute these documents on behalf of Andersson and Bejaro.
    Finally, the Court ordered that Andersson's and Bejaro's rights to any future royalties from sales of Halotron were terminated. The Company is exploring ways to collect the Judgment from Andersson and Bejaro. It appears that Andersson and Bejaro have few assets and those assets they do have appear to have been placed beyond reach of the Judgment.

    The Company has initiated arbitration proceedings against Jan Andersson and Bejaro to enforce Halotron's patent rights to Halotron against Andersson. The parties have each submitted statements of claims, with supporting documents, affidavits and briefs to the arbitration panel. Jan Andersson and Bejaro have also asserted a counterclaim against the Company, alleging that the Company wrongfully deprived Andersson and Bejaro of royalties due under the agreements with the Company. Andersson and Bejaro seek $6,200,000, including damages for alleged physical suffering and punitive damages. The Company has sought to strike the counterclaim as having been filed untimely. If the counterclaim is not stricken, the Company will vigorously contest claims asserted in the counterclaim. The Company believes the counterclaim to be without merit. No hearing has been set in the arbitration.

15. ASSET PURCHASE AGREEMENT

    On October 10, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") with Kerr-McGee. The Agreement contemplates that the Company will acquire certain process data, technical information, customer lists, marketing contacts, and related expertise used by Kerr-McGee primarily in the AP industry. The Agreement calls for a purchase price of $39 million, and grants the Company the option to purchase limited AP inventory of Kerr-McGee for additional consideration.

    Closing of the transaction is subject to a number of conditions, including the Company's securing of financing for 100 percent of the purchase price and Board of Director approvals by both parties. In December 1997, the Company received notification that the Federal Trade Commission ("FTC") had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notifications filings with the FTC and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has entered into long-term pricing agreements for AP with its major customers that are contingent upon the closing of the transaction and, on a continuing basis, that will be contingent upon agreement on the terms of specific purchase orders.

    There can be no assurance that the conditions to closing of the transaction will be satisfied, or that the transaction will close. The management of the Company will, however, make all reasonable efforts to meet all conditions, and to conclude successfully this transaction.

16. EMPLOYEE SEPARATION AND MANAGEMENT REORGANIZATION COSTS

    During the fourth quarter of fiscal 1997, the Company implemented a management reorganization plan. As a result, the former Chief Executive Officer, Executive Vice President and two other senior executives separated their employment with the Company and the Company vacated approximately one-half of its leased corporate office facilities space. In addition, activities associated with the Company's environmental protection equipment division were relocated to the Company's Utah facilities.

    The Company recognized a charge of $3,616,000 to account for the costs associated with the employee separations and vacating leased space. The charge consists principally of four years of salary and benefits payable to the former Executive Vice President under the terms of an employment agreement, the present value of the estimated amount payable to the former Chief Executive Officer under the terms of the Company's Supplemental Executive Retirement Plan ("SERP") and severance costs payable to the two other former senior executives. The former Chief Executive Officer is the only person currently covered under the SERP.

    Relocation costs amounted to approximately $387,000 and are classified in operating expenses in the accompanying consolidated statement of operations.

    In the third quarter of 1995, the Company reduced total full-time employee equivalents by approximately ten percent through involuntary terminations and an offering of enhanced retirement benefits to a certain class of employees. The Company recognized a charge of approximately $226,000 as a result of these terminations and the acceptance of the offer of enhanced retirement benefits by certain employees.