Form 10-Q
period 1997-12-31
AMERICAN PACIFIC CORP
filed 1998-01-30
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              -     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                     Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,137,537 AS OF JANUARY 31, 1998.

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

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          The information required by Item 303 of Regulation S-K is provided on pages 11 through 16 of this Report on Form 10-Q.

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

               27.  Financial Data Schedule.

          b)   None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN PACIFIC CORPORATION



Date:  January 28, 1998                     /s/ John R. Gibson
                                            ------------------------------------
                                            John R. Gibson
                                            Chief Executive Officer and
                                            President



Date:  January 28, 1998                     /s/ David N. Keys
                                            ------------------------------------
                                            David N. Keys
                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer;
                                            Principal Financial and Accounting
                                            Officer

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                    For the Three Months Ended December 31,

--------------------------------------------------------------------------------
                                               1997           1996
--------------------------------------------------------------------------------
Sales and Operating Revenues                 $11,268,000    $ 8,396,000
Cost of Sales                                  8,106,000      7,083,000
                                             --------------------------

   Gross Profit                                3,162,000      1,313,000

Operating Expenses                             2,183,000      2,363,000

Equity in Earnings of Real Estate Venture        300,000
                                             --------------------------

Operating Income (Loss)                        1,279,000     (1,050,000)

Net Interest and Other Expense                   713,000        240,000
                                             --------------------------

Income (Loss) Before Provision
(Credit) for Income Taxes                        566,000     (1,290,000)



Provision (Credit) for Income Taxes                            (440,000)
                                             --------------------------
Net Income (Loss)                            $   566,000    $  (850,000)
                                             --------------------------

Basic Net Income (Loss) Per Share            $       .07    $      (.10)
                                             --------------------------

Average Shares Outstanding                     8,138,000      8,099,000
                                             --------------------------

Diluted Net Income (Loss) Per Share          $       .07    $      (.10)
                                             --------------------------

Diluted Shares                                 8,217,000      8,099,000
                                             --------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                       DECEMBER 31,             SEPTEMBER 30,
                                          1997                      1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents             $12,989,000              $18,881,000
  Accounts and Notes Receivable           9,905,000                5,551,000
  Related Party Notes Receivable            612,000                  637,000
  Inventories                            10,880,000               11,116,000
  Prepaid Expenses and Other Assets       1,511,000                  979,000
                                        ------------------------------------
     TOTAL CURRENT ASSETS                35,897,000               37,164,000

Property, Plant and Equipment, Net       19,632,000               19,314,000
Development Property                      7,053,000                7,362,000
Real Estate Equity Investments           18,535,000               20,248,000
Other Assets                              2,329,000                2,413,000
Restricted Cash                           6,408,000                3,580,000
                                        ------------------------------------
     TOTAL ASSETS                       $89,854,000              $90,081,000
                                        ------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                            DECEMBER 31,        SEPTEMBER 30,
                                                1997                1997
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts Payable and Accrued Liabilities  $  7,229,000        $  7,519,000
   Current Portion of Long-Term Debt            5,000,000           6,166,000
                                             --------------------------------
       TOTAL CURRENT LIABILITIES               12,229,000          13,685,000

   Long-Term Debt                              25,006,000          24,900,000
   Long-Term Payables                           2,933,000           2,376,000

                                             --------------------------------
       TOTAL LIABILITIES                       40,168,000          40,961,000
                                             --------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock               3,569,000           3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                      829,000             829,000
Capital in Excess of Par Value                 78,561,000          78,561,000
Accumulated Deficit                           (32,141,000)        (32,707,000)
Treasury Stock                                 (1,035,000)         (1,035,000)
Receivable from the Sale of Stock                 (97,000)            (97,000)
                                             --------------------------------
       TOTAL SHAREHOLDERS' EQUITY              46,117,000          45,551,000
                                             --------------------------------
                                             --------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                               $ 89,854,000        $ 90,081,000
                                             --------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended December 31,

--------------------------------------------------------------------------------------------
                                                                1997                 1996
--------------------------------------------------------------------------------------------
Cash Used For Operating Activities                          $(5,416,000)        $  (854,000)
                                                            -------------------------------
Cash Flows Provided by (Used for) Investing Activities:
  Capital Expenditures, Development Property Additions
    and Real Estate Equity Investments                          690,000          (1,184,000)
                                                            -------------------------------
Net Cash Used For Investing Activities                          690,000          (1,184,000)
                                                            -------------------------------
Cash Flows From Financing Activities:
  Principal Payment on Debt                                  (1,166,000)
  Treasury Stock Acquired                                                          (156,000)
  Issuance of Common Stock                                                           70,000
                                                            -------------------------------
Net Cash Used For Financing Activities                       (1,166,000)            (86,000)
                                                            -------------------------------

Net Decrease in Cash and Cash Equivalents                    (5,892,000)         (2,124,000)
Cash and Cash Equivalents, Beginning of Period               18,881,000          18,501,000
                                                            -------------------------------
Cash and Cash Equivalents, End of Period                    $12,989,000         $16,377,000
                                                            -------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1997 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

2.   NET INCOME (LOSS) PER COMMON SHARE

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income
     (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss during the three-month period ended December 31, 1996, both basic and diluted per share calculations are based upon average shares outstanding of 8,099,000 during this period. The effect of options and warrants outstanding to purchase 3,230,000 shares was not included in diluted calculations during this period. Diluted net income per share during the first quarter of fiscal 1998 is determined considering the dilutive effect of outstanding stock options and warrants. The effect of options and warrants outstanding to purchase 3,160,000 shares was not included in diluted calculations during the first quarter of fiscal 1998 since the exercise price of such options and warrants was greater than the average price of the Company's common shares.

3.   INVENTORIES

     Inventories consist of the following:

                                     December 31,   September 30,
                                         1997           1997
                                     ------------   -------------

     Work-in-process                  $ 7,517,000     $ 3,349,000
     Raw materials and supplies         3,363,000       7,767,000
                                      -----------     -----------
     Total                            $10,880,000     $11,116,000
                                      -----------     -----------

4.   COMMITMENTS AND CONTINGENCIES

     In fiscal 1993, three shareholder lawsuits were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers (the "Company Defendants"). The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the Federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that none of the Company Defendants made misleading or inadequate statements regarding Halotron. The District Court thereafter entered judgment in favor of the Company Defendants on the Halotron claims. The plaintiffs appealed the summary judgment ruling and the judgment on the jury verdict to the Ninth Circuit of the United States Court of Appeals. On June 5, 1997, the Court of Appeals affirmed the judgments of the United States District Court in favor of the Company Defendants. On June 19, 1997, the plaintiffs filed an Appellants Petition for Rehearing and Suggestion of Rehearing En Banc with the Court of Appeals. On September 3, 1997, the Court of Appeals denied the Petition for Rehearing. In October 1997, the plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.

     Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical Corporation's ("Kerr-McGee") ammonium perchlorate ("AP") operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such cooperation, contributions or assistance.

5.   INCOME TAXES

     The Company established a valuation allowance for deferred tax assets in the amount of $10,431,000 as of September 30, 1997. The Company's effective tax rate will be 0% until its net operating losses expire or the Company has taxable income necessary to eliminate the need for the valuation allowance.

6.   ASSET PURCHASE AGREEMENT

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

     Closing of the transaction is subject to a number of conditions, including the Company's securing of financing for 100 percent of the purchase price and Board of Director approvals by both parties. In December 1997, the Company received notification that the Federal Trade Commission ("FTC") had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notification filings with the FTC and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has entered into long-term pricing agreements for AP with certain major customers that are contingent upon the closing of the transaction and, on a continuing basis, that will be contingent upon agreement on the terms of specific purchase orders.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES AND OPERATING REVENUES AND GROSS PROFIT

Sales and operating revenues were $11,268,000 during the three-month period ended December 31, 1997 compared to $8,396,000 during the same period last year. The increase is primarily due to increased perchlorate, sodium azide and real estate sales. Such increase was partially offset by decreases in environmental protection equipment and Halotron sales.

Gross profit as a percentage of sales and operating revenues was 28% in the first quarter of fiscal 1998 compared to 16% in the first quarter of last year. As discussed below, the increase in gross profit percentage is primarily due to an increase in sodium azide margins. The increase was offset by decreases in perchlorate and Halotron margins.

PERCHLORATE CHEMICAL OPERATIONS

Perchlorate chemical revenues were $5.6 million and $4.1 million during the three-month periods ended December 31, 1997 and 1996, respectively.

In September 1997, the Company received a purchase order for deliveries of AP to Thiokol during the fiscal year ending September 30, 1998. The purchase order amounts to approximately $16.1 million. Approximately $3.6 million of this order was delivered in the first quarter of fiscal 1998. In October 1995, the Company received a purchase order for the delivery of AP to another customer from October 1996 through 1999 having a value in the range of $8 million to $10 million. Approximately $4.5 million of this purchase order was delivered in fiscal 1997 and approximately $1.3 million was delivered in the first quarter of fiscal 1998. This purchase order includes options that could increase the order during the 1998-1999 period, and that could extend the purchase order to the year 2000.

In October 1997, the Company entered into the Agreement with Kerr-McGee. The Agreement contemplates that the Company will acquire certain process data, technical information, customer lists, marketing contacts, and related expertise used by Kerr-McGee primarily in the AP industry. The Agreement calls for a purchase price of $39 million, and grants the Company the option to the purchase limited AP inventory of Kerr-McGee for additional consideration.

Closing of the transaction is subject to a number of conditions, including the Company's securing of financing for 100 percent of the purchase price and Board of Director approvals by both parties. In December 1997, the Company received notification that the FTC had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notification filings with the FTC and the Department of Justice. The Company has entered into long-term pricing agreements for AP with certain of its major customers that are contingent upon the closing of the transaction and, on a continuing basis, that will be contingent upon agreement on terms of specific purchase orders. There can be no assurance that the conditions to closing of the transaction will be satisfied, or that the transaction will close.

SODIUM AZIDE OPERATIONS

Sodium azide sales were $3.6 million during the first quarter of fiscal 1998 compared to $3.1 million in the same period last year.

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

The Company incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended September 30, 1997. However, Management's view of the economics of the sodium azide market indicated that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52,605,000 was recognized in the fourth quarter of fiscal 1997.

Depreciation expense related to sodium azide operations amounted to approximately $400,000 and $1.4 million during the three-month periods ended December 31, 1997 and 1996, respectively. On an annualized basis, depreciation expense is expected to decrease by approximately $3.5 to $4 million in fiscal 1998 as a result of the impairment charge referred to above.

REAL ESTATE OPERATIONS

Real estate and related sales amounted to $1.7 million during the three months ended December 31, 1997 compared to $61,000 during the three months ended December 31, 1996.

During the first quarter of fiscal 1998, the Company recognized its share of the equity in earnings of its residential joint venture project. The Company's equity in the earnings of this project amounted to approximately $300,000. Profits and losses are split equally between the Company and its venture partner, a local real estate development company. The venture's profits increased substantially during the first quarter of fiscal 1998 as a result of the sale of improved land zoned for an apartment site to an outside developer.

The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of equity in earnings of the residential joint venture project.

ENVIRONMENTAL PROTECTION EQUIPMENT OPERATIONS

Environmental protection equipment sales were approximately $209,000 and $550,000 during the three-month periods ended December 31, 1997 and 1996, respectively. As of December 31, 1997, this segment had a backlog of approximately $3.1 million. The Company has submitted a number of bids on significant projects, although there can be no assurance that any of these bids will result in future orders.

HALOTRON

Sales of Halotron amounted to approximately $151,000 in the first quarter of fiscal 1998 compared to $436,000 during the same period last year. In December 1995, the Company, in concert with Buckeye Fire Equipment Company, successfully completed Underwriters Laboratories (UL) fire tests of a line of portable fire extinguishers using Halotron I. Domestic distribution of the Buckeye Halotron extinguisher line began in February, 1996.

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

OPERATING EXPENSE

Operating (selling, general and administrative) expenses were $2,183,00 and $2,363,000 during the three-month periods ended December 31, 1997 and 1996, respectively. As described below, the decrease is primarily due to a reorganization effected in the fourth quarter of fiscal 1997.

During the fourth quarter of fiscal 1997, the Company recognized a charge of $3,616,000 associated with employee separations and management reorganization costs. In addition, relocation costs of approximately $387,000 were incurred in the fourth quarter of fiscal 1997. The Company expects operating expenses to be approximately $800,000 to $1,000,000 lower in fiscal 1998 as a result of these separations and relocations.

NET INTEREST EXPENSE

Net interest expense was $713,000 and $240,000 during the three-month periods ended December 31, 1997 and 1996, respectively. The increase in interest expense is primarily due to the cessation of interest capitalization on the Company's residential real estate joint venture project. Such increase was partially offset by a decrease in interest associated with a reduction in debt balances.

PROVISION (CREDIT) FOR INCOME TAXES

The Company's effective income tax rates were 0% in the first quarter of fiscal 1998 compared to 34% during the same period last year. See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the reduced effective rate in fiscal 1998 and the Company's expectation of effective rates during the remainder of fiscal 1998.

VARIATIONS IN OPERATING RESULTS

Although the Company's operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following additional factors, among others; (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain.

LITIGATION AND CONTINGENCIES

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of litigation and contingencies.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 1997 and 1996, respectively. The Company does not expect inflation to have a material effect on gross profit in the future, because any increases in production costs should be recovered through increases in product prices, although there can be no assurance in that regard.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the litigation and contingencies described in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of the costs, if any, may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Charter and Bylaws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages relating to the shareholder lawsuits are insufficient. The Company has in force substantial insurance covering this risk. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that litigation related costs will be incurred.

Operating cash flows were $(5,416,000) and $(854,000) during the three-month periods ended December 31, 1997 and 1996, respectively. Cash flows from operating activities declined in the first quarter of fiscal 1998 principally as a result of changes in certain working capital balances, most notably a significant increase in receivables related to AP shipments in late December, 1997. Such receivables are scheduled to be collected in the second quarter of fiscal 1998. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

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

     6. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local, economic conditions, interest rate fluctuations affecting the availability and the cost of financing, the performance of the managing partner of its residential real estate joint venture (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales or costs.

     7. The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

     8. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 4 of Notes to Condensed Consolidated Financial Statements and claims made by or against the Company relative to patents or property rights.

     9. The adoption of new, or changes in existing, accounting policies and practices.

     10.  Closing of the Agreement to acquire the Kerr-McGee AP business.

     11. The results of the Company's periodic review of impairment issues under the provision of SFAS No. 121.

     12. The dependence upon a single facility for the production of most of the Company's products.