Form 10-K/A
period 1997-09-30
AMERICAN PACIFIC CORP
filed 1998-03-20
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K\A
                               (AMENDMENT NO. 1)

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  (1)  Financial Statements
          --------------------

          (a) See Part II, Item 8 for index to the Registrant's financial statements and supplementary data.

          (b) Separate audited financial statements of Gibson Ranch Limited Liability Company as required under Regulation S-X 210. 3-09. See pages 61-69 herein.

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

    10.18 Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997 incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "1997 10-K").

    10.19 Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997 incorporated by reference to Exhibit 10.19 to the 1997 10-K.

    10.20 Settlement Agreement between Registrant and C. Keith Rooker dated July 17, 1997 incorporated by reference to Exhibit 10.20 to the 1997 10-K.

    10.21 Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997 incorporated by reference to Exhibit
               10.21 to the 1997 10-K.

       22      Subsidiaries of the Registrant incorporated by reference to
               Exhibit 22 to the 1997 10-K.

      *23      Consent of Deloitte & Touche LLP.

      *24      Power of Attorney, included on Page 34.

      *27 Financial Data Schedule (previously filed electronically with the 1997 10-K)

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

Dated:  March 19, 1998         AMERICAN PACIFIC CORPORATION
                                           (Registrant)



                               By:  /s/ John R. Gibson
                                    --------------------------------------------
                                    John R. Gibson
                                    President & Chief Executive Officer



                               By:  /s/ David N. Keys
                                    --------------------------------------------
                                    David N. Keys
                                    Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer,
                                    Principal Financial and Accounting Officer

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

                        GIBSON RANCH
                        LIMITED LIABILITY COMPANY


                        FINANCIAL STATEMENTS
                        YEAR ENDED DECEMBER 31, 1997, AND
                        INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Members
Gibson Ranch Limited Liability Company
Las Vegas, Nevada

We have audited the accompanying balance sheet of Gibson Ranch Limited Liability Company (the "Company"), and the related statements of operations and members' equity and of cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gibson Ranch Limited Liability Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 6, 1998

GIBSON RANCH LIMITED LIABILITY COMPANY

BALANCE SHEET
DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                        $   498,465
Receivables, net                                                     377,597
Inventories                                                       25,751,033
Deposits and other assets                                          1,032,269
                                                                 -----------
          TOTAL                                                  $27,659,364
                                                                 ===========

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
  Notes payable                                                  $ 5,852,947
  Accounts payable and accrued liabilities                         4,978,642
  Due to members                                                   2,379,393
  Customer deposits                                                  123,075
                                                                 -----------
          Total liabilities                                       13,334,057

MEMBERS' EQUITY                                                   14,325,307
                                                                 -----------
          TOTAL                                                  $27,659,364
                                                                 ===========

See notes to financial statements.

GIBSON RANCH LIMITED LIABILITY COMPANY

STATEMENT OF OPERATIONS AND MEMBERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------

REVENUES:
  Home sales                                                     $19,407,397
  Land sale                                                        2,240,000
                                                                 -----------

          Total revenues                                          21,647,397
                                                                 -----------
COST OF SALES:
  Home sales                                                      17,291,000
  Land sale                                                          934,078
                                                                 -----------

          Total cost of sales                                     18,225,078
                                                                 -----------

GROSS PROFIT                                                       3,422,319

OPERATING EXPENSES                                                 1,223,131
                                                                 -----------

NET INCOME                                                       $ 2,199,188
                                                                 ===========



MEMBERS' EQUITY, JANUARY 1, 1997 (As previously stated)          $13,678,922

ADJUSTMENT (See Note 1)                                            1,457,568
                                                                 -----------

MEMBERS' EQUITY, JANUARY 1, 1997 (As adjusted)                    15,136,490

NET INCOME                                                         2,199,188

DISTRIBUTIONS PAID                                                (3,010,371)
                                                                 -----------

MEMBERS' EQUITY, DECEMBER 31, 1997                               $14,325,307
                                                                 ===========

See notes to financial statements.

GIBSON RANCH LIMITED LIABILITY COMPANY

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  2,199,188
  Changes to reconcile net income to net cash provided by operating activities:
    Increase in receivables                                                              (187,392)
    Increase in deposits and other assets                                                 (39,382)
    Increase in inventories                                                            (2,634,615)
    Increase in accounts payable and accrued liabilities                                2,103,551
    Decrease in customer deposits                                                         (28,796)
                                                                                     ------------
          Net cash provided by operating activities                                     1,412,554
                                                                                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of amounts due to members                                                   (407,228)
  Distributions paid to members                                                        (3,010,371)
  Proceeds from notes payable                                                          18,466,503
  Principal payments on notes payable                                                 (16,354,078)
                                                                                     ------------

        Net cash used in financing activities                                          (1,305,174)
                                                                                     ------------

NET INCREASE IN CASH                                                                      107,380

CASH, BEGINNING OF YEAR                                                                   391,085
                                                                                     ------------

CASH, END OF YEAR                                                                    $    498,465
                                                                                     ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                             $    856,757
                                                                                     ============

See notes to financial statements.

GIBSON RANCH LIMITED LIABILITY COMPANY


NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS--Gibson Ranch Limited Liability Company (the "Company") was formed August 27, 1993, under the Nevada Limited Liability Company Act. The members are The Developers of Nevada ("Developers"), its managing member, and AmPac Development Company ("AmPac"). Limited liability companies ("LLC") are statutorily established legal entities containing features of corporations and partnerships. Except as provided by law, the members are not personally liable for any debts of the Company or any losses in excess of the amount of their capital contribution. The Company has acquired real property in Henderson, Nevada, for the purpose of developing lots, selling undeveloped commercial land, and constructing single-family homes and four-plex townhomes. The Company will continue until August 2023 unless dissolved prior to that time.

     Prior to January 1, 1997, the Company had recorded the initial contribution of land by Developers and AmPac at its agreed upon value in accordance with the Company's operating agreement. Generally accepted accounting principles require that the land should be recorded at the lower of the members' cost basis or market value. Therefore, an adjustment of $1,457,568 has been made to member's equity and land at January 1, 1997.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates used include the allocation of lot development costs. Actual results could differ from those estimates.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BALANCE SHEET PREPARATION--The operations of the Company involve a variety of real estate transactions and it is not possible to precisely measure the operating cycle of the Company. The balance sheet of the Company has been prepared on an unclassified basis in accordance with real estate industry practice.

     REVENUE RECOGNITION--Profits on the sale of real estate are recognized upon closing in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, when title has passed, the buyer has made a substantial commitment, the usual risks and rewards of ownership have been transferred to the buyer and the collectibilty of the sales price is reasonably assured. Construction costs are generally allocated to lots using the specific identification method. Payments received from buyers prior to closing are recorded as deposits.

     MANAGEMENT FEES--Over the life of the Company, a management fee is paid to the Company's managing member in the amount of $50,000 per month. This management fee is charged to expense as incurred.

     INVENTORIES--Inventories are stated at the lower of cost or net realizable value. Inventory costs include preacquisition costs, property taxes, interest, and insurance incurred during development and construction, and direct and certain indirect project costs. General and administrative costs are charged to expense as incurred. Model construction, model furnishing costs, and semi-permanent signs are capitalized. Costs of amenities such as swimming pools, parks, and fitness centers are accounted for as common costs and allocated to units to be sold.

     The Company follows Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As of December 31, 1997, no adjustments to reduce cost to fair value less estimated selling costs were required.

     ALLOCATION OF PROCEEDS AND DISTRIBUTIONS OF PROFIT AND LOSSES--Under the terms of the operating agreement, the capital contributions of all members shall be returned on a pro rata basis as land in the project is developed and sold. The profits and losses of the Company shall be split equally between the members after the return of advances and agreed upon values for initial contributions.

     INCOME TAXES--As an LLC, the Company is taxed as a partnership. As a result, the members separately account for their share of the Company's income, deductions, losses, and credits. Accordingly, no provision for income tax expense has been recognized in the accompanying financial statements.

     CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, cash in bank, and money market accounts.

3.   INVENTORIES

     Inventories consist of the following as of December 31, 1997:

          Land under development                       $10,869,926
          Land held for investment                         726,817
          Development and construction costs            13,755,706
          Model home furnishings and signs                 398,584
                                                       -----------
               Total                                   $25,751,033
                                                       ===========

     Interest and finance costs capitalized were $1,248,846, including $239,409 to AmPac, during the year ended December 31, 1997.

4.   DEPOSITS AND OTHER ASSETS

     Deposits and other assets consist of the following as of December 31, 1997:

          Refundable deposits                          $  759,985
          Other assets                                    272,284
                                                       ----------
                    Total                              $1,032,269
                                                       ==========

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of December 31, 1997:

          Accounts payable - trade                          $4,121,209
          Special improvement district assessment              684,705
          Warranty reserve                                     114,756
          Accrued interest                                      57,972
                                                            ----------
              Total                                         $4,978,642
                                                            ==========

6.   NOTES PAYABLE

     Notes payable consist of the following as of December 31, 1997:

          Note payable to a bank, monthly installments
          of interest only based on the bank's prime
          lending rate (8.50% at December 31, 1997), due
          April 1999, secured by deed of trust and
          guaranteed by the members of Developers.          $  461,448

          Notes payable to a corporation, monthly
          installments of interest only at 12.5%
          through February 1998, due March 1998, secured
          by deed of trust and guaranteed by the members
          of Developers.                                     1,830,649

          Revolving line of credit secured by deed of
          trust and guaranteed by the members of
          Developers.  Bears interest at the prime rate
          plus 1.25% and matures April 30, 1998.  The
          revolving line of credit is for $10,000,00         3,560,850
                                                            ----------
               Total                                        $5,852,947
                                                            ==========

     Scheduled maturities of notes payable for the years ending December 31 are as follows:

           1998                                             $5,391,499
           1999                                                461,448
                                                            ----------
               Total                                        $5,852,947
                                                            ==========

     In accordance with the bank loan agreements, the Company is required to maintain a minimum tangible net worth of no less than $5,000,000 at all times. The Company is subject to certain other debt covenants which includes providing reviewed or audited financial statements by a certain date.

7.   RELATED PARTY BALANCES AND TRANSACTIONS

     Developers made advances to and received payments from the Company for operating and development expenditures. Advances included in due to members are $10,633 at December 31, 1997.

     The Company also has a $2,400,000 revolving line of credit agreement with AmPac and a $2,400,000 revolving line of credit agreement with Developers that may be drawn only after the AmPac line has been exhausted. The agreements have no stated repayment terms and accrue interest at 10 percent. The AmPac line is unsecured; the Developers line may be secured by the land contributed by Developers. The balance outstanding at December 31, 1997, included in due to members is $2,368,761 due to AmPac.

     The Company incurred management fees to its managing member totaling $600,000 for the year ended December 31, 1997.

     AmPac's initial contribution of land was subject to its ability to obtain a release of a mortgage lien in favor of AmPac's creditors. In December 1994 an agreement regarding release of liens was consummated. Under the terms of this agreement, release amounts are distributed to a trustee upon sales of the Company's property for future payment of AmPac's indebtedness. The release amounts paid by the Company are recorded as distributions to the members.