Form 10-Q
period 1998-03-31
AMERICAN PACIFIC CORP
filed 1998-05-13
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

                          COMMISSION FILE NUMBER 1-8137

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                           changed since last report.)

         Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,219,537 as of April 30, 1998.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The information required by Rule 10-01 of Regulation S-X is provided on pages 5 through 12 of this Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The information required by Item 303 of Regulation S-K is provided on pages 14 through 19 of this Report on Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              The information required by Item 103 of Regulation S-K is provided on page 10 of this Report on Form 10-Q.

ITEM 2.       CHANGES IN SECURITIES

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The following matters were submitted to a vote of Security Holder's at the Registrant's Annual Meeting of Stockholders held on March 10, 1998:

                  1) Election of the following four Class A Directors to serve for a term of three years expiring in 2001:

                                   Number of
              Nominee              Votes For            Number of Votes Withheld
              -------              ---------            ------------------------

              Thomas A. Turner     6,719,289               410,614
              John R. Gibson       6,727,099               402,804
              David N. Keys        6,730,179               399,724
              Eugene A. Cafiero    6,342,167               787,736

                  2) Approval of the  adoption  of the  Registrant's  1997 Stock
               Option Plan:

                    Number of    Number of        Number of    Number of Broker
                    Votes For    Votes Against    Abstentions     Non-Votes
                    ---------    -------------    -----------     ---------

                    3,258,898    1,744,958        30,709          2,095,338

                  3) Approval of the grant of non-qualified stock options to the non-employee members of the Board of Directors currently holding office:

     Number of            Number of          Number of          Number of Broker
     Votes For            Votes Against      Abstentions           Non-Votes
     ---------            -------------      -----------           ---------

     4,027,804            972,921            33,840                2,095,338

                  4) Approval  of the grant of  non-qualified  stock  options to
               John R. Gibson,  Chief Executive  Officer and President and David
               N. Keys, Executive Vice President and Chief Financial Officer:

     Number of            Number of          Number of          Number of Broker
     Votes For            Votes Against      Abstentions           Non-Votes
     ---------            -------------      -----------           ---------

     4,312,448            970,066            30,185                1,817,204


ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)           (i)  The  following   Exhibits  are  filed  herewith,
                           portions of each of which have been omitted pursuant to a request for confidential treatment:

                           10.1 Long-Term Pricing Agreement dated as of December 12, 1997 between Thiokol Corporation-Propulsion Group and the Registrant.

                           10.2 Partnershipping Agreement between Alliant Techsystems Incorporated ("Alliant") and Western Electrochemical Company and letter dated November 24, 1997 from the Registrant to Alliant and revised Exhibit B with respect thereto.

                           (ii) The following Exhibit is filed in connection with the Registrant's electronic filing:

                           27.      Financial Data Schedule.

              b) The following Reports on Form 8-K were filed during the three-month period ended March 31, 1998:

                           1) Form 8-K dated February 19, 1998, reporting the Registrant's intention to effect a private placement offering of $75 million principal amount of senior notes during March 1998.

                           2) Form 8-K dated February 19, 1998, reporting certain pro forma financial information.

                           3) Form 8-K dated March 27, 1998, reporting the acquisition of certain assets and the completion of a private placement of $75 million principal amount of senior notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         AMERICAN PACIFIC CORPORATION





Date:    May 13, 1998                    /S/ JOHN R. GIBSON
                                         --------------------------------------
                                         John R. Gibson
                                         Chief Executive Officer and President



Date:    May 13, 1998                    /S/ DAVID N. KEYS
                                         --------------------------------------
                                         David N. Keys
                                         Executive Vice President,
                                         Chief Financial Officer, Secretary
                                         and Treasurer;  Principal Financial
                                         and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                      FOR THE THREE MONTHS                            FOR THE SIX MONTHS
                                                          ENDED MARCH 31,                                ENDED MARCH 31,
                                                    1998                    1997                   1998                    1997
------------------------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                   $ 14,119,000            $ 9,382,000           $ 25,387,000           $ 17,778,000
Cost of Sales                                     9,129,000              8,025,000             17,235,000             15,108,000
                                               -------------------------------------------------------------------------------------
   Gross Profit                                   4,990,000              1,357,000              8,152,000              2,670,000

Operating Expenses                                2,247,000              2,269,000              4,430,000              4,632,000

Equity in Earnings of Real Estate Venture                                  100,000                300,000                100,000

                                               -------------------------------------------------------------------------------------

Operating Income (Loss)                           2,743,000               (812,000)             4,022,000             (1,862,000)

Net Interest and Other
   Expense                                          750,000                293,000              1,463,000                533,000
                                               -------------------------------------------------------------------------------------

Income (Loss) Before Credit
   for Income Taxes                               1,993,000             (1,105,000)             2,559,000             (2,395,000)

Credit for Income Taxes                                                   (376,000)                                     (816,000)
                                               -------------------------------------------------------------------------------------

Net Income (Loss) Before Extraordinary Loss    $  1,993,000            $  (729,000)          $  2,559,000           $ (1,579,000)

Extraordinary Loss-Debt Extinguishment            5,005,000                                     5,005,000
                                               -------------------------------------------------------------------------------------

Net Loss                                       $ (3,012,000)           $  (729,000)          $ (2,446,000)          $ (1,579,000)
                                               -------------------------------------------------------------------------------------
Basic Net Loss Per Share:

   Income (Loss) Before Extraordinary Loss     $        .24            $      (.09)          $        .31           $       (.19)

   Extraordinary Loss                          $       (.61)                                 $       (.61)
                                                ------------------------------------------------------------------------------------

   Net Loss                                    $       (.37)           $      (.09)          $       (.30)          $       (.19)
                                               -------------------------------------------------------------------------------------

Average Shares Outstanding                        8,165,000              8,098,000              8,151,000              8,098,000
                                               -------------------------------------------------------------------------------------

Diluted Net Loss Per Share:

   Income (Loss) Before Extraordinary Loss      $       .24            $      (.09)          $        .31       $           (.19)

   Extraordinary Loss                           $      (.60)                                 $       (.61)
                                               -------------------------------------------------------------------------------------

   Net Loss                                     $      (.36)           $      (.09)          $       (.30)      $           (.19)
                                               -------------------------------------------------------------------------------------

Diluted Shares                                    8,337,000              8,098,000              8,280,000              8,098,000
                                               -------------------------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

--------------------------------------------------------------------------------
                                                MARCH 31,         SEPTEMBER 30,
                                                  1998                1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                 $ 19,029,000        $ 18,881,000
   Accounts and Notes Receivable                9,297,000           5,551,000
   Related Party Notes Receivable                 588,000             637,000
   Inventories                                 12,217,000          11,116,000
   Prepaid Expenses and Other Assets            1,083,000             979,000
                                             -----------------------------------
      TOTAL CURRENT ASSETS                     42,214,000          37,164,000

Property, Plant and Equipment, Net             19,212,000          19,314,000
Intangible Acquisition Assets                  40,279,000           1,540,000
Development Property                            6,945,000           7,362,000
Real Estate Equity Investments                 17,517,000          20,248,000
Other Assets                                    2,793,000             873,000
Restricted Cash                                 1,168,000           3,580,000

                                             -----------------------------------
      TOTAL ASSETS                           $130,128,000        $ 90,081,000
                                             -----------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)



-----------------------------------------------------------------------------------
                                                        MARCH 31,    SEPTEMBER 30,
                                                          1998           1997
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities        $   3,993,000    $   7,519,000
   Current Portion of Long-Term Debt                   1,168,000        6,166,000
                                                   ------------------------------
      TOTAL CURRENT LIABILITIES                        5,161,000       13,685,000

   Long-Term Debt                                     75,000,000       24,900,000
   Long-Term Payables                                  2,694,000        2,376,000

                                                   ------------------------------
      TOTAL LIABILITIES                               82,855,000       40,961,000
                                                   ------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock                      3,569,000        3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                             837,000          829,000
Capital in Excess of Par Value                        79,152,000       78,561,000
Accumulated Deficit                                  (35,153,000)     (32,707,000)
Treasury Stock                                        (1,035,000)      (1,035,000)
Receivable from the Sale of Stock                        (97,000)         (97,000)
                                                   ------------------------------
      TOTAL SHAREHOLDERS' EQUITY                      43,704,000       45,551,000
                                                   ------------------------------

                                                   ------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 130,128,000    $  90,081,000
                                                   ------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                             FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,                  ENDED MARCH 31,
                                                            1998             1997             1998            1997
--------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used For)
   Operating Activities                                 $  5,110,000    $  7,151,000    $   (306,000)   $  6,297,000
                                                        ------------------------------------------------------------

Cash Flows Used for
   Investing Activities:
   Capital Expenditures                                     (679,000)       (389,000)     (1,648,000)     (1,301,000)
   Development Property Additions                            (51,000)        (54,000)       (405,000)        (54,000)
   Payment for Acquisition Intangible                    (39,000,000)                    (39,000,000)
   Net Cash Received (Advanced)
   on Real Estate Equity Investments                       1,018,000        (148,000)      3,031,000        (420,000)
                                                        ------------------------------------------------------------
Net Cash Used For
   Investing Activities                                  (38,712,000)       (591,000)    (38,022,000)     (1,775,000)
                                                        ------------------------------------------------------------

Cash Flows From
   Financing Activities:
   Principal Payments on Debt                            (30,000,000)     (6,168,000)    (31,166,000)     (6,168,000)
   Issuance of Senior Notes                               75,000,000                      75,000,000
   Premium Paid on Debt
     Extinguishment                                       (3,250,000)                     (3,250,000)
   Debt Issue Costs                                       (2,707,000)                     (2,707,000)
   Issuance of Common Stock                                  599,000                         599,000          70,000
   Treasury Stock Acquired                                                                                  (156,000)
                                                        ------------------------------------------------------------

Net Cash Provided by (Used For)
  Financing Activities                                    39,642,000      (6,168,000)     38,476,000      (6,254,000)
                                                        ------------------------------------------------------------
Net Increase (Decrease) in Cash
 and Cash Equivalents                                      6,040,000         392,000         148,000      (1,732,000)
Cash and Cash Equivalents,
 Beginning of Period                                      12,989,000      16,377,000      18,881,000      18,501,000
                                                        ------------------------------------------------------------
Cash and Cash Equivalents, End of
 Period                                                 $ 19,029,000    $ 16,769,000    $ 19,029,000    $ 16,769,000
                                                        ------------------------------------------------------------

Supplemental Disclosure of Cash
  Flow Information:
Interest Paid (net of amounts
  capitalized)                                          $  1,650,000    $    851,000    $  1,650,000    $    851,000
                                                        ------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.       BASIS OF REPORTING

         The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1997 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

2.       NET INCOME (LOSS) PER COMMON SHARE

         During the first quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income
         (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income
         (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss before extraordinary loss during the three-month and six-month periods ended March 31, 1997, diluted per share calculations are based upon average shares outstanding during these periods. Accordingly, the effect of stock options and warrants outstanding for 3,525,000 shares at March 31, 1997 was not included in diluted net loss per share calculations. Diluted net income before extraordinary loss and diluted net loss per share during the three-month and six-month periods ended March 31, 1998 is determined considering the dilutive effect of stock options and warrants. The effect of stock options and warrants outstanding to purchase approximately 2,900,000 shares was not included in diluted per share calculations during the three-month and six-month periods ended March 31, 1998 as the average exercise price of such options and warrants was greater than the average price of the Company's common stock.

3.       INVENTORIES

         Inventories consist of the following:

                                           March 31,      September 30,
                                            1998               1997
                                            ----               ----

         Work-in-process                $ 7,963,000       $ 3,349,000
         Raw materials and supplies       4,254,000         7,767,000
                                        -----------       ------------
         Total                          $12,217,000       $11,116,000
                                        -----------       ------------

4.       COMMITMENTS AND CONTINGENCIES

         In fiscal 1993, three shareholder lawsuits were filed in the United States District Court for the District of Nevada against the Company and certain of its directors and officers (the "Company Defendants"). The complaints, which were consolidated, alleged that the Company's public statements violated Federal securities laws by inadequately disclosing information concerning its agreements with Thiokol Corporation ("Thiokol") and the Company's operations. On November 27, 1995, the U.S. District Court granted in part the Company's motion for summary judgment, ruling that the Company had not violated the Federal securities laws in relation to disclosures concerning the Company's agreements with Thiokol. The remaining claims, which related to allegedly misleading or inadequate disclosures regarding Halotron, were the subject of a jury trial that ended on January 17, 1996. The jury reached a unanimous verdict that none of the Company Defendants made misleading or inadequate statements regarding Halotron. The District Court thereafter entered judgment in favor of the Company Defendants on the Halotron claims. The plaintiffs appealed the summary judgment ruling and the judgment on the jury verdict to the Ninth Circuit of the United States Court of Appeals. On June 5, 1997, the Court of Appeals affirmed the judgments of the United States District Court in favor of the Company Defendants. On June 19, 1997, the plaintiffs filed an Appellants Petition for Rehearing and Suggestion of Rehearing En Banc with the Court of Appeals. On September 3, 1997, the Court of Appeals denied the Petition for Rehearing. In October 1997, the plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States. On February 23, 1998, the Supreme Court denied the Petition for Writ of Certiorari.

         Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical Corporation's ("Kerr-McGee") ammonium perchlorate ("AP") operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contributions or assistance.

5.       INCOME TAXES

         The Company established a valuation allowance for deferred tax assets in the amount of $10.4 million as of September 30, 1997. The Company's effective tax rate will be 0% until its net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

6.       FINANCING ACTIVITIES

         On March 12, 1998, the Company sold $75.0 million principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee described below and repurchased the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes").

         The Notes mature on March 1, 2005. Interest on the Notes will be paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, commencing September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. The Company is obligated to register and have declared effective the Notes, or exchange them for identical notes that have been registered, with the Securities and Exchange Commission within certain predefined time parameters. In April 1998, the Company filed a Form S-4 under the Securities Exchange Act of 1933 for the purpose of registering the Notes. The registration is in process and has not been declared effective. If the Company does not consummate an effective registration of the Notes within the required time frame, certain additional interest will accrue at a rate of 0.50% per annum.

         The Azide Notes were 11% noncallable subordinated secured term notes, which were issued and sold in February 1992 to finance the design, construction and start-up of the Company's sodium azide facility. A portion of the net proceeds from sale of the Notes was applied to repurchase the Azide Notes for approximately $28.2 million (approximately 113% of the outstanding principal amount thereof). In connection with the repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million. The extraordinary loss consisted of the cash premium paid of $3.2 million upon repurchase and a charge of $1.8 million to write-off the unamortized balance of debt issue and discount costs.

7.       ACQUISITION

         On March 12, 1998 (the "Closing Date"), the Company acquired, pursuant to a purchase agreement (the "Purchase Agreement") with Kerr-McGee, certain process data, technical information, customer lists, marketing contracts and related expertise of Kerr-McGee related its production of AP (the "Rights") for a purchase price of $39.0 million. Under the Purchase Agreement, the Company acquired an option (the "Option") to purchase all or any portion of the inventory of AP stored at Kerr-McGee's premises on the Closing Date, which is not owned by, or identified to a firm order from, a Kerr-McGee customer (the "Inventory"). The

         Option is exercisable from time to time within the 12 month period commencing on the Closing Date (the "Option Period"). The Acquisition did not include Kerr-McGee's production facilities (the "Production Facilities") and certain water and power supply agreements used by Kerr-McGee in the production of AP. Under the Purchase Agreement, Kerr-McGee ceased the production and sale of AP although the Production Facilities may continue to be used by Kerr-McGee for production of AP under certain limited circumstances described below. Under the Purchase Agreement, Kerr-McGee reserved a perpetual, royalty-free, nonexclusive license to use any of the technology forming part of the Rights as may be necessary or useful to use, repair or sell the Production Facilities (the "Reserved License").

         Under the Purchase Agreement, Kerr-McGee reserved the right to sell the Inventory to the extent not purchased by the Company pursuant to the Option, to process and sell certain reclaimed AP that is not suitable for use in solid fuel rocket motors (the "Reclaimed Product"), and to produce and sell AP (i) to fulfill orders scheduled for delivery after the closing, subject to making payments to the Company with respect to such orders, as provided in the Purchase Agreement and (ii) in the event of the Company's inability to meet customer demand or requirements, breach of the Purchase Agreement or termination of the Company's AP business.

         The Purchase Agreement provides that, together with the Reserved License, Kerr-McGee is permitted in its discretion to (i) lease, sell, dismantle, demolish and/or scrap all or any portion of the Production Facilities, (ii) retain the Production Facilities for manufacture of Reclaimed Product and (iii) maintain the Production Facilities in a "standby" or "mothballed" condition so they will be capable of being used to produce AP under the limited circumstances referred to above.

         Under the Purchase Agreement, Kerr-McGee has agreed to indemnify the Company against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. The Company has agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. In addition, Kerr-McGee has agreed that it will, at the Company's request, store any Inventory as to which the Option is exercised until 90 days after the Option expires, introduce the Company to AP customers that are not currently customers of the Company, and consult with the Company regarding the production and marketing of AP. The Company has agreed that, at Kerr-McGee's request, it will use reasonable efforts to market Reclaimed Product on Kerr-McGee's behalf for up to three years following consummation of the Acquisition.

         The purchase price of $39.0 million was recognized as an Intangible Acquisition Asset and is being amortized to cost of sales on a straight line basis over a ten-year period.

8.       AGREEMENTS WITH AP CUSTOMERS

         In December 1997, in connection with the Acquisition, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, which was contingent upon consummation of the Acquisition, provides that during its term Thiokol will make all of its AP purchases from the Company. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. The Company understands that, in addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years and AP recycled by it from certain existing rocket motors.

         In December 1997, in connection with the Acquisition, the Company entered into an agreement with Alliant Techsystems Incorporated ("Alliant") to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron, a chemical used in fire suppression systems ranging from portable fire extinguishers to airport firefighting vehicles. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

The Company believes that North American AP demand is currently approximately 22 to 24 million pounds annually. However, supply capacity has historically been substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the existing AP market, the Company entered into the Purchase Agreement with Kerr-McGee. Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

SALES AND OPERATING REVENUES. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 61% and 56% of revenues during the six-month periods ended March 31, 1998 and 1997, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 24% and 29% of revenues during the six-month periods ended March 31, 1998 and 1997, respectively. The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Although the Company has achieved significant gains in market share that appear to relate to an anti-dumping petition filed by the Company against three Japanese sodium azide producers and the resulting suspension agreement, the Company believes that these factors were fully incorporated into the market by the end of fiscal 1997. The Company's evaluation of the sodium azide market indicated that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets and, as a result, the Company recognized an impairment charge with respect to those assets of $52.6 million in the fourth quarter of fiscal 1997. Depreciation expense is expected to decrease annually by approximately $4.0 million as a result of the impairment charge.

Real estate and related sales amounted to approximately 9% and 4% of revenues during the six-month periods ended March 31, 1998 and 1997, respectively. The nature of real estate development and sales is such that the Company is unable to reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Sales of Halotron amounted to approximately 1% and 5% of revenues during the six-month periods ended March 31, 1998 and 1997, respectively. Halotron is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Environmental protection equipment sales accounted for approximately 5% and 6% of revenues during the six-month periods ended March 31, 1998 and 1997, respectively.

COST OF SALES. The principal elements comprising the Company's cost of sales are raw materials, electric, power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials.

Raw material, electric power and labor costs have not changed significantly recently. The costs of operating both the Company's perchlorate plant and sodium azide plant are, however, largely fixed. Accordingly, the Company believes that the potential additional AP sales volume resulting from the Acquisition should generate significant incremental cash flow because of the operating leverage associated with the perchlorate plant. In addition, amortization of the Acquisition costs is expected to amount to approximately $4.0 million annually.

INCOME TAXES. The Company's effective income tax rates were 0% during the three and six-month periods ended March 31, 1998 and 34% during the three and six-month periods ended March 31, 1997. The Company's effective income tax rate decreased to 17% for the entire 1997 fiscal year as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

NET INCOME (LOSS). Although the Company's net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
(i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

SALES AND OPERATING REVENUES. Sales increased $4.7 million, or 50% during the three months ended March 31, 1998 to $14.1 million from $9.4 million in the corresponding period of the prior year. This increase was attributable to increased sales of perchlorate, sodium azide, real estate and environmental protection equipment. Such increase was partially offset by a decrease in Halotron sales. Approximately $3.5 million of the $4.7 million increase in sales was attributable to increases in perchlorate sales. This increase was primarily attributable to the pendency and ultimate consummation of the Acquisition.

COST OF SALES. Cost of sales increased $1.1 million, or 14%, in the three months ended March 31, 1998 to $9.1 million from $8.0 million in the corresponding period of the prior year. This increase was principally due to increases in perchlorate and sodium azide sales volume. As a percentage of sales, cost of sales decreased in the three months ended March 31, 1998 to 65% as compared to 86% in the corresponding period of the prior year. This decrease was due principally to the increase in perchlorate and sodium azide sales volume and a reduction in depreciation expense as a result of the sodium azide impairment charge referred to above.

OPERATING EXPENSES. Operating (selling, general and administrative) expenses decreased $.1 million, or 1%, in the three months ended March 31, 1998 to $2.2 million from $2.3 million in the corresponding period of 1997.

NET INTEREST EXPENSE. Net interest and other expense increased to $.75 million in the three months ended March 31, 1998 from $.3 million in the corresponding period of the prior year principally as a result of the cessation of interest capitalization on the Company's Ventana Canyon residential joint venture project.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

SALES AND OPERATING REVENUES. Sales increased $7.6 million, or 43%, during the six months ended March 31, 1998 to $25.4 million from $17.8 million in the corresponding period of the prior year. The increase was principally due to increased sales of perchlorate, sodium azide, real estate and environmental protection equipment. Such increase was partially offset by a decrease in Halotron sales. Approximately $5.0 million of the $7.6 million increase in sales was attributable to increases in perchlorate sales. This increase was primarily attributable to the pendency and ultimate consummation of the Acquisition.

COST OF SALES. Cost of sales increased $2.2 million, or 14%, in the six months ended March 31, 1998 to $17.2 million from $15.1 million in the corresponding period of the prior year. The increase in cost of sales was primarily due to increases in perchlorate and sodium azide volume. As a percentage of sales, cost of sales decreased in the six months ended March 31, 1998 to 68% as compared to 85% in the corresponding period of the prior year. The decrease was attributable to the increase in perchlorate and sodium azide sales volume and a reduction in depreciation expense as a result of the sodium azide impairment charge referred to above. Cost of sales is expected to increase by approximately $4.0 million annually as a result of the amortization of capitalized Acquisition costs.

OPERATING EXPENSES. Operating expenses were $4.4 million during the six-month period ended March 31, 1998 compared to $4.6 million in the corresponding period of the prior year.

NET INTEREST EXPENSE. Net interest and other expense increased to $1.5 million in the six months ended March 31, 1998 from $.5 million in the corresponding period of the prior year principally as a result of the cessation of interest capitalization on the Company's Ventana Canyon residential joint venture project. Interest expense will increase significantly in future periods as a result of the issuance of the Notes described in Note 6 of Notes to Condensed Consolidated Financial Statements.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or six-month periods ended March 31, 1998 or 1997. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. In connection with the Azide Notes repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million.

Cash flows provided by (used for) operating activities were ($.3) million and $6.3 million during the six-months ended March 31, 1998 and 1997, respectively. Cash flows from operating activities declined in the first six months of fiscal 1998 principally as a result of changes in certain working capital balances, most notably a significant increase in receivables related to AP shipments in late March 1998. Such receivables are scheduled to be collected in the third quarter of fiscal 1998. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

As a result of the litigation and contingencies discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has incurred legal and other costs, and it may incur material legal and other costs associated with the resolution of contingencies in future periods. Any such costs, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time over which such costs will be incurred.

The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. Based upon its evaluation to date, the Company does not believe that the costs of any modifications required to correct for Year 2000 problems will have a material impact on operations, although there can be assurance given with respect thereto.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

Certain matters discussed in this Report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below.

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

          1.   (a)  Declining  demand  or  downward  pricing  pressure  for  the
               Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the Department of Defense or NASA that would cause a continued decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition and the possible termination of such agreement, (d) technological advances and improvements or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron, (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases.

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

          4. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and the cost of financing, the performance of the managing partner of its residential real estate joint venture (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales or costs.

          5. The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

          6. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in
               Note 4 of Notes to Condensed Consolidated Financial Statements and claims made by or against the Company relative to patents or property rights.

          7.   Integration  of new customers and the ability to meet  additional
               production   and  delivery   requirements   resulting   from  the
               Acquisition.

          8. The results of the Company's periodic review of impairment issues under the provision of SFAS No. 121.

          9. The dependence upon a single facility for the production of most of the Company's products.