Form 10-K/A
period 1997-09-30
AMERICAN PACIFIC CORP
filed 1998-06-15
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K\A
                                (AMENDMENT NO. 2)

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

                           YES      X              NO ______

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

         The Company is a party to agreements with Dynamit Nobel A.G., of Germany ("Dynamit Nobel") relating to the production and sale of sodium azide, the principal component of a gas generant used in automotive airbag systems. Dynamit Nobel licensed to the Company, on an exclusive basis for the North American market, its technology and know-how in the production of sodium azide, and has provided technical support for the design, construction and start-up of the Company's sodium azide facility. Funding for the facility was partially provided by means of the sale of $40,000,000 principal amount of noncallable subordinated secured notes (the "Azide Notes") to a major state public employee retirement fund and a leading investment management company. The Company commenced commercial sales of sodium azide in fiscal 1994. In January 1996, the Company filed an antidumping petition with the United States International Trade Commission ("ITC") and the United States Department of Commerce ("Commerce") in response to the unlawful pricing practices of Japanese producers of sodium azide. In the fourth quarter of fiscal 1997, the Company recognized an impairment charge of $52,605,000 relating to the fixed assets used in the production of sodium azide. See "Sodium Azide - Market" and "Sodium Azide - Competition."

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

         See Note 12 to the Notes to Consolidated Financial Statements of the Company for information concerning revenues, operating profits and identifiable assets of the Company's industry segments and for financial information about domestic operations and export sales. The Company's perchlorate chemical operations accounted for approximately 52%, 51% and 75% of revenues during the years ended September 30, 1997, 1996 and 1995, respectively. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

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

HALOTRON

         Halotron is a fire suppression system, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as fire suppression agents in military, industrial, and commercial applications. The impetus for the invention of Halotron was provided by the discovery during the 1980s that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation. A reduction in stratospheric ozone is believed to have the potential to result in long-term increases in skin cancer and cataracts, suppression of the human immune system and damage to crops and natural ecosystems. As a result of disclosures concerning the various halon compounds in use, the Montreal Protocol on Substances that Deplete the Ozone Layer, which became effective in 1989 and was strengthened in 1992 and 1996, froze at 1986 levels the production of halons, imposed a phase-out of the production of halons, and completely banned production of halons as of December 31, 1995.

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

COMPETITION

         Potential halon alternatives and substitutes will compete as to performance characteristics, environmental effects and cost. Performance characteristics include throw ability, visibility after application, after-fire damage, equipment portability and versatility, low temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP, GWP (global warming potential) and toxicity. Potential halon substitutes include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire suppressing chemicals and systems and will have greater financial resources than those available to the Company. In 1996 Dupont introduced a new alternative fire extinguishing agent called FE-36(TM), which is intended to replace Halon 1211. The Company has limited information with respect to this agent, but understands that SNAP approval is currently pending. Dupont claims that FE-36(TM) meets application, performance, toxicity and environmental standards as a Halon 1211 replacement. The Company expects that there will be several competitive products in the same market as Halotron II.

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

         See Note 14 to the Notes to Consolidated Financial Statements of the Company for a discussion of litigation associated with the Halotron Agreement.

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

         During fiscal 1993, the Company contributed approximately 240 acres of its Clark County development property to Gibson Ranch Limited Liability Company ("GRLLC"), the developers of Ventana Canyon, a master-planned community primarily residential in character. The development property contributed had a carrying value of approximately $12,300,000 at the date of contribution which was transferred to Real Estate Equity Investments. The Company's interest in GRLLC is assigned to secure the Azide Notes. An unrelated local real estate development group (the "Developer") contributed an adjacent 80 acre parcel to GRLLC. GRLLC is developing the 320-acre parcel as primarily a residential real estate development. Developer is the managing member of GRLLC and manages the business conducted by GRLLC. Certain major decisions, such as increasing debt and changes in the development plan or budget may be made only by a management committee on which the Company is equally represented. The profits and losses of GRLLC will be split equally between the Company and Developer after the return of advances and agreed upon values for initial contributions. Ventana Canyon is being constructed and sold on a residential phase basis. Developer expects the project to be completed and sold by the end of calendar year 2000.

         Each of the Company and Developer is obligated to loan to GRLLC, under a revolving line of credit, up to $2,400,000 at an annual interest rate of 10 percent. However, Developer will not be required to advance funds under its revolving line of credit until the Company's line is exhausted. At September 30, 1996, the Company had advanced all of its committed amount under this line. In November, 1995, the Company committed to advance an additional $1,700,000 to Developer. Developer is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. Total advances under these commitments were $3,171,000 and $2,828,000 at September 30, 1997 and 1996. Although additional advances under these commitments are not currently contemplated, the Company expects to fund any such advances through existing cash balances.

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

         The Company's customers for its OdorMaster(TM)System are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Oil and other industrial companies are customers of its ChlorMaster(TM)systems. Its systems are marketed domestically by sales representatives and overseas by sales representatives and licensees. The Company competes both with companies that utilize other decontamination processes and those that utilize technology similar to the Company's. All are substantially larger than the Company. The Company's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees.

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























                                      15-A

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

                                                                    Approximate
                                                                      Area or                                  Approximate
    Location                     Principal USe                      Floor Space              Status            Annual Rent
    --------                     -------------                      -----------              ------            -----------
Iron County, UT              AP  Manufacturing                       217 acres                Owned                ___
                             Facility (1)

Iron County, UT              Sodium Azide                             41 Acres                Owned(3)             ___
                             Manufacturing Facility (2)

Iron County, UT              Halotron Manufacturing(5)             6,720 sq. ft.              Owned                ___
                             Facility


Las Vegas, NV                Executive Offices:                    22,262 sq. ft.            Leased(4)           $550,000
                             American Pacific
                             Corporation, Real Estate
                             Division

(1) This facility, used for the production of perchlorate products, consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Capacity utilization rates for the production facility were approximately 34%, 38% and 60% during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

(2)      This  facility is used for the  production of sodium azide and consists
         of  approximately   34,600  sq.  ft.  of  enclosed   manufacturing  and
         laboratory space.

(3) The sodium azide manufacturing facility and land upon which it is situated is subject to a deed of trust in favor of the holders of the Azide Notes. Capacity utilization rates for this facility were 45%, 39% and 15% during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

(4) These facilities are leased from 3770 Howard Hughes Parkway Associates Limited Partnership for an initial term of 10 years which began on March 1, 1991 at a current annual rental of $550,000.

(5) Capacity utilization rates for the Halotron production facility were approximately 4% during the fiscal year ended September 30, 1997 and less than 1% during the fiscal years ended September 30, 1996 and 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron, a chemical used in fire suppression systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemical segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

         The Company has incurred net losses during the last three fiscal years and operating losses during the fiscal year ended September 30, 1997 and 1995. As a result, pre-tax income has not been sufficient to recover interest charges.

         The Company believes that North American AP demand is currently approximately 22 to 24 million pounds annually. However, supply capacity is substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the existing AP market, the Company entered into the Agreement with Kerr-McGee. The Agreement contemplates that the Company will acquire certain process data, technical information, customer lists, marketing contracts, and related expertise used by Kerr-McGee primarily in the AP industry. The Agreement calls for a purchase price of $39 million, and grants the Company the option to purchase limited AP inventory of Kerr-McGee for additional consideration.

         Closing of the transaction is subject to a number of conditions, including the Company's securing of financing of 100 percent of the purchase price and Board of Directors approvals by both parties. In December 1997, the Company received notification that the FTC had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notification filings with the FTC and the Department of Justice. The Company has entered into long-term pricing agreements for AP with its major customers that are contingent upon the closing of the transaction and, on a continuing basis, that will be contingent upon agreement on terms of specific purchase orders.

         There can be no assurance that the conditions to closing of the transaction will be satisfied, or that the transaction will close.

         Sales and Operating Revenues. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 52%, 51% and 75% of revenues during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the revenues of AP manufacturers. For example, Thiokol accounted for approximately 35%, 47% and 71% of the Company's revenues during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

         Sodium azide sales accounted for approximately 30%, 28% and 12% of sales during fiscal years ended September 30, 1997, 1996 and 1995, respectively. Despite these relative increases in revenue, the Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to below, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, Management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. In addition, although the Company has achieved significant gains in market share that appear to relate to the Company's anti-dumping petition and the Suspension Agreement, Management believes that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continue to exist, during the fourth quarter of fiscal 1997, Management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997.

         Sales of Halotron amounted to approximately 4% of revenues during the fiscal year ended September 30, 1997 and less than 1% during the fiscal years ended September 30, 1996 and 1995. Halotron is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

         Real estate and related sales amounted to approximately 8%, 12% and 9% of revenues during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or recognition of the equity in earnings of real estate ventures.

         Environmental protection equipment sales accounted for approximately 6%, 7% and 4% of revenues during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

         Cost of Sales. The principal elements comprising the Company's cost of sales are raw materials, electric power, labor, manufacturing overhead and the basis in the real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials.

         Raw material, electric power and labor costs have not changed significantly in the past three fiscal years. The costs of operating the Company's specialty chemical plants are, however, largely fixed. Accordingly, the Company believes that the potential additional AP sales volume resulting from the acquisition from Kerr-McGee should generate significant incremental cash flow because of the operating leverage associated with the perchlorate plant. However, amortization of the costs associated with the acquisition are expected to amount to approximately $4.0 million annually.

         Operating Expenses. Operating (selling, general and administrative) expenses were $9.5 million, $9.4 million and $11.2 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The decrease in 1996 is primarily due to the Company's implementation of certain cost control, containment and reduction measures.

         Income Taxes. The Company's effective income tax rates were approximately 17% in fiscal 1997 and 34% during each of the fiscal years ended September 30, 1996 and 1995. The Company's effective income tax rate decreased to 17% in fiscal 1997 as a result of the establishment of a $10.1 million deferred tax valuation allowance. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income necessary to eliminate the need for the valuation allowance. See Note 7 to the Consolidated Financial Statements of the Company.

         Net Income (Loss). Although the Company's net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 10 to the Consolidated Financial Statements of the Company, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales and equity earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changed in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

         Sales and Operating Revenues. Sales increased $1.6 million, or 4%, to $44 million in fiscal 1997 from $42.4 million in fiscal 1996. This increase was attributable to increase sales in the Company's specialty chemical operations. The increase in specialty chemical sales was due principally to increased sales of sodium azide as a result of the agreement referred to below and an increase in Halotron sales resulting from the continued acceptance of Halotron in the market.

         In May 1997, the Company entered into a three-year agreement with Autoliv. The contract provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997. The estimated sales value of the contract is approximately $45.0 -55.0 million over the three-year period. The actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, which will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the contract.

         Cost of Sales. Cost of sales increased $3.8 million, or 12%, in fiscal 1997 to $36.4 million from $32.6 million in fiscal 1996. This increase was primarily due to increases in specialty chemical sales volumes. As a percentage of sales, cost of sales increased to 83% as compared to 77% in fiscal 1996.

This relative increase was principally due to the decreases in average prices for sodium azide and Halotron in response to competitive factors. Depreciation expense is expected to decrease by approximately $3.5 million in fiscal 1998 as a result of the impairment charge described above.

         Operating Expenses. Operating (selling, general and administrative) expenses increased $0.1 million, or 1%, in fiscal 1997 to $9.5 million from $9.4 million in fiscal 1996.

         Fixed Asset Impairment Charge. The Company has incurred significant operating losses in its sodium azide operations during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the fiscal year ended September 30, 1997. However, management's view of the economics of the sodium azide market indicated that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. Because quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide related fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997.

         Employee Separation and Management Reorganization Costs. During the fourth quarter of fiscal 1997, the Company recognized a charge of $3.6 million associated with employee separations and management reorganization costs. In addition, relocation costs of approximately $0.4 million were incurred in the fourth quarter of fiscal 1997. The Company expects operating expenses to be approximately $0.8 million to $1.0 million lower in fiscal 1998 as a result of these separations and relocations.

         Equity in Earnings of Real Estate Venture. During fiscal 1997 and 1996, the Company recognized its share of the equity in the Company's Ventana Canyon joint venture. The Company's equity in the earnings of the project amounted to approximately $0.2 million and $0.7 million, respectively. Profits and losses are split equally between the Company and its venture partner, a local real estate development company. The venture's profits decreased during fiscal 1997 principally as a result of the sale of improved land zoned for an apartment site to an outside developer during fiscal 1996.

         Segment Operating Income (Loss). Operating income (loss) of the Company's industry segments during the fiscal years ended September 30, 1997 and 1996 was as follows:

                                        1997                1996
                                        ----                ----

Specialty chemicals                 $(55,227,000)       $  (879,000)
Environmental protection equipment          (659)          (249,000)
Real Estate                            1,624,000          2,069,000
                                    ------------        -----------
            Total                   $(54,262,000)       $   941,000
                                    ============        ===========

The increase in operating loss of the specialty chemical segment relates principally to the fixed asset impairment charge of $52.6 million discussed above. The increase in operating loss of the environmental protection equipment was primarily due to a reduction in revenues from $3.1 million in fiscal 1996 to $2.4 million in fiscal 1997. The decrease in operating income of the real estate segment was attributable to a decrease in revenues from $5.2 million in fiscal 1996 to $3.6 million in fiscal 1997.

         Interest and Other Income. Interest and other income decreased to $1.1 million in fiscal 1997 from $1.4 million in 1996. The decrease was principally due to lower average cash and cash equivalent balances.

         Interest and Other Expense. Interest and other expense decreased to $2.0 million in fiscal 1997 from $2.8 million in fiscal 1996. The decrease is primarily due to a reduction in debt balances.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

         Sales. Sales increased $3.2 million, or 8%, in fiscal 1996 to $42.4 million from $39.2 million in fiscal 1995. This increase was attributable to increased sales of sodium azide and real estate sales. Such increase was partially offset by a decrease in perchlorate sales.

         Under certain agreements with Dynamit Nobel (see Note 13 to the Consolidated Financial Statements of the Company), Dynamit Nobel was to receive, for the use of its technology and know-how relating to its batch production process of manufacturing sodium azide, quarterly royalty payments of 5% of the quarterly net sales of sodium azide by the Company for a period of 15 years from the date the Company begins to produce sodium azide in commercial quantities. In July 1996, the Company and

                                      25-A

Dynamit Nobel agreed to suspend the royalty agreement effective as of July 1, 1995. As a result, in third quarter of fiscal 1996, the Company recognized an increase in sodium azide sales of approximately $0.6 million. This amount had previously been recognized as a reduction of net sodium azide sales during the period of July 1, 1995 through June 30, 1996.

         In 1994, the Company and Thiokol executed an amendment to certain agreements that provided for the any to receive revenues from sales of AP of approximately $28.0 million and $20.0 million during the fiscal years ended September 30, 1995 and 1996, respectively. See Note 9 to the Consolidated Financial Statements of the Company.

         Cost of Sales. Cost of sales increased $2.7 million, or 9%, in fiscal 1996 to $32.6 million from $29.9 million in fiscal 1995. This increase was principally due to increased sodium azide sales volume and real estate sales. As a percentage of sales, cost of sales increased in fiscal 1996 to 77% as compared to 76% in the corresponding period of 1995. This increase was due to increased depreciation expense associated with sodium azide operations. Depreciation expense increased in the third quarter of fiscal 1995 as the sodium azide facility completed its transition from construction to production activities. On an annualized basis, cost of sales associated with sodium azide activities increased by approximately $3.0 million beginning April 1, 1995 as a result of this increase in depreciation expense.

         Operating Expenses. Operating (selling, general and administrative) expenses decreased $1.8 million, or 16%, in fiscal 1996 to $9.4 million from $11.2 million in fiscal 1995. The decrease is primarily due to the Company's implementation of certain cost control, containment and reduction measures. In addition, during the third quarter of fiscal 1996, the Company settled certain matters with its insurance carrier relating to legal fees and other costs associated with the successful defense of certain shareholder lawsuits. Under this settlement, the Company was reimbursed for approximately $0.5 million in costs that had previously been expensed and incurred in connection with such defense. Such amount was recognized as a reduction in operating expenses in the third quarter of fiscal 1996. See Note 10 to the Consolidated Financial Statements of the Company.

         During the third quarter of fiscal 1995, the Company reduced total full-time employee equivalents by approximately 10% through involuntary terminations and an offering of enhanced retirement benefits to certain employees. The Company recognized a charge to operating expense of approximately $0.2 million as a result of these terminations and the acceptance of the offer of enhanced retirement benefits by certain employees.

         Equity in Earnings of Real Estate Venture. The Company's equity in earnings of real estate venture amounted to $0 and $0.7 million for the fiscal years ended 1995 and 1996, respectively.

         Segment Operating Income (Loss). Operating income (loss) of the Company's industry segments during the fiscal years ended September 30, 1996 and 1995 was as follows:

                                        1997                1996
                                        ----                ----

Specialty chemicals                 $   (879,000)       $(2,150,000)
Environmental protection equipment      (249,000)          (640,000)
Real Estate                            2,069,000          1,356,000
                                    ------------        -----------
            Total                   $    941,000        $(1,434,000)
                                    ============        ===========

The increase in operating loss of the specialty chemical segment was primarily attributable to an increase in sodium azide sales as discussed above. Such decrease was partially offset by the increase in depreciation expense associated with sodium azide operations referred to above. The decrease in operating loss of the environmental protection equipment segment was primarily due to an increase in revenues from $1.7 million in fiscal 1995 to $3.1 million in fiscal 1996. The increase in operating income of the real estate segment was attributable to an increase in sales from $3.4 million in fiscal 1995 to $5.2 million in fiscal 1996.

         Interest and Other Income. Interest and other income was $1.4 million in fiscal 1996 and 1995.

         Interest and Other Expense. Interest and other expense increased to $2.8 million in fiscal 1996 from $1.7 million in fiscal 1995. The increase is principally due to the cessation of interest capitalization on the Company's sodium azide facility.

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

                                      26-A

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $9.6 million, $4.4 million and $10.0 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Cash flows from operating activities declined in fiscal 1996 and increased in fiscal 1997 principally as a result of changes in certain working capital balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

         As a condition of the Agreement with Kerr-McGee, the Company will be required to obtain financing for 100 percent of the purchase price. The Company currently expects that such financing will be available on customary commercial terms, although there can be no assurance given with respect thereto.

         Capital expenditures were $1.6 million, $3.2 million and $4.5 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Capital expenditures are expected to amount to approximately $2.5 million in fiscal 1998 and relate principally to specialty chemical segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flow.

         During the three-year period ended September 30, 1997 the Company repaid $12.2 million of debt, repurchased $1.0 million in treasury stock and issued $0.4 million in common stock as a result of the exercise of outstanding stock options. The Azide Notes require annual principal payments of $5.0 million through fiscal 2001 and a balloon payment of $10.0 million in fiscal 2002.

         As a result of the litigation and contingencies discussed in Note 10 to the Consolidated Financial Statements of the Company, the Company has incurred legal and other costs and may incur material legal and other costs associated with the resolution of these matters in future periods. Certain of the costs, if any, may be reimbursable under policies providing for insurance coverage. The Company has adopted certain policies in its Restated Certificate of Incorporation , as amended, and By-laws as a result of which the Company may be required to indemnify its affected officers and directors to the extent, if at all, that existing insurance coverages relating to the shareholder lawsuits are insufficient. The Company has in force substantial insurance covering this risk. The Company's insurance carriers have reserved the right to exclude or disclaim coverage under certain circumstances. Defense costs and any potential settlement or judgment costs associated with litigation, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time that litigation related costs will be incurred.

         The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. These problems which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. Based upon its evaluation to date, the Company does not believe that the costs of any modifications required to correct the Year 2000 problems will have a material impact on operations, although there can be no assurance given with respect thereto.

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

           8. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 10 to the Notes to Consolidated Financial Statements of the Company and claims made by or against the Company relative to patents or property rights.

           9. The adoption of new, or changes in existing, accounting policies and practices.

           10. Closing of the Agreement with Kerr-McGee.

           11. The dependence upon a single facility for the production of most of the Company's products.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements called for hereunder are included herein on the following pages:

                                                                      Page(s)

         Independent Auditors' Report                                   37

         Consolidated Balance Sheets                                    38

         Consolidated Statements of Operations                          39

         Consolidated Statements of Cash Flows                          40

         Consolidated Statements of Changes in Shareholders' Equity     41

         Notes to Consolidated Financial Statements                   42-60






                                      28-A

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       (1)     FINANCIAL STATEMENTS

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

                  None applicable.

          (3)     EXHIBITS

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

          *23     Consent of Deloitte & Touche LLP.


           27 Financial Data Schedule (previously filed electronically with the 1997 10-K)

* FILED HEREWITH.

                  (b)      REPORTS ON FORM 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 1998        AMERICAN PACIFIC CORPORATION
                                           (Registrant)



                                By:/s/ John R. Gibson
                                   -------------------------------------------
                                   John R. Gibson
                                   President & Chief Executive Officer



                                By:/s/ David N. Keys
                                   -------------------------------------------
                                   David N. Keys
                                   Senior Vice President, Chief Financial
                                   Officer, Secretary and Treasurer, Principal
                                   Financial and Accounting Officer

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 14, 1997

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996


                                                                       Notes             1997                    1996
                                                                   -----------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          1              $18,881,000            $ 18,501,000
   Short-term investments                                             1                                        2,000,000
   Accounts and notes receivable                                                       5,551,000               4,165,000
   Related party notes receivable                                     1                  637,000                 737,000
   Inventories                                                        1,2             11,116,000              11,297,000
   Prepaid expenses and other assets                                                     979,000                 946,000
                                                                                    ------------------------------------

     Total current assets                                                             37,164,000              37,646,000
PROPERTY, PLANT AND EQUIPMENT, NET                                    1,4,6,13,15     19,314,000              77,217,000
DEVELOPMENT PROPERTY                                                  1,5,6            7,362,000               8,631,000
RESTRICTED CASH                                                       3,6              3,580,000               4,969,000
REAL ESTATE EQUITY INVESTMENTS                                        5,6             20,248,000              18,698,000
DEBT ISSUE COSTS                                                      1                  785,000                 965,000
INTANGIBLE ASSETS                                                     14               1,540,000               1,760,000
OTHER ASSETS                                                                              88,000                 133,000
                                                                                    ------------------------------------
TOTAL ASSETS                                                                         $90,081,000            $150,019,000
                                                                                    ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                          $ 7,519,000            $  5,407,000
   Notes payable and current portion of
     long-term debt                                                   3,6,9            6,166,000               7,334,000
                                                                                    ------------------------------------

     Total current liabilities                                                        13,685,000              12,741,000
LONG-TERM PAYABLES                                                    16              2,376,000
LONG-TERM DEBT                                                        3,6,9           24,900,000              29,452,000
DEFERRED INCOME TAXES                                                 1,7                                     10,101,000
                                                                                    ------------------------------------
TOTAL LIABILITIES                                                                     40,961,000              52,294,000
                                                                                    ------------------------------------

COMMITMENTS AND CONTINGENCIES                                         5,10,15
WARRANTS TO PURCHASE COMMON STOCK                                     6,11             3,569,000               3,569,000
SHAREHOLDERS' EQUITY:                                                 6,11
   Common stock - $.10 par value, 20,000,000 authorized:
     issued - 8,289,791 in 1997 and 8,228,791 in 1996                                    829,000                 823,000

   Capital in excess of par value                                     1               78,561,000              78,331,000
   Retained earnings (accumulated deficit)                            1              (32,707,000)             15,978,000
   Treasury stock (152,254 shares in 1997 and 130,170 shares in 1996) 1               (1,035,000)               (879,000)
   Note receivable from the sale of stock                             1,11               (97,000)                (97,000)
                                                                                    ------------------------------------
     Total shareholders' equity                                                       45,551,000              94,156,000
                                                                                    ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $90,081,000            $150,019,000
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                      Notes            1997                  1996                1995
                                             -----------------------------------------------------------------------------

SALES AND OPERATING REVENUES                   1,9,12,13,15         $44,050,000           $42,381,000        $ 39,250,000
COST OF SALES                                  1,9,13,14             36,420,000            32,579,000          29,861,000
                                                                   ------------------------------------------------------
GROSS PROFIT                                                         7,630,000              9,802,000           9,389,000
OPERATING EXPENSES                             1,8,10,12,13,14,16    9,509,000              9,367,000          11,210,000
FIXED ASSET IMPAIRMENT CHARGE                  13                   52,605,000
EMPLOYEE SEPARATION AND MANAGEMENT                                                                                226,000
   REORGANIZATION COSTS                        16                    3,616,000
EQUITY IN EARNINGS OF REAL
   ESTATE VENTURE                              5                       200,000                700,000
                                                                   ------------------------------------------------------
OPERATING INCOME (LOSS)                                            (57,900,000)             1,135,000          (2,047,000)
INTEREST AND OTHER INCOME                      1,3,5,11              1,115,000              1,381,000           1,429,000
INTEREST AND OTHER EXPENSE                     1,5,6                 2,001,000              2,836,000           1,709,000
                                                                   ------------------------------------------------------
LOSS BEFORE CREDIT FOR INCOME TAXES                                (58,786,000)              (320,000)         (2,327,000)
CREDIT FOR INCOME TAXES                        1,7                 (10,101,000)              (109,000)           (791,000)
                                                                   ------------------------------------------------------

NET LOSS                                                         $ (48,685,000)           $  (211,000)       $ (1,536,000)
                                                                   ======================================================

NET LOSS PER COMMON SHARE                                        $       (6.01)           $      (.03)       $       (.19)
                                                                   ======================================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                               1997                1996                1995
                                                                         -----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(48,685,000)         $  (211,000)       $ (1,536,000)
                                                                         --------------------------------------------------------
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                          7,685,000            7,810,000           5,883,000
     Fixed asset impairment charge                                         52,605,000
     Employee separation and management reorganization costs                3,616,000
     Basis in development property sold                                     1,498,000            2,449,000           1,614,000
     Development property additions                                          (229,000)            (784,000)           (384,000)
     Equity in real estate venture                                           (200,000)            (700,000)
     Cash received on equity interest estate venture                          200,000              700,000
     Changes in assets and liabilities:
       Decrease in short-term investments                                   2,000,000
       (Increase) decrease in accounts and notes receivable                (1,286,000)          (1,480,000)          5,525,000
       (Increase) decrease in income tax receivable                                              2,570,000          (2,570,000)
       (Increase) decrease in inventories                                     181,000           (4,203,000)         (1,411,000)
       (Increase) decrease in restricted cash                               1,389,000           (1,226,000)         (2,159,000)
       (Increase) decrease in prepaid expenses and other                       32,000              198,000            (133,000)
       Increase (decrease) in accounts payable and accrued liabilities        870,000             (265,000)            (17,000)
       Increase (decrease) in deferred income taxes                       (10,101,000)            (467,000)          5,170,000
                                                                          ----------------------------------------------------
       Total adjustments                                                   58,260,000           4,602,000           11,518,000
                                                                          ----------------------------------------------------
         Net cash provided by operating activities                          9,575,000           4,391,000            9,982,000
                                                                          ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (1,557,000)          (3,248,000)         (4,462,000)
   Real estate equity advances                                             (2,680,000)          (2,946,000)         (3,199,000)
                                                                          ----------------------------------------------------
   Return of capital on real estate equity advances                         1,130,000            1,973,000
         Net cash used for investing activities                            (3,107,000)          (4,221,000)         (7,661,000)
                                                                          ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                              (6,168,000)          (6,166,000)
   Issuance of common stock                                                   236,000               47,000              82,000
   Treasury stock acquired                                                   (156,000)             (90,000)           (747,000)
                                                                          ----------------------------------------------------
         Net cash used for financing activities                            (6,088,000)          (6,209,000)           (665,000)
                                                                          ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          380,000           (6,039,000)          1,656,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             18,501,000           24,540,000          22,884,000
                                                                          ----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $18,881,000          $18,501,000        $ 24,540,000
                                                                          ====================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest (net of amounts capitalized)         $ 1,427,000          $ 2,197,000        $  1,700,000
                                                                          ==========================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Excess additional pension liability                                                            $ 1,175,000        $    606,000
                                                                      ==============================================================

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


                                                                            Retained                      Note            Excess
                                  Number of    Par Value of  Capital in     Earnings                      Receivable      Additional
                                  Common       Shares        excess of      (Accumulated      Treasury    from the Sale   Pension
                          Notes   Shares       Issued        Par Value      Deficit)          Stock       of Stock        Liability
                         -----------------------------------------------------------------------------------------------------------

BALANCES,                        8,190,691      $820,000      $78,205,000      $17,725,000      $(42,000)     $(97,000)    (765,000)
   OCTOBER 1, 1994                                                              (1,536,000)
Net loss
Issuance of common
 stock                      11      21,400         2,000           80,000
Treasury stock acquired           (111,300)                                                      (747,000)
Excess additional
 pension liability           8                                                                                              606,000
                                ----------------------------------------------------------------------------------------------------
BALANCES,                        8,100,791       822,000       78,285,000       16,189,000       (789,000)     (97,000)    (159,000)
   SEPTEMBER 30, 1995                                                             (211,000)
Net loss
Issuance of common stock    11      12,000         1,000           46,000

Treasury stock acquired            (14,170)                                                       (90,000)
Excess additional
 pension liability           8                                                                                              159,000
                                 ---------------------------------------------------------------------------------------------------
BALANCES,
   SEPTEMBER 30, 1996            8,098,621       823,000       78,331,000       15,978,000       (879,000)     (97,000)
                                 ---------------------------------------------------------------------------------------------------
Net loss                                                                       (48,685,000)
Issuance of common stock
                            11      61,000         6,000          230,000
Treasury stock acquired            (22,084)                                                      (156,000)
                                ----------------------------------------------------------------------------------------------------
BALANCES,
   SEPTEMBER 30, 1997            8,137,537      $829,000      $78,561,000     $(32,707,000)   $(1,035,000)    $(97,000)
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

        RELATED  PARTY  NOTES   RECEIVABLE  -  Related  party  notes  receivable
        represent demand notes bearing interest at a bank's prime rate from the Chairman and two officers of the Company.

        INVENTORIES - Inventories are stated at the lower of cost or market. Cost of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation. The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Depreciation is computed on the straight line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and









                                      42-A
         improvements). An impairment charge of $52,605,000 relating to certain specialty chemical assets was recognized in fiscal 1997. (See Note 13.)

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

        SALES AND REVENUE RECOGNITION - Sales of the specialty chemicals segment are recognized as the product is shipped and billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized on the percentage of completion method for long-term contracts and when the product is shipped for other contracts. Profit from sales of development property and the Company's equity in real estate equity investments is recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate".

        RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

        NET LOSS PER COMMON SHARE - Net loss per common share is determined based on the weighted average number of common shares outstanding (8,105,000, 8,104,000 and 8,177,000 for the years ended September 30,
        1997, 1996 and 1995). Common share equivalents, although not considered during net loss years, consist of outstanding stock options and warrants. See Note 6 for a description of the potential effects on net income per common share of warrants issued in connection with the issuance of certain notes.

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

                                                                 1997

             Net loss-as reported                         $ (48,685,000)
             Net loss-pro forma                             (49,791,000)

             Net loss per common share-as reported        $       (6.01)
             Net loss per common share-pro forma                  (6.14)


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

        INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes".

        ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

        RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128 "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted. Upon adoption, the Company will be required to restate (as applicable) all prior-period earnings per share data presented. Management believes that the implementation of this statement will not have a significant impact on earnings per share.

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

        In November 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." This SOP provides guidance on accounting for environmental remediation liabilities. This SOP discusses when an environmental liability should be recognized in the financial statements and provides guidance in measuring the liability by discussing the types of costs to be included in the liability. This SOP is effective for fiscal years beginning after December 15, 1996. Management does not believe that the implementation of this SOP in fiscal 1998 will have a material impact on the Company's financial statements.

        RECLASSIFICATION - Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements in order to conform to the presentation used in 1997.

2.      INVENTORIES

        Inventories consist of the following:

                                                 -------------------------------
                                                            September 30,
                                                 -------------------------------
                                                         1997          1996
                                                         ----          ----

        Work-in-process                          $ 3,349,000        $  5,011,000
        Raw material and supplies                  7,767,000           6,286,000
                                                 -------------------------------

        Total                                    $11,116,000        $ 11,297,000
                                                 ===============================

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

















                                      45-A

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are summarized as follows:

                                          --------------------------------------
                                                    September 30,
                                          --------------------------------------
                                            1997                    1996
                                            ----                    ----

    Land                                $   309,000              $   305,000
    Buildings and improvements            1,753,000               13,865,000
    Machinery and equipment              20,759,000               76,935,000
    Construction in progress                380,000                  139,000
                                        ----------------------------------------
    Total                                23,201,000               91,244,000
    Less:  accumulated depreciation       3,887,000               14,027,000
                                        ----------------------------------------

    Property, plant and equipment, net  $19,314,000              $77,217,000
                                        ========================================

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

        GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the years ended December 31, 1996 and 1995 and as of and for the nine-month period ended September 30, 1997 was as follows:

                            September 30,  December 31,      December 31,
                              1997              1996             1995
                            -------------  -----------       -------------

Income Statement:
   Revenues                $13,776,000      $18,602,000       $ 2,712,000
   Gross Profit              1,557,000        3,983,000           560,000
   Operating Expenses          829,000        1,555,000           875,000
   Net Income              $   733,000      $ 2,428,000       $  (315,000)

Balance Sheet:
   Assets                  $26,840,000      $23,233,000       $22,554,000
   Liabilities              12,273,000        9,554,000         9,205,000
   Equity                  $14,568,000      $13,679,000       $13,349,000


         GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of Notes and accounts payable. Inventories were $24,308,000, $21,659,000 and $21,738,000 at
         September 30, 1997, December 31, 1996 and December 31, 1995, respectively.

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

6.      NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt, collateralized by property, plant and equipment used in the production of sodium azide, and collateralized by substantially all development property and real estate equity investments of the Company, is summarized as follows:

                                                   -----------------------------------------------------
                                                                     September 30,
                                                   -----------------------------------------------------
                                                            1997                          1996
                                                            ----                          ----

       Subordinated secured term notes
       (interest at 11%)                           $     28,740,000               $      33,310,000
       Obligation to deliver AP (see Note 9)              1,166,000                       2,334,000
       Indemnity obligation (see Notes 3 and 9)           1,160,000                       1,142,000
                                                   --------------------------------------------------------
       Total                                             31,066,000                      36,786,000
       Less current portion                               6,166,000                       7,334,000
                                                   --------------------------------------------------------

       Total                                       $     24,900,000               $      29,452,000
                                                   ========================================================

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


















                                      47-A

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

         On each of December 31, 1995, 1997 and 1999, holders of the Warrants have or will have the right to put to the Company as much as one-third thereof based upon the differences between the Warrant exercise price and prices determined by multiplying the Company's fully diluted earnings per share at multiples of 13, 12 and 11, respectively, but the Company's obligation in such respect is limited to $5,000,000 on each of such dates and to $15,000,000 in the aggregate. Such put rights may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% internal rate of return to the date of the put (inclusive of the 11% Azide Notes' yield). At September 30, 1997, it is not probable that the remaining put rights will be exercised since the Company believes, based on current market conditions, that its stock will trade at a higher multiple of fully diluted earnings per share than the 11 multiple used to determine the put value, if any, at December 31, 1999, thereby making exercise of the Warrants more valuable to the holders thereof than exercise of the put rights. On or after December 31 of each of the years 1995 through 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

        The Company has accounted for the proceeds of the financing applicable to the Warrants (and the potential put right) as temporary capital. Any adjustment of the value assigned at the date of issuance will be reported as an adjustment to retained earnings. The value assigned to the Warrants was determined in accordance with Accounting Principle Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and was based upon the relative fair value of the Warrants and indebtedness at the time of issuance. Although not applicable for the fiscal years ended September 30, 1997, 1996 and 1995, net income per common share will be calculated on an "equity" basis or a "debt" basis using the more dilutive of the two methods. The "equity" basis assumes the Warrants will be exercised and the effect of the put feature adjustment, if any, on earnings available to common shareholders will be reversed. The treasury stock method will then be used to calculate net additional shares. The "debt" basis assumes that any remaining puts will be exercised (if the rights are available) and the Warrants will not be considered common stock equivalents.

        Notes payable and long-term debt maturities are as follows:

---------------------------------------
       For the Years Ending
         September 30,
---------------------------------------


              1998                                     $ 6,166,000
              1999                                       6,160,000
              2000                                       5,000,000
              2001                                       5,000,000
              2002                                       8,740,000
                                                       -----------
              Total                                    $31,066,000
                                                       ===========

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

         The following table provides an analysis of the Company's credit for income taxes for the years ended September 30:


                                                        1997                  1996              1995
                                                  ------------------    --------------     --------------
          Current                                   $                    $(1,349,000)       $(4,888,000)

          Deferred (federal and state)               (10,101,000)          1,240,000          4,097,000
                                                  ------------------    --------------     --------------

          Credit for income taxes                   $(10,101,000)        $  (109,000)       $  (791,000)
                                                  ==================    ==============     ==============

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

                                                       NOL DEDUCTION                     Tax Rate             NOL Asset
                                                      --------------                   -----------          -------------
          Expiration of net operating losses
               2008                                    $ 3,398,000                         34.0%             $1,155,000
               2009                                     25,607,000                         34.0%              8,706,000
               2010                                     14,080,000                         34.0%              4,787,000
               2011 and thereafter                       4,791,000                         34.0%              1,630,000
                                                      ------------                                          ------------

                       TOTAL                           $47,876,000                                           $16,278,000
                                                      ============                                          ============

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


                                                       1997            %            1996            %            1995            %
                                               -------------------------------------------------------------------------------------
          Expected credit for income taxes         $(20,591,000)      34.0%      $ (109,000)       34.0%     $  (814,000)     35.0%
          Adjustment:
             Nondeductible expenses                      59,000       (0.1%)
             Surtax benefit                                                                                       23,000      (1.0%)
             Tax credit limitation due to the
             valuation allowance                     10,431,000      (17.2%)
                                               ----------------              ---------------------        --------------

          Credit for income taxes                  $(10,101,000)      16.7%      $ (109,000)       34.0%     $  (791,000)     34.0%
                                               ================              =====================        ==============

        The components of the net deferred taxes at September 30, 1997, 1996 and 1995 consisted of the following:


          DEFERRED TAX ASSETS:
          Non-current:
               Net operating losses                        $16,278,000          $16,618,000         $14,353,000
               Alternative minimum tax credits               1,233,000            1,395,000           1,354,000
               Employee separation and management
                reorganization costs                         1,172,000
               Inventory capitalization                        436,000              349,000             269,000
               Accruals                                        408,000              127,000
               Other                                           250,000
                                                           -----------          -----------         -----------
          Total deferred tax assets:                       $19,777,000          $18,489,000         $15,976,000
                                                           -----------          ------------        -----------
          DEFERRED TAX LIABILITIES:
          Non-current:
               Property (includes azide impairment
                in 1997)                                   $(4,350,000)        $(23,711,000)       $  (25,394,000)
               Accrued income and expenses                    (653,000)            (412,000)             (569,000)
               State Taxes                                    (600,000)            (600,000)             (575,000)
               Other taxes payable                          (1,251,000)          (1,945,000)                 --
               Amortization                                 (1,020,000)            (737,000)                 --
               Other                                        (1,472,000)          (1,185,000)               (6,000)
                                                           -----------          ------------          -------------
          Total deferred tax liabilities:                   (9,346,000)         (28,590,000)          (26,544,000)
                                                           -----------          ------------          -------------
          Preliminary net deferred tax asset                10,431,000          (10,101,000)          (10,568,000)
          Valuation allowance for deferred tax asset       (10,431,000)
                                                           ------------         ------------          -------------
          Net deferred tax credit:                         $         0         $(10,101,000)         $(10,568,000)
                                                           ============         ============          =============

8.       EMPLOYEE BENEFIT PLANS

         The Company maintains, for the benefit of its employees, a group health and life benefit plan, an employee stock ownership plan ("ESOP") that includes a Section 401(k) feature,










                                      50-A
        and a defined benefit pension plan (the "Plan"). The ESOP permits employees to make contributions. The Company does not presently match any portion of employee ESOP contributions.

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


                                                                       -----------------------------------------------------
                                                                           1997                      1996
                                                                       -----------------------------------------------------
        Actuarial present value of benefit obligations:
        Vested benefits                                                $ 7,758,000            $    6,524,000
        Nonvested benefits                                               1,219,000                 1,254,000
                                                                       -----------------------------------------------------
        Accumulated benefit                                            $ 8,977,000            $    7,778,000
                                                                       =====================================================
        Projected benefit obligation                                   $11,275,000            $    9,754,000
        Plan assets at fair value                                        9,937,000                 8,459,000
                                                                       -----------------------------------------------------
        Projected benefit obligation in excess of
         Plan assets                                                     1,338,000                 1,295,000
        Unrecognized net transition obligation
         amortized over fifteen years                                     (764,000)                 (916,000)
        Unrecognized net loss and prior service cost                      (174,000)                 (499,000)
                                                                       -----------------------------------------------------
        Accrued (Prepaid) pension                                      $   400,000            $     (120,000)
                                                                       =====================================================

        Net  periodic  pension cost was  $986,000,  $1,187,000  and  $1,295,000, respectively, for the years ended September 30, 1997, 1996 and 1995, and consists of the following:

                                                  ----------------------------------------------------------------------------
                                                               1997                    1996                  1995
                                                  ----------------------------------------------------------------------------
        Service cost                                  $       687,000         $       765,000          $       787,000
        Interest cost                                         772,000                 696,000                  620,000
        Return on Plan assets                              (1,415,000)               (519,000)                (708,000)
        Net total of other components                         942,000                 245,000                  596,000
                                                  ----------------------------------------------------------------------------

        Net periodic pension cost                     $       986,000         $     1,187,000          $     1,295,000
                                                  ============================================================================

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

        Trace amounts of perchlorate chemicals were recently found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical Corporation's ("Kerr-McGee") AP operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached appropriate conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such contributions or assistance. Accordingly, no accrual for potential losses has been made in the accompanying Consolidated Financial Statements of the Company.

        The Company is a party to an agreement with Utah Power and Light Company for its electrical requirements. The agreement provides for the supply of power for a minimum of a ten-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. Under the terms of the agreement, the Company's minimum monthly charge for firm and interruptible demand is approximately $22,000.

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











                                      53-A

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

        Option and warrant transactions are summarized as follows:

                                    --------------------------------------------
                                    Shares Under
                                    Options and
                                      Warrants                 Option Price
                                    --------------------------------------------


October 1, 1994                         3,153,450           3.88  -    30.50
Granted                                   281,000           4.88  -     7.50
Exercised, expired or canceled           (104,400)          3.88  -    30.50
                                    --------------------------------------------
September 30, 1995                      3,330,050           3.88  -    21.50
Exercised, expired or canceled            (35,000)          3.88  -    12.50
                                    --------------------------------------------
September 30, 1996                      3,295,050          $3.88  -   $21.50
Granted                                   587,000           6.38  -     7.13
Exercised, expired or canceled             75,050           3.88  -    12.63
                                    --------------------------------------------
September 30, 1997                      3,807,000          $4.88  -   $21.50
                                    --------------------------------------------

        In February 1992, the Company issued $40,000,000 in Azide Notes with Warrants. See Note 6 for a description of the Warrants. Shares under options and warrants at September 30, 1997 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

        The following table summarizes information about stock options and warrants outstanding at September 30, 1997:

                                        Options and Warrants Outstanding                                 Options Exercisable
                           -----------------------------------------------------------    -----------------------------------------
                                             Weighted Average                                                           Weighted
                                                Remaining                Weighted                                        Average
            Range of            Number         Contractual                Average                Number                  Exercise
         Exercise Price       Outstanding      Life (Years)            Exercise Price         Exercisable                 Price
        -----------------  --------------    --------------------   ----------------------   -----------------    ---------------
        $       4.88            40,000                2.5               $    4.88                  40,000            $   4.88
         5.63 - 7.50           860,000                4.1                    6.97                 569,000                7.07
               21.50            50,000                1.0                   21.50                  50,000               21.50
               14.00         2,857,000                6.0                   14.00               2,857,000               14.00
                             ---------       ---------------------   ----------------------   -----------------    ---------------
                             3,807,000                5.49               $  13.23               3,516,000            $  13.60
                             =========       =====================   ======================   =================    ===============

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

        Information about the Company's industry segments is as follows:

                                             ---------------------------------------------
                                                        Years ended September 30,
                                             ---------------------------------------------
                                                 1997            1996            1995
                                                 ----            ----            ----
Revenues:
Specialty chemicals                          $ 37,976,000    $ 34,061,000    $ 34,219,000
Environmental protection                        2,429,000       3,099,000       1,656,000
Real estate                                     3,645,000       5,221,000       3,375,000
                                             ------------    ------------    ------------

Total                                        $ 44,050,000    $ 42,381,000    $ 39,250,000
                                             ============    ============    ============

Operating income (loss) before
    unallocated income and expenses:
Specialty chemicals                          $(55,227,000)   $   (879,000)   $ (2,150,000)
Environmental protection                         (659,000)       (249,000)       (640,000)
Real estate                                     1,624,000       2,069,000       1,356,000
                                             ------------    ------------    ------------

Total                                         (54,262,000)        941,000      (1,434,000)
                                             ------------    ------------    ------------

Deduct (add) unallocated expense (income):
General corporate(1)                            3,838,000         506,000         613,000
Equity in earnings of real estate venture        (200,000)       (700,000)
Interest and other income                      (1,115,000)     (1,381,000)     (1,429,000)
Interest and other expense                      2,001,000       2,836,000       1,709,000
Income tax credit                             (10,101,000)       (109,000)       (791,000)
                                             ------------    ------------    ------------

Net loss                                     $(48,685,000)   $   (211,000)   $ (1,538,000)
                                             ============    ============    ============

Specialty chemicals                          $ 32,166,000    $ 91,869,000    $ 95,845,000
Environmental protection                        1,667,000       1,476,000       1,087,000
Real estate                                    29,215,000      28,996,000      29,827,000
Corporate                                      27,033,000      27,678,000      28,460,000
                                             ------------    ------------    ------------

Total                                        $ 90,081,000    $150,019,000    $155,219,000
                                             ------------    ------------    ------------
Financial information relating to domestic
   and export sales (domestic operations):
Domestic revenues                            $ 42,723,000    $ 40,029,000    $ 38,857,000
Export revenues                                 1,327,000       2,784,000         393,000
                                             ------------    ------------    ------------

Total                                        $ 44,050,000    $ 42,381,000    $ 39,250,000
                                             ============    ============    ============

(1) The increase in general corporate expenses in fiscal 1997 relates to employee separation and management reorganization costs recognized in the fourth quarter. (See Note 16.)

        The Company's operations are located in the United States. It is not practicable to compute a measure of profitability for domestic and export sales or for sales by geographic location. Substantially all export revenues relate to environmental protection equipment sales in the Far and Middle East.









                                      55-A

        The majority of depreciation and amortization expense and capital expenditures relate to the Company's specialty chemicals segment. Depreciation and amortization expenses for the years ended September 30 are as follows:

                          ----------------------------------------------
                                1997            1996           1995
                          ----------------------------------------------
Specialty chemicals        $ 6,749,000      $6,899,000       $4,824,000
All other segments             936,000         911,000        1,059,000
                          ----------------------------------------------


Total                      $ 7,685,000      $7,810,000       $5,883,000
                          ==============================================

        Capital expenditures for the years ended September 30 are as follows:

                          ---------------------------------------------
                                  1997                   1996
                          ---------------------------------------------
Specialty chemicals       $     1,524,000        $     3,157,000
All other segments                 33,000                 91,000
                          ----------------------------------------------
Total                     $     1,557,000        $     3,248,000
                          =============================================

        The Company had three customers that accounted for 10% or more of the Company's revenues in one or more of fiscal 1997, 1996 and 1995. These three customers accounted respectively for the following revenues during the fiscal years ended September 30:

                                                            -----------------------------------------------------
  Customer              Chemical               Industry              1997        1996                1995
-----------------------------------------------------------------------------------------------------------------
      A        Ammonium Perchlorate         Space            $15,661,000       $20,000,000         $27,963,000
      B        Ammonium Perchlorate         Space              4,614,000
      C        Sodium Azide                 Airbag            11,715,000         9,378,000
                                                            -----------------------------------------------------

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

        The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, Management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. In addition, although the Company has achieved significant gains in market share that appear to relate to the Company's anti- dumping petition and the Suspension Agreement, Management believes that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continue to exist, during the fourth quarter of fiscal 1997, Management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52,605,000 was recognized in the fourth quarter of fiscal 1997.

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

        Closing of the transaction is subject to a number of conditions, including the Company's securing of financing for 100 percent of the purchase price and Board of Director approvals by both parties. In December 1997, the Company received notification that the Federal Trade Commission ("FTC") had determined to grant early termination of the waiting period relating to the Company's and Kerr-McGee's premerger notifications filings with the FTC and the Department of Justice under the Hart-Scott- Rodino Antitrust Improvements Act of 1976. The Company has entered into long-term pricing agreements for AP with its major customers that are contingent upon the closing of the transaction and, on a continuing basis, that will be contingent upon agreement on the terms of specific purchase orders.

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