Form 10-Q/A
period 1997-12-31
AMERICAN PACIFIC CORP
filed 1998-06-15
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A
                                (AMENDMENT NO. 1)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No/ /

                      Applicable Only to Corporate Issuers

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

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8 -K

            a)  The  following   Exhibit  was  filed  in  connection   with  the
            Registrant's original electronic filing:

                27.  Financial Data Schedule.

            b) None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   AMERICAN PACIFIC CORPORATION





Date:       June 12, 1998                          /S/ JOHN R. GIBSON
                                                   ----------------------
                                                   John R. Gibson
                                                   Chief Executive Officer and
                                                   President



Date:       June 12, 1998                          /S/ DAVID N. KEYS
                                                   ---------------------
                                                   David N. Keys
                                                   Vice President, Chief
                                                   Financial Officer, Secretary
                                                   and Treasurer;  Principal
                                                   Financial and Accounting
                                                   Officer

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Operations
                     For the Three Months Ended December 31,
                                  (Unaudited)

----------------------------------------------------------------------------
                                                   1997                1996
----------------------------------------------------------------------------

Sales and Operating Revenues                  $ 11,268,000        $ 8,396,000
Cost of Sales                                    8,106,000          7,083,000
                                              ------------        -----------

   Gross Profit                                  3,162,000          1,313,000

Operating Expenses                               2,183,000          2,363,000

Equity in Earnings of Real Estate Venture          300,000
                                              ------------        -----------

Operating Income (Loss)                          1,279,000         (1,050,000)

Net Interest and Other Expense                     713,000            240,000
                                              ------------        -----------

Income (Loss) Before Provision
   (Credit) for Income Taxes                       566,000         (1,290,000)

Provision (Credit) for Income Taxes                                  (440,000)

                                              ------------        -----------
Net Income (Loss)                             $    566,000        $  (850,000)
                                              ------------        -----------

Basic Net Income (Loss) Per Share             $        .07        $      (.10)
                                              ------------      --------------

Average Shares Outstanding                       8,138,000          8,099,000
                                              ------------      -------------

Diluted Net Income (Loss) Per Share           $        .07        $      (.10)
                                              ------------      --------------

Diluted Shares                                   8,217,000          8,099,000
                                              ------------      --------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)


--------------------------------------------------------------------------------
                                               DECEMBER 31,      SEPTEMBER 30,
                                                   1997             1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                  $12,989,000       $18,881,000
   Accounts and Notes Receivable                9,905,000         5,551,000
   Related Party Notes Receivable                 612,000           637,000
   Inventories                                 10,880,000        11,116,000
   Prepaid Expenses and Other Assets            1,511,000           979,000
                                              ----------------------------------
      TOTAL CURRENT ASSETS                     35,897,000        37,164,000

Property, Plant and Equipment, Net             19,632,000        19,314,000
Development Property                            7,053,000         7,362,000
Real Estate Equity Investments                 18,535,000        20,248,000
Other Assets                                    2,329,000         2,413,000
Restricted Cash                                 6,408,000         3,580,000

                                              ----------------------------------
      TOTAL ASSETS                            $89,854,000       $90,081,000
                                              ----------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)


-------------------------------------------------------------------------------------
                                                      DECEMBER 31,      SEPTEMBER 30,
                                                         1997               1997
-------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities          $ 7,229,000        $ 7,519,000
   Current Portion of Long-Term Debt                   5,000,000          6,166,000
                                                     ------------------------------
      TOTAL CURRENT LIABILITIES                       12,229,000         13,685,000

   Long-Term Debt                                     25,006,000         24,900,000
   Long-Term Payables                                  2,933,000          2,376,000

                                                     ------------------------------
      TOTAL LIABILITIES                               40,168,000         40,961,000
                                                     ------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock                      3,569,000          3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                             829,000            829,000
Capital in Excess of Par Value                        78,561,000         78,561,000
Accumulated Deficit                                  (32,141,000)       (32,707,000)
Treasury Stock                                        (1,035,000)        (1,035,000)
Receivable from the Sale of Stock                        (97,000)           (97,000)
                                                     ------------------------------
      TOTAL SHAREHOLDERS' EQUITY                      46,117,000         45,551,000
                                                     ------------------------------

                                                     ------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $89,854,000        $90,081,000
                                                     ------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                     For the Three Months Ended December 31,
                                  (Unaudited)



-------------------------------------------------------------------------------------------------
                                                                         1997             1996
-------------------------------------------------------------------------------------------------

Cash Used For Operating Activities                                $ (5,365,000)      $  (963,000)
                                                                  ---------------- --------------

Cash Flows Provided by (Used for) Investing Activities:
   Capital Expenditures                                               (969,000)         (912,000)
   Real estate equity investment capital activity                    1,713,000          (163,000)
                                                                  ---------------- --------------
Net Cash Provided by (Used For) Investing Activities                   744,000        (1,075,000)
                                                                  ---------------- --------------

Cash Flows From Financing Activities:
   Principal Payment on Debt                                        (1,166,000)
   Treasury Stock Acquired                                                              (156,000)
   Issuance of Common Stock                                                               70,000
                                                                  ---------------- --------------
Net Cash Used For Financing Activities                              (1,166,000)          (86,000)
                                                                  ---------------- --------------

Net Decrease in Cash and Cash Equivalents                           (5,892,000)       (2,124,000)
Cash and Cash Equivalents, Beginning of Period                      18,881,000        18,501,000
                                                                  ---------------- --------------
Cash and Cash Equivalents, End of Period                          $ 12,989,000       $16,377,000
                                                                  ---------------- --------------

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

3.          INVENTORIES

            Inventories consist of the following:

                                          December 31,          September 30,
                                             1997                  1997
                                             ----                  ----

            Work-in-process                    7,517,000      $  3,349,000
            Raw materials and supplies         3,363,000         7,767,000
                                          --------------      ------------
            Total                             10,880,000      $ 11,116,000
                                          --------------      ------------

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

7.          REAL ESTATE EQUITY INVESTMENTS

            The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month period ended December 31, 1997 was as follows:


            Income Statement:
                  Revenues                      $ 7,871,000
                  Gross Profit                    1,865,000
                  Operating Expenses                394,000
                  Net Income                      1,466,000

            Balance Sheet:
                  Assets                        $27,659,000
                  Liabilities                    13,334,000
                  Equity                        $14,325,000

            GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of Notes and accounts payable. Inventories were $25,751,000 at December 31, 1997.

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

The Company has incurred net losses during its last three fiscal years and operating losses during the fiscal years ended September 30, 1997 and 1995. As a result, pre-tax income has not been sufficient to recover interest charges.

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

SALES AND OPERATING REVENUES. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 50% and 49% of revenues during the three-month periods ended December 31, 1997 and 1996, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 32% and 37% of revenues during the three-month periods ended December 31, 1997 and 1996, respectively. The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Although the Company has achieved significant gains in market share that appear to relate to an anti-dumping petition filed by the Company against three Japanese sodium azide producers and the resulting suspension agreement, the Company believes that these factors were fully incorporated into the market by the end of fiscal 1997. The Company's evaluation of the sodium azide market indicated that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets and, as a result, the Company recognized an impairment charge with respect to those assets of $52.6 million in the fourth quarter of fiscal 1997. Depreciation expense is expected to decrease annually by approximately $4.0 million as a result of the impairment charge.

Sales of Halotron amounted to approximately 1% and 5% of revenues during the three-month periods ended December 31, 1997 and 1996, respectively. Halotron is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 15% and 1% of revenues during the three-month periods ended December 31, 1997 and 1996, respectively. The nature of real estate development and sales is such that the Company is unable to reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 2% and 7% of revenues during the three-month periods ended December 31, 1997 and 1996, respectively.

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

Raw material, electric power and labor costs have not changed significantly recently. The costs of operating the Company's specialty chemical plants are, however, largely fixed. Accordingly, the Company believes that the potential additional AP sales volume resulting from the acquisition from Kerr-McGee should generate significant incremental cash flow because of the operating leverage associated with the perchlorate plant. However, amortization of costs associated with the acquisition is expected to amount to approximately $4.0 million annually.

INCOME TAXES. The Company's effective income tax rates were 0% during the three-month period ended December 31, 1997 and 34% during the three-month period ended December 31, 1996. The Company's effective income tax rate decreased to 17% for the entire 1997 fiscal year as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

SALES AND OPERATING REVENUES. Sales increased $2.9 million, or 35% during the three months ended December 31, 1997 to $11.3 million from $8.4 million in the corresponding period of the prior year. This increase was attributable to increased sales of perchlorate, sodium azide and real estate. Such increase was partially offset by decreases in Halotron and environmental protection equipment sales.

COST OF SALES. Cost of sales increased $1.0 million, or 14%, in the three months ended December 31, 1997 to $8.1 million from $7.1 million in the corresponding period of the prior year. This increase was principally due to increases in perchlorate and sodium azide sales volume. As a percentage of sales, cost of sales decreased in the three months ended December 31, 1997 to 72% as compared to 84% in the corresponding period of the prior year. This decrease was due principally to the increase in perchlorate and sodium azide sales volume and a reduction in depreciation expense as a result of the sodium azide impairment charge referred to above.

OPERATING EXPENSES. Operating (selling, general and administrative) expenses decreased $.2 million, or 8%, in the three months ended December 31, 1997 to $2.2 million from $2.4 million in the corresponding period of 1996.

NET INTEREST EXPENSE. Net interest and other expense increased to $.7 million in the three months ended December 31, 1997 from $.3 million in the corresponding period of the prior year principally as a result of the cessation of interest capitalization on the Company's Ventana Canyon residential joint venture project.

EQUITY IN EARNINGS OF REAL ESTATE VENTURE. The Company's share of equity in its Ventana Canyon joint venture was $.3 and $0 million during the three-month periods ended December 31, 1997 and 1996. The joint venture has historically operated at or near a break-even point on residential activity and generated net income on sales of improved land. The increase in the equity in earnings of the venture relates principally to the sale of improved land to an outside developer in the first quarter of fiscal 1998.

Statement Operating Income (Loss). Operating income (loss) of the Company's industry segments during the three-month periods ended December 31, 1997 and 1996 was as follows:

                                          1997                   1996
                                       ----------         -------------


Specialty chemicals                    $   95,000         $   (870,000)
Environmental protection equipment       (164,000)            (139,000
Real Estate                             1,168,000              (76,000)
                                       ----------         -------------
          Total                        $1,099,000         $ (1,085,000)
                                       ==========         =============

The increase in operating income in the Company's specialty chemical industry segment was primarily attributable to a decrease in depreciation expense associated with sodium azide operations as a result of the impairment charge discussed above. The increase in operating income in the Company's real estate segment relates principally to an increase in sales from $.1 million during the three months ended December 31, 1996 to $1.7 million during the three months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities were $5.4 million and $1.0 million during the three-month periods ended December 31, 1997 and 1996, respectively. Cash flows from operating activities declined in the first quarter of fiscal 1998 principally as a result of changes in certain working capital balances, most notably a significant increase in receivables related to AP shipments in late December, 1997. Such receivables are scheduled to be collected in the second quarter of fiscal 1998. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.


                                      13-A

Capital expenditures were $1.0 million during the three months ended December 31, 1997 compared to $.9 million during the same period last year. Capital expenditures are budgeted to amount to approximately $2.5 million in fiscal 1998 and relate principally to specialty chemical segment capital improvement projects.

During the three-month period ended December 31, 1997, the Company received cash of approximately $1.7 million relating to the return of capital invested in the Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected by the end of calendar 2001.

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