Form 10-Q/A
period 1998-03-31
AMERICAN PACIFIC CORP
filed 1998-06-15
CIK 350832

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

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a)    (i)   The   following   Exhibits   were   filed   with  the
                           Registrant's  original  filing,  portions  of each of
                           which  were   omitted   pursuant  to  a  request  for
                           confidential treatment:

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

                     (ii) The following exhibit was filed in connection with the Registrant's original electronic filing:

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




                                          AMERICAN PACIFIC CORPORATION




Date:  June 12, 1998                      /S/ JOHN R. GIBSON
                                          ------------------
                                          John R. Gibson
                                          Chief Executive Officer and President


Date:  June 12, 1998                      /S/ DAVID N. KEYS
                                          -----------------
                                          David N. Keys
                                          Executive Vice President,
                                          Chief Financial Officer,  Secretary
                                          and Treasurer; Principal Financial
                                          and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            FOR THE THREE MONTHS                            FOR THE SIX MONTHS
                                                               ENDED MARCH 31,                                ENDED MARCH 31,
                                                          1998               1997                   1998                    1997
------------------------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                           $14,119,000        $9,382,000           $ 25,387,000           $ 17,778,000
Cost of Sales                                            9,129,000         8,025,000             17,235,000             15,108,000
                                                       -----------------------------------------------------------------------------
   Gross Profit                                          4,990,000         1,357,000              8,152,000              2,670,000

Operating Expenses                                       2,247,000         2,269,000              4,430,000              4,632,000

Equity in Earnings of Real Estate Venture
                                                                             100,000                300,000                100,000
                                                       -----------------------------------------------------------------------------
Operating Income (Loss)                                  2,743,000          (812,000)             4,022,000             (1,862,000)

Net Interest and Other
   Expense                                                 750,000           293,000              1,463,000                533,000
                                                       -----------------------------------------------------------------------------

Income (Loss) Before Credit
   for Income Taxes                                      1,993,000        (1,105,000)             2,559,000             (2,395,000)

Credit for Income Taxes                                                     (376,000)                                     (816,000)
                                                       -----------------------------------------------------------------------------
Net Income (Loss) Before Extraordinary Loss
                                                       $ 1,993,000       $  (729,000)           $ 2,559,000     $       (1,579,000)

Extraordinary Loss-Debt Extinguishment
                                                         5,005,000                                5,005,000
                                                       -----------------------------------------------------------------------------

Net Loss                                               $(3,012,000)      $  (729,000)           $(2,446,000)     $      (1,579,000)
                                                       -----------------------------------------------------------------------------

Basic Net Loss Per Share:

   Income (Loss) Before Extraordinary Loss
                                                       $       .24       $      (.09)           $       .31       $           (.19)

   Extraordinary Loss                                  $      (.61)                             $      (.61)
                                                       -----------------------------------------------------------------------------

   Net Loss                                            $      (.37)      $      (.09)           $      (.30)      $           (.19)
                                                       -----------------------------------------------------------------------------

Average Shares Outstanding                               8,165,000         8,098,000              8,151,000              8,098,000
                                                       -----------------------------------------------------------------------------

Diluted Net Loss Per Share:

   Income (Loss) Before Extraordinary Loss
                                                       $       .24       $      (.09)           $       .31       $           (.19)

   Extraordinary Loss                                  $      (.60)                             $      (.61)
                                                       -----------------------------------------------------------------------------

   Net Loss                                            $      (.36)      $      (.09)           $      (.30)      $           (.19)
                                                       -----------------------------------------------------------------------------

Diluted Shares                                           8,337,000         8,098,000              8,280,000              8,098,000
                                                       ------------------------ ----------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


----------------------------------------------------------------------------------------
                                                  MARCH 31,             SEPTEMBER 30,
                                                   1998                     1997
-------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                   $  19,029,000            $18,881,000
   Accounts and Notes Receivable                   9,297,000              5,551,000
   Related Party Notes Receivable                    588,000                637,000
   Inventories                                    12,217,000             11,116,000
   Prepaid Expenses and Other Assets               1,083,000                979,000
                                               ------------------------------------
      TOTAL CURRENT ASSETS                        42,214,000             37,164,000

Property, Plant and Equipment, Net                19,212,000             19,314,000
Intangible Acquisition Assets                     40,279,000              1,540,000
Development Property                               6,945,000              7,362,000
Real Estate Equity Investments                    17,517,000             20,248,000
Other Assets                                       2,793,000                873,000
Restricted Cash                                    1,168,000              3,580,000
                                               ------------------------------------
      TOTAL ASSETS                             $ 130,128,000            $90,081,000
                                               ------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



-------------------------------------------------------------------------------------------
                                                        MARCH 31,              SEPTEMBER 30,
                                                           1998                    1997
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities           $ 3,993,000              $ 7,519,000
   Current Portion of Long-Term Debt                    1,168,000                6,166,000
                                                      -------------------------------------
      TOTAL CURRENT LIABILITIES                         5,161,000               13,685,000

   Long-Term Debt                                      75,000,000               24,900,000
   Long-Term Payables                                   2,694,000                2,376,000

                                                      -------------------------------------
      TOTAL LIABILITIES                                82,855,000               40,961,000
                                                      -------------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock                       3,569,000                3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                              837,000                  829,000
Capital in Excess of Par Value                         79,152,000               78,561,000
Accumulated Deficit                                   (35,153,000)             (32,707,000)
Treasury Stock                                         (1,035,000)              (1,035,000)
Receivable from the Sale of Stock                         (97,000)                 (97,000)
                                                      -------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                       43,704,000               45,551,000
                                                      -------------------------------------

                                                      -------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $130,128,000             $90,081,000
                                                      -------------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


---------------------------------------------------------------------------------------------------------------------------
                                                           FOR THE THREE-MONTHS                      FOR THE SIX-MONTHS
                                                              ENDED MARCH 31,                          ENDED MARCH 31,
                                                        1998             1997                    1998               1997
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used For)
   Operating Activities                            $  5,059,000      $ 7,197,000          $   (411,000)       $  6,343,000
                                                  -------------------------------------------------------------------------

Cash Flows Provided by (Used for)
   Investing Activities:
   Capital Expenditures                                (679,000)        (389,000)           (1,648,000)         (1,301,000)
   Payment for Acquisition of Intangible            (39,000,000)                           (39,000,000)
   Real estate equity investment
     capital activity                                 1,018,000         (248,000)            2,731,000            (520,000)
                                                  -------------------------------------------------------------------------
Net Cash Used For
   Investing Activities                             (38,661,000)        (637,000)          (37,917,000)         (1,821,000)
                                                  -------------------------------------------------------------------------

Cash Flows From
   Financing Activities:
   Principal Payments on Debt                       (30,000,000)      (6,168,000)          (31,166,000)         (6,168,000)
   Issuance of Senior Notes                          75,000,000                             75,000,000
   Premium Paid on Debt
       Extinguishment                                (3,250,000)                            (3,250,000)
   Debt Issue Costs                                  (2,707,000)                            (2,707,000)
   Issuance of Common Stock                             599,000                                599,000              70,000
   Treasury Stock Acquired                                                                                        (156,000)
                                                  -------------------------------------------------------------------------
Net Cash Provided by (Used For)
 Financing Activities                                39,642,000       (6,168,000)           38,476,000          (6,254,000)
                                                  -------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                     6,040,000          392,000               148,000          (1,732,000)
Cash and Cash Equivalents,
 Beginning of Period                                 12,989,000       16,377,000            18,881,000          18,501,000
                                                  -------------------------------------------------------------------------
Cash and Cash Equivalents, End of
 Period                                            $ 19,029,000      $16,769,000          $ 19,029,000        $ 16,769,000
                                                  ------------------------------------------------------------------------
Supplemental Disclosure of Cash
 Flow Information:

Interest Paid (net of amounts
 capitalized)                                      $  1,650,000      $   851,000          $   1,650,000       $     851,000
                                                  -------------------------------------------------------------------------

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

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

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

3.          INVENTORIES

            Inventories consist of the following:

                                              March 31,       September 30,
                                                1998              1997
                                                ----              ----

            Work-in-process                 $ 7,963,000        $ 3,349,000
            Raw materials and supplies        4,254,000          7,767,000
                                            -----------        -----------
            Total                           $12,217,000        $11,116,000
                                            -----------        -----------

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

9.          REAL ESTATE EQUITY INVESTMENTS

            The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the six-month period ended March 31, 1998 was as follows:

            Income Statement:
                  Revenues                    $15,780,000
                  Gross Profit                  2,597,000
                  Operating Expenses              741,000
                  Net Income                  $ 1,861,000

            Balance Sheet:
                  Assets                      $27,245,000
                  Liabilities                  12,952,000
                  Equity                      $14,293,000

GRLLC's  balance  sheet  is  not  classified.   Assets  consist  principally  of
inventories and liabilities consist principally of Notes and accounts payable. Inventories were $25,576,000 at March 31, 1998.

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

Raw material, electric power and labor costs have not changed significantly recently. The costs of operating the Company's specialty chemical plants are, however, largely fixed. Accordingly, the Company believes that the potential additional AP sales volume resulting from the Acquisition should generate significant incremental cash flow because of the operating leverage associated with the perchlorate plant. However, amortization of the Acquisition costs is expected to amount to approximately $4.0 million annually.

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

EQUITY IN EARNINGS OF REAL ESTATE VENTURE. The Company's share of equity in its Ventana Canyon joint venture was $0 and $.1 million during the three-month periods ended March 31, 1998 and 1997. The joint venture has historically operated at or near a break-even point on residential activity and generated net income on sales of improved land (see below).

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

EQUITY IN EARNINGS OF REAL ESTATE VENTURE. The Company's share of equity in its Ventana Canyon joint venture was $.3 million and $.1 million during the six-months ended March 31, 1998 and 1997. The increase in the equity in earnings of Ventana Canyon relates principally to the sale of improved land to an outside developer in the first quarter of fiscal 1998.

Segment Operating Income (Loss). Operating income (loss) of the Company's industry segments during the six-month periods ended March 31, 1998 and 1997 was as follows:

                                             1998               1997
                                             ----               ----

Specialty chemicals                     $ 2,102,000       $(1,650,000)
Environmental protection equipment           60,000          (362,000)
Real Estate                               1,271,000            64,000
                                        -----------       -----------

          Total                         $ 3,433,000       $(1,948,000)
                                        ===========       ===========

The increase in operating income in the Company's specialty chemical industry segment was attributable to the increase in perchlorate sales in the second quarter of fiscal 1998 referred to above and a decrease in depreciation expense associated with sodium azide operations as a result of the impairment charge discussed above. The increase in environmental protection equipment segment operating income was primarily due to an increase in revenues. The increase in real estate segment operating income was attributable to an increase in sales from $.4 million during the six months ended March 31, 1997 to $1.3 million during the same period in 1998.


                                     -16-A-

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

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. Through March 31, 1998, the Company has incurred approximately $2.7 million in costs associated with the issuance of the Notes. In connection with the Azide Notes repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million.

Cash flows provided by (used for) operating activities were ($.4) million and $6.3 million during the six-months ended March 31, 1998 and 1997, respectively. Cash flows from operating activities declined in the first six months of fiscal 1998 principally as a result of changes in certain working capital balances, most notably a significant increase in receivables related to AP shipments in late March 1998. Such receivables are scheduled to be collected in the third quarter of fiscal 1998. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $1.6 million during the six months ended March 31, 1998 compared to $1.3 million during the same period last year. Capital expenditures are budgeted to amount to approximately $2.5 million in fiscal 1998 and relate principally to specialty chemical segment capital improvement projects.

During the three-month and six-month periods ended March 31, 1998, the Company received cash of approximately $2.7 million and $1.0 million, respectively, relating to the return of capital invested in the Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected by the end of calendar 2001.

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






                                     -17-A-

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