Form 10-Q/A
period 1997-06-30
AMERICAN PACIFIC CORP
filed 1998-07-10
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

          Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                             --    --

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8 -K

         (a) The following Exhibit was filed in connection with the Registrant's original electronic filing:

                   27.  Financial Statement Schedules.

         (b) None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN PACIFIC CORPORATION



Date:  July 9, 1998                            /s/ John R. Gibson
                                               ----------------------
                                               John R. Gibson
                                               President and Chief Executive
                                               Officer



Date:  July 9, 1998                            /s/ David N. Keys
                                               ---------------------
                                               David N. Keys
                                               Vice President,
                                               Chief Financial Officer and
                                               Treasurer;  Principal
                                               Financial and Accounting
                                               Officer

                         AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                FOR THE THREE-MONTHS                 FOR THE NINE-MONTHS
                                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                               1997              1996               1997              1996
------------------------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                               $12,767,000        $10,617,000        $30,545,000        $31,373,000
Cost of Sales                                               10,434,000          8,293,000         25,542,000         24,346,000
                                                           -------------------------------------------------------------------------
 Gross Profit                                                2,333,000          2,324,000          5,003,000          7,027,000

Operating Expenses                                           2,304,000          2,035,000          6,936,000          6,941,000

                                                           -------------------------------------------------------------------------
Operating Income (Loss)                                         29,000            289,000         (1,933,000)            86,000

Equity in Earnings of Real Estate
  Venture                                                                         600,000            100,000            600,000

Net Interest and Other
 Expense                                                       202,000            357,000            735,000          1,215,000
                                                           -------------------------------------------------------------------------

Income (Loss) Before Provision (Credit)
 for Income Taxes                                             (173,000)           532,000         (2,568,000)          (529,000)

Provision (Credit) for Income Taxes                            (59,000)           181,000           (875,000)          (180,000)

                                                           -------------------------------------------------------------------------
Net Income (Loss)                                          $  (114,000)       $   351,000        $(1,693,000)       $  (349,000)
                                                           -------------------------------------------------------------------------

Net Income (Loss) Per Common
 Share                                                     $      (.02)       $       .04        $      (.21)       $      (.04)
                                                           -------------------------------------------------------------------------

Weighted Average Common and Common
 Equivalent Shares Outstanding                               8,098,000          8,142,000          8,098,000          8,105,000
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

    In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," Management periodically reviews whether the anticipated net cash flows from sodium azide operations will be sufficient to recover the Company's fixed asset investment in the facility. Sales and related variable operating margins have historically not been at a level sufficient to absorb fixed costs, including depreciation. Such operating history was partially expected by the Company as a result of the generally lengthy process of qualification for use of new material in automotive safety equipment. As indicated above, Management believes that the Autoliv agreement will result in improved performance of the sodium azide operations. Capacity utilization rates are expected to increase as a result of deliveries under this agreement. Management is cautiously optimistic that sodium azide sales will continue to increase owing principally to the expectation of continued market share gains and additional positive developments resulting from the anti-dumping petition referred to below.

    The Company's future success in the sodium azide market will be dependent upon, among other things:

    o  Sales of sodium azide to major users other than Autoliv;
    o The rapidity of the pace of penetration of airbag inflation technology that does not use sodium azide;
    o  The continued effects of the antidumping petition;
    o  Actions of other manufacturers of sodium azide;
    o The relationship of the U.S. dollar to the home country currency of other manufacturers of sodium azide.

    As of June 30, 1997, Management believes that the Company's investment in sodium azide fixed assets is recoverable under the requirements of SFAS No.
    121. In light of the factors and uncertainties discussed above, however, there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

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