Form 10-K/A
period 1997-09-30
AMERICAN PACIFIC CORP
filed 1998-07-10
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 3)

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

         Sales and Operating Revenues. Sales increased $1.6 million, or 4%, to $44 million in fiscal 1997 from $42.4 million in fiscal 1996. This increase was attributable to increased sales in the Company's specialty chemical operations. The increase in specialty chemical sales was partially offset by decreases in environmental protection equipment and real estate sales.

         Specialty chemical sales increased $3.9 million, or 11.5%, to $40.0 million in fiscal 1997 from $34.1 million in fiscal 1996. This increase was attributable to increases in perchlorate, sodium azide and Halotron sales of $1.4 million, $1.3 million and $1.2 million, respectively.

         The increase in perchlorate sales was primarily attributable to sales of AP to Alliant, for use in solid rocket boosters related to the Delta launch vehicle program.

         Sodium azide sales increased $1.3 million, or 11%, to $13.3 million in fiscal 1997 from $12.0 million in fiscal 1996 due principally to an increase in shipments to Autoliv resulting from the three-year agreement referred to below.

         In May 1997, the Company entered into a three-year agreement with Autoliv. The contract provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997. The estimated sales value of the contract is approximately $45.0-55.0 million over the three-year period. The actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, which will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the contract.

         Halotron sales increased $1.2 million, or 24%, to $1.7 million in fiscal 1997 from $0.5 million in fiscal 1996 due primarily to increased sales to original equipment manufacturers as a result of the continued acceptance of Halotron in the market.

         Environmental protection sales decreased $0.7 million, or 21.6%, to $2.4 million in fiscal 1997 from $3.1 million in fiscal 1996 as a result of a decrease in spare part sales.

         Real estate sales decreased in $1.6 million, or 30.2%, to $3.6 million in fiscal 1997 from $5.2 million in fiscal 1996 due to a decrease in land sales from fiscal 1996. In the third quarter of fiscal 1996, the Company closed a land sale in the amount of $1.7 million.

         Cost of Sales. Cost of sales increased $3.8 million, or 12%, in fiscal 1997 to $36.4 million from $32.6 million in fiscal 1996. This increase was primarily due to increases in specialty chemical sales volumes. As a percentage of sales, cost of sales increased to 83% as compared to 77% in fiscal 1996.



                                      24-A

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

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

         Sales. Sales increased $3.2 million, or 8%, in fiscal 1996 to $42.4 million from $39.2 million in fiscal 1995. This increase was attributable to increased environmental protection and real estate sales.

         Specialty chemical sales decreased $0.2 million, or 0.5%, to $34.1 million in fiscal 1996 from $34.2 million in fiscal 1995. This decrease was primarily attributable to a decrease of $7.8 million in AP sales. Such decrease was offset by an increase of $7.4 million in sodium azide sales. The decrease in AP sales was primarily due to an amendment to certain agreements between the Company and Thiokol referred to below. Sodium azide sales increased $7.4 million to $12.0 million in fiscal 1996 from $4.6 million in fiscal 1995 due to the Company's continued penetration of the sodium azide market.

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

         Environmental protection sales increased $1.4 million, or 87.1%, to $3.1 million in fiscal 1996 from $1.7 million in fiscal 1995 primarily due to a $1.7 million sale in the fourth quarter of fiscal 1996.

         Real estate sales increased $1.8 million, or 54.7%, to $5.2 million in fiscal 1996 from $3.4 million in fiscal 1995 due to an increase in land sales in fiscal 1996. During the third quarter of fiscal 1996 the Company closed a land sale in the amount of $1.7 million.

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

Dated: July 9, 1998         AMERICAN PACIFIC CORPORATION
                                           (Registrant)



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
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                      Notes            1997                  1996                1995
                                             -----------------------------------------------------------------------------

SALES AND OPERATING REVENUES                   1,9,12,13,15         $44,050,000           $42,381,000        $ 39,250,000
COST OF SALES                                  1,9,13,14             36,420,000            32,579,000          29,861,000
                                                                   ------------------------------------------------------
GROSS PROFIT                                                         7,630,000              9,802,000           9,389,000
OPERATING EXPENSES                             1,8,10,12,13,14,16    9,509,000              9,367,000          11,210,000
FIXED ASSET IMPAIRMENT CHARGE                  13                   52,605,000
EMPLOYEE SEPARATION AND MANAGEMENT
   REORGANIZATION COSTS                        16                    3,616,000                                    226,000
                                                                   ------------------------------------------------------
OPERATING INCOME (LOSS)                                            (58,100,000)               435,000          (2,047,000)
EQUITY IN EARNINGS OF REAL ESTATE VENTURE      5                       200,000                700,000
INTEREST AND OTHER INCOME                      1,3,5,11              1,115,000              1,381,000           1,429,000
INTEREST AND OTHER EXPENSE                     1,5,6                 2,001,000              2,836,000           1,709,000
                                                                   ------------------------------------------------------
LOSS BEFORE CREDIT FOR INCOME TAXES                                (58,786,000)              (320,000)         (2,327,000)
CREDIT FOR INCOME TAXES                        1,7                 (10,101,000)              (109,000)           (791,000)
                                                                   ------------------------------------------------------

NET LOSS                                                         $ (48,685,000)           $  (211,000)       $ (1,536,000)
                                                                   ======================================================

NET LOSS PER COMMON SHARE                                        $       (6.01)           $      (.03)       $       (.19)
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

         The Company has applied the provisions of SFAS No. 58 "Capitalization of Interest Cost of Financial Statements that Include Investments Accounted for by the Equity Method" to its investment in GRLLC. As of September 30, 1997, the Company has capitalized approximately $6.2 million of interest since the joint venture began undergoing activities to start its planned principal operations of real estate development and sale of such real estate. Capitalization of interest on the joint venture ceased in September 1997 since the Company's recorded investment in GRLLC approximates the amount of cash flow that is estimated to be generated from the project

         The Company amortizes the difference resulting from the application of SFAS No. 58 on a current quarterly basis based upon the ratio of acres sold to total salable acres in the joint venture. Such difference will be completely amortized upon the build-out and sale of the joint venture's real estate project which is estimated to occur in calendar 2001. As of September 30, 1997, approximately $1.0 million of the $6.2 million in capitalized interest resulting from the application of SFAS No. 58 had been amortized against the equity in earnings of GRLLC.

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

        The  Company has  incurred  significant  operating  losses in its sodium azide operation during the last three fiscal years. Such operating history was partially expected by the Company as a result of the generally lengthy process of qualification for use of new material in automotive safety equipment. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended
        September 30, 1997. Capacity utilization rates increased from approximately 45% in the third quarter of fiscal 1997 to approximately 55% in the fourth quarter of 1997. However, even though performance improved, Management's view of the economics of the sodium azide market changed significantly during the fourth quarter of fiscal 1997. During the late August, September, October and November of 1997 the following events or developments occurred that changed the Company's view of the economics of the sodium azide market.

        o The Company was unsuccessful in its attempts to sell sodium azide to major users other than Autoliv. With the procurement cycle for the automotive model year beginning in July or August, the Company previously believed it would be successful in achieving significant sales to other major users.

        o One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. This announcement, coupled with the fact that other inflator manufacturers appear to be pursuing non-azide based inflator technology more aggressively than before, caused a reduction in the Company's estimates of annual sodium azide demand requirements and, possibly more importantly, the duration that such requirements will exist.

        o The effects of the antidumping petition appear to have been fully incorporated into the sodium azide market by the end of fiscal 1997. At September 30, 1997, Management believes that the antidumping related environment will remain unchanged as a result of the continued strength and outlook of the U.S. dollar relative to the Japanese yen (the home country currency of the Company's major competitor).

         As a result of these events and developments, the Company's view of the economics of the sodium azide market and the Company's future participation in such market degraded substantially by October 30, 1997 and Management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimate future cash flows was used to estimate the value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52,605,000 was recognized in the fourth quarter of fiscal 1997.

         This impairment charge was recorded as a reduction of the sodium azide building and equipment and related accumulated depreciation in the amounts of approximately $69,537,000 and $16,932,000, respectively, to reduce the carrying value of these assets to $13,500,000 or the estimate of their fair value.

         The Company will continue to use the sodium azide assets in its operations as long as the cash flows generated from the use of such assets are positive. The Company estimates that cash flows will be negligible around calendar 2005 and as such the sodium azide assets are being depreciated over the lesser of their useful lives or seven years.

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

                                      58-A

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