Form 10-Q/A
period 1997-12-31
AMERICAN PACIFIC CORP
filed 1998-07-10
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

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

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Operations
                     For the Three Months Ended December 31,
                                  (Unaudited)

----------------------------------------------------------------------------
                                                   1997                1996
----------------------------------------------------------------------------

Sales and Operating Revenues                  $ 11,268,000        $ 8,396,000
Cost of Sales                                    8,106,000          7,083,000
                                              ------------        -----------

   Gross Profit                                  3,162,000          1,313,000

Operating Expenses                               2,183,000          2,363,000
                                              ------------        -----------

Operating Income (Loss)                            979,000         (1,050,000)

Equity in Earnings of Real Estate Venture          300,000

Net Interest and Other Expense                     713,000            240,000
                                              ------------        -----------

Income (Loss) Before Provision
   (Credit) for Income Taxes                       566,000         (1,290,000)

Provision (Credit) for Income Taxes                                  (440,000)

                                              ------------        -----------
Net Income (Loss)                             $    566,000        $  (850,000)
                                              ------------        -----------

Basic Net Income (Loss) Per Share             $        .07        $      (.10)
                                              ------------      --------------

Average Shares Outstanding                       8,138,000          8,099,000
                                              ------------      -------------

Diluted Net Income (Loss) Per Share           $        .07        $      (.10)
                                              ------------      --------------

Diluted Shares                                   8,217,000          8,099,000
                                              ------------      --------------

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