Form 10-Q/A
period 1998-03-31
AMERICAN PACIFIC CORP
filed 1998-07-10
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A
                                (AMENDMENT NO. 2)

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

                          AMERICAN PACIFIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            FOR THE THREE MONTHS                            FOR THE SIX MONTHS
                                                               ENDED MARCH 31,                                ENDED MARCH 31,
                                                          1998               1997                   1998                    1997
------------------------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                           $14,119,000        $9,382,000           $ 25,387,000           $ 17,778,000
Cost of Sales                                            9,129,000         8,025,000             17,235,000             15,108,000
                                                       -----------------------------------------------------------------------------
   Gross Profit                                          4,990,000         1,357,000              8,152,000              2,670,000

Operating Expenses                                       2,247,000         2,269,000              4,430,000              4,632,000

                                                       -----------------------------------------------------------------------------
Operating Income (Loss)                                  2,743,000          (912,000)             3,722,000             (1,962,000)

Equity in Earnings of Real Estate Venture                                    100,000                300,000                100,000

Net Interest and Other
   Expense                                                 750,000           293,000              1,463,000                533,000
                                                       -----------------------------------------------------------------------------

Income (Loss) Before Credit
   for Income Taxes                                      1,993,000        (1,105,000)             2,559,000             (2,395,000)

Credit for Income Taxes                                                     (376,000)                                     (816,000)
                                                       -----------------------------------------------------------------------------
Net Income (Loss) Before Extraordinary Loss
                                                       $ 1,993,000       $  (729,000)           $ 2,559,000     $       (1,579,000)

Extraordinary Loss-Debt Extinguishment
                                                         5,005,000                                5,005,000
                                                       -----------------------------------------------------------------------------

Net Loss                                               $(3,012,000)      $  (729,000)           $(2,446,000)     $      (1,579,000)
                                                       -----------------------------------------------------------------------------

Basic Net Loss Per Share:

   Income (Loss) Before Extraordinary Loss
                                                       $       .24       $      (.09)           $       .31       $           (.19)

   Extraordinary Loss                                  $      (.61)                             $      (.61)
                                                       -----------------------------------------------------------------------------

   Net Loss                                            $      (.37)      $      (.09)           $      (.30)      $           (.19)
                                                       -----------------------------------------------------------------------------

Average Shares Outstanding                               8,165,000         8,098,000              8,151,000              8,098,000
                                                       -----------------------------------------------------------------------------

Diluted Net Loss Per Share:

   Income (Loss) Before Extraordinary Loss
                                                       $       .24       $      (.09)           $       .31       $           (.19)

   Extraordinary Loss                                  $      (.60)                             $      (.61)
                                                       -----------------------------------------------------------------------------

   Net Loss                                            $      (.36)      $      (.09)           $      (.30)      $           (.19)
                                                       -----------------------------------------------------------------------------

Diluted Shares                                           8,337,000         8,098,000              8,280,000              8,098,000
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

9.          REAL ESTATE EQUITY INVESTMENTS

            The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and six-month periods ended March 31, 1998 were as follows:

                                              Three-Month           Six-Month
                                              Period Ended        Period Ended
                                             March 31, 1998       March 31, 1998
                                             --------------       --------------

            Income Statement:
                  Revenues                    $ 7,909,000          $15,780,000
                  Gross Profit                    732,000            2,597,000
                  Operating Expenses              347,000              741,000
                  Net Income                  $   395,000            1,861,000

            Balance Sheet:
                  Assets                      $27,245,000          $27,245,000
                  Liabilities                  12,952,000           12,952,000
                  Equity                      $14,293,000          $14,293,000

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