Form 10-Q/A
period 1997-06-30
AMERICAN PACIFIC CORP
filed 1998-07-22
CIK 350832

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



                                            AMERICAN PACIFIC CORPORATION



Date:  July 21, 1998                           /s/ John R. Gibson
                                               ----------------------
                                               John R. Gibson
                                               President and Chief Executive
                                               Officer



Date:  July 21, 1998                           /s/ David N. Keys
                                               ---------------------
                                               David N. Keys
                                               Vice President,
                                               Chief Financial Officer and
                                               Treasurer;  Principal
                                               Financial and Accounting
                                               Officer

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

    The Company believes that the price erosion of sodium azide over the past few years is due to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the

    International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have cause material injury to the U.S. sodium azide industry.

    On January 7, 1997 the anti-dumping investigation initiated by Commerce, based upon the Company's petition, against the three Japanese producers of sodium azide was suspended by agreement.

    It is the Company's understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for the time being. As to the third and largest Japanese sodium adize producer, which has not admitted any prior unlawful conduct, the





                                      11-A

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