Form 10-K/A
period 1997-09-30
AMERICAN PACIFIC CORP
filed 1998-07-22
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K\A
                                (AMENDMENT NO. 4)

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

         On October 17, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") with Kerr-McGee Chemical Corporation ("Kerr-McGee"), the only other domestic manufacturer of AP, providing for the purchase by the Company of certain intangible assets related to Kerr-McGee's production of AP. Under the Agreement, Kerr-McGee agreed to cease production and sale of AP except in the limited circumstances set forth in the Agreement. Upon consummation of the transaction, the Company will become the sole domestic manufacturer of AP. See "Ammonium Perchlorate - Agreement with Kerr-McGee."

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

AGREEMENT WITH KERR-MCGEE

         On October 10, 1997, the Company, through AMPAC, Inc., a wholly owned subsidiary, entered into the Agreement with Kerr-McGee, pursuant to which the Company agreed to acquire and Kerr-McGee agreed to sell certain intangible assets (the "Assets") related to Kerr-McGee's production of AP (the "Acquisition"), for a purchase price of $39,000,000. Under the Agreement, the Company will also acquire an option (the "Option") to purchase all or any portion of the inventory of AP stored at Kerr-McGee's premises on the Closing Date of the Acquisition (the "Closing Date") and not owned by, or identified to a firm order from, a Kerr-McGee customer (the "Inventory"). The Option is exercisable from time to time within the 12 month period commencing on the Closing Date (the "Option Period"). The Acquisition does not include Kerr-McGee's production facilities (the "Production Facilities"), and certain related water and power supply agreements used by Kerr-McGee in the production of AP. Under the Agreement, Kerr-McGee has agreed to cease the production and sale of AP, except under certain limited circumstances provided for in the Agreement. The Production Facilities may continue to be used by Kerr-McGee for production of AP under such circumstances. Under the Agreement, Kerr-McGee has reserved a perpetual, royalty free, nonexclusive license to use any of the technology forming part of the Assets as may be necessary or useful to use, repair or sell the Production Facilities (the "Reserved License").

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

         The Company believes that North American AP demand is currently approximately 22 to 24 million pounds annually. However, supply capacity is substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the existing AP market, the Company entered into the Agreement with Kerr-McGee. The Agreement contemplates that the Company will acquire certain intangible assets related to Kerr-McGee's production of AP. The Agreement calls for a purchase price of $39 million, and grants the Company the option to purchase limited AP inventory of Kerr-McGee for additional consideration.

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

         Sodium azide sales accounted for approximately 30%, 28% and 12% of sales during fiscal years ended September 30, 1997, 1996 and 1995, respectively. Despite these relative increases in revenue, the Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to below, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, Management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. In addition, although the Company has achieved significant gains in market share that appear to relate to the Company's anti-dumping petition and the Suspension Agreement, Management believes that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continue to exist, during the fourth quarter of fiscal 1997, Management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997. See Note 13 to the Notes to Consolidated Financial Statements of the Company for further discussion of the impairment charge.

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

                  (b) Separate  audited  financial  statements  of Gibson  Ranch
                      Limited Liability Company as of and for the years ended December 31 1997 and 1996, as required under Regulation S-X 210. 3-09. See pages 61-69 herein.

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

Dated: July 21, 1998           AMERICAN PACIFIC CORPORATION
                                           (Registrant)



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

        GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the years ended December 31, 1996 and 1995 and as of and for the nine-month period ended September 30, 1997 was as follows:

                            September 30,  December 31,      December 31,
                              1997              1996             1995
                            -------------  -----------       -------------

Income Statement:
   Revenues                $13,776,000      $18,602,000       $ 2,712,000
   Gross Profit              1,557,000        3,182,000           560,000
   Operating Expenses          829,000          984,000           875,000
   Net Income              $   733,000      $ 2,098,000       $  (315,000)

Balance Sheet:
   Assets                  $26,840,000      $24,895,000       $22,554,000
   Liabilities              12,273,000        9,758,000         9,205,000
   Equity                  $14,568,000      $15,136,000       $13,349,000

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

15.     ASSET PURCHASE AGREEMENT

        On October 10, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") with Kerr-McGee. The Agreement contemplates that the Company will acquire certain intangible assets related to Kerr-McGee's production of AP.

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

                                  GIBSON RANCH
                           LIMITED LIABILITY COMPANY

                              FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996, AND
                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Members
Gibson Ranch Limited Liability Company
Las Vegas, Nevada

We have  audited  the  accompanying  balance  sheets  of  Gibson  Ranch  Limited
Liability Company (the "Company") as of December 31, 1997 and 1996, and the related statements of operations and members' equity and of cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gibson Ranch Limited Liability Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






July 10, 1998

GIBSON RANCH LIMITED LIABILITY COMPANY

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                             1997                       1996

Cash and cash equivalents                                     $    498,465               $    391,085
Receivables, net                                                   377,597                     53,586
Inventories                                                     25,751,033                 23,457,325
Deposits and other assets                                        1,032,269                    992,887
                                                              ------------               ------------
          TOTAL                                               $ 27,659,364               $ 24,894,883
                                                              ============               ============
LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
  Notes payable                                               $  5,852,947               $  3,603,904
  Accounts payable and accrued liabilities                       4,978,642                  3,215,998
  Due to members                                                 2,379,393                  2,786,621
  Customer deposits                                                123,075                    151,870
                                                              ------------               ------------
          Total liabilities                                     13,334,057                  9,758,393

MEMBERS' EQUITY                                                 14,325,307                 15,136,490
                                                              ------------               ------------

          TOTAL                                               $ 27,659,364               $ 24,894,883
                                                              ============               ============


See notes to financial statements.

GIBSON RANCH LIMITED LIABILITY COMPANY

STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                1997           1996

REVENUES:
  Home sales                                              $ 19,407,397    $ 16,122,148
  Land sale                                                  2,240,000       2,480,000
                                                          ------------    ------------
          Total revenues                                    21,647,397      18,602,148
                                                          ------------    ------------

COST OF SALES:
  Home sales                                                17,291,000      14,420,944
  Land sale                                                    934,078         999,090
                                                          ------------    ------------
          Total cost of sales                               18,225,078      15,420,034
                                                          ------------    ------------

GROSS PROFIT                                                 3,422,319       3,182,114

OPERATING EXPENSES                                           1,223,131         984,230
                                                          ------------    ------------
NET INCOME                                                $  2,199,188    $  2,197,884
                                                          ============    ============

MEMBERS' EQUITY, JANUARY 1, 1996 (As previously stated)                   $ 13,348,889

  ADJUSTMENT (See Note 1)                                                    1,687,651
                                                                          ------------

MEMBERS' EQUITY, JANUARY 1, 1996 (As adjusted)                              15,036,540

  NET INCOME                                                                 2,197,884

  DISTRIBUTIONS PAID                                                        (2,097,934)
                                                                          ------------

MEMBERS' EQUITY, DECEMBER 31, 1996                                          15,136,490

  NET INCOME                                                                 2,199,188

  DISTRIBUTIONS PAID                                                        (3,010,371)
                                                                          ------------

MEMBERS' EQUITY, DECEMBER 31, 1997                                        $ 14,325,307
                                                                          ============


See notes to financial statements.

GIBSON RANCH LIMITED LIABILITY COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                            1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  2,199,188    $  2,197,884
  Changes to reconcile net income to net cash provided by operating activities:
    Decrease (increase) in receivables                                    (324,011)        154,237
    Increase in deposits and other assets                                  (39,382)       (421,309)
    Increase in inventories                                             (2,293,708)        (31,253)
    Increase in accounts payable and accrued liabilities                 1,762,644         786,755
    Increase (decrease) in customer deposits                               (28,796)         90,325
                                                                      ------------    ------------
           Net cash provided by operating activities                     1,275,936       2,776,639
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of amounts due to members                                    (407,228)       (924,515)
  Distributions paid to members                                         (3,010,371)     (2,097,935)
  Proceeds from notes payable                                           18,466,503      15,099,943
  Principal payments on notes payable                                  (16,217,460)    (14,498,835)
                                                                      ------------    ------------
           Net cash used in financing activities                        (1,168,556)     (2,421,342)
                                                                      ------------    ------------

NET INCREASE IN CASH                                                       107,380         355,297

CASH, BEGINNING OF YEAR                                                    391,085          35,788
                                                                      ------------    ------------

CASH, END OF YEAR                                                     $    498,465    $    391,085
                                                                      ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION - Cash paid for interest                                $    856,757    $    835,396
                                                                      ============    ============

See notes to financial statements.

GIBSON RANCH LIMITED LIABILITY COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


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

        Prior to January 1, 1996, the Company had recorded the initial contribution of land by Developers and AmPac at its agreed upon value in accordance with the Company's operating agreement. Generally accepted accounting principles require that the land be recorded at the lower of the members' cost basis or market value. Therefore, an increase of $1,687,651 has been made to members' equity and land at January 1, 1996.

2.      SIGNIFICANT ACCOUNTING POLICIES

        BALANCE SHEET PREPARATION--The operations of the Company involve a variety of real estate transactions and it is not possible to precisely measure the operating cycle of the Company. The balance sheet of the Company has been prepared on an unclassified basis in accordance with real estate industry practice.

        REVENUE RECOGNITION--Profits on the sale of real estate are recognized upon closing in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, when title has passed, the buyer has made a substantial commitment, the usual risks and rewards of ownership have been transferred to the buyer, and the collectibilty of the sales price is reasonably assured. Construction costs are generally allocated to lots using the specific identification method. Payments received from buyers prior to closing are recorded as deposits.

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

        The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As of December 31, 1997, no adjustments to reduce cost to fair value less estimated selling costs were required.

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

3.      INVENTORIES

        Inventories consist of the following as of December 31:

                                                       1997            1996

        Land under development                      $10,869,926    $ 13,198,066
        Land held for investment                        726,817         726,817
        Development and construction costs           13,755,706       9,240,426
        Model home furnishings and signs                398,584         292,016
                                                    -----------    ------------
          Total                                     $25,751,033    $23,457,325
                                                    ===========    ============

        Interest and finance costs capitalized were $1,248,846 and $544,922, including $239,409 and $240,072 to AmPac, during the years ended December 31, 1997 and 1996, respectively.

4.      DEPOSITS AND OTHER ASSETS

        Deposits and other assets consist of the following as of December 31:

                                               1997                  1996

        Refundable deposits                $  759,985            $ 757,783
        Other assets                          272,284              235,104
                                           ----------            ---------
          Total                            $1,032,269            $ 992,887
                                           ==========            =========

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following as of December 31:

                                                        1997             1996

        Accounts payable - trade                     $4,121,209      $ 2,271,864
        Special improvement district assessment         684,705          821,646
        Warranty reserve                                114,756           88,487
        Accrued interest due to AmPac                    57,972           34,001
                                                     ----------      -----------

               Total                                 $4,978,642      $ 3,215,998
                                                     ==========      ===========
6.      NOTES PAYABLE

        Notes payable consist of the following as of December 31:

                                                                                               1997                    1996
Note payable  to a bank,  monthly  installments  of  interest  only based on the bank's  prime  lending  rate (8.50% at  December  31,  1997),  due April 1999, secured by deed of trust and guaranteed
  by the members of Developers.                                                            $  461,448

Notes payable to a corporation,  monthly  installments of interest only at 12.5%
  through February 1998, due March 1998, secured
  by deed of trust and guaranteed by the members of Developers.                             1,830,649             $ 1,065,967

Revolving line of credit for $10,000,000 secured by deed of trust and guaranteed by the members of Developers. Bears
  interest at the prime (8.5% at December 31, 1997)
  rate plus 1.25% and matures April 30, 1999.                                               3,560,850

Notes  payable to banks,  monthly  installments  of  interest  only based on the bank's prime  lending rate (8.25% at December  31,  1996)  various  maturities through  October 1997,  secured by deeds of trust and guaranteed by Developers and the members of
  Developers.                                                                                                       2,537,937
                                                                                           ----------             -----------

          Total                                                                            $5,852,947             $ 3,603,904
                                                                                           ==========             ===========

        Scheduled maturities of notes payable for the years ending December 31, 1997, are as follows:

        1998                                                      $ 1,830,649
        1999                                                        4,022,298
                                                                  -----------

          Total                                                   $ 5,852,947
                                                                  ===========

        In accordance with the bank loan agreements, the Company is required to maintain a minimum tangible net worth of no less than $5,000,000 at all times. The Company is subject to certain other debt covenants which includes providing reviewed or audited financial statements by a certain date. Management believes the Company is in compliance with all covenants contained in its debt agreements at December 31, 1997.

7.      RELATED PARTY BALANCES AND TRANSACTIONS

        Developers made advances to and received payments from the Company for operating and development expenditures. Advances included in due to members were $10,633 and $268,768 at December 31, 1997 and 1996, respectively.

        The Company also has a $2,400,000 revolving line of credit agreement with AmPac and a $2,400,000 revolving line of credit agreement with Developers that may be drawn only after the AmPac line has been exhausted. The agreements have no stated repayment terms and accrue interest at 10 percent. The AmPac line is unsecured; the Developers line is secured by the land contributed by Developers. The balance included in due to members at December 31, 1997 and 1996, respectively, is $2,368,760 and $2,517,853 and is due to AmPac.

        The Company incurred management fees to its managing member totaling $600,000 for each of the years ended December 31, 1997 and 1996.

        AmPac's initial contribution of land was subject to its ability to obtain a release of a mortgage lien in favor of AmPac's creditors. In December 1994 an agreement regarding release of liens was consummated. Under the terms of this agreement, release amounts are distributed to a trustee upon sales of the Company's property for payment of AmPac's indebtedness. The release amounts paid by the Company are recorded as distributions to the members.