Form 10-Q/A
period 1997-12-31
AMERICAN PACIFIC CORP
filed 1998-07-22
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 3)

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
                                                     ------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                     For the Three Months Ended December 31,
                                  (Unaudited)



-------------------------------------------------------------------------------------------------
                                                                         1997             1996
-------------------------------------------------------------------------------------------------

Cash Used For Operating Activities                                $ (5,470,000)      $  (963,000)
                                                                  ---------------- --------------

Cash Flows Provided by (Used for) Investing Activities:
   Capital Expenditures                                               (969,000)         (912,000)
   Real estate equity investment capital activity                    1,713,000          (163,000)
                                                                  ---------------- --------------
Net Cash Provided by (Used For) Investing Activities                   744,000        (1,075,000)
                                                                  ---------------- --------------

Cash Flows From Financing Activities:
   Principal Payment on Debt                                        (1,166,000)
   Treasury Stock Acquired                                                              (156,000)
   Issuance of Common Stock                                                               70,000
                                                                  ---------------- --------------
Net Cash Used For Financing Activities                              (1,166,000)          (86,000)
                                                                  ---------------- --------------

Net Decrease in Cash and Cash Equivalents                           (5,892,000)       (2,124,000)
Cash and Cash Equivalents, Beginning of Period                      18,881,000        18,501,000
                                                                  ---------------- --------------
Cash and Cash Equivalents, End of Period                          $ 12,989,000       $16,377,000
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

6.          ASSET PURCHASE AGREEMENT

            On October 10, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") with Kerr-McGee. The Agreement contemplates that the Company will acquire intangible assets related to Kerr-McGee's production of AP.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities were $5.3 million and $1.0 million during the three-month periods ended December 31, 1997 and 1996, respectively. Cash flows from operating activities declined in the first quarter of fiscal 1998 principally as a result of changes in certain working capital balances, most notably a significant increase in receivables related to AP shipments in late December, 1997. Such receivables are scheduled to be collected in the second quarter of fiscal 1998. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.


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