Form 10-Q/A
period 1998-03-31
AMERICAN PACIFIC CORP
filed 1998-07-22
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A
                                (AMENDMENT NO. 3)

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

7.          ACQUISITION

            On March 12, 1998 (the "Closing Date"), the Company acquired, pursuant to a purchase agreement (the "Purchase Agreement") with Kerr-McGee, certain intangible assets related to Kerr-McGee's production of AP (the "Rights") for a purchase price of $39.0 million. Under the Purchase Agreement, the Company acquired an option (the "Option") to purchase all or any portion of the inventory of AP stored at Kerr-McGee's premises on the Closing Date, which is not owned by, or identified to a firm order from, a Kerr-McGee customer (the "Inventory"). The Option is exercisable from time to time within the 12 month period commencing on the Closing Date (the "Option Period"). The Acquisition did not include Kerr-McGee's production facilities (the "Production Facilities") and certain water and power supply agreements used by Kerr-McGee in the production of AP. Under the Purchase Agreement, Kerr-McGee ceased the production and sale of AP although the Production Facilities may continue to be used by Kerr-McGee for production of AP under certain limited circumstances described below. Under the Purchase Agreement, Kerr-McGee reserved a perpetual, royalty-free, nonexclusive license to use any of the technology forming part of the Rights as may be necessary or useful to use, repair or sell the Production Facilities (the "Reserved License").

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

            The Registrant has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Registrant apart from the overall benefit of the transaction that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Registrant as the sole North American supplier of AP. Since they have no independent value to the Registrant, the Registrant has assigned no value to an unidentified intangible consisting of the benefit referred to above. The
            Registrant intends to amortize the purchase price for the unidentified intangible over ten years, the length of the terms of pricing contracts with two principal AP customers referred to below.

            In connection with the Acquisition, the Registrant entered into an agreement with Thiokol Corporation ("Thiokol") with respect to the supply of AP through the year 2008. The agreement, which was contingent upon consummation of the Acquisition, provides that during its term Thiokol will make all of its AP purchases from the Registrant. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Registrant to all of its customers. The Registrant understands that, in addition to the AP purchased from the Registrant, Thiokol may use AP inventoried by it in prior years and AP recycled by it from certain existing rocket motors.

            In connection with the Acquisition, the Registrant also entered into an agreement with Alliant Techsystems Incorporated ("Alliant") to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Registrant during the term of the agreement as extended. Under this agreement Alliant agrees to use its efforts to cause the Registrant's AP to be qualified on all new and current programs served by Alliant's Bacchus Works.

8.          AGREEMENTS WITH AP CUSTOMERS

            In December 1997, in connection with the Acquisition, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, which was contingent upon consummation of the Acquisition, provides that during its term Thiokol will make all of its AP purchases from the Company. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with


                                     -12-A-
            the quantity of AP sold by the Company to all of its customers. The Company understands that, in addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years and AP recycled by it from certain existing rocket motors.

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