Form 10-K/A
period 1997-09-30
AMERICAN PACIFIC CORP
filed 1998-07-28
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K\A
                                (AMENDMENT NO. 5)

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

                                     PART II

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

Dated: July 27, 1998           AMERICAN PACIFIC CORPORATION
                                           (Registrant)



                                By:/s/ John R. Gibson
                                   -------------------------------------------
                                   John R. Gibson
                                   President & Chief Executive Officer



                                By:/s/ *
                                   -------------------------------------------
                                   David N. Keys
                                   Senior Vice President, Chief Financial
                                   Officer, Secretary and Treasurer, Principal
                                   Financial and Accounting Officer


* By: /s/ John R. Gibson
     -----------------------
     John R. Gibson
     Attorney-in-fact

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


Las Vegas, Nevada
July 10, 1998

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