Form 10-Q
period 1998-06-30
AMERICAN PACIFIC CORP
filed 1998-08-04
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


             X QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (D)
             -      OF THE  SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1998
                         COMMISSION FILE NUMBER 1-8137

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,249,537 AS OF JULY 31, 1998.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 12 of this Report on Form 10-Q.

ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
         ------------------------------------------------------------------
         Results of Operations
         ---------------------

         The information required by Item 303 of Regulation S-K is provided on pages 13 through 18 of this Report on Form 10-Q.



                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         None.

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



                                         AMERICAN PACIFIC CORPORATION



Date:  August 4, 1998                    /S/ JOHN R. GIBSON
                                         ------------------
                                         John R. Gibson
                                         Chief Executive Officer and President


Date:  August 4, 1998                    /S/ DAVID N. KEYS
                                         -----------------
                                         David N. Keys
                                         Executive Vice President,
                                         Chief Financial Officer,  Secretary
                                         and Treasurer; Principal Financial
                                         and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                          ENDED JUNE 30,                        ENDED JUNE 30,
                                                     1998               1997               1998                1997
-----------------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues                     $13,136,000        $12,767,000         $38,523,000         $30,545,000
Cost of Sales                                      9,047,000         10,434,000          26,282,000          25,542,000
                                                 ----------------------------------------------------------------------
  Gross Profit                                     4,089,000          2,333,000          12,241,000           5,003,000

Operating Expenses                                 2,361,000          2,304,000           6,791,000           6,936,000
                                                 ----------------------------------------------------------------------

Operating Income (Loss)                            1,728,000             29,000           5,450,000          (1,933,000)

Equity in Earnings of Real Estate
  Venture                                                                                   300,000             100,000

Net Interest and Other
Expense                                            1,514,000            202,000           2,977,000             735,000
                                                 ----------------------------------------------------------------------
Income (Loss) Before Credit
  for Income Taxes                                   214,000           (173,000)          2,773,000          (2,568,000)

Credit for Income Taxes                                                 (59,000)                               (875,000)
                                                 ----------------------------------------------------------------------
Net Income (Loss) Before
  Extraordinary Loss                                 214,000           (114,000)          2,773,000          (1,693,000)

Extraordinary Loss-Debt
  Extinguishment                                                                          5,005,000
                                                 ----------------------------------------------------------------------

Net Income (Loss)                                $   214,000        $  (114,000)        $(2,232,000)        $(1,693,000)
                                                 ----------------------------------------------------------------------

Basic Net Income (Loss) Per
  Share:

  Income (Loss) Before
    Extraordinary Loss                           $       .03        $      (.02)        $       .34         $      (.21)

  Extraordinary Loss                                                                    $      (.61)
                                                 ----------------------------------------------------------------------

  Net Income (Loss)                              $       .03        $      (.02)        $      (.27)        $      (.21)
                                                 ----------------------------------------------------------------------

Average Shares Outstanding                         8,250,000          8,098,000           8,184,000           8,098,000
                                                 ----------------------------------------------------------------------

Diluted Net Loss Per Share:

  Income (Loss) Before
    Extraordinary Loss                           $       .02        $      (.02)        $       .33         $      (.21)

  Extraordinary Loss                                                                    $      (.60)
                                                 ----------------------------------------------------------------------

  Net Income (Loss)                              $       .02        $      (.02)        $      (.27)        $      (.21)
                                                 ----------------------------------------------------------------------

Diluted Shares                                     8,563,000          8,098,000           8,384,000           8,098,000
                                                 ----------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



------------------------------------------------------------------------------------------------------------
                                                                JUNE 30,                       SEPTEMBER 30,
                                                                  1998                             1997
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                                   $27,731,000                       $18,881,000
  Accounts and Notes Receivable                                 6,031,000                         5,551,000
  Related Party Notes Receivable                                  565,000                           637,000
  Inventories                                                  13,864,000                        11,116,000
  Prepaid Expenses and Other Assets                             1,292,000                           979,000
                                                             ----------------------------------------------
     TOTAL CURRENT ASSETS                                      49,483,000                        37,164,000

Property, Plant and Equipment, Net                             19,515,000                        19,314,000
Intangible Assets, Net                                         39,286,000                         1,540,000
Development Property                                            7,003,000                         7,362,000
Real Estate Equity Investments                                 17,157,000                        20,248,000
Other Assets, Net                                               3,052,000                           873,000
Restricted Cash                                                 1,171,000                         3,580,000
                                                             ----------------------------------------------
     TOTAL ASSETS                                            $136,667,000                       $90,081,000
                                                             ----------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------
                                                                       JUNE 30,              SEPTEMBER 30,
                                                                         1998                     1997
----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities                           $ 11,023,000             $  7,519,000
  Current Portion of Long-Term Debt                                     1,171,000                6,166,000
                                                                     -------------------------------------
    TOTAL CURRENT LIABILITIES                                          12,194,000               13,685,000

  Long-Term Debt                                                       75,000,000               24,900,000
  Long-Term Payables                                                    1,794,000                2,376,000
                                                                     -------------------------------------
    TOTAL LIABILITIES                                                  88,988,000               40,961,000
                                                                     -------------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock                                       3,569,000                3,569,000

SHAREHOLDERS' EQUITY:
Common Stock                                                              840,000                  829,000
Capital in Excess of Par Value                                         79,341,000               78,561,000
Accumulated Deficit                                                   (34,939,000)             (32,707,000)
Treasury Stock                                                         (1,035,000)              (1,035,000)
Receivable from the Sale of Stock                                         (97,000)                 (97,000)
                                                                     -------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                         44,110,000               45,551,000
                                                                     -------------------------------------
                                                                     -------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $136,667,000             $ 90,081,000
                                                                     -------------------------------------

  See the accompanying Notes to Condensed Consolidated Financial Statements.>

                          AMERICAN PACIFIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                         FOR THE THREE-MONTHS                 FOR THE NINE-MONTHS
                                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                                     1998                1997                1998                1997
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used For)
  Operating Activities                              $ 8,916,000         $(1,153,000)        $  8,505,000        $ 5,190,000
                                                    -----------------------------------------------------------------------

Cash Flows Provided by (Used For)
   Investing Activities:
   Capital Expenditures                                (406,000)           (275,000)          (2,054,000)        (1,576,000)
   Payment for Acquisition of
     Intangible                                                                              (39,000,000)
   Real estate equity investment
     capital activity                                   360,000            (773,000)           3,091,000         (1,293,000)
                                                     ----------------------------------------------------------------------
Net Cash Used For
   Investing Activities                                 (46,000)         (1,048,000)         (37,963,000)        (2,869,000)
                                                     ----------------------------------------------------------------------

Cash Flows From
   Financing Activities:
   Principal Payments on Debt                                                                (31,166,000)        (6,168,000)
   Issuance of Senior Notes                                                                   75,000,000
   Premium Paid on Debt
     Extinguishment                                                                           (3,250,000)
   Debt Issue Costs                                    (360,000)                              (3,067,000)
   Issuance of Common Stock                             192,000                                  791,000             70,000
   Treasury Stock Acquired                                                                                         (156,000)
                                                     ----------------------------------------------------------------------
Net Cash Provided by (Used For)
   Financing  Activities                               (168,000)                              38,308,000         (6,254,000)
                                                     ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                   8,702,000          (2,201,000)           8,850,000         (3,933,000)
 Cash and Cash Equivalents,
   Beginning of Period                               19,029,000          16,769,000           18,881,000         18,501,000
 Cash and Cash Equivalents, End of                  -----------------------------------------------------------------------
   Period                                           $27,731,000         $14,568,000        $ 27,731,000         $14,568,000
                                                    -----------------------------------------------------------------------
Supplemental Disclosure of Cash
   Flow Information:
Interest Paid (net of amounts
   capitalized)                                     $                   $                  $  1,650,000         $   851,000
                                                    -----------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1997 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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


2.   NET INCOME (LOSS) PER COMMON SHARE

     During the first quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss before extraordinary loss during the three-month and nine-month periods ended June 30, 1997, diluted per share calculations are based upon average shares outstanding during these periods. Accordingly, the effect of stock options and warrants outstanding for 3,525,000 shares at June 30, 1997 was not included in diluted net loss per share calculations. Diluted net income (loss) per share amounts during the three-month and nine-month periods ended June 30, 1998 is determined considering the dilutive effect of stock options and warrants. The effect of stock options and warrants outstanding to purchase approximately 2,900,000 shares was not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 1998 as the average exercise price of such options and warrants was greater than the average price of the Company's common stock.

3.      INVENTORIES

        Inventories consist of the following:

                                          June 30,          September 30,
                                           1998                 1997
                                        -----------         -------------
        Work-in-process                 $ 8,982,000          $ 3,349,000
        Raw materials and supplies        4,882,000            7,767,000
                                        -----------          -----------
        Total                           $13,864,000          $11,116,000
                                        -----------          -----------

4.      COMMITMENTS AND CONTINGENCIES

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

        The Notes mature on March 1, 2005. Interest on the Notes will be paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, commencing September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. Management believes the Company has complied with these limitations and restrictions. Under the Indenture, the Company was obligated to exchange the Notes for identical notes registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, within a specified period of time set forth in the Indenture. In April 1998 the Company filed a Form S-4 registration statement with the Commission for the purposes of effecting this exchange. The registration statement was declared effective by the Commission on July 29, 1998, with the consummation of the exchange scheduled for August 28, 1998.

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

        The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. Since they have no independent value to the Company, the Company has assigned no value to an unidentified intangible consisting of the benefit referred to above. The Company intends to amortize the purchase price for the unidentified intangible over ten years, the length of the terms of pricing contracts with two principal AP customers referred to below.

        In connection with the Acquisition, the Company entered into an agreement with Thiokol Corporation ("Thiokol") with respect to the supply of AP through the year 2008. The agreement, which was contingent upon consummation of the Acquisition, provides that during its term Thiokol will make all of its AP purchases from the Company. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. The Company understands that, in addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years and AP recycled by it from certain existing rocket motors.

        In connection with the Acquisition, the Company also entered into an agreement with Alliant Techsystems Incorporated ("Alliant") to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works.

8.      REAL ESTATE EQUITY INVESTMENTS

        The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and nine-month periods ended June 30, 1998 were as follows:


                                     Three-Month        Nine-Month
                                    Period Ended       Period Ended
                                    June 30, 1998      June 30, 1998
                                    -------------      -------------

        Income Statement:
           Revenues                  $ 7,509,000        $23,289,000
           Gross Profit                  849,000          3,446,000
           Operating Expenses            382,000          1,123,000
           Net Income                $   473,000        $ 2,334,000

        Balance Sheet:
           Assets                    $27,116,000        $27,116,000
           Liabilities                13,196,000         13,196,000
           Equity                    $13,919,000        $13,919,000

        GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of Notes and accounts payable. Inventories were $25,039,000 at June 30, 1998.

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

SALES AND OPERATING REVENUES.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 63% and 49% of revenues during the nine-month periods ended June 30, 1998 and 1997, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 23% and 27% of revenues during the nine-month periods ended June 30, 1998 and 1997, respectively. The Company has incurred significant operating losses in its sodium azide operation during the last three fiscal years. Although the Company has achieved significant gains in market share that appear to relate to an anti-dumping petition filed by the Company against three Japanese sodium azide producers and the resulting suspension agreement, the Company believes that these factors were fully incorporated into the market by the end of fiscal 1997. The Company's evaluation of the sodium azide market indicated that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets and, as a result, the Company recognized an impairment charge with respect to those assets of $52.6 million in the fourth quarter of fiscal 1997. Depreciation expense is expected to decrease annually by approximately $4.0 million as a result of the impairment charge.

In June and July of this year, shipments of sodium azide were negatively impacted by the recent labor strike at certain General Motor's ("GM") facilities. Although this strike has recently been reported to have been settled, the Company is unable to predict the impact this strike may have on its sodium azide operations in the future.

Sales of Halotron amounted to approximately 3% and 5% of revenues during the nine-month periods ended June 30, 1998 and 1997, respectively. Halotron is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 6% and 12% of revenues during the nine-month periods ended June 30, 1998 and 1997, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 5% and 7% of revenues during the nine-month periods ended June 30, 1998 and 1997, respectively. It is currently anticipated that sales of this segment will be adversely affected in fiscal 1999 by the continuing adverse economic developments and conditions in the Company's foreign markets (particularly Asian markets).

COST OF SALES.  The principal elements comprising the Company's cost of sales
--------------
are raw materials, electric, power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials.

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

INCOME TAXES.  The Company's effective income tax rates were 0% during the three
------------
and nine-month periods ended June 30, 1998 and 34% during the three and nine-month periods ended June 30, 1997. The Company's effective income tax rate decreased to 17% for the entire 1997 fiscal year as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

NET INCOME (LOSS).  Although the Company's net income (loss) and diluted net
-----------------
income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
(i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

SALES AND OPERATING REVENUES.  Sales increased $0.3 million, or 3% during the
----------------------------
three months ended June 30, 1998 to $13.1 million from $12.8 million in the corresponding period of the prior year. This increase was attributable to increased sales of specialty chemicals. Such increase was partially offset by decreases in environmental protection equipment and real estate sales. Perchlorate chemical sales increased approximately $4.6 million principally as a result of the consummation of the Acquisition. Real estate sales decreased approximately $3.2 million due to the fact that a significant land sale closed in the third quarter of fiscal 1997. Environmental protection equipment sales decreased approximately $0.5 million due principally to the timing of shipment of certain equipment.

COST OF SALES.  Cost of sales decreased $1.4 million, or 13% in the three months
-------------
ended June 30, 1998 to $9.0 million from $10.4 million in the corresponding period of the prior year. Such decrease was principally due to decreases in sodium azide and real estate costs offset by an increase in costs associated with perchlorate operations. The decrease in sodium azide cost of sales was attributable to a reduction in depreciation expense as a result of the sodium azide charge referred to above. The increase in perchlorate costs was due to increased volumes. As a percentage of sales, cost of sales decreased in the three months ended June 30, 1998 to 69% as compared to 82% in the corresponding period of the prior year. This decrease was due principally to the increase in perchlorate sales volume and the reduction in sodium azide related depreciation expense.

OPERATING EXPENSES.  Operating (selling, general and administrative) expenses
-------------------
increased $0.1 million, or 2%, in the three months ended June 30, 1998 to $2.4 million from $2.3 million in the corresponding period of 1997.

NET INTEREST EXPENSE.  Net interest and other expense increased to $1.5 million
--------------------
in the three months ended June 30, 1998 from $0.2 million in the corresponding period of the prior year as a result of the cessation of interest capitalization on the Company's Ventana Canyon residential joint venture project and the issuance of the Notes in March 1998.

EQUITY IN EARNINGS OF REAL ESTATE VENTURE.  The Company's share of equity in its
-----------------------------------------
Ventana Canyon joint venture was $0 million during the three-month periods ended June 30, 1998 and 1997. The joint venture has historically operated at or near a break-even point on residential activity and generated net income on sales of improved land (see below).

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

SALES AND OPERATING REVENUES.  Sales increased $8.0 million, or 26%, during the
----------------------------
nine months ended June 30, 1998 to $38.5 million from $30.5 million in the corresponding period of the prior year. The increase was principally due to increased sales of specialty chemicals. Such increase was partially offset by a decrease in real estate sales. Perchlorate chemical sales increased approximately $9.6 million primarily as a result of the pending and ultimate consummation of the Acquisition. Real estate sales decreased approximately $1.2 million due to a difference in the timing and magnitude of land closings.

COST OF SALES.  Cost of sales increased $0.8 million, or 3%, in the nine months
-------------
ended June 30, 1998 to $26.3 million from $25.5 million in the corresponding period of the prior year. The increase in cost of sales was primarily due to increases in perchlorate sales volume. As a percentage of sales, cost of sales decreased in the nine months ended June 30, 1998 to 69% as compared to

84% in the corresponding period of the prior year. The decrease was primarily attributable to the increase in perchlorate sales volume and a reduction in depreciation expense as a result of the sodium azide impairment charge referred to above. Cost of sales is expected to increase by approximately $4.0 million annually as a result of the amortization of capitalized Acquisition costs.

OPERATING EXPENSES.  Operating expenses were $6.8 million during the nine-month
------------------
period ended June 30, 1998 compared to $6.9 million in the corresponding period of the prior year.

NET INTEREST EXPENSE.  Net interest and other expense increased to $3.0 million
--------------------
in the nine months ended June 30, 1998 from $0.7 million in the corresponding period of the prior year as a result of the cessation of interest capitalization on the Company's Ventana Canyon residential joint venture project and the issuance of the Notes in March, 1998. Interest expense will increase significantly in future periods as a result of the issuance of the Notes. (See
Note 6 of Notes to Condensed Consolidated Financial Statements.)

EQUITY IN EARNINGS OF REAL ESTATE VENTURE.  The Company's share of equity in its
-----------------------------------------
Ventana Canyon joint venture was $0.3 million and $0.1 million during the nine months ended June 30, 1998 and 1997. The increase in the equity in earnings of Ventana Canyon relates principally to the sale of improved land to an outside developer in the first quarter of fiscal 1998.

SEGMENT OPERATING INCOME (LOSS).  Operating income (loss) of the Company's
--------------------------------
industry segments during the nine-month periods ended June 30, 1998 and 1997 was as follows:

                                                               1998                          1997
                                                           ----------                    -----------
Specialty chemicals                                        $3,882,000                    $(3,433,000)
Environmental protection equipment                             36,000                       (352,000)
Real Estate                                                 1,155,000                      1,630,000
                                                           ----------                    -----------
          Total                                            $5,073,000                    $(2,155,000)
                                                           ==========                    ===========

The increase in operating income in the Company's specialty chemical industry segment was attributable to the increase in perchlorate sales in the second and third quarters of fiscal 1998 referred to above and a decrease in depreciation expense associated with sodium azide operations as a result of the impairment charge discussed above. The increase in environmental protection equipment segment operating income was primarily due to improved margins. The decrease in real estate segment operating income was attributable to a decrease in sales from $3.7 million during the nine months ended June 30, 1997 to $2.4 million during the same period in 1998.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or nine-month periods ended June 30, 1998 or 1997. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. Through June 30, 1998, the Company has incurred approximately $3.1 million in costs associated with the issuance of the Notes. In connection with the Azide Notes repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million.

Cash flows provided by operating activities were $8.5 million and $5.2 million during the nine-months ended June 30, 1998 and 1997, respectively. Cash flows from operating activities increased in the first nine months of fiscal 1998 principally as a result of increased sales and margins in the Company's perchlorate operations. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $2.1 million during the nine months ended June 30, 1998 compared to $1.6 million during the same period last year. Capital expenditures are budgeted to amount to approximately $2.5 million in fiscal 1998 and relate principally to specialty chemical segment capital improvement projects.

During the three-month and nine-month periods ended June 30, 1998, the Company received cash of approximately $0.4 million and $3.1 million, respectively, relating to the return of capital invested in the Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

       1. (a) Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the Department of Defense or NASA that would cause a continued decrease in demand for AP,
               (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition and the possible termination of such agreement and the continued impact of the GM labor strike, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron, (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases.

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

       8. The results of the Company's periodic review of impairment issues under the provisions of SFAS No. 121.

       9. The dependence upon a single facility for the production of most of the Company's products.