Form 10-K
period 1998-09-30
AMERICAN PACIFIC CORP
filed 1998-12-14
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1998
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

               YES     X                              NO
                   ---------                             ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1998, was approximately $54.3 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 1, 1998 was 8,217,137.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for 1999 Annual Meeting of Stockholders to be filed not later than January 28, 1999 (Part III hereof).

  S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 1997, 1995, 1994 and 1993; S-2 Registration Statement (33-36664); Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998; S-8 Registration Statement (33-52898); S-3 Registration Statement (33-52196); S-8 Registration Statement (333-53449); S-4 Registration Statement (333-49883) and Current Reports on Forms 8-K dated February 28, 1992 and February 19, 1998; (all incorporated by reference in Part IV hereof).

                                    PART I

ITEM 1. BUSINESS
----------------

  American Pacific Corporation (the "Company") is principally engaged in the production of a specialty chemical, ammonium perchlorate ("AP"), which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. AP is employed in the Space Shuttle, the U.S. military's Titan missile, the Delta family of commercial rockets and most other solid fuel rocket motors. AP customers include contractors of the National Aeronautics and Space Administration ("NASA"), the Department of Defense ("DOD") and certain commercial rocket programs used to launch satellites for communication, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring.

  The Company also produces a variety of other specialty chemicals and environmental protection equipment for niche applications, including: (i) sodium azide, used in the inflation of automotive airbags; (ii) Halotron(TM) products, used to extinguish fires; and (iii) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater. In addition, the Company has interests in two real estate assets in the Las Vegas, Nevada area, consisting of approximately 100 acres of undeveloped land in an industrial park and a 50% interest in a master-planned residential community on approximately 320 acres.

  On March 12, 1998, the Company sold $75.0 million principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee Chemical Corporation ("Kerr-McGee") described below and repurchased the remaining $25.0 million principal amount outstanding of subordinated secured notes (the "Azide Notes").

  The Company is a party to agreements with Dynamit Nobel A.G., of Germany ("Dynamit Nobel") relating to the production and sale of sodium azide, the principal component of a gas generant used in automotive airbag systems. Dynamit Nobel licensed to the Company, on an exclusive basis for the North American market, its technology and know-how in the production of sodium azide, and provided technical support for the design, construction and start-up of the Company's sodium azide facility. The Company commenced commercial sales of sodium azide in fiscal 1994. In January 1996, the Company filed an antidumping petition with the United States International Trade Commission ("ITC") and the United States Department of Commerce ("Commerce") in response to the unlawful pricing practices of Japanese producers of sodium azide. In the fourth quarter of fiscal 1997, the Company recognized an impairment charge of $52.6 million relating to the fixed assets used in the production of sodium azide. See "Sodium Azide - Market" and "Sodium Azide - Competition."

  In February 1992, the Company acquired (by exercise of an option previously granted to it) the worldwide rights to Halotron(TM), a fire suppression system that includes chemical compounds and application technology intended to replace halons, which have been found to be ozone layer-depleting chemicals. Halotron(TM) has applications as a fire suppression agent for military, commercial and industrial uses.

  See Note 13 to Notes to Consolidated Financial Statements of the Company for information concerning revenues, operating profits and identifiable assets of the Company's industry segments and for financial information about domestic operations and export sales. The Company's perchlorate chemical operations accounted for approximately 67%, 52% and 51% of revenues during the years ended September 30, 1998, 1997 and 1996, respectively. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation .

SPECIALTY CHEMICALS

STRATEGY

  The Company's strategy is to become the leading world-wide producer of AP and to apply the technology and expertise gained over 30 years in the production of AP to other activities, such as sodium azide and Halotron(TM), perchlorate chemicals other than AP, and additional specialty chemical business opportunities, and to its environmental protection equipment business. Upon consummation of the Acquisition, the Company effectively became the only North American producer of AP. The Company's strategy has been to use its proven technologies and target growing markets to produce and sell its specialty chemicals for which there is perceived demand. Where feasible, the Company may endeavor to gain access to additional technologies and markets by cooperative arrangements with others to which it can contribute its operating and management expertise. The Company regularly evaluates business opportunities that are presented to it.

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

  The Company has supplied AP for use in space exploration programs for over 30 years beginning with the Titan program in the early 1960s. Today, its principal space exploration customers are Thiokol Propulsion, a division of Cordant Technologies Inc. ("Thiokol") for the Space Shuttle Program, and Alliant Techsystems, Inc. ("Alliant") for the Delta family of commercial rockets and the Titan program. The Company's AP is also used in expendable rockets that launch satellites for communications, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring. The Company is a qualified supplier of AP to a number of defense programs, including the Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs.

  Demand for AP has declined steadily over the past five years but appears to have leveled off recently on a worldwide basis at approximately 20.0 to 25.0 million pounds annually. Supply capacity was substantially in excess of these demand levels. In an attempt to rationalize the AP industry, the Company consummated the Acquisition with Kerr-McGee. See "Ammonium Perchlorate - Kerr-McGee Acquisition."

CUSTOMERS

  Prospective purchasers of AP consist principally of contractors in programs of NASA and the DOD. As a practical matter, the specialized nature of the activities of these contractors restricts entry by others into competition with them. Therefore, there are relatively few potential customers for AP, and individual AP customers account for a significant portion of the Company's revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors, although historically sales to foreign agencies and their contractors have not accounted for significant percentages of AP sales. See "Competition."

  Thiokol accounted for 39%, 35%, and 47% of the Company's revenues during fiscal 1998, 1997 and 1996, respectively. Alliant accounted for approximately 16% and 10% of the Company's revenues during fiscal 1998 and 1997, respectively.

  Old Thiokol Agreement

  During the seven-year period ended September 30, 1996, the Company's sales to Thiokol were governed by agreements with Thiokol that assured the Company of certain minimum AP revenue over that period (revenues in respect of 5.0 million pounds quarterly, 20.0 million pounds annually and 140.0 million pounds over the seven-year period). Those agreements provided for the Company to receive revenues from sales of AP of approximately $20.0 million during the fiscal year ended September 30, 1996. Such agreements expired on September 30, 1996.

  New Thiokol Agreement

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

  Alliant Agreement

  In connection with the Acquisition, the Company entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works.

BACKLOG

  As of November 30, 1998, the Company had a backlog of approximately $35.9 million for delivery of AP. Approximately $30.0 million of such backlog is deliverable in fiscal 1999.

MANUFACTURING CAPACITY AND PROCESS

  Production of AP at the Company's current manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of AP annually and is readily expandable to 40.0 million pounds annually. AP produced at the facility and propellants incorporating such AP have qualified for use in all NASA and DOD programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman and Delta programs.

  The Company's AP facility is designed to site particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of the Company's AP customers, insurance carriers and governmental authorities.

  AP is manufactured by electrochemical processes using the Company's proprietary technology. The principal raw materials used in the manufacture of AP (other than electrical energy) are salt, ammonia and hydrochloric acid. All of the raw materials used in the AP manufacturing process are available in commercial quantities, and the Company has had no difficulty in obtaining necessary raw materials. In addition, the Company is a party to an agreement with Utah Power & Light Company for its electrical requirements at its AP facility. Prices paid by the Company for raw materials have been relatively stable, with no discernible long-term price fluctuations. The Company's agreement with Utah Power & Light provides for the supply of power for a minimum 10-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. The Company is in the process of negotiating for its expected power requirements beyond 1998. The Company's AP production requires substantial amounts of electric power.

COMPETITION

  Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP. The Company is aware of production capacity for AP at a plant in France and a plant in Japan. Although the Company has limited information with respect to these plants, the Company believes that these foreign AP producers operate low volume, high cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, the Company believes that the rigorous NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing an AP facility, and the Company's established relationships with key customers constitute significant hurdles to entry for prospective competitors.

KERR-MCGEE ACQUISITION

  On March 12, 1998 (the "Closing Date"), the Company acquired, pursuant to a purchase agreement (the "Purchase Agreement") with Kerr-McGee, certain intangible assets related to Kerr-McGee's production of AP (the "Rights") for a
purchase price of $39.0 million.   Under the Purchase Agreement, the Company
acquired an option (the "Option") to purchase all or any portion of the inventory of AP stored at Kerr-McGee's premises on the Closing Date, which is not owned by, or identified to a firm order from, a Kerr-McGee customer (the "Inventory"). The Option is exercisable from time to time within the 12 month period commencing on the Closing Date (the "Option Period"). The Acquisition did not include Kerr-McGee's production facilities (the "Production Facilities") and certain water and power supply agreements used by Kerr-McGee in the production of AP. Under the Purchase Agreement, Kerr-McGee ceased the production and sale of AP, although the Production Facilities may continue to be used by Kerr-McGee for production of AP under certain limited circumstances described below. Under the Purchase Agreement, Kerr-McGee reserved a perpetual, royalty-free, nonexclusive license to use any of the technology forming part of the Rights as may be necessary or useful to use, repair or sell the Production Facilities (the "Reserved License").

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

  The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. Since they have no independent value to the Company, the Company has assigned no value to the Rights and assigned the entire pruchase price to an unidentified intangible asset. The Company is amortizing the purchase price for the unidentified intangible over ten years, the length of the terms of the pricing agreements with its two principal AP customers referred to above.

FINANCING

  On March 12, 1998 the Company sold $75.0 million in Notes. A portion of the net proceeds ($39.0 million) was used to effect the Acquisition. The Notes mature on March 1, 2005. Interest on the Notes will be paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, which commenced September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and
(iii) limitations on restricted payments such as dividends, stock repurchases and investments. Management believes the Company has complied with these limitations and restrictions. Under the Indenture, the Company was obligated to exchange the Notes for identical notes registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, within a specified period of time set forth in the Indenture. In April 1998 the Company filed a Form S-4 registration statement with the Commission for the purposes of effecting this exchange. The registration statement was declared effective by the Commission on July 29, 1998 and the exchange offer was consummated on August 28, 1998. In September 1998, the Company repurchased and retired $5.0 million principal amount of the Notes.

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

SODIUM AZIDE

SODIUM AZIDE FACILITY

  In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel has licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in certain automotive airbag safety systems. In addition, Dynamit Nobel provided technical support for the design, construction and startup of the facility. The facility was constructed on land owned by the Company in Iron County, Utah for its owner and operator, American Azide Corporation ("AAC"), a wholly-owned indirect subsidiary of the Company, and has an annual design capacity of 6.0 million pounds.

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

FINANCING

  On February 21, 1992, the Company concluded a $40.0 million financing for the design, construction and startup of the sodium azide facility through the sale of the Azide Notes. As described above, on March 12, 1998, the Company repurchased the remaining $25.0 million principal amount outstanding of the Azide Notes with funds obtained through the issuance of the Notes. In conjunction with the original Azide Notes the Company had issued Warrants ("the Warrants") to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of the Company's Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that the Company issues or is deemed to issue stock, rights to stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of stock splits, mergers or similar transactions. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

  On December 31, 1999, holders of the Warrants have the right to put to the Company as much as one-third thereof at a price determined by the Company's diluted earnings per share and a multiple of 11, but the Company's obligation in such respect is limited to $5.0 million. Such put right may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% per annum internal rate of return to the date of the put (inclusive of the Azide Notes' yield). On or after December 31 of each of the years 1998 and 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered under the Securities Act of 1933, as amended, on one occasion, as well as certain incidental registration rights.

MARKET

  A number of firms have devoted extensive efforts for at least 25 years to the development of automotive airbag safety systems. These efforts have resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that initially was based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. Therefore, most of all the commercially developed automotive airbag systems installed to date incorporate inflation technology based on the use of the sodium azide, although other inflator technologies have been developed and are rapidly gaining market share.

  The Company expects demand for airbag systems in North America and worldwide to increase over the next 10 years. However, the level of demand for sodium azide will depend, in part, upon the penetration of competing inflator technologies that are not based upon the use of sodium azide. Based principally upon market information received from inflator manufacturers, the Company expects sodium azide use to decline significantly and that inflators using sodium azide will ultimately be phased out.

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

  The Company believes that the price erosion of sodium azide has been due, in part, to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

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

CUSTOMERS

  In May 1997 the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The current estimated sales value of the agreement is approximately $30.0 million over the three-year period. The actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, that will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the agreement. The Company is also qualified to supply sodium azide to TRW, the other major supplier of airbag inflators in the United States, but TRW's requirements are supplied by competitors of the Company.

COMPETITION

  According to public announcements, a Canadian facility recently ceased the production of commercial quantities of sodium azide. The Company believes that competing production capacity currently operating includes Dynamit Nobel in Germany, one producer in Japan and at least three producers in India. In addition, idle capacity is available and it is possible that domestic or foreign entities will seek to develop additional sodium azide production facilities in North America. However, the Company believes that the reduced level of demand for the product makes this unlikely.

  The Company has incurred significant losses in its sodium azide operations. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above. However, even though performance improved, management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that it intended to be in the market with this new technology by model year 1999. In addition, although the Company had achieved significant gains in market share that appeared to relate to the Company's anti-dumping petition and the Suspension Agreement, management believed that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continued to exist, during the fourth quarter of fiscal 1997, management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997. (See Note 14 to Notes to Consolidated Financial Statements of the Company.)

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

HALOTRON(TM)

  Halotron(TM) is a fire suppression system designed to replace halons, which are chemicals currently in wide use as fire suppression agents in military, industrial, and commercial applications. The impetus for the invention of Halotron(TM) was the discovery during the 1980s that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation.

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

CUSTOMERS AND MARKET

  The end-user market for halons and consequently, Halotron(TM), is divided into several segments. The government segment consists of the armed services and other agencies, including the Department of Energy, NASA and governmental offices, laboratories and data processing centers. Historically, military applications have predominated in this segment, and it is the military that has taken the lead in research for halon replacements, both in streaming and in flooding applications. It will be critical to the Company's efforts to market Halotron(TM) to the military that military specifications for the procurement of halon replacements include Halotron(TM). The Company is not aware of any military specifications for halon replacements that have been issued to date.

  Commercial market segments include fire critical industries such as utilities, telecommunications firms, the oil and gas exploration and production industry, lumbering, ocean transport and commercial aviation. Other market segments include other business organizations and small users that typically follow selections made by the industry users described above.

  Halotron(TM) I, the first phase of Halotron(TM), has been extensively and successfully tested. Halotron(TM) I is designed to replace halons in streaming and in limited flooding applications. Halotron(TM) II is intended to replace halons in flooding applications. Succeeding Halotron(TM) phases, if designed, will be intended to supersede earlier Halotron(TM) phases, generally on an optimized application by application basis, and will be intended to meet more strict environmental constraints expected to be applied in the future.

  The Company's efforts to produce, market and sell Halotron(TM) I and Halotron(TM) II are dependent upon the political climate and environmental regulations that exist and may vary from country to country. The magnitude of future orders received, if any, will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions, governmental budgetary constraints and the ultimate market acceptance of these new products.

  In 1993, Halotron(TM) I was approved by the United States Environmental Protection Agency (the "EPA") as a replacement agent for Halon 1211 (the principal halon currently in use). During 1995, the Federal Aviation Administration ("FAA") approved Halotron(TM) I as an acceptable airport firefighting agent, concluding that Halotron(TM) I will suppress or extinguish fire in the same manner as halon.

  The Company, together with Buckeye Fire Equipment Company, has successfully completed Underwriters Laboratories' ("UL") fire tests for six sizes of portable fire extinguishers using Halotron(TM) I. Domestic distribution of the Buckeye Halotron(TM) extinguisher line began in early 1996. In May 1998, Amerex Corporation ("Amerex") began distribution of a line of UL listed portable fire extinguishers using Halotron(TM) I. In June 1998, Badger Fire Protection, Inc. ("Badger") also began distribution of a line of UL listed portable fire extinguishers using Halotron(TM) I. With the addition of these two OEM's the Company now has three major fire extinguisher companies manufacturing and distributing UL listed portable fire extinguishers using Halotron(TM) I. The Company is also marketing Halotron(TM) I to other fire extinguisher manufacturers.

  In August 1997, the Company completed a study which concluded that the market for halon substitutes anticipated by the Company when it entered into the Halotron(TM) business in 1992 has not materialized and that the market for "clean gas" substitutes for Halon 1211 would remain substantially smaller than the peak use in 1988. Although the study also concluded that the Company's Halotron(TM) product could command a significant percentage of this smaller than anticipated market, there can be no assurance in that regard. In order for the Company to achieve and maintain market share for Halotron(TM) and a long term presence in the industry, it may be necessary for the Company to expend considerable additional funds and effort in research and development. Although current Halotron(TM) phases have an Ozone Depletion Potential ("ODP") that is significantly lower than that of halons and that meets current environmental standards, potential users of halon replacements may eventually require a product with zero ODP. Environmental standards may also be expected to mandate this result. Accordingly, the product life of current Halotron(TM) phases may be limited, and the Company may be required to produce succeeding Halotron(TM) phases that can meet increasingly stringent standards. There can be no assurance that such phases will be capable of production or that a competitor or competitors will not develop fire suppression agents with comparable or superior qualities.

COMPETITION

  Potential halon alternatives and substitutes will compete as to performance characteristics, environmental effects and cost. Performance characteristics include throwability, visibility after application, after-fire damage, equipment portability and versatility, low temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP, global warming potential and toxicity. Potential halon substitutes include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire suppressing chemicals and systems and will have greater financial resources than those available to the Company. In 1996, Dupont introduced a new alternative fire extinguishing agent called FE-36(TM), which is intended to replace Halon 1211. The Company has limited information with respect to this agent, but understands that the EPA's Significant New Alternatives Policy approval is currently pending. Dupont claims that FE-36(TM) meets application, performance, toxicity and environmental standards as a Halon 1211 replacement. The Company expects that there will be several competitive products in the same market as Halotron(TM) II, a product offered by the Company as a replacement for Halon 1301. In addition, there are currently no domestic use restrictions on halon, so that potential customers for halon substitutes may continue to use existing halon-based systems in their possession until the supply is exhausted, which is believed to be a substantial period of time for some users.

HALOTRON(TM) AGREEMENT

  On August 30, 1991, the Company entered into an agreement (the "Halotron(TM) Agreement") with Jan Andersson and AB-Bejaro Product, granting the Company the option (which was exercised in February, 1992) to acquire the exclusive worldwide rights to manufacture and sell Halotron(TM). The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM) I (see below), which, together with testing performed at independent laboratories in Sweden and the United States and consulting services that have been provided by its inventors, was intended to enable the Company to evaluate Halotron(TM) I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden. On February 26, 1992, the Company acquired the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $700,000 (the exercise price of $1,000,000, less advance payments previously made) and became obligated to pay the further sum of $1,500,000 in monthly installments of $82,000, commencing in March 1992. The license agreement between the Company and the inventors of Halotron(TM) I provide for a royalty to the inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years (however, see below for a discussion of certain litigation that terminated the inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with Mr. Andersson and AB-Bejaro Product under which, among other things, Halotron(TM) II has been developed.

  See Note 15 to Notes to Consolidated Financial Statements of the Company for a discussion of litigation associated with the Halotron(TM) Agreement.

HALOTRON(TM) FACILITY

  The Company has designed and constructed a Halotron(TM) facility that has an annual capacity of at least 6.0 million pounds, located on land owned by the Company in Iron Country, Utah. Under the Halotron(TM) Agreement, the Company received the technical support of the inventors for the design, construction and operation of the new facility.

REAL ESTATE ASSETS

  The Company has interests in two real estate assets under development in Clark County, Nevada: the Gibson Business Park and the Ventana Canyon joint venture residential project. The Company also owns 4,700 acres of land at the site of its facility in Iron County, Utah that are dedicated to the Company's potential growth and diversification.

  At September 30, 1998, the Company owned approximately 100 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. The Company's land is held for sale.

  Ventana Canyon is a 320 acre master-planned community under development near Las Vegas, Nevada. The community is primarily residential in character, contemplating single family detached homes, townhomes and apartment buildings. The project is owned by Gibson Ranch Limited Liability Company ("GRLLC"), to which the Company has contributed approximately 240 acres and an unrelated local real estate development group (the "Developer") has contributed the remaining 80 acres. The Developer is the managing member of GRLLC and manages the business conducted by GRLLC. Certain major decisions, such as increasing debt and changes in the development plan or budget may be made only by a management committee on which the Company is represented. The property contributed by the Company had a carrying value of approximately $12.3 million at the date of contribution in 1993.

  The Company provides financing to the project under two revolving credit facilities: (i) a $2.4 million facility with GRLLC (the "GRLLC Facility") and
(ii) a $1.7 million facility with the Developer (funds under which the Developer is required to advance to GRLLC) (the "Developer Facility"). As of September 30, 1998, all of the funds had been advanced under the GRLLC Facility and none were outstanding under the Developer Facility. The credit facilities remain in effect until the property is fully developed. The profits and losses of GRLLC will be split equally between the Company and the Developer after the return of the advances and agreed upon values for initial contributions of property. The Company believes that development of the property will be completed in approximately three to four years, although no assurance can be given in this regard, and that most of the cash flow that may be generated by the project will be received at or near the end of the development process.

ENVIRONMENTAL PROTECTION EQUIPMENT

  The Company designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. Its OdorMaster(TM) systems eliminate odors from gases at sewage treatment plants, composting sites and pumping stations and at chemical, food processing and other industrial plants. These systems, which use electrochemical technology developed in the Company's specialty chemical operations, chemically deodorize malodorous compounds in contaminated air. Advanced OdorMaster(TM) systems place two or three scrubber towers in series to treat complex odors, such as those produced at sewage composting sites or in sewage sludge conditioning systems. ChlorMaster(TM) Brine and Sea water systems utilize a similar process to disinfect effluent at inland sewage treatment and industrial plants and to control marine growths in condenser cooling and service water at power and desalination plants and at oil drilling production facilities on seacoasts and offshore.

  The Company's customers for its OdorMaster(TM) System are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Oil and other industrial companies are customers of its ChlorMaster(TM) systems. Its systems are marketed domestically by sales representatives and overseas by sales representatives and licensees. The Company competes both with companies that utilize other decontamination processes and those that utilize technology similar to the Company's. All are substantially larger than the Company. The Company's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees.

  At September 30, 1998, the backlog for environmental protection equipment was $1.6 million.

RESEARCH AND DEVELOPMENT

  The Company's existing laboratory facilities are located on the premises of the Company's perchlorate production activities and are used to support those activities and its sodium azide and Halotron(TM) production activities. The Company conducts research and development programs directed toward enhancement of product quality and performance and the development of complementary or related products at these facilities.

INSURANCE

  The Company's insurance currently includes property insurance at estimated replacement value on all of its facilities and business interruption insurance. The Company also maintains liability insurance. Management believes that the nature and extent of the Company's current insurance coverages are adequate. The Company has not experienced difficulty obtaining these types and amounts of insurance.

GOVERNMENT REGULATION

  As a supplier to United States government projects, the Company has been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of the Company's contracts for the sale of AP are in whole or in part subject to the Federal Acquisition Regulations. The Company's AP costs have been and may be audited by its customers and by government audit agencies such as the United States Defense Contract Audit Agency. To date, such audits have not had a material effect on the Company's results of operations or financial position.

ENVIRONMENTAL REGULATION

  The Company's operations are subject to extensive federal, state and local regulations governing, among other things, emissions to air, discharges to water and waste management. Management believes that the Company is currently in compliance in all material respects with all applicable environmental, safety and health requirements and does not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of the Company's manufacturing plants entails risk of adverse environmental and health effects and there can be no assurance that material costs or liabilities will not be incurred to rectify any future occurrences related to environmental or health matters.

  The Southern Nevada Water Authority has detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near the Company's real estate development property in Henderson, Nevada. Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. The Company manufactured AP at a facility on the Henderson site until the facility was destroyed in the May 1988 incident, described below, after which the Company relocated its AP production to its current facilities in Iron County, Utah. Kerr-McGee for many years operated an AP production facility at a site near the Company's Henderson property. The Water Authority's testing showed concentrations of 8 to 11 parts per billion (ppb) in drinking water. In response to this discovery, the Company has engaged environmental consultants to drill test wells in order to evaluate ground water at and in the vicinity of the Henderson site. The results of the Company's tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 600,000 ppb at certain wells. It has been reported that levels as high as 3.7 million ppb have been detected at a well at the Kerr-McGee site. The State of California has adopted a preliminary standard of 18 ppb for perchlorate levels in drinking water, but there are currently no federal or State of Nevada standards for acceptable levels of perchlorate in ground water or drinking water. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of perchlorate found at its site and of the source or sources of perchlorates in Lake Mead and potential remediation methods. Until these investigations and evaluations have reached appropriate conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such contributions or assistance.

SAFETY CONSIDERATIONS

  AP, in the particle sizes and chemical purities produced by the Company, is categorized for transportation purposes by the United States Department of Transportation ("DOT") as a Class IV oxidizer. Such classification indicates that the DOT considers AP to be non-explosive, non-flammable and non-toxic. The Company's AP manufacturing plant was constructed in a manner intended to minimize, to the extent of known technologies and safety measures, the combination of AP with other materials in a manner that could result in explosions or combustion. However, no assurance can be given that the Company's safety precautions will be effective in preventing explosions, fires and other such events from occurring. On July 30, 1997, an explosion and fire occurred at the Company's AP production facility in Iron County, Utah. Although damage to the Company's property was confined to a relatively small area, the incident left one employee dead and three others injured, one seriously. As a result of this incident, the Utah Occupational Safety and Health Division of the Utah Labor Commission cited the Company for violation of certain applicable Utah safety regulations in connection with the handling of AP and assessed fines totaling $5,250. Although the Company has taken steps to improve safety measures and training in response to this incident, there can be no assurance that such measures will be effective in preventing other such events in the future.

  The Company has one major operating facility located in Iron County, Utah.
The loss or shutdown of operations over an extended period of time at such facility would have a material adverse effect on the Company. The Company's operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of products and wastes, including explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks, such as required remediation of contamination. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company maintains property, business interruption and casualty insurance at levels which it believes are in accordance with customary industry practice, but there can be no assurance that the Company will not incur losses beyond the limits or outside the coverage of its insurance.

  On May 4, 1988, the former manufacturing and office facilities of the Company in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at the Company's facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP, the Company's principal business, ceased for a 15-month period. Significant interruptions were also experienced in the Company's other businesses, which occupied the same or adjacent sites. Although the Company's current facility is designed to site particular components of the manufacturing process in discrete areas of the facility and incorporates modern equipment and materials handling systems designed, constructed and operated in accordance with the operating and safety requirements of the Company's customers, insurance carriers and governmental authorities, there can be no assurance that another incident could not interrupt some or all of the activities carried on at the Company's current manufacturing site.

  Sodium azide is a strong reducing agent and is classified by the DOT as a poison. Its manufacture entails certain hazards with which Dynamit Nobel has become familiar over the course of time. The Company's method of production is intended to limit the quantity of sodium azide in process at any one time and to utilize known safety measures in an effort to lessen attendant risks. In late 1992, a fire occurred in a sodium azide reactor vessel at the Company's facility during start-up and testing of the reactor vessel. In addition, fires are reported to have affected production at a competitor's facility in the past. There can be no assurance that a fire or other incident will not occur at the Company's sodium azide production facility in the future. The Company believes that exposure to sodium azide after an airbag is installed in an automobile is highly unlikely due to the way in which sodium azide is used and to the housing in which it is encased. However, the Company understands that claims have been asserted by automobile drivers and passengers that they have suffered hand burns from heated gas and facial abrasions from airbag fabric after its deployment, although no such claims have been asserted against the Company.

EMPLOYEES

  At September 30, 1998, the Company employed approximately 218 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain Company employees, no such certification has been granted and the Company does not have collective bargaining agreements with any of its employees. The Company considers relationships with its employees to be satisfactory.


ITEM 2. PROPERTIES
------------------

  The following table sets forth certain information regarding the Company's properties at September 30, 1998.

                                                                       Approximate
                                                                         Area or                            Approximate
     Location                        Principal Use                     Floor Space           Status         Annual Rent
     --------                        -------------                     -----------           ------         -----------
Iron County, UT       AP  Manufacturing Facility /(a)/              217  acres              Owned               ___
Iron County, UT       Sodium Azide Manufacturing Facility/ (b)/     41  acres               Owned               ___
Iron County, UT       Halotron(TM) Manufacturing Facility/(c)/      6,720  sq. ft.          Owned               ___
Las Vegas, NV         Executive Offices                             22,262  sq. ft.         Leased(d)        $550,000

  (a) This facility is used for the production of perchlorate products and consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Capacity utilization rates for this production facility were approximately 62%, 34% and 38% during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

  (b) This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 39%, 45% and 39% during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

  (c) Capacity utilization rates for the Halotron production facility were approximately 4% during the fiscal years ended September 30, 1998 and 1997, and less than 1% during the fiscal year ended September 30, 1996.

  (d) These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991. See Note 5 to Notes to Consolidated Financial Statements of the Company.

  The Company's facilities are considered by it to be adequate for its present needs and suitable for their current use. See Item I. Business-"Real Estate Assets" for a description of the Company's development properties in Iron County, Utah and Clark County, Nevada.

Item 3. Legal Proceedings
-------------------------

  On August 30, 1991, the Company entered into an agreement with Jan Andersson and his corporation, AB Bejaro Product (the "Halotron(TM) Agreement") granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron(TM) I.

  In February 1992, following successful technical evaluations and field tests, the Company exercised its option to acquire the rights provided for in the Halotron(TM) Agreement. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility.

  In 1992, the Company sued Andersson and Bejaro, claiming they had breached the contract in which they had sold the rights to Halotron(TM). This initial litigation was settled when Andersson and Bejaro promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave the Company exclusive rights to the Halotron(TM) chemicals and delivery systems. Following the settlement of the initial litigation, however, Andersson and Bejaro failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, the Company brought an action in the Utah state courts in March 1994, for the purpose of establishing the Company's exclusive rights to the Halotron(TM) chemicals and delivery systems. On August 15, 1994, the court entered a default judgment against Andersson and Bejaro granting the injunctive relief requested by the Company and awarding damages in the amount of $42.2 million (the "Judgment"). The trial court further ordered Andersson and Bejaro to execute documents required for patent registration of Halotron(TM) in various countries. When Andersson and Bejaro ignored this court order, the Court directed the Clerk of the Court to execute these documents on behalf of Andersson and Bejaro. Finally, the Court ordered that Andersson's and Bejaro's rights to any future royalties from sales of Halotron(TM) were terminated. The Company is exploring ways to collect the Judgment from Andersson and Bejaro. It appears that Andersson and Bejaro have few assets and those assets they do have appear to have been placed beyond reach of the Judgment.

  The Company has initiated arbitration proceedings against Jan Andersson and Bejaro to enforce Halotron(TM)'s patent rights to Halotron(TM) against Andersson. The parties have each submitted statements of claims, with supporting documents, affidavits and briefs to the arbitration panel. Jan Andersson and Bejaro have also asserted a counterclaim against the Company, alleging that the Company wrongfully deprived Andersson and Bejaro of royalties due under the agreements with the Company. Andersson and Bejaro seek $6.2 million, including damages for alleged physical suffering and punitive damages. The Company has sought to strike the counterclaim as having been filed untimely. If the counterclaim is not stricken, the Company will vigorously contest claims asserted in the counterclaim. The Company believes the counterclaim to be without merit. The hearing for the arbitration was held in November, 1998. The Company currently expects a decision in the arbitration in early calendar year 1999.

  Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, was the location of Kerr-McGee's AP operations, and was also the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such cooperation, contributions or assistance. See Item I. Business-"Environmental Regulation."

  The information set forth in Notes 11 and 15 to Notes to Consolidated Financial Statements of the Company regarding litigation and contingencies is incorporated herein by reference. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

  Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
--------------------------------------------------------------------------
MATTERS
-------

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "APFC." The table below sets forth the high and low bid prices of the Common Stock on the Nasdaq National Market for the periods indicated.


                                             Nasdaq National Market
                                                High          Low
          Fiscal Year 1998
          ----------------
          1st Quarter                           8 1/4        6 3/8
          2nd Quarter                          11 5/8        5 3/4
          3rd Quarter                          11 1/4        9 1/2
          4th Quarter                          10 3/8        7 3/8

          Fiscal Year 1997
          ----------------
          1st Quarter                           8   1/8      6 1/2
          2nd Quarter                           8   1/8      6 5/8
          3rd Quarter                           7   3/8      6 1/4
          4th Quarter                           7 11/16      6 5/8

  At December 1, 1998, there were approximately 1,430 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in certain borrowing agreements restrict the Company's ability to pay dividends. (See Note 6 to Notes to Consolidated Financial Statements of the Company.)

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED
-----------------------------------------------------------------------------
SEPTEMBER 30,
-------------

                                                           1998        1997        1996        1995        1994
                                                      -----------------------------------------------------------
                                                             ..........(in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
 Sales and operating revenues                            $ 52,339    $ 44,050    $ 42,381    $ 39,250    $ 51,193
 Cost of sales                                             35,792      36,420      32,579      29,861      26,317
 Gross profit                                              16,547       7,630       9,802       9,389      24,876
 Operating expenses                                         9,246       9,509       9,367      11,210      12,522
 Impairment charge                                                     52,605                              39,401
 Employee separation and management reorganization
  costs                                                                 3,616                     226

 Operating income (loss)                                    7,301     (58,100)        435      (2,047)    (27,047)
 Equity in real estate venture                                300         200         700
 Interest and other income                                  1,294       1,115       1,381       1,429       1,088
 Interest and other expense                                 5,734       2,001       2,836       1,709       3,315
 Income (loss) before credit for
  income taxes                                              3,161     (58,786)       (320)     (2,327)    (29,274)
 Credit for income taxes                                              (10,101)       (109)       (791)     (9,937)
 Net income (loss) before
  extraordinary losses                                      3,161     (48,685)       (211)     (1,536)    (19,337)
 Extraordinary loss-debt extinguishments                    5,172
 Net loss                                                  (2,011)    (48,685)       (211)     (1,536)    (19,337)
 Basic net loss per share                                    (.24)      (6.01)       (.03)       (.19)      (2.38)
 Diluted net loss per share                              $   (.24)   $  (6.01)   $   (.03)   $   (.19)   $  (2.38)

BALANCE SHEET DATA:
 Cash and cash equivalents and
  short-term investments                                 $ 20,389    $ 18,881    $ 20,501    $ 26,540    $ 24,884
 Restricted cash                                            1,176       3,580       4,969       3,743       1,584

 Inventories and accounts and notes receivable             23,193      17,304      16,199      13,086      14,630
 Property, plant and equipment  net                        19,529      19,314      77,217      80,944      81,606
 Intangible assets-net                                     38,252       1,540       1,760       2,995       3,365
 Development property                                       7,036       7,362       8,631      10,296      11,525
 Real estate equity investments                            17,112      20,248      18,698      17,725      14,526
 Total assets                                             130,759      90,081     150,019     157,789     154,922
 Working capital                                           34,786      23,479      24,905      26,440      34,383
 Notes payable and current portion
   of long-term debt                                        1,176       6,166       7,334       8,500         504
 Long-term debt                                            70,000      24,900      29,452      34,054      42,176
 Shareholders' equity                                    $ 44,029    $ 45,551    $ 94,156    $ 94,251    $ 95,846

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

  The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron(TM), a chemical used in fire suppression systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron(TM) facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemical segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste water and seawater treatment systems.

  The Company has incurred net losses during the last three fiscal years and an operating loss during the fiscal year ended September 30, 1997. As a result, pre-tax income has not been sufficient to recover interest charges.

  The Company believes that North American demand for AP is currently approximately 20 to 25 million pounds annually. However, supply capacity has historically been substantially in excess of these estimated demand levels. In an to effort rationalize the economics of the existing AP market, the Company entered into the Purchase Agreement with Kerr-McGee. Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

  Sales and Operating Revenues. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 67%, 52% and 51% of revenues during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the revenues of AP manufacturers. For example, Thiokol accounted for approximately 39%, 35% and 47% of the Company's revenues during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

  Sodium azide sales accounted for approximately 21%, 30% and 28% of sales during fiscal years ended September 30, 1998, 1997 and 1996, respectively.

  The Company incurred significant operating losses in its sodium azide operation in the 1997 fiscal year and prior fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to below, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that it intended to be in the market with this new technology by model year 1999. In addition, although the Company had achieved significant gains in market share that appeared to relate to the Company's anti-dumping petition and the Suspension Agreement, management believed that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continued to exist, during the fourth quarter of fiscal 1997, management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997. See Note 14 to Notes to Consolidated Financial Statements of the Company for further discussion of the impairment charge.

  In June, July and August of this year, shipments of sodium azide were negatively impacted by the recent labor strike at certain General Motors ("GM") facilities. Although this strike has recently been settled, the Company is unable to predict any further impact this strike may have on its sodium azide operations.

  Sales of Halotron(TM) amounted to approximately 3%, 4% and less than 1% of revenues during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Halotron(TM) is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

  Real estate and related sales amounted to approximately 5%, 8% and 12% of revenues during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or recognition of the equity in earnings of real estate ventures.

  Environmental protection equipment sales accounted for approximately 4%, 6% and 7% of revenues during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. It is currently anticipated that sales of this segment will be adversely affected in fiscal 1999 and perhaps beyond by the continuing adverse economic developments and conditions in the Company's foreign markets (particularly Asian markets).

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

  Raw material, electric power and labor costs have not changed significantly in the past three fiscal years. The costs of operating the Company's specialty chemical plants are largely fixed. Accordingly, the Company believes that the potential additional AP sales volume resulting from the Acquisition should generate significant incremental cash flow because of the operating leverage associated with the perchlorate plant. However, amortization of the Acquisition costs are expected to amount to approximately $4.0 million annually.

  Operating Expenses. Operating (selling, general and administrative) expenses were $9.2 million, $9.5 million and $9.4 million during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Operating expenses in fiscal 1998 include approximately $1.0 million in costs related to the investigation and evaluation of the trace amounts of perchlorate chemicals found in Lake Mead (see Note 11 to Notes to Consolidated Financial Statements of the Company). The Company is unable to determine the extent to which similar costs will be incurred in the future.

  Income Taxes. The Company's effective income tax rates were approximately 0% in fiscal 1998, 17% in fiscal 1997 and 34% in fiscal year 1996. The Company's effective income tax rate decreased to 17% in fiscal 1997 as a result of the establishment of a $10.1 million deferred tax valuation allowance. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income necessary to eliminate the need for the valuation allowance. See Note 8 to Notes to Consolidated Financial Statements of the Company.

  Net Income (Loss). Although the Company's net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
(i) as discussed in Note 11 to Notes to Consolidated Financial Statements of the Company, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales and equity earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

  Sales and Operating Revenues. Sales increased $8.2 million, or 19%, to $52.3 million in fiscal 1998 from $44.1 million in fiscal 1997. This increase was attributable to increased sales in the Company's specialty chemical operations. The increase in specialty chemical sales was partially offset by decreases in environmental protection equipment and real estate sales.

  Specialty chemical sales increased $9.7 million, or 26%, to $47.7 million in fiscal 1998 from $38.0 million in fiscal 1997. This increase was principally attributable to an increase in perchlorate sales of $12.3 million. The increase in perchlorate sales was attributable to additional AP sales volume subsequent to the Acquisition.

  Sodium azide sales decreased $2.4 million, or 18%, to $10.9 million in fiscal 1998, from $13.3 million in fiscal 1997 due principally to a decrease in shipments to Autoliv in the fourth quarter as a result of the GM strike referred to above.

  In May 1997, the Company entered into a three-year agreement with Autoliv.
The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The current estimated sales value of the agreement is approximately $30.0 million over the three-year period. The actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, which will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the agreement.

  Halotron(TM) sales were $1.7 million in fiscal 1998 and 1997.

  Environmental protection sales decreased $0.2 million, or 8%, to $2.2 million in fiscal 1998 from $2.4 million in fiscal 1997 as a result of a decrease in equipment shipments.

  Real estate sales decreased $1.1 million, or 31%, to $2.5 million in fiscal 1998 from $3.6 million in fiscal 1997 due to a decrease in land sales in fiscal 1998 compared to fiscal 1997.

  Cost of Sales. Cost of sales decreased $0.6 million, or 2%, in fiscal 1998 to $35.8 million from $36.4 million in fiscal 1997. As a percentage of sales, cost of sales decreased to 68% in fiscal 1998 as compared to 83% in fiscal 1997. These decreases were primarily attributable to the increase in perchlorate sales volume offset by a reduction in depreciation expense of approximately $4.0 million as a result of the sodium azide impairment charge referred to above. Cost of sales is expected to increase an additional $2.0 million in fiscal 1999 compared to fiscal 1998 as a result of a full year's amortization of capitalized Acquisition costs.

  Operating Expenses. Operating (selling, general and administrative) expenses decreased $0.3 million, or 3%, in fiscal 1998 to $9.2 million from $9.5 million in fiscal 1997.

  Equity in Earnings of Real Estate Venture. During fiscal 1998 and 1997, the Company recognized its share of the equity in the Company's Ventana Canyon joint venture. The Company's equity in the earnings of the project amounted to approximately $0.3 million and $0.2 million, respectively. Profits and losses are split equally between the Company and its venture partner, a local real estate development company.

  Segment Operating Income (Loss). Operating income (loss) of the Company's industry segments during the fiscal years ended September 30, 1998 and 1997 was as follows:

                                                                1998                              1997
                                                  ----------------------------      ----------------------------

Specialty chemicals                                          $       6,422,000               $       (55,227,000)
Environmental protection equipment                                      (2,000)                         (659,000)
Real estate                                                          1,082,000                         1,624,000
                                                  ----------------------------      ----------------------------
          Total                                              $       7,502,000               $       (54,262,000)
                                                  ============================      ============================

The increase in operating income of the specialty chemical segment was attributable to the fixed asset impairment charge of $52.6 million discussed above and the increase in perchlorate sales and operating performance as a result of the Acquisition. The decrease in operating income of the real estate segment was attributable to a decrease in revenues from $3.6 million in fiscal 1997 to $2.5 million in fiscal 1998.

  Interest and Other Income. Interest and other income increased to $1.3 million in fiscal 1998 from $1.1 million in 1997. The increase was principally due to higher average cash and cash equivalent balances.

  Interest and Other Expense. Interest and other expense increased to $5.7 million in fiscal 1998 from $2.0 million in fiscal 1997. The increase was primarily due to the issuance of the Notes.

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

  Specialty chemical sales increased $3.9 million, or 11.5%, to $38.0 million in fiscal 1997 from $34.1 million in fiscal 1996. This increase was attributable to increases in perchlorate, sodium azide and Halotron(TM) sales of $1.4 million, $1.3 million and $1.2 million, respectively.

  This increase in perchlorate sales was primarily attributable to sales of AP to Alliant, for use in solid rocket boosters related to the Delta launch vehicle program.

  Sodium azide sales increased $1.3 million, or 11%, to $13.3 million in fiscal 1997 from $12.0 million in fiscal 1996 due principally to an increase in shipments to Autoliv resulting from the three-year agreement referred to above.

  Halotron(TM) sales increased $1.2 million, or 240%, to $1.7 million in fiscal 1997 from $0.5 million in fiscal 1996 due primarily to increased sales to original equipment manufacturers as a result of the continued acceptance of Halotron in the market.

  Environmental protection sales decreased $0.7 million, or 21.6%, to $2.4 million in fiscal 1997 from $3.1 million in fiscal 1996 as a result of a decrease in spare part sales.

  Real estate sales decreased $1.6 million, or 30.2%, to $3.6 million in fiscal 1997 from $5.2 million in fiscal 1996 due to a decrease in land sales from fiscal 1996.

  Cost of Sales. Cost of sales increased $3.8 million, or 12%, in fiscal 1997 to $36.4 million from $32.6 million in fiscal 1996. This increase was primarily due to increases in specialty chemical sales volumes. As a percentage of sales,
cost of sales increased to 83% as compared to 77% in fiscal 1996.   This
relative increase was principally due to the decreases in average sales prices for sodium azide and Halotron in response to competitive factors.

  Operating Expenses. Operating (selling, general and administrative) expenses increased $0.1 million, or 1%, in fiscal 1997 to $9.5 million from $9.4 million in fiscal 1996.

  Fixed Asset Impairment Charge. As discussed above, the Company recognized an impairment charge of $52.6 million in the fourth quarter of fiscal 1997.

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

  Segment Operating Income (Loss). Operating income (loss) of the Company's industry segments during the fiscal years ended September 30, 1997 and 1996 was as follows:

                                                                1997                              1996
                                                  ----------------------------      ----------------------------

Specialty chemicals                                            $   (55,227,000)                  $      (879,000)
Environmental protection equipment                                    (659,000)                         (249,000)
Real Estate                                                          1,624,000                         2,069,000
                                                  ----------------------------      ----------------------------
          Total                                                $   (54,262,000)                  $       941,000
                                                  ============================      ============================


The increase in operating loss of the specialty chemical segment relates principally to the fixed asset impairment charge of $52.6 million discussed above. The increase in operating loss of the environmental protection equipment segment was primarily due to a reduction in revenues from $3.1 million in fiscal 1996 to $2.4 million in fiscal 1997. The decrease in operating income of the real estate segment was attributable to a decrease in revenues from $5.2 million in fiscal 1996 to $3.6 million in fiscal 1997.

  Interest and Other Income. Interest and other income decreased to $1.1 million in fiscal 1997 from $1.4 million in 1996. The decrease was principally due to lower average cash and cash equivalent balances.

  Interest and Other Expense. Interest and other expense decreased to $2.0 million in fiscal 1997 from $2.8 million in fiscal 1996. The decrease was primarily due to a reduction in debt balances.

INFLATION

  Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 1998. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

  As discussed in Notes 6 and 7 to Notes to Consolidated Financial Statement of the Company, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. The Company incurred approximately $3.6 million in costs associated with the issuance of the Notes. In connection with the Azide Notes repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million. In September 1998, the Company repurchased and retired $5.0 million principal amount of Notes. Although the repurchase was effected at below par, the Company incurred an extraordinary loss on debt extinguishment of approximately $0.2 million as a result of writing off costs associated with the issuance of the Notes.

  Cash flows provided by operating activities were $7.7 million, $9.6 million and $4.4 million during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The changes in cash flows from operating activities result principally from changes in certain working capital balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

  Capital expenditures were $2.8 million, $1.6 million and $3.2 million during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Capital expenditures are budgeted to amount to approximately $4.5 million in fiscal 1999 and relate principally to specialty chemical segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flow.

  During the three-year period ended September 30, 1998 the Company repaid or repurchased $48.5 million of debt, repurchased $0.7 million in treasury stock and issued $1.2 million in common stock as a result of the exercise of outstanding stock options.

  During fiscal 1998, the Company received cash of approximately $3.4 million from its Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

  As a result of the litigation and contingencies discussed in Note 11 to Notes to Consolidated Financial Statements of the Company, the Company has incurred legal and other costs, and it may incur material legal and other costs associated with the resolution of contingencies in future periods. Any such costs, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs or the period of time over which such costs will be incurred.

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

  The Company is currently in the process of evaluating and resolving the problems that might be associated with the Year 2000 issue. The Company's Year 2000 project has four major components:

  1. Evaluation of all major manufacturing and business computing systems to determine which systems are Year 2000 compliant.

  2. For each computing system found not to be Year 2000 compliant, development of a strategy to replace, modify or upgrade the system to a Year 2000 compliant system.

  3.  Evaluation of core vendors for Year 2000 compliance.

  4.  Preparation of contingency plans.

  The Company's evaluation found that the most critical digital control system, which is used in the manufacture of specialty chemical products, is Year 2000 compliant. The Company has received a letter of certification from its vendor, and the Company has tested the system by turning the dates forward on the computers to the year 2000, and all systems functioned normally.

  The Company's accounting system is being upgraded to a Year 2000 compliant version. This upgrade is in process, and should be completed in the second quarter of fiscal 1999. New maintenance and manufacturing (MRP) software packages are currently being implemented, and each is certified and tested as Year 2000 compliant.

  The majority of PC computers used by the Company are Pentium class, running Microsoft's Windows 95 operating system, and are Year 2000 compliant. The Company's file servers are running on Pentium computers with Microsoft NT 4.0, and each of these is also certified Year 2000 compliant. The Company also uses Microsoft's office suite, which is Year 2000 compliant.

  During the evaluation phase of its Year 2000 project, the Company identified certain potential issues related to many of its programmable logic controller units used in the manufacturing process and certain of the Company's laboratory instruments and the computers and software with which they operate. The Company is in the process of updating the equipment that is not Year 2000 compliant.

  The Company is also in the process of developing contingency plans for the Year 2000 issue.

  The Company recently reevaluated its estimates and assumptions of the costs directly associated with its Year 2000 project and currently estimates that approximately $0.5 million in costs will be incurred that are directly associated with the project. At September 30, 1998, the Company had incurred approximately $0.2 million in costs that were directly related to its Year 2000 project.

  Given the inherent risks for a project of this nature, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the Year 2000 project will be completed on schedule or within budget.

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

  The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

  1. (a) Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the Department of Defense or NASA that would cause a continued decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

  2. Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire suppression businesses.

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

  6. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 11 to Notes to Consolidated Financial Statements of the Company and claims made by or against the Company relative to patents or property rights.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Financial statements called for hereunder are included herein on the following pages:


                                                                     Page(s)
                                                                     --------
     Independent Auditors' Report                                       39
     Consolidated Balance Sheets                                        40
     Consolidated Statements of Operations                              41
     Consolidated Statements of Cash Flows                              42
     Consolidated Statements of Changes in Shareholders' Equity         43
     Notes to Consolidated Financial Statements                      44-64


                Summarized Quarterly Financial Data (Unaudited)
                (amounts in thousands except per share amounts)

                 ---------------------------------------------------------------
                                     Quarters For Fiscal Year 1998
                                 1st       2nd        3rd       4th       Total
--------------------------------------------------------------------------------
Sales and Operating                         (1)                 (1)        (1)
   Revenues                    $11,268   $14,119    $13,136   $13,816    $52,339
Gross Profit                     3,162     4,990      4,089     4,306     16,547
Net Income Before
   Extraorindary Loss              566     1,993        214       388      3,161
Net Income (Loss)                  566    (3,012)       214       221     (2,011)
Diluted Net Income Before
   Extraordinary Loss
   Per Share                       .07       .24        .02       .05        .38
Diluted Net Income
   (Loss)  Per Share           $   .07   $ (0.36)   $   .02   $   .03    $  (.24)


                 ---------------------------------------------------------------
                                    Quarters For Fiscal Year 1997
                           1st       2nd       3rd         4th        Total
--------------------------------------------------------------------------------
Sales and Operating                                           (2)         (2)
     Revenues            $8,396    $9,382    $12,767    $ 13,505    $ 44,050
Gross Profit              1,313     1,357      2,333       2,627       7,630
Net Loss                   (850)     (729)      (114)    (46,992)    (48,685)
Diluted Net Loss
     Per Share           $ (.10)   $ (.09)   $  (.02)   $  (5.78)   $  (6.01)

(1) Net loss includes an extraordinary loss on debt extinguishment of approximately $5.0 million in the second quarter and $0.2 million in the fourth quarter.

(2) Net loss includes pre-tax costs for an impairment charge of $52.6 million and for management reorganization and employee separations of $4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

  The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1999.


Item 11. Executive Compensation
-------------------------------

  The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

  The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1999.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

  The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 1999.

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

     (3)  Exhibits
          --------

          (a) The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

     2.1 Asset Purchase Agreement dated as of October 10, 1997 between AMPAC, Inc. and Kerr-McGee Chemical Corporation, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 19, 1998.

     3.1 Registrant's Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant's Registration Statement on Form S-14 (File No. 2-70830), (the "S-14").

     3.2 Registrant's By-Laws, incorporated by reference to Exhibit 3B to the S-14.

     3.3 Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit
              4.3 to Registrant's Registration Statement on Form S-3 (File No. 33-52196) (the "S-3").

     3.4 Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the S-3.

     4.1 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-2 (File No. 33-36664) (the "1990 S-2").

     4.2 Form of Note and Warrants Purchase Agreement dated February 21, 1992, relating to the Registrant's previously outstanding Subordinated Secured Term Notes, incorporated by reference to
              Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 28, 1992 (the "1992 8-K").

     4.3 Form of Warrant to purchase Common Stock of the Registrant dated February 21, 1992, incorporated by reference to Exhibit 10.4 to the 1992 8-K.

     4.4 Form of Warrant to purchase Common Stock of American Azide Corporation dated February 21, 1992, incorporated by reference to
              Exhibit 10.5 to the 1992 8-K.

     4.5 Stock Option Agreement between Registrant and Joseph W. Cuzzupoli dated January 30, 1992, incorporated by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-8 (File No. 33-52898).

     4.6 American Pacific Corporation 1994 Directors' Stock Option Plan incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

     4.7 Stock Option Agreement between Registrant and General Technical Services, Inc. dated July 11, 1995 incorporated by reference to
              Exhibit 10.35 to the 1995 10-K.

     4.8 Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997 incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "1997 10-K").

     4.9 Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997 incorporated by reference to Exhibit 10.19 to the 1997 10-K.

    4.10 Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997 incorporated by reference to Exhibit
              10.21 to the 1997 10-K.

    4.11 American Pacific Corporation 1997 Stock Option Plan (the "1997 Plan") incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 (File No. 333-53449) (the "1998 S-8").

    4.12 Form of Option Agreement under the 1997 Plan incorporated by reference to Exhibit 4.2 to the 1998 S-8.

    4.13 Indenture dated as of March 1, 1998 by and between the Registrant and United States Trust Company of New York, incorporated by reference to Exhibit 4.1 to Form S-4 (File No. 333-49883) (the "1998 S-4).

    10.1 Employment agreement dated November 7, 1994 between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

    10.2 Form of American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.21 to 1990 S-2.

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

    10.6 Articles of organization of Gibson Ranch Limited - Liability Company dated August 25, 1993, incorporated by reference to
              Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 10-K").

    10.7 Operating agreement of Gibson Ranch Limited - Liability Company, a Nevada Limited - Liability Company, incorporated by reference to
              Exhibit 10.34 to the 1993 10-K.

    10.8 Settlement Agreement between Registrant and C. Keith Rooker dated July 17, 1997 incorporated by reference to Exhibit 10.20 to the 1997 10-K.

    10.9 Long-Term Pricing Agreement dated as of December 12, 1997 between Thiokol Corporation-Propulsion and the Registrant incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "1998 March 10-Q").

   10.10 Partnershipping Agreement between Alliant Techsystems Incorporated ("Alliant") and Western Electrochemical Company and letter dated November 24, 1997 from the Registrant to Alliant and revised Exhibit B with respect thereto, incorporated by reference to
              Exhibit 10.2 to the 1998 March 10-Q.

     *21      Subsidiaries of the Registrant.

     *23      Consent of Deloitte & Touche LLP.

     *24      Power of Attorney, included on Page 37.

     *27      Financial Data Schedule

    99.1 Registration Rights Agreement dated March 12, 1998, by and between the Company and Credit Suisse First Boston Corporation, incorporated by reference to Exhibit 99.1 to the 1998 S-4.

    99.2 Form of Letter of Transmittal for Tender of outstanding 9 1/4% Senior Notes Due 2005 in exchange for 9 1/4% Senior Notes Due 2005 of the Registrant, incorporated by reference to Exhibit 99.2 to the 1998 S-4.

    99.3 Form of Tender for outstanding 9 1/4% Senior Notes Due 2005 in exchange for 91/4% Senior Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.3 to the 1998 S-4.

    99.4 Form of Instruction to Registered Holder from Beneficial Owner of 9 1/4% Senior Unsecured Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.4 to the 1998 S-4.

    99.5 Form of Notice of Guaranteed Delivery for outstanding 9 1/4% Senior Notes Due 2005 in exchange for 9 1/4% Senior Notes Due 2005 of the Registrant, incorporated by reference to Exhibit 99.5 to the 1998 S-4.

* FILED HEREWITH.

       (b)    Reports on Form 8-K.
              --------------------

              None.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 11, 1998      AMERICAN PACIFIC CORPORATION
                                        (Registrant)


                              By: /s/ John R. Gibson
                                  -----------------------------------------
                                  John R. Gibson
                                  President & Chief Executive Officer



                              By: /s/ David N. Keys
                                  -----------------------------------------
                                  David N. Keys
                                  Executive Vice President, Chief Financial
                                  Officer, Secretary and Treasurer, Principal
                                  Financial and Accounting Officer

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


/s/ John R. Gibson                    Date:  December 11, 1998
------------------
John R. Gibson
Chief Executive Officer, President,
and Director


/s/ David N. Keys                     Date:  December 11, 1998
-----------------
David N. Keys
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer;
Principal Financial and Accounting Officer
and Director

/s/ Fred D. Gibson, Jr.               Date:  December 11, 1998
---------------------------
Fred D. Gibson, Jr.
Director


/s/ C. Keith Rooker                   Date:  December 11, 1998
----------------------
C. Keith Rooker
Director


/s/ Norval F. Pohl                    Date:  December 11, 1998
------------------
Norval F. Pohl, Ph.D.
Director


/s/ Thomas A. Turner                  Date:  December 11, 1998
--------------------
Thomas A. Turner
Director


/s/ Berlyn D. Miller                  Date:  December 11, 1998
--------------------
Berlyn D. Miller
Director


/s/ Jane L. Williams                  Date:  December 11, 1998
-----------------------
Jane L. Williams
Director


/s/ Victor M. Rosenzweig              Date:  December 11, 1998
---------------------------
Victor M. Rosenzweig
Director


/s/ Dean M. Willard                   Date:  December 11, 1998
----------------------
Dean M. Willard
Director


/s/ Eugene A. Cafiero                 Date:  December 11, 1998
------------------------
Eugene A. Cafiero
Director


/s/ Jan H. Loeb                       Date:  December 11, 1998
------------------
Jan H. Loeb
Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 20, 1998

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997

======================================================================================================

                                                                              1998            1997
                                                                          ----------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $ 20,389,000    $ 18,881,000
 Accounts and notes receivable                                               8,927,000       5,551,000
 Related party notes receivable                                                536,000         637,000
 Inventories                                                                13,730,000      11,116,000
 Prepaid expenses and other assets                                             839,000         979,000
 Restricted cash                                                             1,176,000
                                                                           ---------------------------
  Total current assets                                                      45,597,000      37,164,000
PROPERTY, PLANT AND EQUIPMENT, NET                                          19,529,000      19,314,000
INTANGIBLE ASSETS, NET                                                      38,252,000       1,540,000
REAL ESTATE EQUITY INVESTMENTS                                              17,112,000      20,248,000
DEVELOPMENT PROPERTY                                                         7,036,000       7,362,000
DEBT ISSUE COSTS, NET                                                        3,156,000         785,000
RESTRICTED CASH                                                                              3,580,000
OTHER ASSETS                                                                    77,000          88,000
                                                                          ----------------------------
TOTAL ASSETS                                                              $130,759,000    $ 90,081,000
                                                                          ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                 $  9,635,000    $  7,519,000
 Notes payable and current portion of
 long-term debt                                                              1,176,000       6,166,000
                                                                          ----------------------------
  Total current liabilities                                                 10,811,000      13,685,000
LONG-TERM PAYABLES                                                           2,350,000       2,376,000
LONG-TERM DEBT                                                              70,000,000      24,900,000
                                                                          ----------------------------
TOTAL LIABILITIES                                                           83,161,000      40,961,000
                                                                          ----------------------------
COMMITMENTS AND CONTINGENCIES
WARRANTS TO PURCHASE COMMON STOCK                                            3,569,000       3,569,000
SHAREHOLDERS' EQUITY:
 Common stock - $.10 par value, 20,000,000 authorized:
 issued 8,423,791 in 1998 and 8,289,791 in 1997                                842,000         829,000
 Capital in excess of par value                                             79,488,000      78,561,000
 Accumulated deficit                                                       (34,718,000)    (32,707,000)
 Treasury stock (206,654 shares in 1998 and
 152,254 shares in 1997)                                                    (1,486,000)     (1,035,000)
 Note receivable from the sale of stock                                        (97,000)        (97,000)
                                                                          ----------------------------
  Total shareholders' equity                                                44,029,000      45,551,000
                                                                          ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $130,759,000    $ 90,081,000
                                                                          ============================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

=====================================================================================================
                                                            1998             1997            1996
                                                         --------------------------------------------

SALES AND OPERATING REVENUES                             $52,339,000     $ 44,050,000     $42,381,000
COST OF SALES                                             35,792,000       36,420,000      32,579,000
                                                         --------------------------------------------
GROSS PROFIT                                              16,547,000        7,630,000       9,802,000
OPERATING EXPENSES                                         9,246,000        9,509,000       9,367,000
FIXED ASSET IMPAIRMENT CHARGE                                              52,605,000
EMPLOYEE SEPARATION AND MANAGEMENT
  REORGANIZATION COSTS                                                      3,616,000
                                                         --------------------------------------------
OPERATING INCOME (LOSS)                                    7,301,000      (58,100,000)        435,000
EQUITY IN EARNINGS OF REAL
  ESTATE VENTURE                                             300,000          200,000         700,000
INTEREST AND OTHER INCOME                                  1,294,000        1,115,000       1,381,000
INTEREST AND OTHER EXPENSE                                 5,734,000        2,001,000       2,836,000
                                                         --------------------------------------------
INCOME (LOSS) BEFORE CREDIT FOR INCOME TAXES
                                                           3,161,000      (58,786,000)       (320,000)
CREDIT FOR INCOME TAXES                                                   (10,101,000)       (109,000)
                                                         --------------------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSSES
                                                           3,161,000      (48,685,000)       (211,000)
EXTRAORDINARY LOSS-DEBT EXTINGUISHMENTS
                                                           5,172,000
                                                         --------------------------------------------
NET LOSS                                                 $(2,011,000)    $(48,685,000)    $  (211,000)
                                                         --------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE:
 INCOME (LOSS) BEFORE
   EXTRAORDINARY LOSS                                    $       .39     $      (6.01)    $      (.03)

 EXTRAORDINARY LOSS                                             (.63)
                                                         --------------------------------------------
NET LOSS                                                 $      (.24)    $      (6.01)    $      (.03)
                                                         ============================================
AVERAGE SHARES OUTSTANDING                                 8,198,000        8,105,000       8,104,000
                                                         --------------------------------------------
DILUTED NET INCOME (LOSS) PER SHARE:
 INCOME (LOSS) BEFORE
   EXTRAORDINARY LOSS                                    $       .38     $      (6.01)    $      (.03)

 EXTRAORDINARY LOSS                                             (.62)
                                                         --------------------------------------------
NET LOSS                                                 $      (.24)    $      (6.01)    $      (.03)
                                                         ============================================
DILUTED SHARES                                             8,321,000        8,105,000       8,104,000
                                                         --------------------------------------------

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                                           1998             1997            1996
                                                                                    ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                               $(2,011,000)    $(48,685,000)    $(211,000)
                                                                                    ------------------------------------------------

 Adjustments to reconcile net loss  to net cash provided by operating activities:
  Depreciation and amortization                                                           5,322,000        7,685,000     7,810,000
  Fixed asset impairment charge                                                                           52,605,000
  Employee separation and management reorganization costs                                                  3,616,000
  Basis in development property sold                                                        822,000        1,498,000     2,449,000
  Development property additions                                                           (496,000)        (229,000)     (784,000)
  Equity in real estate venture                                                            (300,000)        (200,000)     (700,000)
  Cash received on equity in real estate venture                                            300,000          200,000       700,000
  Extraordinary debt charges                                                              5,172,000
  Changes in assets and liabilities:
   Decrease in short-term investments                                                                      2,000,000
   (Increase) decrease in accounts and notes receivable                                  (3,275,000)      (1,286,000)   (1,480,000)
   (Increase) decrease in income tax receivable                                                                          2,570,000
   (Increase) decrease in inventories                                                    (2,614,000)         181,000    (4,203,000)
   (Increase) decrease in restricted cash                                                 2,404,000        1,389,000    (1,226,000)
   (Increase) decrease in prepaid expenses and other                                        188,000           32,000       198,000
   Increase (decrease) in accounts payable and accrued liabilities                        2,148,000          870,000      (265,000)
   Increase (decrease) in deferred income taxes                                                          (10,101,000)     (467,000)
                                                                                    ------------------------------------------------

   Total adjustments                                                                      9,671,000       58,260,000     4,602,000
                                                                                    ------------------------------------------------

     Net cash provided by operating activities                                            7,660,000        9,575,000     4,391,000
                                                                                    ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                    (2,766,000)      (1,557,000)   (3,248,000)
 Payment for Acquisition Intangible                                                     (39,000,000)
 Real estate equity advances                                                                              (2,680,000)   (2,946,000)
 Return of capital on real estate equity advances                                         3,135,000        1,130,000     1,973,000
                                                                                    ------------------------------------------------

     Net cash used for investing activities                                             (38,631,000)      (3,107,000)   (4,221,000)
                                                                                    ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt                                                             (36,166,000)      (6,168,000)   (6,166,000)
 Issuance of common stock                                                                   940,000          236,000        47,000
 Treasury stock acquired                                                                   (451,000)        (156,000)      (90,000)
 Issuance of Notes                                                                       75,000,000
 Premium Paid on Azide Note Repurchase                                                   (3,250,000)
 Debt Issue Costs                                                                        (3,594,000)
                                                                                    ------------------------------------------------

     Net cash provided by (used for) financing activities                                32,479,000       (6,088,000)   (6,209,000)
                                                                                    ------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,508,000          380,000    (6,039,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             18,881,000       18,501,000    24,540,000
                                                                                    ------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $ 20,389,000     $ 18,881,000   $18,501,000
                                                                                    ================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest (net of amounts capitalized)                      $  5,118,000     $  1,427,000   $ 2,197,000
                                                                                    ================================================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Excess additional pension liability                                                                     $  1,175,000
                                                                                    ================================================


See Notes to Consolidated Financial Statements.


AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                                 Retained                Note          Excess
                                           Number of   Par Value   Capital in    Earnings                Receivable    Additional
                                           Common      of Shares   excess of     (Accumulated  Treasury  from the      Pension
                                           Shares      Issued      Par Value     Deficit)      Stock     Sale          Liability
                                                                                                         of Stock
                                          -----------------------------------------------------------------------------------------
BALANCES,
 OCTOBER 1, 1995                           8,100,791   $822,000  $78,285,000   $16,189,000    $(789,000)  $(97,000)  $(159,000)
Net loss                                                                          (211,000)
Issuance of common
 stock                                        12,000      1,000       46,000
Treasury stock acquired                      (14,170)                                           (90,000)
Excess additional pension
 liability                                                                                                             159,000
                                          -----------------------------------------------------------------------------------------

BALANCES,
 SEPTEMBER 30, 1996                        8,098,621    823,000   78,331,000    15,978,000     (879,000)   (97,000)
Net loss                                                                       (48,685,000)
Issuance of common
 stock                                        61,000      6,000      230,000
Treasury stock acquired                      (22,084)                                          (156,000)
                                          -----------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1997                        8,137,537    829,000   78,561,000   (32,707,000)  (1,035,000)   (97,000)
Net loss                                                                        (2,011,000)
Issuance of common
 stock                                       134,000     13,000      927,000
Treasury stock acquired                      (54,400)                                          (451,000)
                                          -----------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1998                        8,217,137   $842,000  $79,488,000  $ 34,718,000  $(1,486,000)  $(97,000)
                                          =========================================================================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The consolidated financial statements include
    ---------------------------
    the accounts of American Pacific Corporation and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents  - All highly liquid investment securities with a
    -------------------------
    maturity of three months or less when acquired are considered to be cash equivalents.

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, the Company has classified its investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 1998 and 1997 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 1998 or 1997.

    Related Party Notes Receivable - Related party notes receivable represent
    ------------------------------
    demand notes bearing interest at a bank's prime rate from the former Chairman, a former officer and a current officer of the Company.

    Inventories - Inventories are stated at the lower of cost or market.  Cost
    -----------
    of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

    Property, Plant and Equipment - Property, plant and equipment are carried at
    -----------------------------
    cost less accumulated depreciation. The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. An impairment charge of $52,605,000 relating to certain specialty chemical assets was recognized in fiscal 1997. (See Note 14.) Depreciation is computed on the straight line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

    Development Property - Development property consists of commercial and
    --------------------
    industrial land (principally improved land). During fiscal 1993, approximately 240 acres of development property was contributed to a real estate limited-liability company. (See
    Note 5.) Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. No interest was capitalized on development property during the three-year period ended September 30, 1998.

    Debt Issue Costs - Debt issue costs represent costs associated with debt and
    ----------------
    are amortized on the effective interest method over the terms of the related indebtedness.

    Fair Value Disclosure as of September 30, 1998:
    -----------------------------------------------

    Cash and cash equivalents, accounts and notes receivable, restricted cash, and accounts payable and accrued liabilities - The carrying value of these items is a reasonable estimate of their fair value.

    Long-term debt and warrants - Market quotations are not available for the Company's Warrants. However, the strike price of the Warrants (see Note 6) is approximately double that of the recent trading prices of the Company's common stock. In September 1998, the Company repurchased $5 million principal amount of its unsecured senior notes at prices slightly below par (see Note 6). Although these notes are thinly traded, the Company believes the recent repurchase prices represent a reasonable estimate of the fair value of the Notes.

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

    Net Income (Loss) Per Common Share - During the first quarter of fiscal
    ----------------------------------
    1998, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss before extraordinary loss during the fiscal years ended September 30, 1997 and 1996, diluted per share calculations are based upon average shares outstanding during these periods. Accordingly, the effect of stock options and warrants outstanding for 3,807,000 shares at September 30, 1997 and 3,296,000 shares at September 30, 1996 was not included in diluted net loss per share calculations. Diluted net income (loss) per share amounts during the fiscal year ended September 30, 1998 is determined considering the dilutive effect of stock options and warrants. The effect of stock options and warrants outstanding to purchase approximately 2,900,000 shares was not included in diluted per share calculations during the 1998 fiscal year as the average exercise price of such options and warrants was greater than the average price of the Company's common stock.

    Pro-Forma Net Income (Loss) Per Share
    -------------------------------------

    The Company has adopted the disclosures-only provision of SFAS 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Under APB 25, no compensation cost has been recognized in the financial statements for stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS 123, the Company's diluted net loss per common share would have increased to the pro forma amounts indicated below for the years ended September 30:

                                                                            1998             1997
                                                                            ----             ----
         Net loss-as reported                                            $(2,011,000)    $(48,685,000)
         Net loss-pro forma                                               (2,680,000)     (49,791,000)

         Net loss per common share-as reported                           $      (.24)    $      (6.01)
         Net loss per common share-pro forma                                    (.32)           (6.14)

    The fair value of each option granted in fiscal year 1998 and 1997 was estimated using the following assumptions for the Black-Scholes options pricing model: (i) no dividends; (ii) expected volatility of 55%, (iii) risk free interest rates averaging 5.5% in 1998 and 6.1% in 1997 and (iv) the expected average life of 3.3 years. The weighted average fair values of the options granted in 1998 was $2.71 and in 1997 was $2.97. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma net income may not be representative of that to be expected in future years.

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

    Recently Issued Accounting Standards  In February 1998, the Financial
    ------------------------------------
    Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" which is an amendment of FASB Statements No. 87, 88 and 106 and is effective for financial statements for fiscal years beginning after December 15, 1998. SFAS No. 132 revises employer's disclosures about pension and other postretirement benefits plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are not longer as useful as they were when the above mentioned SFAS's were originally issued. The adoption of SFAS No. 132 will not have a material effect on the disclosures in the Company's consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this statement will have material impact on the Company's consolidated financial statements.

    In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending September 30, 1999. Management has not yet completed its analysis of which operating segments it will report on to comply with SFAS No. 131.

    Reclassification - Certain reclassifications have been made in the 1997 and
    ----------------
    1996 consolidated financial statements in order to conform to the presentation used in 1998.

2.  INVENTORIES

    Inventories consist of the following:

                                                                ----------------------------------------------------
                                                                                     September 30,
                                                                ----------------------------------------------------
                                                                            1998                      1997
                                                                            ----                      ----
    Work-in-process                                                      $       8,685,000        $        3,349,000
    Raw material and supplies                                                    5,045,000                 7,767,000
                                                                ----------------------------------------------------

    Total                                                                $      13,730,000        $       11,116,000
                                                                ====================================================

3.  RESTRICTED CASH

    At September 30, 1998, restricted cash consists of $1,176,000 held in a cash collateral account by Seafirst Bank, the lender which provided a term loan (the "AP Facility Loan") as the principal financing for an ammonium perchlorate ("AP") manufacturing facility erected and operated by the Company. Funds in the cash collateral account are restricted for future indemnity payments (if any) relating to the AP Facility Loan. The AP Facility Loan was repaid in 1994. The $1,176,000 will be retained in the cash collateral account until May 11, 1999, at which time the balance remaining after indemnity payments (if any) will be returned to Thiokol Propulsion, a division of Cordant Technologies Inc. ("Thiokol"). The Company's obligation to return such funds is included in the current portion of long-term debt at September 30, 1998. Any indemnity payments made will serve to reduce the cash collateral account and the Company's obligation to Thiokol.

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                                       ------------------------------------------------------------
                                                                                September 30,
                                                       ------------------------------------------------------------
                                                                     1998                          1997
                                                                     ----                          ----
    Land                                                           $          352,000            $          309,000
    Buildings and improvements                                              2,129,000                     1,753,000
    Machinery and equipment                                                22,612,000                    20,759,000
    Construction in progress                                                  874,000                       380,000
                                                       ------------------------------------------------------------
    Total                                                                  25,967,000                    23,201,000
    Less:  accumulated depreciation                                         6,438,000                     3,887,000
                                                       ------------------------------------------------------------
    Property, plant and equipment, net                             $       19,529,000            $       19,314,000
                                                       ============================================================

    A fixed asset impairment charge was recognized in 1997.  (See Note 14.)


5.  REAL ESTATE EQUITY INVESTMENTS

    During fiscal 1993, the Company contributed approximately 240 acres of development property to Gibson Ranch Limited Liability Company ("GRLLC"). A local real estate development group ("Developer") contributed an adjacent 80-acre parcel to GRLLC. GRLLC is developing the 320-acre parcel principally as a residential real estate development.

    Each of The Company and Developer is obligated to loan to GRLLC, under a revolving line of credit, up to $2,400,000 at an annual interest rate of 10 percent. However, Developer will not be required to advance funds under its revolving line of credit until the Company's line is exhausted. In November, 1995, the Company committed to advance an additional $1,700,000 to Developer. Developer is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. Total advances under these commitments were $2,400,000 at September 30, 1998.

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

    GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the nine months ended September 30, 1998 and as of and for the years ended December 31, 1997 and 1996 was as follows:

                                             September 30, 1998               December 31,                  December 31,
                                                                                  1997                          1996
                                         ------------------------      ------------------------      ------------------------
Income Statement:
 Revenues                                      $       23,641,000            $       21,647,000            $       18,602,000
 Gross Profit                                           2,325,000                     3,422,000                     3,182,000
 Operating expenses                                     1,073,000                     1,223,000                       984,000
 Net Income                                    $        1,252,000            $        2,199,000            $        2,098,000

Balance Sheet:
 Assets                                        $       27,211,000            $       27,659,000            $       24,895,000
 Liabilities                                           14,025,000                    13,334,000                     9,758,000
 Equity                                        $       13,186,300            $       14,325,300            $       15,136,000
-----------------------------------------------------------------------------------------------------------------------------

    The Company has applied the provisions of SFAS No. 58 "Capitalization of Interest Cost of Financial Statements that Include Investments Accounted for by the Equity Method" to its investment in GRLLC. As of September 30, 1998, the Company has capitalized approximately $6,200,000 of interest since the joint venture began undergoing activities to start its planned principal operations of real estate development and sale of such real estate. Capitalization of interest on the joint venture ceased in September 1997 since the Company's recorded investment in GRLLC approximates the amount of cash flow that is estimated to be generated from the project.

    The Company amortizes the difference resulting from the application of SFAS No. 58 on a current quarterly basis based upon the ratio of acres sold to total salable acres in the joint venture. Such difference will be completely amortized upon the build-out and sale of the joint venture's real estate project which is estimated to occur in calendar 2001. As of September 30, 1998, approximately $2,800,000 of the $6,200,000 in capitalized interest resulting from the application of SFAS No. 58 had been amortized against the equity in earnings of GRLLC.

    GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of Notes and accounts payable. Inventories were $23,861,000 at September 30, 1998 and $25,751,000 and $23,457,000 at December 31, 1997 and December 31, 1996, respectively.

    In July 1990, the Company contributed $725,000 to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $315,000 in return for a 30% interest as limited partners. Such other limited partners include certain members of the Company's Board of Directors. The Partnership, in turn, contributed $1,040,000 to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada. (See Note 11.)

6.  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt are summarized as follows:

                                                                  --------------------------------------------------
                                                                                      September 30,
                                                                  --------------------------------------------------
                                                                              1998                     1997
                                                                              ----                     ----
   9  1/4% Senior unsecured notes                                               $70,000,000
   11% Subordinated secured term notes                                                                   $28,740,000
   Obligation to deliver AP (see Note 10)                                                                  1,166,000
   Indemnity obligation (see Notes 3 and 10)                                      1,176,000                1,160,000
                                                                  --------------------------------------------------
   Total                                                                         71,176,000               31,066,000
   Less current portion                                                           1,176,000                6,166,000
                                                                  --------------------------------------------------
   Total                                                                        $70,000,000              $24,900,000
                                                                  ==================================================

    On March 12, 1998, the Company sold $75,000,000 principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee Chemical Corporation ("Kerr-McGee") described in Note 7 and repurchased the remaining $25,000,000 principal amount balance outstanding of subordinated secured notes (the "Azide Notes").

    The Notes mature on March 1, 2005. Interest on the Notes will be paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, commencing September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. Management believes the Company has complied with these limitations and restrictions. Under the Indenture, the Company was obligated to exchange the Notes for identical notes registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, within a specified period of time set forth in the Indenture. In April 1998 the Company filed a Form S-4 registration statement with the Commission for the purposes of effecting this exchange. The registration statement was declared effective by the Commission on July 29, 1998, and the exchange was consummated on August 28, 1998.

    In September 1998, the Company repurchased and retired $5.0 million principal amount of Notes. Although the repurchase was effected at below par, the Company incurred an extraordinary loss on debt extinguishment of approximately $0.2 million as a result of writing off costs associated with the issuance of the Notes.

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

    The Company issued to the purchasers of the Azide Notes warrants (the "Warrants"), exercisable for a ten-year period commencing on December 31, 1993, to purchase shares of Common Stock at an exercise price of $14.00 per share. The maximum number of shares purchasable upon exercise of the Warrants is 2,857,000 shares. The Warrants are exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of American Azide Corporation ("AAC"), a wholly-owned subsidiary of the Company, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

    On December 31, 1999, holders of the Warrants will have the right to put to the Company as much as one-third thereof based upon the differences between the Warrant exercise price and a price determined by multiplying the Company's diluted earnings per share at a multiple of 11, but the Company's obligation in such respect is limited to $5,000,000. Such put right may not be exercised if the Company's Common Stock has traded at values during the preceding 90-day period that would yield to the warrant holders a 25% internal rate of return to the date of the put (inclusive of the 11% Azide Notes' yield). At September 30, 1998, it is not probable that the put right will be exercised since the Company believes, based on current market conditions, that its stock will trade at a higher multiple of diluted earnings per share than the 11 multiple used to determine the put value, if any, at December 31, 1999, thereby making exercise of the Warrants more valuable than exercise of the put rights. On or after December 31 of each of the years 1998 and 1999, the Company may call up to 10% of the Warrants (but no more than 50% in the aggregate) at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

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

    Notes payable and long-term debt maturities are as follows:

--------------------
For the Years Ending
September 30,
---------------------
       1999                                                                                       $        1,176,000
       2005                                                                                               70,000,000
                                                                                 -----------------------------------
       Total                                                                                      $       71,176,000
                                                                                 ===================================

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

    The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. The Company is amortizing the purchase price of $39.0 million for the unidentified intangible over ten years, the length of the terms of pricing contracts with two principal AP customers referred to below. Approximately $2.1 million was amortized to cost of sales during the fiscal year ended September 30, 1998.

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

    In connection with the Acquisition, the Company also entered into an agreement with Alliant Techsystems Incorporated ("Alliant") to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works.

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

    The following table provides an analysis of the Company's credit for income taxes for the years ended September 30:

                                                1998                      1997                      1996
                                       --------------------      -------------------       -------------------
       Current                            $                         $                              $(1,349,000)
       Deferred (federal and state)                                      (10,101,000)                1,240,000
                                       --------------------      -------------------       -------------------
       Credit for income taxes            $                             $(10,101,000)              $  (109,000)
                                       ====================      ===================       ===================

    A valuation allowance for a deferred tax asset was established in the amount of $10,431,000 in 1997 and such allowance increased to $10,993,000 at September 30, 1998. The valuation allowance is necessary due to the uncertainty related to the realizability of future tax benefits. The deferred tax assets are composed, for the most part, of alternative minimum tax credits and net operating losses. The alternative minimum tax credit carryforward, valued at approximately $976,000, may be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $19,272,000, will begin to expire for tax purposes in 2008 as follows:

                                               NOL Deduction             Tax Rate               NOL Asset
                                          ---------------------      -------------       ---------------------
       Expiration of net operating losses
       2008                                         $ 3,398,000               34.0%                $ 1,155,000
       2009                                          25,607,000               34.0%                  8,706,000
       2010                                          14,080,000               34.0%                  4,787,000
       2011 and thereafter                           13,597,000               34.0%                  4,624,000
                                          ---------------------                          ---------------------

       TOTAL                                        $56,682,000                                    $19,272,000
                                          =====================                          =====================

    The Company's effective tax rate declined to 0% in fiscal 1998 and 16.7% in fiscal 1997 with the establishment of the valuation allowance. The Company's effective tax rate will be 0% until the net operating losses expire or the Company has taxable income necessary to eliminate the need for the valuation allowance. Income taxes for the years ended September 30, 1998, 1997 and 1996, differ from the amount computed at the federal income tax statutory rate as a result of the following:

                                            1998%                        1997%                       1996%
                                    -----------------------------------------------------------------------------------
    Expected credit for income taxes   $     (518,000)       34%    $  (20,591,000)     34.0%   $     (109,000)    34.0%
    Adjustment:
       Nondeductible expenses                  16,000      (1.1%)           59,000      (0.1%)
       Tax benefit limitation due
       to the valuation allowance             502,000     (32.9%)       10,431,000     (17.2%)
                                       --------------               --------------              --------------
       Credit for income taxes         $                            $  (10,101,000)     16.7%   $     (109,000)    34.0%
                                       ==============               ==============              ==============

    The components of net deferred taxes at September 30, 1998, 1997 and 1996 consisted of the following:

                                                                    1998                      1997
                                                           -------------------       -------------------
       Deferred tax assets:
       Net operating losses                                       $ 19,272,000              $ 16,278,000
       Alternative minimum tax credits                                 976,000                 1,233,000
       Employee separation and management
          reorganization costs                                         795,000                 1,172,000
       Inventory capitalization                                        500,000                   436,000
       Accruals                                                        490,000                   408,000
       Other                                                           461,000                   250,000
                                                           -------------------       -------------------
       Total deferred tax assets:                                 $ 22,494,000              $ 19,777,000
                                                           -------------------       -------------------

       Deferred tax liabilities:
       Property                                                   $ (5,416,000)             $ (4,350,000)
       Accrued income and expenses                                    (661,000)                 (653,000)
       State Taxes                                                    (600,000)                 (600,000)
       Other taxes payable                                          (1,476,000)               (1,251,000)
       Amortization                                                 (1,315,000)               (1,020,000)
       Other                                                        (2,093,000)               (1,472,000)
                                                           -------------------       -------------------
       Total deferred tax liabilities:                             (11,561,000)               (9,346,000)
                                                           -------------------       -------------------
       Preliminary net deferred tax asset                           10,933,000                10,431,000
       Valuation allowance for deferred tax asset                  (10,933,000)              (10,431,000)
                                                           -------------------       -------------------
       Net deferred tax credit:                               $                         $
                                                           ===================       ===================

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

    The discount rate was 6.75% in 1998 and 7.5% in 1997 and 1996. The rate of salary progression used to determine the projected benefit obligations was 4% in 1998, and 5% in 1997 and 1996. The expected long-term rate of return on plan assets was 8%. The following table reconciles the Plan's funded status and summarizes amounts recognized in the Company's consolidated financial statements for the years ended September 30, 1998 and 1997.

                                                                   ---------------------------------------------------
                                                                               1998                      1997
                                                                   ---------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits                                                              $ 9,881,000               $ 7,758,000
    Nonvested benefits                                                             1,436,000                 1,219,000
                                                                   ---------------------------------------------------
    Accumulated benefit                                                          $11,317,000               $ 8,977,000
                                                                   ===================================================
    Projected benefit obligation                                                 $13,495,000               $11,275,000
    Plan assets at fair value                                                     10,177,000                 9,937,000
                                                                   ---------------------------------------------------
    Projected benefit obligation in excess of
          Plan assets                                                              3,318,000                 1,338,000
    Unrecognized net transition obligation
          amortized over fifteen years                                            (1,847,000)                 (764,000)
    Unrecognized net loss and prior service cost                                    (423,000)                 (174,000)
                                                                   ---------------------------------------------------
    Accrued pension                                                              $ 1,048,000               $   400,000
                                                                   ===================================================

    Net periodic pension cost was $956,000, $986,000 and $1,187,000, respectively, for the years ended September 30, 1998, 1997 and 1996, and consists of the following:

                                              ---------------------------------------------------------------------------
                                                          1998                     1997                      1996
                                              ---------------------------------------------------------------------------
    Service cost                                             $ 687,000               $   687,000               $  765,000
    Interest cost                                              863,000                   772,000                  696,000
    Return on Plan assets                                     (582,000)               (1,415,000)                (519,000)
    Net total of other components                              (12,000)                  942,000                  245,000
                                              ---------------------------------------------------------------------------
     Net periodic pension cost                               $ 956,000               $   986,000               $1,187,000
                                              ===========================================================================

              See Note 16 for a discussion of the Company's Supplemental Retirement Plan.

10. AGREEMENTS WITH THIOKOL CORPORATION

    In 1989, the Company entered into an Advance Agreement and Surcharge Agreement and certain other agreements (collectively the "NASA/Thiokol Agreements") with Thiokol. Under the Advance and Surcharge Agreements, Thiokol was required to place sufficient orders for AP such that, combined with orders from other AP customers, the Company would receive revenues in respect of at least 20.0 million pounds per year, 5.0 million per quarter, over seven years (140.0 million pounds in the aggregate), beginning with initial production. The Company was required to impose a surcharge on all sales of AP sufficient to amortize the AP Facility Loan over or during the period of such revenue assurance.

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

    The Amendment provided for the Company to receive revenues, excluding surcharge revenues, from sales of AP of approximately $33 million, $28 million and $20 million during the fiscal years ending September 30, 1994, 1995 and 1996, respectively. Prior to the effective date of the Amendment, the Company was indebted to Thiokol for approximately $10,208,000 under the Working Capital Agreement and Repayment Plan. The Amendment required the Company to pay $750,000 of this amount ratably as deliveries of AP were made over the remainder of the fiscal year ended September 30, 1994. The remaining obligation under the Working Capital Agreement and Repayment Plan was repaid by the Company through delivery of AP.

11. COMMITMENTS AND CONTINGENCIES

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

    As discussed in Note 5, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease is for an initial term of 10 years and is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Rental payments were approximately $550,000 during the fiscal years ended September 30, 1998, 1997 and 1996. Future minimum rental payments under this lease for the years ending September 30, are as follows:

                  1999                     550,000
                  2000                     550,000
                  2001                     275,000
                                  ----------------
Total                                   $1,375,000
                                  ================

12. SHAREHOLDERS' EQUITY

    The Company has authorized the issuance of 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, 125,000 shares have been designated as Series B and 15,340 shares have been designated as Series C redeemable convertible preferred stock. The Series C redeemable convertible preferred stock was redeemed in December 1989, and is no longer authorized for issuance. No preferred stock is issued or outstanding.

    The Company has granted options and warrants to purchase shares of the Company's common stock at prices at or in excess of market value at the date of grant. The options and warrants were granted under various plans or by specific grants approved by the Company's Board of Directors. In 1994, the former Executive Vice President of the Company exercised options for 45,000 shares of the Company's common stock by executing demand notes bearing interest at a bank's prime rate for the total option price of $174,000. Approximately $97,000 of this amount remains outstanding at September 30, 1998. Interest income of approximately $8,000 was recorded on these notes in each of the fiscal years ended 1998, 1997 and 1996.

    Option and warrant transactions are summarized as follows:

                                                                     Shares Under
                                                                      Options and
                                                                        Warrants                     Option Price
                                                                 ----------------------------------------------------
October 1, 1995                                                                 3,330,050          $ 3.88  -  $ 21.50
Exercised, expired or canceled                                                    (35,000)           3.88  -    12.50
                                                                 ----------------------------------------------------
September 30, 1996                                                              3,295,050            3.88  -    21.50
Granted                                                                           587,000            6.38  -     7.13
Exercised, expired or canceled                                                    (75,050)           3.88  -    12.63
                                                                 ----------------------------------------------------
September 30, 1997                                                              3,807,000            4.88  -    21.50
Granted                                                                           116,000            7.00  -     7.19
Exercised, expired or canceled                                                   (169,000)           3.88  -    21.50
                                                                 ----------------------------------------------------
September 30, 1998                                                              3,754,000          $ 3.88  -  $ 21.50
                                                                 ----------------------------------------------------

    In February 1992, the Company issued $40,000,000 in Azide Notes with Warrants. See Note 6 for a description of the Warrants. Shares under options and warrants at September 30, 1998 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

    The following table summarizes information about stock options and warrants outstanding at September 30, 1998:

                                           Options and Warrants Outstanding                          Options Exercisable
                            ------------------------------------------------------------     --------------------------------
                                                      Weighted
                                                      Average                                                       Weighted
                                                     Remaining               Weighted                               Average
           Range of              Number             Contractual              Average              Number            Exercise
        Exercise Price         Outstanding          Life (Years)          Exercise Price        Exercisable          Price
     -------------------     --------------     ------------------      -----------------     --------------     -------------
           $       4.88             40,000                    1.5                 $ 4.88             40,000            $ 4.88
          5.63  -  7.50            832,000                    3.4                   6.96            684,000              6.92
                  21.50             25,000                     .2                  21.50             25,000             21.50
                  14.00          2,857,000                    5.0                  14.00          2,857,000             14.00
                            --------------     ------------------      -----------------     --------------     -------------
                                 3,754,000                   4.54                 $12.45          3,606,000            $12.67
                            ==============     ==================      =================     ==============     =============

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

    Information about the Company's industry segments is as follows:

                                                                --------------------------------------------------
                                                                              Years ended September 30,
                                                                --------------------------------------------------
                                                                        1998             1997             1996
                                                                        ----             ----             ----
Revenues:
Specialty chemicals                                                 $ 47,718,000     $ 37,976,000     $ 34,061,000
Environmental protection                                               2,153,000        2,429,000        3,099,000
Real estate                                                            2,468,000        3,645,000        5,221,000
                                                                --------------------------------------------------
Total                                                               $ 52,339,000     $ 44,050,000     $ 42,381,000
                                                                ==================================================

Operating income (loss) before
   unallocated income and expenses:
Specialty chemicals                                                 $  6,422,000     $(55,227,000)    $   (879,000)
Environmental protection                                                  (2,000)        (659,000)        (249,000)
Real estate                                                            1,082,000       1, 624,000        2,069,000
                                                                --------------------------------------------------
Total                                                                  7,502,000      (54,262,000)         941,000
                                                                --------------------------------------------------

Deduct (add) unallocated expense (income):
General corporate (1)                                                    201,000        3,838,000          506,000
Equity in earnings of real estate venture                               (300,000)        (200,000)        (700,000)
Interest and other income                                             (1,294,000)      (1,115,000)      (1,381,000)
Interest and other expense                                             5,734,000        2,001,000        2,836,000
Extraordinary loss                                                     5,172,000
Income tax credit                                                                     (10,101,000)        (109,000)
                                                                --------------------------------------------------
Net loss                                                            $ (2,011,000)    $(48,685,000)    $   (211,000)
                                                                ==================================================

Identifiable assets:
Specialty chemicals                                                 $ 76,265,000     $ 32,166,000     $ 91,869,000
Environmental protection                                               1,345,000        1,667,000        1,476,000
Real estate                                                           23,881,000       29,215,000       28,996,000
Corporate                                                             24,537,000       27,033,000       27,678,000
                                                                --------------------------------------------------
Total                                                               $126,028,000     $ 90,081,000     $150,019,000
                                                                ==================================================

Financial information relating to domestic and export sales
 (domestic operations):
Domestic revenues                                                   $ 50,629,000     $ 42,723,000     $ 40,029,000
Export revenues                                                        1,710,000        1,327,000        2,784,000
                                                                --------------------------------------------------
Total                                                               $ 52,339,000     $ 44,050,000     $ 42,381,000
                                                                ==================================================

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

    The majority of depreciation and amortization expense and capital expenditures relate to the Company's specialty chemicals segment. Depreciation and amortization expenses for the years ended September 30 are as follows:

                                                   ---------------------------------------------------------------------
                                                              1998                   1997                   1996
                                                   ---------------------------------------------------------------------
Specialty chemicals                                             $4,718,000             $6,749,000             $6,899,000
All other segments                                                 604,000                936,000                911,000
                                                   ---------------------------------------------------------------------
Total                                                           $5,322,000             $7,685,000             $7,810,000
                                                   =====================================================================

    Capital expenditures for the years ended September 30 are as follows:

                                                                       ----------------------------------------------
                                                                                  1998                   1997
                                                                       ----------------------------------------------
Specialty chemicals                                                                 $2,284,000             $1,524,000
All other segments                                                                     482,000                 33,000
                                                                       ----------------------------------------------
Total                                                                               $2,766,000             $1,557,000
                                                                       ==============================================

    The Company had three customers that accounted for 10% or more of the Company's revenues in one or more of fiscal 1998, 1997 and 1996. These three customers accounted respectively for the following revenues during the fiscal years ended September 30:

                                                             -----------------------------------------
       Customer                 Chemical         Industry       1998           1997           1996
------------------------------------------------------------------------------------------------------
A                         Ammonium Perchlorate   Space       $20,421,000    $15,661,000    $20,000,000
B                         Ammonium Perchlorate   Space         8,633,000      4,614,000
C                         Sodium Azide           Airbag        9,884,000     11,715,000      9,378,000
                                                            ------------------------------------------

14. SODIUM AZIDE

    In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in automotive airbag safety systems. In addition, Dynamit Nobel provided technical support for the design, construction and start-up of the facility.

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

    In May 1997, the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") (formerly Morton International Automotive Safety Products). The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997. The current estimated sales value of the agreement is approximately $30.0 million over the three-year period. This actual sales value, however, will depend upon many factors beyond the control of the Company, such as the number of automobiles and light trucks manufactured and competitive conditions in the airbag market, that will influence the actual magnitude of Autoliv's sodium azide requirements, and there can therefore be no assurance as to the actual sales value of the agreement.

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

    The Company incurred significant operating losses in its sodium azide operation in the fiscal year 1997 and prior fiscal years. Such operating history was partially expected by the Company as a result of the generally lengthy process of qualification for use of new material in automotive safety equipment. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above, and the operations were cash flow positive during the year ended September 30, 1997. Capacity utilization rates increased from approximately 45% in the third quarter of fiscal 1997 to approximately 55% in the fourth quarter of 1997. However, even though performance improved, management's view of the economics of the sodium azide market changed significantly during the fourth quarter of
    fiscal 1997.   During late August, September, October and November of 1997 the following events or developments occurred that changed the Company's view of the economics of the sodium azide market:

    . The Company was unsuccessful in its attempts to sell sodium azide to major users other than Autoliv. With the procurement cycle for the automotive model year beginning in July or August, the Company previously believed it would be successful in achieving significant sales to other major users.

    . One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that they intended to be in the market with this new technology by model year 1999. This announcement, coupled with the fact that other inflator manufacturers appear to be pursuing non-azide based inflator technology more aggressively than before, caused a reduction in the Company's estimates of annual sodium azide demand requirements and, possibly more importantly, the duration that such requirements would exist.

    . The effects of the antidumping petition appeared to have been fully incorporated into the sodium azide market by the end of fiscal 1997. At September 30, 1997, management believed that the antidumping related environment would remain unchanged as a result of the continued strength and outlook of the U.S. dollar relative to the Japanese yen (the home country currency of the Company's major competitor).

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

    This impairment charge was recorded as a reduction of the sodium azide building and equipment and related accumulated depreciation in the amounts of approximately $69,537,000 and $16,932,000, respectively, to reduce the carrying value of these assets to $13,500,000, or the estimate of their fair value.

    The Company will continue to use the sodium azide assets in its operations as long as the cash flows generated from the use of such assets are positive. The Company estimates that cash flows will be negligible around calendar 2005 and as such the sodium azide assets are being depreciated over the lesser of their useful lives or seven years.

15. HALOTRON(TM)

    On August 30, 1991, the Company entered into an agreement (the "Halotron(TM) Agreement") granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron I (a replacement for halon
    1211). Halotron products are fire suppression systems, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as a fire suppression agent in military, industrial, commercial and residential applications.

    The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM) I, which together with testing undergone by Halotron(TM) I at independent laboratories in Sweden and the United States and consulting services that were provided, was intended to enable the Company to evaluate Halotron I's commercial utility and feasibility. In February 1992, the Company announced that a series of technical evaluations and field tests conducted at the University of New Mexico had been positive and equivalent to the performance previously reported in testing at the Swedish National Institute of Testing and Standards and the University of Lund in Sweden.

    In February 1992, the Company determined to acquire the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $700,000 (the exercise price of $1,000,000, less advance payments previously made) and became obligated to pay the further sum of $1,500,000 in equal monthly installments of $82,000, commencing in March 1992. The license agreement entered into between the Company and the inventors of Halotron(TM) I provides for a royalty to the inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years.

    The Company has designed and constructed a Halotron(TM) facility that has an annual capacity of approximately 6,000,000 pounds, located on land owned by the Company in Iron County, Utah.

    As discussed above, in 1992, the Company purchased the rights to certain fire suppression chemicals and delivery systems called Halotron(TM) from their Swedish inventor, Jan Andersson and his corporation, AB Bejaro Product. The Company claimed that Andersson and Bejaro breached the contract in which they had sold the rights to Halotron(TM). This alleged breach resulted in litigation initiated by the Company. This initial litigation was settled when Andersson and Bejaro promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave the Company exclusive rights to the Halotron(TM) chemicals and delivery systems.

    Following the settlement of the initial litigation, however, Andersson and Bejaro failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, litigation was initiated in the Utah state courts in March 1994, for the purpose of establishing the Company's exclusive rights to the Halotron(TM) chemicals and delivery systems. On August 15, 1994, the court entered a default judgment ("Judgment") against Andersson and Bejaro granting the injunctive relief requested by the Company and awarding damages in the amount of $42,233,000.

    The trial court further ordered Andersson and Bejaro to execute documents required for patent registration of Halotron (TM) in various countries. When Andersson and Bejaro ignored this order, the Court directed the Clerk of the Court to execute these documents on behalf of Andersson and Bejaro. Finally, the Court ordered that Andersson's and Bejaro's rights to any future royalties from sales of Halotron(TM) were terminated. The Company is exploring ways to collect the Judgment from Andersson and Bejaro. It appears that Andersson and Bejaro have few assets and those assets they do have appear to have been placed beyond reach of the Judgment.

    The Company has initiated arbitration proceedings against Jan Andersson and Bejaro to enforce Halotron's(TM) patent rights to Halotron(TM) against Andersson. The parties have each submitted statements of claims, with supporting documents, affidavits and briefs to the arbitration panel. Jan Andersson and Bejaro have also asserted a counterclaim against the Company, alleging that the Company wrongfully deprived Andersson and Bejaro of royalties due under the agreements with the Company. Andersson and Bejaro seek $6,200,000, including damages for alleged physical suffering and punitive damages. The Company has sought to strike the counterclaim as having been filed untimely. If the counterclaim is not stricken, the Company will vigorously contest claims asserted in the counterclaim. The Company believes the counterclaim to be without merit. The hearing for the arbitration was held in early November, 1998. The Company currently expects a decision in the arbitration in early calendar 1999.

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