Form 10-Q
period 1998-12-31
AMERICAN PACIFIC CORP
filed 1999-02-11
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


             X Quarterly  Report  Pursuant  to Section 13 or 15 (d)
             -
                    of the  Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,176,037 as of January 31, 1999.

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

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)   10.1  Amended and Restated American Pacific Corporation Supplemental
                Executive Retirement Plan, effective January 1, 1999.

          27. Financial Data Schedules. This Exhibit is filed in connection with the Registrant's electronic filing.

     b)   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERICAN PACIFIC CORPORATION




Date:  February 11, 1999            /s/ JOHN R. GIBSON
                                    ------------------
                                    John R. Gibson
                                    Chief Executive Officer and President


Date:  February 11, 1999            /s/ DAVID N. KEYS
                                    -----------------
                                    David N. Keys
                                    Executive Vice President,
                                    Chief Financial Officer,  Secretary
                                    and Treasurer; Principal Financial
                                    and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                    For the Three Months Ended December 31,
                                  (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                          1998                    1997
----------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                                           $18,854,000             $11,268,000
Cost of Sales                                                           11,588,000               8,106,000
                                                                       -----------             -----------
 Gross Profit                                                            7,266,000               3,162,000

Operating Expenses                                                       2,492,000               2,183,000
                                                                       -----------             -----------
Operating Income                                                         4,774,000                 979,000

Equity in Earnings of Real Estate Venture                                                          300,000

Net Interest and Other Expense                                           1,473,000                 713,000
                                                                       -----------             -----------

Income Before Provision for Income Taxes                                 3,301,000                 566,000

Provision for Income Taxes                                             -----------             -----------
Net Income                                                             $ 3,301,000             $   566,000
                                                                       -----------             -----------
Basic Net Income Per Share                                             $       .40                    $.07

Average Shares Outstanding                                               8,189,000               8,138,000
                                                                       -----------             -----------
Diluted Net Income Per Share                                           $       .40                    $.07
                                                                       -----------             -----------
Diluted Shares                                                           8,244,000               8,217,000
                                                                       -----------             -----------

  See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------------
                                                          December 31,                    September 30,
                                                              1998                            1998
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                                 $ 30,109,000                   $ 20,389,000
 Accounts and Notes Receivable                                4,744,000                      8,927,000
 Related Party Notes Receivable                                 510,000                        536,000
 Inventories                                                 11,368,000                     13,730,000
 Prepaid Expenses and Other Assets                            1,273,000                        839,000
 Restricted Cash                                              1,178,000                      1,176,000
                                                           -----------                    ------------
  Total Current Assets                                       49,182,000                     45,597,000

Property, Plant and Equipment, Net                           20,332,000                     19,529,000
Intangible Assets, Net                                       37,228,000                     38,252,000
Development Property                                          6,750,000                      7,036,000
Real Estate Equity Investments                               16,648,000                     17,112,000
Other Assets, Net                                             3,067,000                      3,233,000
                                                           -----------                    ------------
  TOTAL ASSETS                                             $133,207,000                   $130,759,000
                                                           ============                   ============


  See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------
                                                                December 31,             September 30,
                                                                   1998                      1998
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Liabilities                      $  9,279,000             $  9,635,000
 Current Portion of Long-Term Debt                                1,178,000                1,176,000
                                                               ------------             ------------
  Total Current Liabilities                                      10,457,000               10,811,000

 Long-Term Debt                                                  70,000,000               70,000,000
 Long-Term Payables                                               2,141,000                2,350,000
                                                               ------------             ------------
  TOTAL LIABILITIES                                              82,598,000               83,161,000
                                                               ------------             ------------

Commitments and Contingencies

Warrants to Purchase Common Stock                                 3,569,000                3,569,000

Shareholders' Equity:
Common Stock                                                        842,000                  842,000
Capital in Excess of Par Value                                   79,488,000               79,488,000
Accumulated Deficit                                             (31,417,000)             (34,718,000)
Treasury Stock                                                   (1,786,000)              (1,486,000)
Receivable from the Sale of Stock                                   (87,000)                 (97,000)
                                                               ------------             ------------
  Total Shareholders' Equity                                     47,040,000               44,029,000
                                                               ------------             ------------
                                                               ------------             ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $133,207,000             $130,759,000
                                                               ============             ============

  See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended December 31,
                                  (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                      1998                     1997
-----------------------------------------------------------------------------------------------------------
Cash Provided by (Used For) Operating Activities                   $11,261,000              $(5,470,000)
                                                                   -----------              -----------

Cash Flows Provided by (Used For) Investing Activities:
         Capital Expenditures                                       (1,705,000)                (969,000)
 Real estate equity investment   capital activity                      464,000                1,713,000
                                                                   -----------              -----------
Net Cash Provided by (Used For) Investing Activities                (1,241,000)                 744,000
                                                                   -----------              -----------

Cash Flows From Financing Activities:
 Principal Payments on Debt                                                                  (1,166,000)
 Treasury Stock Acquired                                              (300,000)
                                                                   -----------              -----------
Net Cash Used For Financing Activities                                (300,000)              (1,166,000)
                                                                   -----------              -----------

Net Increase (Decrease) in Cash and
Cash Equivalents                                                     9,720,000               (5,892,000)
Cash and Cash Equivalents, Beginning of Period                      20,389,000               18,881,000
                                                                   -----------              -----------
Cash and Cash Equivalents, End of Period                           $30,109,000              $12,989,000
                                                                   ===========              ===========

  See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1998 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 1998 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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


2.   NET INCOME PER COMMON SHARE

     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 3,160,000 and 3,229,000 shares of common stock were not included in diluted per share calculations during the three-month periods ended December 31, 1998 and 1997, respectively, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.   INVENTORIES

     Inventories consist of the following:

                                     December 31,   September 30,
                                         1998           1998
                                     ------------   -------------

     Work-in-process                  $ 6,550,000     $ 8,685,000
     Raw materials and supplies         4,818,000       5,045,000
                                      -----------     -----------
     Total                            $11,368,000     $13,730,000
                                      -----------     -----------


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


5.   INCOME TAXES

     The Company established a valuation allowance for deferred tax assets in the amount of $10.4 million as of September 30, 1997. At September 30, 1998, the balance of the valuation allowance was $10,993,000. The Company's effective tax rate will be 0% until its net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.


6.   REAL ESTATE EQUITY INVESTMENTS

     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month period ended December 31, 1998 was as follows:


                                        As of and for the
                                           Three-Month
                                          Period Ended
                                        December 31, 1998
                                        -----------------

            Income Statement:
                Revenues                      $13,550,000
                Gross Profit                    1,059,000
                Operating Expenses                419,000
                Net Income                    $   662,000

            Balance Sheet:
                Assets                        $25,635,000
                Liabilities                    12,676,000
                Equity                        $12,959,000

     GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of Notes and accounts payable. Inventories were $21,320,000 at December 31, 1998.

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

The Company has incurred net losses during its last three fiscal years and an operating loss during the fiscal year ended September 30, 1997. As a result, pre-tax income has not been sufficient to recover interest charges.

The Company believes that North American AP demand is currently approximately 20 to 25 million pounds annually. However, supply capacity has historically been substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the existing AP market, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and repurchased the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 66% and 50% of revenues during the three-month periods ended December 31, 1998 and 1997, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 20% and 32% of revenues during the three-month periods ended December 31, 1998 and 1997, respectively. In the summer of 1998, shipments of sodium azide were negatively impacted by a labor strike at certain General Motor's ("GM") facilities. Shipments of sodium azide increased significantly in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998.

Sales of Halotron(TM) amounted to approximately 1% of revenues during the three-month periods ended December 31, 1998 and 1997. Halotron(TM) is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 9% and 15% of revenues during the three-month periods ended December 31, 1998 and 1997, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 4% and 2% of revenues during the three-month periods ended December 31, 1998 and 1997, respectively. It is currently anticipated that sales of this segment will be adversely affected in fiscal 1999 and perhaps beyond by the continuing adverse economic developments and conditions in the Company's foreign markets (particularly Asian markets).

Cost of Sales.  The principal elements comprising the Company's cost of sales
--------------
are raw materials, electric power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials.

Raw material, electric power and labor costs have not changed significantly recently. The costs of operating the Company's specialty chemical plants are, however, largely fixed. Accordingly, the Company believes that the additional AP sales volume resulting from the Acquisition should continue to generate significant incremental cash flow because of the operating leverage associated with the perchlorate plant. However, amortization of the Acquisition costs is estimated to amount to approximately $4.0 million annually.

Income Taxes.  The Company's effective income tax rates were 0% during the
------------
three-month periods ended December 31, 1998 and 1997. The Company's effective income tax rate decreased to 0% during these periods as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter of fiscal 1997. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

Net Income.  Although the Company's net income and diluted net income per common
----------
share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in
Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) timing of real estate and related sales and equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Sales and Operating Revenues.  Sales increased $7.6 million, or 67%, during the
----------------------------
three months ended December 31, 1998, to $18.9 million from $11.3 million in the corresponding period of the prior year. This increase was principally attributable to increased sales of specialty chemicals. Perchlorate chemical sales increased approximately $6.9 million principally as a result of the consummation of the Acquisition. Environmental protection equipment sales increased approximately $0.5 million due primarily to the timing of the shipment of certain equipment.

Cost of Sales.  Cost of sales increased $3.5 million, or 43%, in the three
-------------
months ended December 31, 1998, to $11.6 million from $8.1 million in the corresponding period of the prior year. Such increase was principally due to an increase in costs associated with perchlorate operations. The increase in perchlorate costs was due to increased volumes and amortization of costs associated with the Acquisition. As a percentage of sales, cost of sales decreased in the three months ended December 31, 1998, to 62% as compared to 72% in the corresponding period of the prior year. This decrease was due principally to the increase in perchlorate sales volume.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
increased $0.3 million, or 14%, in the three months ended December 31, 1998, to $2.5 million from $2.2 million in the corresponding period of 1997.

Net Interest Expense.  Net interest and other expense increased to $1.5 million
--------------------
in the three months ended December 31, 1998, from $0.7 million in the corresponding period of the prior year as a result of the issuance of the Notes in March 1998.

Equity in Earnings of Real Estate Venture.  The Company's share of equity in its
-----------------------------------------
Ventana Canyon joint venture was $0 million and $0.3 million during the three-month periods ended December 31, 1998 and 1997, respectively. The joint venture has historically operated at or near a break-even point on residential activity and has generated net income on sales of improved land.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the three-month periods ended December 31, 1998 and 1997 was as follows:

                                                                      1998                          1997
                                                                ------------                   ------------
Specialty chemicals                                               $3,713,000                     $  95,000
Environmental protection equipment                                    (7,000)                     (164,000)
Real Estate                                                        1,311,000                       868,000
                                                                  ----------                     ---------
          Total                                                   $5,017,000                     $ 799,000
                                                                  ==========                     =========

The increase in operating income in the Company's specialty chemical industry segment was attributable to the increase in perchlorate sales referred to above. The decrease in environmental protection equipment segment operating loss was primarily due to increased sales. The increase in real estate segment operating income was attributable to improved margins on land sales.

Inflation

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 1998 or 1997. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

Liquidity and Capital Resources

In March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes

Cash flows provided by operating activities were $11.3 million during the three-months ended December 31, 1998. The Company used cash in operations of $5.5 million during the first quarter of last fiscal year. Cash flows from operating activities increased in the first three months of fiscal 1998 principally as a result of increased sales and margins in the Company's specialty chemical operations. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $1.7 million during the three months ended December 31, 1998, compared to $1.0 million during the same period last year. Capital expenditures are budgeted to amount to approximately $4.5 million in fiscal 1999 and relate principally to specialty chemical segment capital improvement projects.

During the three-month period ended December 31, 1998, the Company received cash of approximately $0.5 million relating to the return of capital invested in the Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

As a result of the contingencies discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has incurred legal and other costs, and it may incur material legal and other costs associated with the resolution of contingencies in future periods. Any such costs, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs, if any, or the period of time over which such costs will be incurred.

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

The Company recently reevaluated its estimates and assumptions of the costs directly associated with its Year 2000 project and currently estimates that approximately $0.5 million in costs will be incurred that are directly associated with the project. Through December 31, 1998, the Company had incurred approximately $0.3 million in costs that were directly related to its Year 2000 project.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

       1. (a) Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

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

       4. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing, the performance of the managing partner of its residential real estate joint venture (Ventana Canyon Joint Venture) and regulatory and environmental matters that may have a negative impact on sales or costs.

       5. The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

       6. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 4 of Notes to Condensed Consolidated Financial Statements and claims made by or against the Company relative to patents or property rights.

       7. Integration of new customers and the ability to meet additional production and delivery requirements resulting from the Acquisition.

       8. The results of the Company's periodic review of impairment issues under the provisions of SFAS No. 121.

       9. The dependence upon a single facility for the production of most of the Company's products.