Form 10-Q
period 1999-03-31
AMERICAN PACIFIC CORP
filed 1999-05-14
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d)
           ---
                    of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,131,037 as of April 30, 1999.

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

ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
         ------------------------------------------------------------------
         Results of Operations
         ---------------------

         The information required by Item 303 of Regulation S-K is provided on pages 10 through 15 of this Report on Form 10-Q.

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

         None.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The following matters were submitted to a vote of Security Holder's at the Registrant's Annual Meeting of Stockholders held on March 16, 1999:

                1) Election of the following Class B Directors to serve for a term of three years expiring in 2002:

                          Nominee            Number of Votes For      Number of Votes Withheld
                          -------            -------------------      ------------------------
                    Jan H. Loeb                   7,448,424                      22,404
                    Norval F. Pohl                6,354,100                   1,116,728
                    C. Keith Rooker               6,309,247                   1,161,581
                    Jane L. Williams              6,355,157                   1,115,671


ITEM 5.   Other Information
          -----------------

          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

       a) 27. Financial Data Schedules. This Exhibit is filed in connection with the Registrant's electronic filing.

       b)   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN PACIFIC CORPORATION

Date:  May 14, 1999                    /S/ JOHN R. GIBSON
                                       ------------------
                                       John R. Gibson
                                       Chief Executive Officer and President

Date:  May 14, 1999                    /S/ DAVID N. KEYS
                                       -----------------
                                       David N. Keys
                                       Executive Vice President,
                                       Chief Financial Officer,  Secretary
                                       and Treasurer; Principal Financial
                                       and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                                  (unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                   For the three months ended             For the six months
                                                           March 31,                        ended March 31,
                                                    1999                1998              1999           1998
-----------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                        $16,891,000        $14,119,000     $35,745,000    $25,387,000
Cost of Sales                                        10,970,000          9,129,000      22,558,000     17,235,000
                                           ----------------------------------------------------------------------
  Gross Profit                                        5,921,000          4,990,000      13,187,000      8,152,000

Operating Expenses                                    2,465,000          2,247,000       4,957,000      4,430,000
                                           ----------------------------------------------------------------------

Operating Income                                      3,456,000          2,743,000       8,230,000      3,722,000

Equity in Earnings of Real Estate
  Venture                                                                                                 300,000

Net Interest and Other
  Expense                                             1,392,000            750,000       2,865,000      1,463,000
                                           ----------------------------------------------------------------------

Income Before Provision for Income
  Taxes                                               2,064,000          1,993,000       5,365,000      2,559,000

Provision for Income Taxes
                                           ----------------------------------------------------------------------

Net Income Before Extraordinary Loss                  2,064,000          1,993,000       5,365,000      2,559,000

Extraordinary Loss-Debt
  Extinguishment                                                         5,005,000                      5,005,000
                                           ----------------------------------------------------------------------

Net Income (Loss)                                   $ 2,064,000        $(3,012,000)    $ 5,365,000    $(2,446,000)
                                           ----------------------------------------------------------------------

Basic Net Income (Loss) Per Share:

  Income Before Extraordinary Loss                  $       .25        $       .24     $       .66    $       .31
                                           ----------------------------------------------------------------------

  Extraordinary Loss                                $                  $      (.61)    $              $      (.61)
                                           ----------------------------------------------------------------------

  Net Income (Loss)                                 $       .25        $      (.37)    $       .66    $      (.30)
                                           ----------------------------------------------------------------------

Average Shares Outstanding                            8,144,000          8,165,000       8,167,000      8,151,000
                                           ----------------------------------------------------------------------

Diluted Net Income (Loss) Per Share:

  Income Before Extraordinary Loss                  $       .25        $       .24     $       .65    $       .31

  Extraordinary Loss                                $                  $      (.60)    $              $      (.61)
                                           ----------------------------------------------------------------------

  Net Income (Loss)                                 $       .25        $      (.36)    $       .65    $      (.30)
                                           ----------------------------------------------------------------------

Diluted Shares                                        8,291,000          8,337,000       8,267,000      8,280,000
                                           ----------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


---------------------------------------------------------------------------------------------
                                                         March 31,            September 30,
                                                            1999                  1998
---------------------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                               $ 29,667,000            $ 20,389,000
 Accounts and Notes Receivable                             10,284,000               8,927,000
 Related Party Notes Receivable                               480,000                 536,000
 Inventories                                               10,836,000              13,730,000
 Prepaid Expenses and Other Assets                            953,000                 839,000
 Restricted Cash                                            1,181,000               1,176,000
                                                     ----------------------------------------
  Total Current Assets                                     53,401,000              45,597,000

Property, Plant and Equipment, Net                         20,004,000              19,529,000
Intangible Assets, Net                                     36,226,000              38,252,000
Development Property                                        6,781,000               7,036,000
Real Estate Equity Investments                             15,732,000              17,112,000
Other Assets, Net                                           3,002,000               3,233,000

                                                     ----------------------------------------
  TOTAL ASSETS                                           $135,146,000            $130,759,000
                                                     ----------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
                                                               March 31,              September 30,
                                                                 1999                     1998
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Liabilities                    $  9,665,000             $  9,635,000
 Current Portion of Long-Term Debt                              1,181,000                1,176,000
                                                         -----------------------------------------
  Total Current Liabilities                                    10,846,000               10,811,000

 Long-Term Debt                                                70,000,000               70,000,000
 Long-Term Payables                                             2,007,000                2,350,000

                                                         -----------------------------------------
  TOTAL LIABILITIES                                            82,853,000               83,161,000
                                                         -----------------------------------------

Commitments and Contingencies

Warrants to Purchase Common Stock                               3,569,000                3,569,000

Shareholders' Equity:
Common Stock                                                      843,000                  842,000
Capital in Excess of Par Value                                 79,532,000               79,488,000
Accumulated Deficit                                           (29,353,000)             (34,718,000)
Treasury Stock                                                 (2,211,000)              (1,486,000)
Receivable from the Sale of Stock                                 (87,000)                 (97,000)
                                                         -----------------------------------------
  Total Shareholders' Equity                                   48,724,000               44,029,000
                                                         -----------------------------------------
                                                         -----------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $135,146,000             $130,759,000
                                                         -----------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                       For the three months             For the six months
                                                          ended March 31,                 ended March 31,
                                                       1999            1998            1999            1998
---------------------------------------------------------------------------------------------------------------

Cash Provided by (Used For)
 Operating Activities                               $  (591,000)   $  5,059,000     $10,670,000    $   (411,000)
                                                ---------------------------------------------------------------

Cash Flows Provided by (Used For) Investing
 Activities:
 Capital Expenditures                                  (387,000)       (679,000)     (2,092,000)     (1,648,000)
 Payment for Acquisition of Intangible                              (39,000,000)                    (39,000,000)
 Real Estate Equity Investment
 Capital Activity                                       916,000       1,018,000       1,380,000       2,731,000
                                                ---------------------------------------------------------------

Net Cash Provided by (Used For) Investing
 Activities                                             529,000     (38,661,000)       (712,000)    (37,917,000)
                                                ---------------------------------------------------------------

Cash Flows from Financing Activities:
 Principal Payments on Debt                                         (30,000,000)                    (31,166,000)
 Issuance of Notes                                                   75,000,000                      75,000,000
 Premium Paid on Debt Extinguishment                                 (3,250,000)                     (3,250,000)
 Debt issue Costs                                                    (2,707,000)                     (2,707,000)
 Issuance of Common Stock                                45,000         599,000          45,000         599,000
 Treasury Stock Acquired                               (425,000)                       (725,000)
                                                ---------------------------------------------------------------

Net Cash Provided by (Used For)
 Financing Activities                                  (380,000)     39,642,000        (680,000)     38,476,000
                                                ---------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                      (442,000)      6,040,000       9,278,000         148,000
Cash and Cash Equivalents,
 Beginning of Period                                 30,109,000      12,989,000      20,389,000      18,881,000
                                                ---------------------------------------------------------------

Cash and Cash Equivalents,
 End of Period                                      $29,667,000    $ 19,029,000     $29,667,000    $ 19,029,000
                                                ---------------------------------------------------------------

Supplemental Disclosure of Cash Flow
 Information:
Interest Paid (Net of Amounts Capitalized)          $ 3,238,000    $  1,650,000     $ 3,238,000    $  1,650,000
                                                ---------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1998 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from these and other estimates.

2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended March 31, 1999 and 1998, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.   INVENTORIES

     Inventories consist of the following:

                                      March 31,    September 30,
                                        1999           1998
                                     -----------   -------------

     Work-in-process                 $ 6,486,000     $ 8,685,000
     Raw materials and supplies        4,350,000       5,045,000
                                     -----------     -----------
     Total                           $10,836,000     $13,730,000
                                     -----------     -----------

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

5.   INCOME TAXES

     The Company established a valuation allowance for deferred tax assets in the amount of $10.4 million as of September 30, 1997. At September 30, 1998, the balance of the valuation allowance was $11.0 million. The Company's effective tax rate will be 0% until its net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.


6.   REAL ESTATE EQUITY INVESTMENTS

     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and six-month periods ended March 31, 1999 was as follows:

                                                        As of and for the                 As of and for the
                                                    Three-Month Period Ended           Six-Month Period Ended
                                                         March 31, 1999                     March 31, 1999
                                                         --------------                     --------------

     Income Statement:
       Revenues                                              $ 9,682,000                      $23,232,000
       Gross Profit                                              975,000                        2,034,000
       Operating Expenses                                        337,000                          756,000
       Net Income                                                684,000                        1,346,000

     Balance Sheet:
       Assets                                                $20,965,000                      $20,965,000
       Liabilities                                             8,782,000                        8,782,000
       Equity                                                 12,183,000                       12,183,000

     GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of notes and accounts payable. Inventories were $19.4 million at March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron(TM), a chemical used in fire suppression systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron(TM) facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemical segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

The Company believes that North American AP demand is currently approximately 20 to 25 million pounds annually. However, supply capacity has historically been substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the AP market, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and repurchased the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 72% and 61% of revenues during the six-month periods ended March 31, 1999 and 1998, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 20% and 24% of revenues during the six-month periods ended March 31, 1999 and 1998, respectively. In the summer of 1998, shipments of sodium azide were negatively impacted by a labor strike at certain General Motor's ("GM") facilities. Shipments of sodium azide increased significantly in the first and second quarters of fiscal 1999 as compared to the fourth quarter of fiscal 1998.

Sales of Halotron(TM) amounted to approximately 1% of revenues during the six-month periods ended March 31, 1999 and 1998. Halotron(TM) is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 5% and 9% of revenues during the six-month periods ended March 31, 1999 and 1998, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 2% and 5% of revenues during the six-month periods ended March 31, 1999 and 1998, respectively. It is currently anticipated that sales of this segment will be adversely affected in fiscal 1999 and perhaps beyond by the recent adverse economic developments and conditions in the Company's foreign markets (particularly Asian markets).

Cost of Sales.  The principal elements comprising the Company's cost of sales
--------------
are raw materials, electric power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all of the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities with relatively stable pricing, and the Company has had no difficulty obtaining necessary raw materials.

The costs of operating the Company's specialty chemical plants are, however, largely fixed.

Income Taxes.  The Company's effective income tax rates were 0% during the six-
------------
month periods ended March 31, 1999 and 1998. The Company's effective income tax rate was 0% during these periods as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter of fiscal 1997. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

Net Income (Loss).  Although the Company's net income (loss) and diluted net
-----------------
income (loss) per share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) timing of real estate and related sales and the equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

Results of Operations

Three Months Ended March  31, 1999 Compared to Three Months Ended March 31, 1998

Sales and Operating Revenues.  Sales increased $2.8 million, or 20%, during the
----------------------------
three months ended March 31, 1999, to $16.9 million from $14.1 million in the corresponding period of the prior year. This increase was principally attributable to increased sales of specialty chemicals. Perchlorate chemical sales increased approximately $3.5 million principally as a result of the consummation of the Acquisition. Environmental protection equipment sales decreased approximately $0.9 million due primarily to the timing of the shipment of certain equipment. Real estate sales decreased approximately $0.6 million as a result of reduced land sales.

Cost of Sales.  Cost of sales increased $1.9 million, or 20%, in the three
-------------
months ended March 31, 1999, to $11.0 million from $9.1 million in the corresponding period of the prior year. Such increase was principally due to an increase in costs associated with perchlorate operations. The increase in perchlorate costs was due to increased sales volumes and amortization of costs associated with the Acquisition.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
increased $0.3 million, or 14%, in the three months ended March 31, 1999, to $2.5 million from $2.2 million in the corresponding period of 1998.

Net Interest Expense.  Net interest and other expense increased to $1.4 million
--------------------
in the three months ended March 31, 1999, from $0.8 million in the corresponding period of the prior year as a result of the issuance of the Notes in March 1998.

Six Months Ended March  31, 1999 Compared to Six Months Ended March 31, 1998

Sales and Operating Revenues.  Sales increased $10.3 million, or 41%, during the
----------------------------
six months ended March 31, 1999, to $35.7 million from $25.4 million in the corresponding period of the prior year. This increase was principally due to increased sales of perchlorate chemicals and sodium azide. Such increase was partially offset by decreases in environmental protection equipment and real estate sales. Perchlorate chemical sales increased approximately $10.3 million during the six months ended March 31, 1999.

Cost of Sales.  Cost of sales increased $5.4 million, or 31%, in the six months
-------------
ended March 31, 1999, to $22.6 million from $17.2 million in the corresponding period of the prior year. The increase in cost of sales was primarily due to increases in perchlorate and sodium azide volume. As a percentage of sales, costs of sales decreased in the six months ended March 31, 1999 to 63% as compared to 68% in the corresponding period of the prior year. The decrease was attributable to the increase in perchlorate and sodium azide sales volume. Such decrease was partially offset by the amortization of $2.0 million in capitalized Acquisition costs.

Operating Expenses.  Operating expenses were $5.0 million during the six-month
------------------
period ended March 31, 1999 compared to $4.4 million in the corresponding period of the prior year.

Net Interest Expense.  Net interest and other expense increased to $2.9 million
--------------------
in the six months ended March 31, 1999, from $1.5 million in the corresponding period of the prior year principally as a result of the issuance of the Notes.

Equity in Earnings of Real Estate Venture.  The Company's share of equity in its
-----------------------------------------
Ventana Canyon joint venture was $0 million and $0.3 million during the six-month periods ended March 31, 1999 and 1998, respectively. The joint venture has historically operated at or near a break-even point on residential activity and has generated net income on sales of improved land.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the six-month periods ended December 31, 1999 and 1998 was as follows:

                                                           1999               1998
                                                       -------------       ------------

Specialty chemicals                                       $7,911,000         $2,102,000
Environmental protection equipment                          (367,000)            60,000
Real Estate                                                1,217,000          1,271,000
                                                       -------------       ------------


          Total                                           $8,761,000         $3,433,000
                                                       =============       ============

The increase in operating income in the Company's specialty chemical industry segment was attributable to the increase in perchlorate sales referred to above. The decrease in operating performance of the environmental protection equipment segment was primarily due to decreased sales. The decrease in real estate segment operating income was attributable to decreased land sales.

Inflation

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or six-month periods ended March 31, 1999 or 1998. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

Liquidity and Capital Resources

In March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes.

Cash flows provided by operating activities were 10.7 million during the six-months ended March 31, 1999. The Company used cash in operations of $0.4 million during the first six-months of last fiscal year. Cash flows from operating activities increased principally as a result of increased sales and margins in the Company's specialty chemical operations. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $2.1 million during the six months ended March 31, 1999, compared to $1.7 million during the same period last year. Capital expenditures are budgeted to amount to approximately

$4.5 million in fiscal 1999 and relate principally to specialty chemical segment capital improvement projects.

During the six-month period ended March 31, 1999, the Company received cash of approximately $1.4 million relating to the return of capital invested in the Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

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

The Company has completed an evaluation and is in the process of resolving the problems that might be associated with the Year 2000 issue. The Company's Year 2000 project has four major components:

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

The Company's accounting system is being upgraded to a Year 2000 compliant version. This upgrade is in process, and should be completed in the third quarter of fiscal 1999. New maintenance and manufacturing (MRP) software packages have been implemented, and each is certified and tested as Year 2000 compliant.

The majority of PC computers used by the Company are Pentium class, running Microsoft's Windows 95 operating system, and are Year 2000 compliant. The Company's file servers are running on Pentium computers with Microsoft NT 4.0, and each of these is also certified Year 2000 compliant. The Company also uses Microsoft's office suite, which is Year 2000 compliant.

During the evaluation phase of its Year 2000 project, the Company identified certain potential issues related to many of its programmable logic controller units used in the manufacturing process and certain of the Company's laboratory instruments and the computers and software with which they operate. The Company is in the process of updating the equipment that is not Year 2000 compliant and expects this to be completed by the third quarter of fiscal 1999.

The Company has identified all critical vendors of raw materials, supplies and services. Each such vendor has been contacted and notified of Year 2000 issues.

Plant personnel have completed a contingency plan for plant operations that is currently being reviewed by senior management. The Company expects to have a complete Company contingency plan in place by the third quarter of fiscal 1999.

The Year 2000 issue and related risks could potentially have a material impact on the Company's operations, working capital, results of operations and financial condition. In a worst case situation, long delays or interruptions in deliveries of critical raw materials, supplies or services could materially impact the Company's ability to produce and deliver products. In addition, problems encountered by the Company's customers could cause delays or possibly cancellations of shipments and billings of the Company's products. The Company is considering these risks, among others, in the preparation of its contingency plan.

The Company recently reevaluated its estimates and assumptions of the costs directly associated with its Year 2000 project and currently estimates that approximately $0.5 million in costs will be incurred that are directly associated with the project. Through March 31, 1999, the Company had incurred approximately $0.3 million in costs that were directly related to its Year 2000 project.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

       1. (a) Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

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

       4. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing, the performance of the managing partner of its residential real estate joint venture (GRLLC) and regulatory and environmental matters that may have a negative impact on sales or costs.

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