Form 10-Q
period 1999-06-30
AMERICAN PACIFIC CORP
filed 1999-08-02
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


             X  Quarterly Report Pursuant to Section 13 or 15 (d)
            ---
                    of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,135,037 as of July 31, 1999.

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

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       a)   10.1  Employment Agreement dated May 11, 1999 between the Registrant and John R. Gibson.

            27. Financial Data Schedules. This Exhibit is filed in connection with the Registrant's electronic filing.

       b)   None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERICAN PACIFIC CORPORATION




Date:  August 2, 1999            /S/ JOHN R. GIBSON
                                 ------------------
                                 John R. Gibson
                                 Chief Executive Officer and President


Date:  August 2, 1999            /S/ DAVID N. KEYS
                                 -----------------
                                 David N. Keys
                                 Executive Vice President,
                                 Chief Financial Officer,  Secretary
                                 and Treasurer; Principal Financial
                                 and Accounting Officer

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                   For the three months ended            For the nine months
                                                            June 30,                        ended June 30,
                                                    1999                1998             1999            1998
-----------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues                   $    18,659,000     $    13,136,000   $ 54,404,000    $ 38,523,000
Cost of Sales                                       12,429,000           9,047,000     34,987,000      26,282,000
                                               ---------------     ---------------   ------------    ------------
 Gross Profit                                        6,230,000           4,089,000     19,417,000      12,241,000

Operating Expenses                                   2,548,000           2,361,000      7,505,000       6,791,000
                                               ---------------     ---------------   ------------    ------------

Operating Income                                     3,682,000           1,728,000     11,912,000       5,450,000

Equity in Earnings of Real Estate Venture                                                                 300,000

Net Interest and Other Expense                       1,326,000           1,514,000      4,191,000       2,977,000
                                               ---------------     ---------------   ------------    ------------

Income Before Provision for Income Taxes             2,356,000             214,000      7,721,000       2,773,000

Provision for Income Taxes
                                               ---------------     ---------------   ------------    ------------

Net Income Before Extraordinary Loss                 2,356,000             214,000      7,721,000       2,773,000

Extraordinary Loss-Debt Extinguishment                 174,000                            174,000       5,005,000
                                               ---------------     ---------------   ------------    ------------

Net Income (Loss)                              $     2,182,000     $       214,000   $  7,547,000    $ (2,232,000)
                                               ---------------     ---------------   ------------    ------------

Basic Net Income (Loss) Per Share:

 Income Before Extraordinary Loss              $           .29     $           .03   $        .95    $        .34

 Extraordinary Loss                                       (.02)                              (.02)           (.61)
                                               ---------------     ---------------   ------------    ------------

 Net Income (Loss)                             $           .27     $           .03   $        .93    $       (.27)
                                               ---------------     ---------------   ------------    ------------

Average Shares Outstanding                           8,134,000           8,250,000      8,156,000       8,184,000
                                               ---------------     ---------------   ------------    ------------

Diluted Net Income (Loss) Per Share:

 Income Before Extraordinary Loss              $           .28     $           .02   $        .93    $        .33

 Extraordinary Loss                                       (.02)                              (.02)           (.60)
                                               ---------------     ---------------   ------------    ------------


 Net Income (Loss)                             $           .26     $           .02   $        .91    $       (.27)
                                               ---------------     ---------------   ------------    ------------

Diluted Shares                                       8,272,000           8,563,000      8,269,000       8,384,000
                                               ---------------     ---------------   ------------    ------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                    June 30,                       September 30,
                                                                      1999                             1998
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                                      $   35,924,000                    $   20,389,000
 Accounts and Notes Receivable                                      11,667,000                         8,927,000
 Related Party Notes Receivable                                        458,000                           536,000
 Inventories                                                         9,439,000                        13,730,000
 Prepaid Expenses and Other Assets                                   1,032,000                           839,000
 Restricted Cash                                                     1,186,000                         1,176,000
                                                                --------------                    --------------
  Total Current Assets                                              59,706,000                        45,597,000

Property, Plant and Equipment, Net                                  18,484,000                        19,529,000
Intangible Assets, Net                                              35,234,000                        38,252,000
Development Property                                                 6,569,000                         7,036,000
Real Estate Equity Investments                                      12,543,000                        17,112,000
Other Assets, Net                                                    2,669,000                         3,233,000
                                                                --------------                    --------------
  TOTAL ASSETS                                                    $135,205,000                      $130,759,000
                                                                --------------                    --------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------
                                                                          June 30,              September 30,
                                                                            1999                    1998
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Liabilities                            $    10,718,000           $    9,635,000
 Current Portion of Long-Term Debt                                         1,186,000                1,176,000
                                                                     ---------------           --------------
  Total Current Liabilities                                               11,904,000               10,811,000

 Long-Term Debt                                                           67,000,000               70,000,000
 Long-Term Payables                                                        1,799,000                2,350,000
                                                                     ---------------           --------------
  TOTAL LIABILITIES                                                       80,703,000               83,161,000
                                                                     ---------------           --------------

Commitments and Contingencies

Warrants to Purchase Common Stock                                          3,569,000                3,569,000

Shareholders' Equity:
Common Stock                                                                 843,000                  842,000
Capital in Excess of Par Value                                            79,559,000               79,488,000
Accumulated Deficit                                                      (27,171,000)             (34,718,000)
Treasury Stock                                                            (2,211,000)              (1,486,000)
Receivable from the Sale of Stock                                            (87,000)                 (97,000)
                                                                     ---------------           --------------
  Total Shareholders' Equity                                              50,933,000               44,029,000
                                                                     ---------------           --------------

  TOTAL LIABILITIES AND SHAREHOLDERS'
                                                                     ---------------           --------------
  EQUITY                                                                $135,205,000             $130,759,000
                                                                     ---------------           --------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                       For the three months              For the nine months
                                                          ended June 30,                   ended June 30,
                                                       1999            1998             1999            1998
----------------------------------------------------------------------------------------------------------------
Cash Provided by Operating Activities               $ 6,507,000     $ 8,916,000    $ 17,177,000    $  8,505,000
                                                    -----------     -----------    ------------    ------------
Cash Flows Provided by (Used For) Investing
 Activities:
 Capital Expenditures                                  (413,000)       (406,000)     (2,505,000)     (2,054,000)
 Payment for Acquisition of Intangible                                                              (39,000,000)
 Real Estate Equity Investment
 Capital Activity                                     3,189,000         360,000       4,569,000       3,091,000
                                                    -----------     -----------    ------------    ------------
Net Cash Provided by (Used For) Investing
 Activities                                           2,776,000         (46,000)      2,064,000     (37,963,000)
                                                    -----------     -----------    ------------    ------------
Cash Flows from Financing Activities:
 Debt Related Payments                               (3,053,000)                     (3,053,000)     (34,416,00)
 Issuance of Notes                                                                                   75,000,000
 Debt issue Costs                                                      (360,000)                     (3,067,000)
 Issuance of Common Stock                                27,000         192,000          72,000         791,000
 Treasury Stock Acquired                                                               (725,000)
                                                    -----------     -----------    ------------    ------------
Net Cash From Financing Activities                   (3,026,000)       (168,000)     (3,706,000)     38,308,000
                                                    -----------     -----------    ------------    ------------
Net Increase in Cash and
Cash Equivalents                                      6,257,000       8,702,000      15,535,000       8,850,000
Cash and Cash Equivalents,
Beginning of Period                                  29,667,000      19,029,000      20,389,000      18,881,000
                                                    -----------     -----------    ------------    ------------
Cash and Cash Equivalents,
End of Period                                       $35,924,000     $27,731,000    $ 35,924,000    $ 27,731,000
                                                    -----------     -----------    ------------    ------------
Supplemental Disclosure of Cash Flow
 Information:
Interest Paid (Net of Amounts Capitalized)          $                              $  3,238,000    $  1,650,000
                                                    -----------     -----------    ------------    ------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1998 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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


2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 1999 and 1998, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.


3.   INVENTORIES

     Inventories consist of the following:

                                       June 30,     September 30,
                                         1999           1998
                                      ----------     -----------
     Work-in-process                  $6,533,000     $ 8,685,000
     Raw materials and supplies        2,906,000       5,045,000
                                      ----------     -----------
     Total                            $9,439,000     $13,730,000
                                      ----------     -----------

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


6.   REAL ESTATE EQUITY INVESTMENTS

     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and nine-month periods ended June 30, 1999 was as follows:

                                                 Three-Month Period Ended          Nine-Month Period Ended
                                                      June 30, 1999                      June 30, 1999
                                                     --------------                     --------------
Income Statement:
       Revenues                                      $    8,430,000                     $   31,662,000
       Gross Profit                                       2,921,000                          4,955,000
       Operating Expenses                                   380,000                          1,136,000
       Net Income                                         2,560,000                          3,906,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron, a chemical used in fire suppression systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemical segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

The Company believes that North American AP demand is currently approximately 20 to 25 million pounds annually. However, supply capacity has historically been substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the AP market, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and purchased and retired the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 65% and 63% of revenues during the nine-month periods ended June 30, 1999 and 1998, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 20% and 23% of revenues during the nine-month periods ended June 30, 1999 and 1998, respectively. In the summer of 1998, shipments of sodium azide were negatively impacted by a labor strike at certain General Motor's ("GM") facilities. Shipments of sodium azide increased significantly subsequent to the settlement of the strike.

Sales of Halotron amounted to approximately 2% and 3% of revenues during the nine-month periods ended June 30, 1999 and 1998, respectively. Halotron is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 10% and 6% of revenues during the nine-month periods ended June 30, 1999 and 1998, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 3% and 5% of revenues during the nine-month periods ended June 30, 1999 and 1998, respectively. It is currently anticipated that sales of this segment will be adversely affected in fiscal 1999 and perhaps beyond by the adverse economic developments and conditions in the Company's foreign markets (particularly Asian markets).

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

Income Taxes.  The Company's effective income tax rates were 0% during the nine-
------------
month periods ended June 30, 1999 and 1998. The Company's effective income tax rate was 0% during these periods as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter of fiscal 1997. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income in an amount sufficient to eliminate the need for the valuation allowance.

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Sales and Operating Revenues.  Sales increased $5.6 million, or 43%, during the
----------------------------
three months ended June 30, 1999, to $18.7 million from $13.1 million in the corresponding period of the prior year. This increase was principally attributable to increased sales of specialty chemicals and real estate. Sodium azide sales increased approximately $0.9 million due to increased shipments. Real estate sales increased approximately $3.7 million as a result of increased land sales.

Cost of Sales.  Cost of sales increased $3.4 million, or 38%, in the three
-------------
months ended June 30, 1999, to $12.4 million from $9.0 million in the corresponding period of the prior year. Such increase was principally due to an increase in costs associated with higher real estate and sodium azide sales.
The increase in sodium azide costs was primarily attributable to increased sales volumes.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
increased $0.1 million, or 4%, in the three months ended June 30, 1999, to $2.5 million from $2.4 million in the corresponding period of 1998.

Net Interest Expense.  Net interest and other expense decreased to $1.3 million
--------------------
in the three months ended June 30, 1999, from $1.5 million in the corresponding period of the prior year as a result of the early extinguishment of approximately $8.0 million in Notes (see below).

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Sales and Operating Revenues.  Sales increased $15.9 million, or 41%, during the
----------------------------
nine months ended June 30, 1999, to $54.4 million from $38.5 million in the corresponding period of the prior year. This increase was principally due to increased sales of specialty chemicals and real estate. Perchlorate chemical sales increased approximately $11.0 million during the nine months ended June 30, 1999, principally as a result of the consummation of the Acquisition.

Cost of Sales.  Cost of sales increased $8.7 million, or 33%, in the nine months
-------------
ended June 30, 1999, to $35.0 million from $26.3 million in the corresponding period of the prior year. The increase in cost of sales was primarily due to increases in perchlorate and sodium azide volume and the basis in real estate sold. As a percentage of sales, costs of sales decreased in the nine months ended June 30, 1999 to 64% as compared to 69% in the corresponding period of the prior year. The decrease was attributable to the increase in perchlorate and sodium azide sales volume. Such decrease was partially offset by the amortization of capitalized Acquisition costs beginning April 1, 1998.

Operating Expenses.  Operating expenses were $7.5 million during the nine-month
------------------
period ended June 30, 1999 compared to $6.8 million in the corresponding period of the prior year. The increase in operating expenses was primarily attributable to increased costs associated with the Company's investigation and evaluation of perchlorate chemicals found in Lake Mead (see Note 4 of Notes to Condensed Consolidated Financial Statements) and costs related to the Company's strategic review process.

Net Interest Expense.  Net interest and other expense increased to $4.2 million
--------------------
in the nine months ended June 30, 1999, from $3.0 million in the corresponding period of the prior year principally as a result of the issuance of the Notes.

Equity in Earnings of Real Estate Venture.  The Company's share of equity in its
-----------------------------------------
Ventana Canyon joint venture was $0 million and $0.3 million during the nine-month periods ended June 30, 1999 and 1998, respectively. The joint venture has historically operated at or near a break-even point on residential activity and has generated net income on sales of improved land.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the nine-month periods ended June 30, 1999 and 1998 was as follows:

                                                            1999                     1998
                                                       --------------           --------------
Specialty chemicals                                    $    9,403,000           $    3,882,000
Environmental protection equipment                           (239,000)                  36,000
Real Estate                                                 3,053,000                1,155,000
                                                       --------------           --------------
          Total                                        $   12,217,000           $    5,073,000
                                                       ==============           ==============

The increase in operating income in the Company's specialty chemical industry segment was attributable to the increase in perchlorate and sodium azide sales referred to above. The decrease in operating performance of the environmental protection equipment segment was primarily due to decreased sales. The increase in real estate segment operating income was attributable to increased land sales.

Inflation

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or nine-month periods ended June 30, 1999 or 1998. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

Liquidity and Capital Resources

In March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. In June 1999 and September 1998, the Company purchased and retired $3.0 million and $5.0 million, respectively, in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these transactions principally as a result of writing off costs associated with the issuance of the Notes.

Cash flows provided by operating activities were $17.2 million and $8.5 million during the nine-months ended June 30, 1999 and 1998, respectively. Cash flows from operating activities increased principally as a result of increased sales and margins in the Company's specialty chemicals and real estate operations and a reduction of inventory balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $2.5 million during the nine months ended June 30, 1999, compared to $2.1 million during the same period last year. Capital expenditures are budgeted to amount to approximately $3.5 million in fiscal 1999 and relate principally to specialty chemical segment capital improvement projects.

During the nine-month period ended June 30, 1999, the Company received cash of approximately $4.6 million relating to the return of capital invested in the Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

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

The Company's accounting system is being upgraded to a Year 2000 compliant version. This upgrade is in process, and should be completed in the fourth quarter of fiscal 1999. New maintenance and manufacturing (MRP) software packages have been implemented, and each is certified and tested as Year 2000 compliant.

The majority of PC computers used by the Company are Pentium class, running Microsoft's Windows 95 operating system, and are Year 2000 compliant. The Company's file servers are running on Pentium computers with Microsoft NT 4.0, and each of these is also certified Year 2000 compliant. The Company also uses Microsoft's office suite, which is Year 2000 compliant.

During the evaluation phase of its Year 2000 project, the Company identified certain potential issues related to many of its programmable logic controller units used in the manufacturing process and certain of the Company's laboratory instruments and the computers and software with which they operate. The Company is in the process of updating the equipment that is not Year 2000 compliant and expects this to be completed by the fourth quarter of fiscal 1999.

The Company has identified all critical vendors of raw materials, supplies and services. Each such vendor has been contacted and asked to describe to the Company their year 2000 readiness program. All such critical vendors have indicated to the Company that they are or will be prepared for the Year 2000 issue. However, the Company can provide no assurance as to the readiness of its critical vendors for the Year 2000 issue.

Plant personnel have completed a contingency plan for plant operations that is currently being reviewed by senior management. The Company expects to have a complete Company contingency plan in place by the fourth quarter of fiscal 1999.

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

The Company recently reevaluated its estimates and assumptions of the costs directly associated with its Year 2000 project and currently estimates that approximately $0.5 million in costs have been incurred that are directly associated with the project. Through June 30, 1999, the Company had incurred approximately $0.4 million in costs that were directly related to its Year 2000 project.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

       1. (a) Declining demand or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron, (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron and the Company's environmental products have limited applications and highly concentrated customer bases.

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

       8. The effects, if any, of problems associated with the Year 2000 issue.

       9. The results of the Company's periodic review of impairment issues under the provisions of SFAS No. 121.

       10. The dependence upon a single facility for the production of most of the Company's products.