Form 10-K
period 1999-09-30
AMERICAN PACIFIC CORP
filed 1999-12-07
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1999
                         Commission File Number 1-8137

                          AMERICAN PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                            59-6490478
     (State or other jurisdiction               (IRS Employer
           of incorporation)                  Identification No.)

     3770 Howard Hughes Parkway, Suite 300,
     Las Vegas, Nevada                               89109
     (Address of principal executive office)       (ZipCode)

                                (702) 735-2200
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.10 ar value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                              No ______
                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1999, was approximately $52.2 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 1, 1999 was 7,808,137.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Hereof

  Definitive Proxy Statement for 2000 Annual Meeting of Stockholders to be filed not later than January 28, 2000.

Part IV Hereof

  S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 1997, 1995, 1994 and 1993; S-2 Registration Statement (33-36664); Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1999, December 31, 1998 and March 31, 1998; Form 8-A dated August 6, 1999; S-3 Registration Statement (33-52196); S-8 Registration Statement (333-53449); S-4 Registration Statement (333-49883) and Current Reports on Forms 8-K dated February 28, 1992, February 19, 1998 and November 9, 1999.

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

  The Company also produces a variety of other specialty chemicals and environmental protection equipment for niche applications, including: (i) sodium azide, used in the inflation of automotive airbags; (ii) Halotron(TM) products, used to extinguish fires; and (iii) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater. In addition, the Company has interests in two real estate assets in the Las Vegas, Nevada area, consisting of approximately 80 remaining acres of undeveloped land in an industrial park and a 50% interest in a master-planned residential community on approximately 320 acres.

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

  See Note 12 to the Consolidated Financial Statements of the Company for financial information concerning the Company's operating segments. The Company's perchlorate chemicals accounted for approximately 67%, 67% and 52% of revenues during the years ended September 30, 1999, 1998 and 1997, respectively. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

Specialty Chemicals

Ammonium Perchlorate

Strategy

  The Company's strategy is to become the leading world-wide producer of AP and other perchlorate chemicals and derivatives. Upon consummation of the Acquisition, the Company effectively became the only North American producer of AP.

Market

  AP is the sole oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. A significant number of existing and planned launch vehicles providing access to space use solid fuel and thus depend, in part, upon AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel.

  The Company has supplied AP for use in space programs for over 30 years beginning with the Titan program in the early 1960s. Today, its principal space customers are Thiokol Propulsion, a division of Cordant Technologies Inc. ("Thiokol") for the Space Shuttle Program, and Alliant Techsystems, Inc. ("Alliant") for the Delta family of commercial rockets and the Titan program. The Company's AP is also used in rockets that launch satellites for communications, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring. The Company is a qualified supplier of AP to a number of defense programs, including the Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs.

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

Customers

  Prospective purchasers of AP consist principally of contractors in programs of NASA and the DOD. As a practical matter, the specialized nature of the activities of these contractors restricts competitive entry by others. Therefore, there are relatively few potential customers for AP, and individual AP customers account for a significant portion of the Company's revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors, although historically sales to foreign agencies and their contractors have not accounted for significant percentages of AP sales. See "Competition."

  Thiokol accounted for 35%, 39% and 35% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively. Alliant accounted for approximately 14%, 16% and 10% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively.

  Thiokol Agreement

  In connection with the Acquisition, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, which was contingent upon consummation of the Acquisition, provides that during its term Thiokol will make all of its AP purchases from the Company. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years and AP recycled by it from certain existing solid rocket motors.

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

Backlog

  As of October 31, 1999, the Company had a backlog of approximately $35.2 million for delivery of perchlorate chemicals in fiscal 2000.

Manufacturing Capacity and Process

  Production of AP at the Company's current manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of AP annually and is readily expandable to 40.0 million pounds annually. The Company also produces commercial quantities of various forms of other perchlorate chemicals at this facility. AP produced at the facility and propellants incorporating such AP have qualified for use in all NASA and DOD programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman and Delta programs.

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

  The Company's AP production requires substantial amounts of electric power. The Company is a party to an agreement with Utah Power & Light Company ("UPL") for its electrical requirements at its AP facility. The Company's agreement with UPL provides for the supply of power for a minimum 10-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. The agreement has a three year notice of termination provision and, on April 7, 1999, UPL provided written notice of termination effective April 7, 2002. The Company is in the process of negotiating for its expected power requirements beyond April 7, 2002.

Competition

  Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP. The Company is aware of production capacity for AP at a plant in France and a plant in Japan. Although the Company has limited information with respect to these plants, the Company believes that these foreign AP producers operate low volume, high cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, the Company believes that the rigorous and sometimes costly NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing an AP facility, and the Company's established relationships with key customers constitute significant hurdles to entry for prospective competitors.

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

  Under the Purchase Agreement, Kerr-McGee reserved the right to process and sell certain reclaimed AP that is not suitable for use in solid fuel rocket motors (the "Reclaimed Product"), and to produce and sell AP (i) to fulfill orders scheduled for delivery after the closing, subject to making payments to the Company with respect to such orders, as provided in the Purchase Agreement and (ii) in the event of the Company's inability to meet customer demand or requirements, breach of the Purchase Agreement or termination of the Company's AP business.

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

  Under the Purchase Agreement, Kerr-McGee has agreed to indemnify the Company against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. The Company has agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. In addition, Kerr-McGee has agreed that it will, at the Company's request, introduce the Company to AP customers that are not currently customers of the Company and consult with the Company regarding the production and marketing of AP. The Company has agreed that, at Kerr-McGee's request, it will use reasonable efforts to market Reclaimed Product on Kerr-McGee's behalf for up to three years following consummation of the Acquisition.

  The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. Since they have no independent value to the Company, the Company has assigned no value to the Rights and assigned the entire purchase price to an unidentified intangible asset. The Company is amortizing the purchase price for the unidentified intangible over ten years, the length of the terms of the pricing agreements with its two principal AP customers referred to above.

Financing

  On March 12, 1998, the Company sold $75.0 million in Notes. A portion of the net proceeds ($39.0 million) was used to effect the Acquisition. The Notes mature on March 1, 2005. Interest on the Notes is paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, which commenced September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. Management believes the Company has complied with these limitations and restrictions. In April 1998, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the Notes for identical Notes registered for resale under the federal securities laws. The exchange offer was consummated on August 28, 1998. The Company repurchased and retired $3.0 million and $5.0 million in principal amount of Notes in fiscal 1999 and 1998, respectively.

  A portion of the net proceeds from sale of the Notes was applied to repurchase the Azide Notes (described below) for approximately $28.2 million (approximately 113% of the outstanding principal amount thereof). In connection with the repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million. The extraordinary loss consisted of the cash premium paid of $3.2 million upon repurchase and a charge of $1.8 million to write off the unamortized balance of debt issue and discount costs.

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

Financing

  On February 21, 1992, the Company concluded a $40.0 million financing for the design, construction and startup of the sodium azide facility through the sale of the Azide Notes (11% noncallable subordinated secured term notes). As described above, on March 12, 1998, the Company repurchased the remaining $25.0 million principal amount outstanding of the Azide Notes with funds obtained through the issuance of the Notes. In connection with the issuance of the Azide Notes, the Company issued Warrants ("the Warrants") to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of the Company's Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that the Company issues or is deemed to issue stock, rights to purchase stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of stock splits, mergers or similar transactions. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

  The holders of the Warrants had certain put rights that required the holders to deliver to the Secretary of the Company a written request (a "Put Notice") at least ninety days prior to a Put Purchase Date (a defined term in the Warrants). Since the last available Put Purchase Date under the Warrants is December 31, 1999, and the Company has received no Put Notices, the put rights under the Warrants have effectively expired. On or after December 31, 1999, the Company may call up to 50% of the Warrants at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the Azide Notes' yield).

The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered under the Securities Act of 1933, as amended, on one occasion, as well as certain incidental registration rights.

Market

  A number of firms have devoted extensive efforts for at least 25 years to the development of automotive airbag safety systems. These efforts have resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that initially was based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. Recently, however, other inflator technologies have been commercially developed that have rapidly gained market share.

  The Company expects demand for airbag systems in North America and worldwide to increase although the level of demand for sodium azide will depend, in part, upon the penetration of competing inflator technologies that are not based upon the use of sodium azide. Based principally upon market information received from inflator manufacturers, the Company expects sodium azide use to decline significantly and that inflators using sodium azide will ultimately be phased out.

  The Company initially believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the AAC plant) by the 1994 model year (which for sodium azide sales purposes was the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. The Company believes this is the result of previous capacity expansions by producers coupled with declining demand, although the Company's information with respect to competitors' existing or planned capacity is limited. By reason of this highly competitive market environment, and other factors discussed below, sodium azide prices decreased significantly in the mid 1990's.

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

  On January 7, 1997, the anti-dumping investigation initiated by Commerce, based upon the Company's petition, against the three Japanese producers of sodium azide was suspended by agreement. It is the Company's understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for an indeterminate period. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement requires that it make all necessary price revisions to eliminate all United States sales at below "Normal Value," and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended, in connection with its future sales of sodium azide in the United States.

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

Customers

  In May 1997 the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The agreement has been extended an additional six months through December 31, 2000. Autoliv accounted for approximately 17%, 19% and 28% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively. The Company is also qualified to supply sodium azide to TRW, Inc. ("TRW"), the other major supplier of airbag inflators in the United States, but TRW's requirements are supplied by competitors of the Company.

Competition

  According to public announcements, a Canadian facility ceased the production of commercial quantities of sodium azide in the summer of 1998. The Company believes that current competing production capacity includes one producer in Japan and at least three producers in India. In addition, idle capacity is available and it is possible that domestic or foreign entities will seek to develop additional sodium azide production facilities in North America. However, the Company believes that the reduced level of demand and the underutilization of existing production facilities makes this unlikely.

  The Company incurred significant operating losses in its sodium azide operation in the 1997 fiscal year and prior fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to above. However, even though performance improved, management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that it intended to be in the market with this new technology by model year 1999. In addition, although the Company had achieved significant gains in market share that appeared to relate to the Company's anti-dumping petition and the Suspension Agreement, management believed that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997.
Recognizing that the uncertainties respecting the market and discussed above continued to exist, during the fourth quarter of fiscal 1997, management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997. (See Note 13 to the Consolidated Financial Statements of the Company.)

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

Halotron(TM)

  Halotron(TM) is a fire suppression system designed to replace halons, which are chemicals that were widely used as fire suppression agents in military, industrial, and commercial applications. The impetus for the invention of Halotron(TM) was the discovery during the 1980s that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation.

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

  The Company's efforts to produce, market and sell Halotron(TM) are dependent upon the political climate and environmental regulations that exist and may vary from country to country. The magnitude of future orders received, if any, will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions, governmental budgetary constraints and the ultimate market acceptance of these new products.

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

  The Company, together with Amerex Corporation ("Amerex"), Badger Fire Protection, Inc. ("Badger") and Buckeye Fire Equipment Company ("Buckeye"), have successfully completed Underwriters Laboratories' ("UL") fire tests for a number of sizes of portable fire extinguishers using Halotron(TM) I. Domestic distribution of the

Buckeye Halotron(TM) extinguisher line began in early 1996. In May 1998, Amerex began distribution of a line of UL listed portable fire extinguishers using Halotron(TM) I. In June 1998, Badger also began distribution of a line of UL listed portable fire extinguishers using Halotron(TM) I. The Company now has three major domestic fire extinguisher companies manufacturing and distributing UL listed portable fire extinguishers using Halotron(TM) I. The Company is also marketing Halotron(TM) I to other domestic and international fire extinguisher manufacturers.

  In August 1997, the Company completed a study, which concluded that the market for halon substitutes anticipated by the Company when it entered into the Halotron(TM) business in 1992 had not materialized and that the market for "clean gas" substitutes for Halon 1211 would remain substantially smaller than the peak use in 1988. Although the study also concluded that the Company's Halotron(TM) I product could command a significant percentage of this smaller than anticipated market, there can be no assurance in that regard. In order for the Company to achieve and maintain market share for Halotron(TM) I and a long term presence in the industry, it may be necessary for the Company to expend considerable additional funds and effort in research and development. Although Halotron(TM) I has an Ozone Depletion Potential ("ODP") that is significantly lower than that of halons and that meets current environmental standards, potential users of halon replacements may eventually require a product with zero ODP. Environmental standards may also be expected to mandate this result. Accordingly, the product life of Halotron(TM) I may be limited, and the Company may be required to produce succeeding Halotron(TM) phases that can meet increasingly stringent standards. There can be no assurance that such phases will be capable of production or that a competitor or competitors will not develop fire suppression agents with comparable or superior qualities.

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

Halotron(TM) Agreement

  On August 30, 1991, the Company entered into an agreement (the "Halotron(TM) Agreement") with the inventors of Halotron(TM) (the "Inventors"), granting the Company the option (which was exercised in February, 1992) to acquire the exclusive worldwide rights to manufacture and sell Halotron(TM). The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM) I. On February 26, 1992, the Company acquired the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the Inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the Inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $0.7 million (the exercise price of $1.0 million, less advance payments previously made) and subsequently paid the further total sum of $1.5 million in monthly installments, commencing in March 1992. A license agreement between the Company and the Inventors of Halotron(TM) I provides for a royalty to the

Inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years (however, see below for a discussion of certain litigation associated with the Inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with the Inventors which have since been terminated.

  See Item 3. Legal Proceedings and Note 14 to the Consolidated Financial Statements of the Company for a discussion of litigation associated with the Halotron(TM) Agreement.

Halotron(TM) Facility

  The Company has designed and constructed a Halotron(TM) facility that has an annual capacity of at least 6.0 million pounds, located on land owned by the Company in Iron County, Utah.

Real Estate Assets

  The Company has interests in two real estate assets under development in Clark County, Nevada: the Gibson Business Park and the Ventana Canyon joint venture residential project. The Company also owns 4,700 acres of land at the site of its facility in Iron County, Utah that are dedicated to the Company's growth and diversification.

  At September 30, 1999, the Company owned approximately 80 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. The Company's land is held for sale.

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

  The Company provides financing to the project under two revolving credit facilities: (i) a $2.4 million facility with GRLLC (the "GRLLC Facility") and
(ii) a $1.7 million facility with the Developer (under which the Developer is required to advance funds to GRLLC) (the "Developer Facility"). As of September 30, 1999, all of the funds previously advanced under these facilities had been repaid. The credit facilities remain in effect until the property is fully developed. The profits and losses of GRLLC will be split equally between the Company and the Developer after the return of the advances and agreed upon values for initial contributions of property. The Company believes that development and sale of the property will be completed by the end of calendar 2001, although no assurance can be given in this regard, and that most of the cash flow that may be generated by the project will be received at or near the end of the development and sale process.

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

  At October 31, 1999, the backlog for environmental protection equipment was $2.6 million.

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

Insurance

  The Company's insurance currently includes property insurance at estimated replacement value on all of its facilities and business interruption insurance. The Company also maintains certain liability insurance. Management believes that the nature and extent of the Company's current insurance coverages are adequate. The Company has not experienced difficulty obtaining these types and amounts of insurance.

Government Regulation

  As a supplier to United States government projects, the Company has been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of the Company's contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. The Company's AP costs have been and may be audited by its customers and by government audit agencies such as the United States Defense Contract Audit Agency. To date, such audits have not had a material effect on the Company's results of operations or financial position.

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

  The Southern Nevada Water Authority has detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near the Company's real estate development property in Henderson, Nevada. Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the EPA's Contaminant Candidate List and will likely eventually be regulated. The Company manufactured AP at a facility on the Henderson site until the facility was destroyed in the May 1988 incident, described below, after which the Company relocated its AP production to its current facilities in Iron County, Utah. Kerr-McGee for many years operated an AP production facility at a site near the Company's Henderson property. The Water Authority's testing showed perchlorate concentrations of 8 to 11 parts per billion (ppb) in drinking water. In response to this discovery, the Company has engaged environmental consultants to drill test wells in order to evaluate ground water at and in the vicinity of the Henderson site. The results of the Company's tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain wells. The results have also indicated that the ground water containing perchlorate concentration from the Henderson site has not reached the Las Vegas Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water. It has been reported that levels as high as 3.7 million ppb have been detected at a well at the Kerr-McGee site. The State of California has adopted a preliminary standard of 18 ppb for perchlorate levels in drinking water, but there are currently no federal or State of Nevada standards for acceptable levels of perchlorate in ground water or drinking water. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of perchlorate found at its site and of the source or sources of perchlorates in Lake Mead and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such contributions or assistance.

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

Employees

  At September 30, 1999, the Company employed approximately 222 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain Company employees, no such certification has been granted and the Company does not have collective bargaining agreements with any of its employees. The Company considers relationships with its employees to be satisfactory.

Item 2. Properties
------------------

  The following table sets forth certain information regarding the Company's properties at September 30, 1999.

                                                                  Approximate
                                                                    Area or                    Approximate
     Location                    Principal Use                    Floor Space      Status      Annual Rent
     --------                    -------------                    -----------      ------      -----------
Iron County, UT      Perchlorate  Manufacturing Facility /(a)/     217 acres        Owned         ___
Iron County, UT      Sodium Azide Manufacturing Facility /(b)/     41  acres        Owned         ___
Iron County, UT      Halotron(TM) Manufacturing Facility /(c)/   6,720  sq. ft.     Owned         ___
Las Vegas, NV                   Executive Offices                22,262  sq. ft.   Leased (d)   $550,000

  (a) This facility is used for the production of perchlorate products and consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Capacity utilization rates for this production facility were approximately 80%, 62% and 34% during the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

  (b) This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 47%, 39% and 45% during the fiscal years ended September 30, 1999, 1998 and 1997 , respectively.

  (c) Capacity utilization rates for the Halotron production facility were approximately 4% during the fiscal years ended September 30, 1999, 1998 and 1997.

  (d) These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991. See Note 5 to the Consolidated Financial Statements of the Company.

  The Company's facilities are considered by it to be adequate for its present needs and suitable for their current use. See Item 1. Business-"Real Estate Assets" for a description of the Company's development properties in Iron County, Utah and Clark County, Nevada.

Item 3. Legal Proceedings
-------------------------

  On August 30, 1991, the Company entered into the Halotron(TM) Agreement. In February 1992, following successful technical evaluations and field tests, the Company exercised its option to acquire the rights provided for in the Halotron(TM) Agreement.

  In 1992, the Company sued the Inventors, claiming they had breached the agreements and contracts in which they had sold the rights to Halotron(TM).
This initial litigation was settled when the Inventors promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave the Company exclusive rights to the Halotron(TM) chemicals and delivery systems. Following the settlement of the initial litigation, however, the Inventors failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, the Company brought an action in the Utah state courts in March 1994, for the purpose of establishing the Company's exclusive rights to the Halotron(TM) chemicals and delivery systems. On August 15, 1994, the court entered a default judgment against the Inventors granting the injunctive relief requested by the Company and awarding damages in the amount of $42.2 million. The trial court further ordered the Inventors to execute documents required for patent registration of Halotron(TM) in various countries.

When the Inventors ignored this court order, the Court directed the Clerk of the Court to execute these documents on behalf of the Inventors. Finally, the Court ordered that the Inventors' rights to any future royalties from sales of Halotron(TM) were terminated.

  In 1996, the Company initiated arbitration proceedings by filing a notice of Arbitration with the American Arbitration Association against the Inventors to enforce, among other things, the Company's rights under the Halotron(TM)
Agreement.   In August 1999, the Arbitration Panel (the "Tribunal") issued a partial award that required the Inventors to refrain from using the trade-name and know-how associated with Halotron(TM), to produce all documents, information and test data relating to the Halotron(TM) products, to allow the Company to inspect the Inventors' business location to verify compliance with the partial award, to disclose all patent, trademark or tradename applications related to Halotron(TM) products and transfer ownership of such to the Company, and to provide all documents relating to the sale of Halotron(TM) products.

  The Tribunal reserved its decision on monetary damages to which the Company may be entitled and rejected the Inventors' counterclaims except that the Inventors may be entitled to royalties after the date of the partial award if the Inventors fully comply with the requirements of the partial award. Based on information available to the Company, the Inventors have not complied with any of the requirements of the partial award. The Company is in the process of preparing a motion to the Tribunal seeking a final award.

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

  In 1999, two lawsuits were filed in Utah State court against the Company and certain unrelated equipment and product manufacturers claiming unspecified monetary damages as a result of the fire and explosion on July 30, 1997 at the Company's AP production facility (see Item 1. Business-"Safety Considerations"). The Company believes it has statutory immunity as an employer under the applicable worker's compensation laws of the State of Utah and that there was no negligence on the part of the Company that contributed to the accident. These lawsuits are currently in a discovery phase.

  The information set forth in Notes 10 and 14 to the Consolidated Financial Statements of the Company regarding litigation and contingencies is incorporated herein by reference. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                             Nasdaq National Market
                             High               Low
          Fiscal Year 1999
          ----------------
          1st Quarter         $ 8           $6  1/2
          2nd Quarter           9 1/16       7  3/8
          3rd Quarter           8  1/2       7  5/8
          4th Quarter           9 7/16       7  5/8

          Fiscal Year 1998
          ----------------
          1st Quarter           8  1/4       6  3/8
          2nd Quarter          11  5/8       5  3/4
          3rd Quarter          11  1/4       9  1/2
          4th Quarter          10  3/8       7  3/8

  At December 1, 1999, there were approximately 1,300 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in the Indenture associated with the Notes restrict the Company's ability to pay dividends. (See Note 6 to Notes to Consolidated Financial Statements of the Company.)

Item 6.  Selected Financial Data
--------------------------------

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED
-----------------------------------------------------------------------------
SEPTEMBER 30,
------------

                                                          1999       1998       1997       1996       1995
                                                      -----------------------------------------------------------
                                                           ......(in thousands except per share amounts).....
STATEMENT OF OPERATIONS DATA:
 Sales and operating revenues                            $ 72,834  $ 52,339   $ 44,050   $ 42,381   $ 39,250
 Cost of sales                                             45,834    35,792     36,420     32,579     29,861
 Gross profit                                              27,000    16,547      7,630      9,802      9,389
 Operating expenses                                        10,024     9,246      9,509      9,367     11,210
 Impairment charge                                                              52,605
 Employee separation and management
  reorganization cost                                                            3,616                   226
 Operating income (loss)                                   16,976     7,301    (58,100)       435     (2,047)
 Equity in real estate venture                                          300        200        700
 Interest and other income                                  1,588     1,294      1,115      1,381      1,429
 Interest and other expense                                 6,951     5,734      2,001      2,836      1,709
 Income (loss) before credit for
   income taxes                                            11,613     3,161    (58,786)      (320)    (2,327)
 Credit for income taxes                                                       (10,101)      (109)      (791)
 Net income (loss) before
   extraordinary losse                                     11,613     3,161    (48,685)      (211)    (1,536)
 Extraordinary loss-debt extinguishments                      174     5,172
 Net income (loss)                                         11,439    (2,011)   (48,685)      (211)    (1,536)
 Basic net income (loss) per share                           1.41      (.24)     (6.01)      (.03)      (.19)
 Diluted net income (loss) per share                     $   1.39  $   (.24)  $  (6.01)  $   (.03)  $   (.19)

BALANCE SHEET DATA:
 Cash and cash equivalents and
   short-term investments                                $ 40,434  $ 20,389   $ 18,881   $ 20,501   $ 26,540
 Restricted cash                                            1,195     1,176      3,580      4,969      3,743
 Inventories and accounts and notes receivable             18,883    23,193     17,304     16,199     13,086
 Property, plant and equipment - net                       17,254    19,529     19,314     77,217     80,944
 Intangible assets-net                                     34,210    38,252      1,540      1,760      2,995
 Development property                                       6,440     7,036      7,362      8,631     10,296
 Real estate equity investments                            11,237    17,112     20,248     18,698     17,725
 Total assets                                             132,882   130,759     90,081    150,019    157,789
 Working capital                                           53,088    34,786     23,479     24,905     26,440
 Notes payable and current portion
   of long-term debt                                        1,195     1,176      6,166      7,334      8,500
 Long-term debt                                            67,000    70,000     24,900     29,452     34,054
 Shareholders' equity                                    $ 52,204  $ 44,029   $ 45,551   $ 94,156   $ 94,251

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview


  The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron(TM), a chemical used in fire suppression systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron(TM) facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemicals operating segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste water and seawater treatment systems.

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

  Sales and Operating Revenues. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 67%, 67% and 52% of revenues during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the revenues of AP manufacturers. For example, Thiokol accounted for approximately 35%, 39% and 35% of the Company's revenues during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. In addition, Alliant accounted for approximately 14%, 16% and 10% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively.

  Sodium azide sales accounted for approximately 19%, 21% and 30% of sales during fiscal years ended September 30, 1999, 1998 and 1997, respectively. Autoliv, the Company's principal sodium azide customer, accounted for approximately 17%, 19% and 28% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively.

  The Company incurred significant operating losses in its sodium azide operation in the 1997 fiscal year and prior fiscal years. Sodium azide performance improved in the fourth quarter of fiscal 1997, principally as a result of additional sodium azide deliveries under the Autoliv agreement referred to below, and the operations were cash flow positive during the year ended September 30, 1997. However, even though performance improved, management's view of the economics of the sodium azide market changed during the fourth quarter of fiscal 1997. One major inflator manufacturer announced the acquisition of non-azide based inflator technology and that it intended to be in the market with this new technology by model year 1999. In addition, although the Company had achieved significant gains in market share that appeared to relate to the Company's anti-dumping petition and the Suspension Agreement, management believed that the effects of the anti-dumping petition were likely fully incorporated into the sodium azide market by the end of fiscal 1997. Recognizing that the uncertainties respecting the market and discussed above continued to exist, during the fourth quarter of fiscal 1997, management concluded that the cash flows associated with sodium azide operations would not be sufficient to recover the Company's investment in sodium azide related fixed assets. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of sodium azide fixed assets. Under the requirements of SFAS No. 121, and as a result of this valuation technique, an impairment charge of $52.6 million was recognized in the fourth quarter of fiscal 1997. See

Note 13 to the Consolidated Financial Statements of the Company for further discussion of the impairment charge.

  Sales of Halotron(TM) amounted to approximately 2%, 3% and 4% of revenues during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Halotron(TM) is designed to replace halon-based fire suppression systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

  Real estate and related sales amounted to approximately 9%, 5% and 8% of revenues during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or recognition of the equity in earnings of real estate ventures.

  Environmental protection equipment sales accounted for approximately 3%, 4% and 6% of revenues during the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

  Cost of Sales. The principal elements comprising the Company's cost of sales are raw materials, electric power, labor, manufacturing overhead and the basis in the real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities with relatively stable pricing, and the Company has had no difficulty obtaining necessary raw materials. The Company is in the process of negotiating for its expected power requirements beyond April 2002 (see note 10 to the Consolidated Financial Statements of the Company). The costs of operating the Company's specialty chemical plants are, however, largely fixed.

  Operating Expenses. Operating (selling, general and administrative) expenses were $10.0 million, $9.2 million and $9.5 million during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Operating expenses in both fiscal 1999 and fiscal 1998 include approximately $1.0 million in costs related to the investigation and evaluation of the trace amounts of perchlorate chemicals found in Lake Mead (see Note 10 to the Consolidated Financial Statements of the Company). The Company is unable to determine the extent to which similar costs will be incurred in the future.

  Income Taxes. The Company's effective income tax rates were approximately 0% in fiscal 1999 and 1998, and 17% in fiscal 1997. The Company's effective income tax rate decreased to 17% in fiscal 1997 as a result of the establishment of a $10.1 million deferred tax valuation allowance. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the Company has taxable income necessary to eliminate the need for the valuation allowance (see Note 8 to the Consolidated Financial Statements of the Company).

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

Results of Operations

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

  Sales and Operating Revenues. Sales increased $20.5 million, or 39%, to $72.8 million in fiscal 1999, from $52.3 million in fiscal 1998. This increase was attributable to increased specialty chemical and real estate sales.

  Specialty chemical sales increased $16.8 million, or 35%, to $64.5 million in fiscal 1999, from $47.7 million in fiscal 1998. This increase was principally attributable to an increase in perchlorate sales of $13.6 million. The increase in perchlorate sales was attributable to a full year of additional AP sales volume resulting from the Acquisition. In addition, sodium azide sales increased $3.4 million, or 31%, to $14.3 million in fiscal 1999, from $10.9 million in fiscal 1998.

  Real estate sales increased $3.7 million, or 148%, to $6.2 million in fiscal 1999, from $2.5 million in fiscal 1998 due to an increase in land sales in fiscal 1999 compared to fiscal 1998.

  Environmental protection sales were $2.1 million in both fiscal 1999 and 1998.

  Cost of Sales. Cost of sales increased $10.0 million, or 28%, in fiscal 1999 to $45.8 million from $35.8 million in fiscal 1998. Cost of sales as a percentage of sales decreased to 63% in fiscal 1999 as compared to 68% in fiscal 1998. The decrease in cost of sales as a percentage of sales was primarily attributable to operating efficiencies resulting from an increase in specialty chemical sales volumes (perchlorates and sodium azide).

  Operating Expenses. Operating (selling, general and administrative) expenses increased $0.8 million, or 9%, in fiscal 1999 to $10.0 million from $9.2 million in fiscal 1998. The increase in operating expenses was primarily due to an increase in net periodic pension cost of approximately $0.5 million (see Note 9 to the Consolidated Financial Statements of the Company) and approximately $0.2 million in fiscal 1999 costs incurred related to the arbitration of the Halotron Agreement (see Note 14 to the Consolidated Financial Statements of the Company).

  Segment Operating Income (Loss). Operating income (loss) of the Company's operating segments during the fiscal years ended September 30, 1999 and 1998 was as follows:

                                                       ----------------------------------------------------
                                                                  1999                      1998
                                                       ----------------------------------------------------
Specialty chemicals                                           $14,847,000                $6,422,000
Environmental protection equipment                               (888,000)                   (2,000)
Real estate                                                     3,485,000                 1,082,000
                                                       ----------------------------------------------------
          Total                                               $17,444,000                $7,502,000
                                                       ====================================================

The increase in operating income of the specialty chemicals segment was attributable to the increase in perchlorate sales and operating performance as a result of the Acquisition. The increase in operating loss of the environmental protection equipment segment was primarily due to an unusual charge in the amount of approximately $0.7 million associated with certain warranty items.
The increase in operating income of the real estate segment was attributable to an increase in revenues from $2.5 million in fiscal 1998 to $6.2 million in fiscal 1999.

  Interest and Other Income. Interest and other income increased to $1.6 million in fiscal 1999 from $1.3 million in 1998. The increase was principally due to higher average cash and cash equivalent balances.

  Interest and Other Expense. Interest and other expense increased to $7.0 million in fiscal 1999 from $5.7 million in fiscal 1998. The increase was primarily due to the issuance of the Notes.

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

  Specialty chemical sales increased $9.7 million, or 26%, to $47.7 million in fiscal 1998 from $38.0 million in fiscal 1997. This increase was principally attributable to an increase in perchlorate sales of $12.3 million, partially offset by a decrease in sodium azide sales. The increase in perchlorate sales was attributable to additional AP sales volume subsequent to the Acquisition. Sodium azide sales decreased $2.4 million, or 18%, to $10.9 million in fiscal 1998, from $13.3 million in fiscal 1997 due principally to a decrease in shipments to Autoliv in the fourth quarter as a result of a strike at certain General Motor's ("GM") facilities.

  In May 1997, the Company entered into a three-year agreement with Autoliv.
The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The agreement has been extended an additional six months through December 31, 2000.

  Environmental protection sales decreased $0.3 million, or 8%, to $2.1 million in fiscal 1998 from $2.4 million in fiscal 1997 as a result of a decrease in equipment shipments.

  Real estate sales decreased $1.2 million, or 31%, to $2.5 million in fiscal 1998 from $3.7 million in fiscal 1997 due to a decrease in land sales in fiscal 1998 compared to fiscal 1997.

  Cost of Sales. Cost of sales decreased $0.6 million, or 2%, in fiscal 1998 to $35.8 million from $36.4 million in fiscal 1997. Cost of sales as a percentage of sales decreased to 68% in fiscal 1998 as compared to 83% in fiscal 1997. These decreases were primarily attributable to the increase in perchlorate sales volume offset by a reduction in depreciation expense of approximately
$4.0 million as a result of the sodium azide impairment charge referred to above.

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

  Segment Operating Income (Loss). Operating income (loss) of the Company's operating segments during the fiscal years ended September 30, 1998 and 1997 was as follows:

                                                  --------------------------------------------------
                                                             1998                       1997
                                                  --------------------------------------------------
  Specialty chemicals                                     $6,422,000               $(55,227,000)
  Environmental protection equipment                          (2,000)                  (659,000)
  Real estate                                              1,082,000                  1,624,000
                                                  --------------------------------------------------
            Total                                         $7,502,000               $(54,262,000)
                                                  ==================================================

The increase in operating income of the specialty chemicals segment was attributable to the fixed asset impairment charge in fiscal 1997 of $52.6 million discussed above and the increase in perchlorate sales and operating performance as a result of the Acquisition. The decrease in operating income of the real estate segment was attributable to a decrease in revenues from $3.6 million in fiscal 1997 to $2.5 million in fiscal 1998.

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

Inflation

  Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 1999. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat mitigate the risks associated with inflation.

Liquidity and Capital Resources

  As discussed in Notes 6 and 7 to the Consolidated Financial Statements of the Company, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. The Company incurred approximately $3.6 million in costs associated with the issuance of the Notes. In connection with the Azide Notes repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million. The Company repurchased and retired $3.0 million and $5.0 million principal amount of Notes in fiscal 1999 and 1998, respectively. The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these repurchases principally as a result of writing off costs associated with the issuance of the Notes.

  Cash flows provided by operating activities were $22.6 million, $7.7 million and $9.6 million during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The increase in cash flows from operating activities in fiscal 1999 resulted from increased sales and margins in the Company's specialty chemical and real estate operations. The changes in cash flows from operating activities between fiscal 1998 and fiscal 1997 resulted principally from changes in certain working capital balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations, including debt related payments. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

  Capital expenditures were $2.1, $2.8 million and $1.6 million during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Capital expenditures relate principally to specialty chemical segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flow.

  During the three-year period ended September 30, 1999, the Company made debt related payments of approximately $48.6 million, repurchased $4.2 million in common stock and issued $1.5 million in common stock as a result of the exercise of outstanding stock options.

  As discussed in Note 6 to the Consolidated Financial Statements of the Company, in December 1999, the Company expects to make an offer to purchase approximately $8.6 million in principal amount of Notes at 102%, or at a cost of approximately $8.8 million. The Company will fund any purchases made under this offer from existing cash balances.

  During the three-year period ended September 30, 1999, the Company received net cash of approximately $8.0 million from its Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

  As a result of the litigation and contingencies discussed in Note 10 to the Consolidated Financial Statements of the Company, the Company has incurred legal and other costs, and it may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. Any such costs, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs or the period of time over which such costs will be incurred.

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations.

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

  The Company's accounting system has been upgraded to a Year 2000 compliant version. This upgrade was completed in the fourth quarter of fiscal 1999. New maintenance and manufacturing (MRP) software packages have been implemented, and each is certified and tested as Year 2000 compliant.

  The majority of PC computers used by the Company are Pentium class, running Microsoft's Windows 95 operating system, and are Year 2000 compliant. The Company's file servers are running on Pentium computers with Microsoft NT 4.0, and each of these is also certified Year 2000 compliant. The Company also uses Microsoft's office suite, which is Year 2000 compliant.

  During the evaluation phase of its Year 2000 project, the Company identified certain potential issues related to many of its programmable logic controller units used in the manufacturing process and certain of the Company's laboratory instruments and the computers and software with which they operate. The Company has updated the equipment that was not Year 2000 compliant.

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

  A contingency plan for plant and corporate operations has been prepared and approved by senior management.

  The Year 2000 issue and related risks could potentially have a material impact on the Company's operations, working capital, results of operations and financial condition. In a worst case situation, long delays or interruptions in deliveries of critical raw materials, supplies or services could materially impact the Company's ability to produce and deliver products. In addition, problems encountered by the Company's customers could cause delays or possibly cancellations of shipments and billings of the Company's products. The Company has considered these risks, among others, in the preparation of its contingency plan.

  The Company recently reevaluated its estimates and assumptions of the costs directly associated with its Year 2000 project and currently estimates that approximately $0.5 million in costs will be incurred that are directly associated with the project. Through September 30, 1999, the Company had incurred most of these costs.

  Given the inherent risks for a project of this nature, the costs involved could differ materially from those anticipated by the Company in the event of project failure. Accordingly, there can be no assurance that the Year 2000 project will be completed on schedule or within budget.

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

  6. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 10 to the Consolidated Financial Statements of the Company and claims made by or against the Company relative to patents or property rights.

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

 11. Provisions of the Company's Certificate of Incorporation and By-laws and recently-adopted Series D Preferred Stock, dividend of preference stock purchase rights and related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company. See Note 11 to the Consolidated Financial Statements of the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  The Company has certain fixed-rate debt (the Notes) which it believes to have a fair value that approximates reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

   Financial statements called for hereunder are included herein on the following pages:

                                                                 Page(s)
                                                                 ------
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

                      SUMMARIZED QUARTERLY FINANCIAL DATA
                                  (unaudited)
                (amounts in thousands except per share amounts)

                                ------------------------------------------------
                                       Quarters For Fiscal Year 1999
                                  1st      2nd      3rd       4th     Total
--------------------------------------------------------------------------------
                                                    (1)                (1)
Sales and Operating Revenues    $18,854  $16,891  $18,659   $18,430  $72,834
Gross Profit                      7,266    5,921    6,230     7,583   27,000
Net Income Before
  Extraordinary Loss              3,301    2,064    2,356     3,892   11,613
Net Income                        3,301    2,064    2,182     3,892   11,439
Diluted Net Income Before
  Extraordinary Loss Per Share  $   .40  $   .25  $   .28   $   .48  $  1.41
Diluted Net Income Per Share    $   .40  $   .25  $   .26   $   .48  $  1.39

(1) Net income includes an extraordinary loss on debt extinguishment of approximately $0.2 million in the third quarter.

                                ------------------------------------------------
                                          Quarters For Fiscal Year 1998
                                  1st      2nd       3rd      4th      Total
--------------------------------------------------------------------------------
                                            (1)               (1)       (1)
Sales and Operating Revenues    $11,268  $14,119   $13,136  $13,816   $52,339
Gross Profit                      3,162    4,990     4,089    4,306    16,547
Net Income Before
  Extraordinary Loss                566    1,993       214      388     3,161
Net Income (Loss)                   566   (3,012)      214      221    (2,011)
Diluted Net Income Before
  Extraordinary Loss Per Share  $   .07  $   .24   $   .02  $   .05   $   .38
Diluted Net Income
  (Loss)  Per Share             $   .07  $ (0.36)  $   .02  $   .03   $  (.24)

/(1)/ Net income (loss) includes an extraordinary loss on debt extinguishment of approximately $5.0 million in the second quarter and $0.2 million in the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

  Not Applicable.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2000.



Item 11. Executive Compensation
-------------------------------

     The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2000.



Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2000.



Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2000.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)   (1) Financial Statements
          --------------------

          See Part II, Item 8 for an index to the Registrant's financial statements and supplementary data.


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

      3.3 Amendments to Registrant's By-Laws, incorporated by Reference to the Registrant's Current Report on Form 8-K dated November 9, 1999.

      3.4 Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to
               Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (File No. 33-52196) (the "S-3").

      3.5 Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit
               4.4 to the S-3.

      4.1 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-2 (File No. 33-36664) (the "1990 S-2").

      4.2 American Pacific Corporation 1994 Directors' Stock Option Plan incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

      4.3 Stock Option Agreement between Registrant and General Technical Services, Inc. dated July 11, 1995 incorporated by reference to
               Exhibit 10.35 to the 1995 10-K.

      4.4 Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997 incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "1997 10-K").

      4.5 Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997 incorporated by reference to Exhibit 10.19 to the 1997 10-K.

      4.6 Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997 incorporated by reference to Exhibit
               10.21 to the 1997 10-K.

      4.7 American Pacific Corporation 1997 Stock Option Plan (the "1997 Plan") incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 (File No. 333-53449) (the "1998 S-8").

      4.8 Form of Option Agreement under the 1997 Plan incorporated by reference to Exhibit 4.2 to the 1998 S-8.

      4.9 Form of Note and Warrants Purchase Agreement dated February 21, 1992, relating to the Registrant's previously outstanding Subordinated Secured Term Notes, incorporated by reference to
               Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 28, 1992 (the "1992 8-K").

      4.10 Form of Warrant to purchase Common Stock of the Registrant dated February 21, 1992, incorporated by reference to Exhibit 10.4 to the 1992 8-K.

      4.11 Form of Warrant to purchase Common Stock of American Azide Corporation dated February 21, 1992, incorporated by reference to
               Exhibit 10.5 to the 1992 8-K.

      4.12 Indenture dated as of March 1, 1998 by and between the Registrant and United States Trust Company of New York, incorporated by reference to Exhibit 4.1 to Form S-4 (File No. 333-49883) (the "1998 S-4").

      4.13 Registration Rights Agreement dated March 12, 1998, by and between the Company and Credit Suisse First Boston Corporation, incorporated by reference to Exhibit 99.1 to the 1998 S-4.

      4.14 Form of Letter of Transmittal for Tender of outstanding 9 1/4% Senior Notes Due 2005 in exchange for 9 1/4% Senior Notes Due 2005 of the Registrant, incorporated by reference to Exhibit 99.2 to the 1998 S-4.

      4.15 Form of Tender for outstanding 9 1/4% Senior Notes Due 2005 in exchange for 91/4% Senior Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.3 to the 1998 S-4.

      4.16 Form of Instruction to Registered Holder from Beneficial Owner of 9 1/4% Senior Unsecured Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.4 to the 1998 S-4.

     4.17 Form of Notice of Guaranteed Delivery for outstanding 9 1/4% Senior Notes Due 2005 in exchange for 9 1/4% Senior Notes Due 2005 of the Registrant, incorporated by reference to Exhibit 99.5 to the 1998 S-4.

     4.18 Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 6, 1999 (the "Form 8-A").

     4.19 Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares incorporated by reference to the Form 8-A.

     10.1 Employment agreement dated November 7, 1994 between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     10.2 Employment agreement dated May 11, 1999 between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

   * 10.3 Consulting Agreement between the Registrant and Fred D. Gibson, Jr. dated October 1, 1999.

   * 10.4 Amended and Restated American Pacific Corporation Defined Benefit Pension Plan.

   * 10.5 Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999.

   * 10.6 Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan.

     10.7 Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the 1990 S-2.

     10.8 Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

     10.9 Cooperation and Stock Option Agreement dated as of July 4, 1990 by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

     10.10 Articles of organization of Gibson Ranch Limited - Liability Company dated August 25, 1993, incorporated by reference to
              Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 10-K").

     10.11 Operating agreement of Gibson Ranch Limited - Liability Company, a Nevada Limited - Liability Company, incorporated by reference to
              Exhibit 10.34 to the 1993 10-K.

     10.12 Settlement Agreement between Registrant and C. Keith Rooker dated July 17, 1997 incorporated by reference to Exhibit 10.20 to the 1997 10-K.

     10.13 Long-Term Pricing Agreement dated as of December 12, 1997 between Thiokol Corporation-Propulsion and the Registrant incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "1998 March 10-Q").

     10.14 Partnershipping Agreement between Alliant Techsystems Incorporated ("Alliant") and Western Electrochemical Company and letter dated November 24, 1997 from the Registrant to Alliant and revised Exhibit B with respect thereto, incorporated by reference to Exhibit 10.2 to the 1998 March 10-Q.

       *21     Subsidiaries of the Registrant.

       *23     Consent of Deloitte & Touche LLP.

       *24     Power of Attorney, included on Page 35.

       *27     Financial Data Schedule

* Filed herewith.

          (b)  Reports on Form 8-K
               -------------------

               Date of Report           Event Reported
               --------------           --------------

               August 3, 1999           American Pacific Adopts Stockholder
                                        Rights Plan

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 7, 1999           AMERICAN PACIFIC CORPORATION
                                            (Registrant)


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



/s/ John R. Gibson                           Date:  December 7, 1999
--------------------------------------
John R. Gibson
Chief Executive Officer, President,
and Director



/s/ David N. Keys                            Date:  December 7, 1999
--------------------------------------
David N. Keys
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer;
Principal Financial and Accounting Officer
and Director

   /s/ Fred D. Gibson, Jr.                   Date:  December 7, 1999
---------------------------------
Fred D. Gibson, Jr.
Director


   /s/ C. Keith Rooker                       Date:  December 7, 1999
---------------------------------
C. Keith Rooker
Director


   /s/ Norval F. Pohl                        Date:  December 7, 1999
---------------------------------
Norval F. Pohl, Ph.D.
Director


   /s/ Thomas A. Turner                      Date:  December 7, 1999
---------------------------------
Thomas A. Turner
Director


/s/ Berlyn D. Miller                         Date:  December 7, 1999
---------------------------------
Berlyn D. Miller
Director


   /s/ Jane L. Williams                      Date:  December 7, 1999
---------------------------------
Jane L. Williams
Director


   /s/ Victor M. Rosenzweig                  Date:  December 7, 1999
---------------------------------
Victor M. Rosenzweig
Director


   /s/ Dean M. Willard                       Date:  December 7, 1999
---------------------------------
Dean M. Willard
Director


   /s/ Eugene A. Cafiero                     Date:  December 7, 1999
---------------------------------
Eugene A. Cafiero
Director


   /s/ Jan H. Loeb                           Date:  December 7, 1999
---------------------------------
Jan H. Loeb
Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 19, 1999

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                      1999            1998
                                                                                ---------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                           $ 40,434,000    $ 20,389,000
 Accounts and notes receivable                                                          8,859,000       8,927,000
 Related party notes receivable                                                           447,000         536,000
 Inventories                                                                            9,577,000      13,730,000
 Prepaid expenses and other assets                                                        680,000         839,000
 Restricted cash                                                                        1,195,000       1,176,000
                                                                                ---------------------------------
  Total Current Assets                                                                 61,192,000      45,597,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                     17,254,000      19,529,000
INTANGIBLE ASSETS, NET                                                                 34,210,000      38,252,000
REAL ESTATE EQUITY INVESTMENTS                                                         11,237,000      17,112,000
DEVELOPMENT PROPERTY                                                                    6,440,000       7,036,000
DEBT ISSUE COSTS, NET                                                                   2,547,000       3,156,000
OTHER ASSETS                                                                                2,000          77,000
                                                                                ---------------------------------
TOTAL ASSETS                                                                         $132,882,000    $130,759,000
                                                                                =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                            $  6,909,000    $  9,635,000
 Notes payable and current portion of
 long-term debt                                                                         1,195,000       1,176,000
                                                                                ---------------------------------
  Total Current Liabilities                                                             8,104,000      10,811,000
LONG-TERM PAYABLES                                                                      2,005,000       2,350,000
LONG-TERM DEBT                                                                         67,000,000      70,000,000
                                                                                ---------------------------------
TOTAL LIABILITIES                                                                      77,109,000      83,161,000
                                                                                ---------------------------------
COMMITMENTS AND CONTINGENCIES
WARRANTS TO PURCHASE COMMON STOCK                                                       3,569,000       3,569,000
SHAREHOLDERS' EQUITY:
 Common stock - $.10 par value, 20,000,000 authorized,
 issued - 8,467,791 in 1999 and 8,423,791 in 1998                                         847,000         842,000
 Capital in excess of par value                                                        79,757,000      79,488,000
 Accumulated deficit                                                                  (23,279,000)    (34,718,000)
 Treasury stock (635,354  shares in 1999 and 206,654 shares in 1998)                   (5,034,000)     (1,486,000)
 Note receivable from the sale of stock                                                   (87,000)        (97,000)
                                                                                ---------------------------------
  Total Shareholders' Equity                                                           52,204,000      44,029,000
                                                                                ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $132,882,000    $130,759,000
                                                                                =================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                             1999           1998            1997
                                                     -----------------------------------------------
SALES AND OPERATING REVENUES                              $72,834,000    $52,339,000    $ 44,050,000

COST OF SALES                                              45,834,000     35,792,000      36,420,000
                                                     -----------------------------------------------
GROSS PROFIT                                               27,000,000     16,547,000       7,630,000

OPERATING EXPENSES                                         10,024,000      9,246,000       9,509,000

FIXED ASSET IMPAIRMENT CHARGE                                                             52,605,000

EMPLOYEE SEPARATION AND MANAGEMENT REORGANIZATION
 COSTS                                                                                     3,616,000
                                                     -----------------------------------------------
OPERATING INCOME (LOSS)                                    16,976,000      7,301,000     (58,100,000)

EQUITY IN EARNINGS OF REAL
 ESTATE VENTURE                                                              300,000         200,000

INTEREST AND OTHER INCOME                                   1,588,000      1,294,000       1,115,000

INTEREST AND OTHER EXPENSE                                  6,951,000      5,734,000       2,001,000
                                                     -----------------------------------------------
INCOME (LOSS) BEFORE CREDIT FOR INCOME TAXES               11,613,000      3,161,000     (58,786,000)

CREDIT FOR INCOME TAXES                                                                  (10,101,000)
                                                     -----------------------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSSES              11,613,000      3,161,000     (48,685,000)

EXTRAORDINARY LOSS-DEBT EXTINGUISHMENTS                       174,000      5,172,000

                                                     -----------------------------------------------
NET INCOME (LOSS)                                         $11,439,000    $(2,011,000)   $(48,685,000)
                                                     ===============================================

BASIC NET INCOME (LOSS) PER SHARE:

 INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS                                      $      1.43    $       .39    $      (6.01)

 EXTRAORDINARY LOSS                                              (.02)          (.63)
                                                     -----------------------------------------------
NET INCOME (LOSS)                                         $      1.41    $      (.24)   $      (6.01)
                                                     ===============================================
AVERAGE SHARES OUTSTANDING                                  8,111,000      8,198,000       8,105,000
                                                     -----------------------------------------------

DILUTED NET INCOME (LOSS) PER SHARE:

 INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS                                      $      1.41    $       .38    $      (6.01)

 EXTRAORDINARY LOSS                                              (.02)          (.62)
                                                     -----------------------------------------------
NET INCOME (LOSS)                                         $      1.39    $      (.24)   $      (6.01)
                                                     ===============================================
DILUTED SHARES                                              8,236,000      8,321,000       8,105,000
                                                     -----------------------------------------------

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                          1999           1998            1997
                                                                                    ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                     $11,439,000   $ (2,011,000)   $(48,685,000)
                                                                                    ---------------------------------------------
 Adjustments to reconcile net income (loss ) to net cash from operating activities:
  Depreciation and amortization                                                          7,684,000      5,322,000       7,685,000
  Fixed asset impairment charge                                                                                        52,605,000
  Employee separation and management reorganization costs                                                               3,616,000
  Basis in development property sold                                                     1,913,000        822,000       1,498,000
  Development property additions                                                           (96,000)      (496,000)       (229,000)
  Equity in real estate venture                                                                          (300,000)       (200,000)
  Cash received on equity in real estate venture                                                          300,000         200,000
  Extraordinary debt charges                                                               174,000      5,172,000
  Changes in assets and liabilities:
   Short-term investments                                                                                               2,000,000
   Accounts and notes receivable                                                           167,000     (3,275,000)     (1,286,000)
   Inventories                                                                           4,153,000     (2,614,000)        181,000
   Restricted cash                                                                                      2,404,000       1,389,000
   Prepaid expenses and other                                                              234,000        188,000          32,000
   Accounts payable and accrued liabilities                                             (3,071,000)     2,148,000         870,000
   Deferred income taxes                                                                                              (10,101,000)
                                                                                     ---------------------------------------------
   Total adjustments                                                                    11,158,000      9,671,000      58,260,000
                                                                                    ---------------------------------------------
     Net cash from operating activities                                                 22,597,000      7,660,000       9,575,000
                                                                                    ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                   (2,100,000)    (2,766,000)     (1,557,000)
 Payment for acquisition intangible                                                                   (39,000,000)
 Real estate equity advances                                                                                           (2,680,000)
 Return of capital on real estate equity investments                                     5,875,000      3,135,000       1,130,000
                                                                                    ---------------------------------------------
     Net cash from investing activities                                                  3,775,000    (38,631,000)     (3,107,000)
                                                                                    ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt related payments                                                                  (3,053,000)   (39,416,000)     (6,168,000)
 Issuance of common stock                                                                  274,000        940,000         236,000
 Treasury stock acquired                                                                (3,548,000)      (451,000)       (156,000)
 Issuance of notes                                                                                     75,000,000
 Debt issue costs                                                                                      (3,594,000)
                                                                                    ---------------------------------------------
     Net cash from financing activities                                                 (6,327,000)    32,479,000      (6,088,000)
                                                                                    ---------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 20,045,000      1,508,000         380,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            20,389,000     18,881,000      18,501,000
                                                                                    ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $40,434,000   $ 20,389,000    $ 18,881,000
                                                                                    =============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest                                                     $ 6,463,000   $  5,118,000    $  1,427,000
                                                                                    =============================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Excess additional pension liability                                                                                  $  1,175,000
                                                                                    =============================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                     Retained                        Note
                                Net Outstanding     Par Value       Capital in       Earnings                        Receivable
                                Number of           of Shares       excess of        (Accumulated      Treasury      from the Sale
                                Common Shares        Issued         Par Value        Deficit)          Stock         of Stock
                                --------------------------------------------------------------------------------------------------
BALANCES,
 OCTOBER 1, 1996                    8,098,621          $823,000     $78,331,000      $ 15,978,000      $  (879,000)     $(97,000)
Net loss                                                                              (48,685,000)
Issuance of common stock               61,000             6,000         230,000
Treasury stock acquired               (22,084)                                                            (156,000)
                                --------------------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1997                 8,137,537           829,000      78,561,000       (32,707,000)      (1,035,000)      (97,000)
Net loss                                                                               (2,011,000)
Issuance of common stock              134,000            13,000         927,000
Treasury stock acquired               (54,400)                                                            (451,000)
                                --------------------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1998                 8,217,137           842,000      79,488,000       (34,718,000)      (1,486,000)      (97,000)
Net income                                                                             11,439,000
Issuance of common stock               44,000             5,000         269,000
Treasury stock acquired              (428,700)                                                          (3,548,000)
Note payments                                                                                                             10,000
                                --------------------------------------------------------------------------------------------------
BALANCES,
 SEPTEMBER 30, 1999                 7,832,437          $847,000     $79,757,000      $(23,279,000)     $(5,034,000)     $(87,000)
                                ==================================================================================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, the Company has classified its investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 1999 and 1998 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 1999 or 1998.

    Related Party Notes Receivable - Related party notes receivable represent
    ------------------------------
    demand notes bearing interest at a bank's prime rate from the former Chairman and a current officer of the Company.

    Inventories - Inventories are stated at the lower of cost or market. Cost of
    -----------
    the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

    Property, Plant and Equipment - Property, plant and equipment are carried at
    -----------------------------
    cost less accumulated depreciation. The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. An impairment charge of $52.6 million relating to certain specialty chemical assets was recognized in fiscal 1997. (See Note 13.) Depreciation is computed on the straight line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

    Development Property - Development property consists of commercial and
    --------------------
    industrial land (principally improved land). During fiscal 1993, approximately 240 acres of development property was contributed to a real estate limited-liability company. (See Note 5.) Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. No interest was capitalized on development property during the three-year period ended September 30, 1999.

    Debt Issue Costs - Debt issue costs are amortized on the effective interest
    ----------------
    method over the terms of the related indebtedness.

    Fair Value Disclosure as of September 30, 1999:
    -----------------------------------------------

    Cash and cash equivalents, accounts and notes receivable, restricted cash, and accounts payable and accrued liabilities - The carrying value of these items is a reasonable estimate of their fair value.

    Long-term debt and warrants - Market quotations are not available for the Company's Warrants. However, the $14 strike price of the Warrants (see
    Note 6) is substantially in excess of the recent trading prices of the Company's common stock. During fiscal 1999, the Company repurchased $3.0 million in principal amount of its unsecured senior notes at a price of about par (see Note 6). Although these notes are thinly traded, the Company believes the recent repurchase price represents a reasonable estimate of the fair value of the notes.

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

    Net Income (Loss) Per Common Share - Basic per share amounts are computed by
    ----------------------------------
    dividing net income (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss before extraordinary loss during the fiscal year ended September 30, 1997, diluted per share calculations are based upon average shares outstanding during this year. Accordingly, the effect of stock options and warrants outstanding for approximately 3.8 million shares at September 30, 1997 was not included in diluted net loss per share calculations. Diluted net income (loss) per share amounts during the fiscal years ended September 30, 1999 and 1998 is determined considering the dilutive effect of stock options and warrants. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares was not included in diluted per share calculations during the 1999 and 1998 fiscal years as the average exercise price of such options and warrants was greater than the average price of the Company's common stock.

    Income Taxes - The Company accounts for income taxes under the provisions of
    ------------
    SFAS No. 109, "Accounting for Income Taxes". (See Note 8.)

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

    Recently Adopted Accounting Standards - During 1999, the Company adopted
    -------------------------------------
    SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" which is an amendment of SFAS No. 87, 88 and 106. SFAS No. 132 revises employer's disclosures about pension and other postretirement benefits plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. (See Note 9.)

    During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. (See Note 12.)

    Recently Issued Accounting Standards - SFAS No. 133, "Accounting for
    ------------------------------------
    Derivative Instruments and Hedging Activities" was issued in June 1998. The statement establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters and all fiscal years beginning after June 15, 2000, although earlier application is encouraged. This statement may not be applied retroactively. The Company expects to adopt this statement effective July 1, 2000, and does not expect the adoption to have a material effect on its financial position or results of operations.

    Reclassifications - Certain reclassifications have been made in the 1998 and
    -----------------
    1997 consolidated financial statements in order to conform to the presentation used in 1999.

2.  INVENTORIES

    Inventories at September 30, 1999 and 1998 consist of the following:

                                                      1999                     1998
                                           --------------------------------------------------
   Work-in-process                                 $5,938,000               $ 8,685,000
   Raw material and supplies                        3,639,000                 5,045,000
                                           --------------------------------------------------

   Total                                           $9,577,000               $13,730,000
                                           ==================================================

3.  RESTRICTED CASH

    At September 30, 1999, restricted cash consists of approximately $1.2 million held in a cash collateral account by a lender which provided a term loan (the "AP Facility Loan") as the principal financing for an ammonium perchlorate ("AP") manufacturing facility erected and operated by the Company. Funds in the cash collateral account are restricted for future indemnity payments relating to the AP Facility Loan. The AP Facility Loan was repaid in 1994. The $1.2 million will be retained in the cash collateral account until the balance remaining after any indemnity payments is returned to Thiokol Propulsion, a division of Cordant Technologies Inc. ("Thiokol"). The Company's obligation to return such funds is included in the current portion of long-term debt at September 30, 1999. Any indemnity payments made will serve to reduce the cash collateral account and the Company's obligation to Thiokol.

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at September 30, 1999 and 1998 are summarized as follows:

                                                                              1999                     1998
                                                               -------------------------------------------------------
   Land                                                                   $   117,000             $   352,000
   Buildings, machinery and equipment                                      25,158,000              24,741,000
   Construction in progress                                                 1,065,000                 874,000
                                                               -------------------------------------------------------
   Total                                                                   26,340,000              25,967,000
   Less:  accumulated depreciation                                          9,086,000               6,438,000
                                                               -------------------------------------------------------
   Property, plant and equipment, net                                     $17,254,000             $19,529,000
                                                               =======================================================

    A fixed asset impairment charge of $52.6 million was recognized in 1997. (See Note 13.)

5.  REAL ESTATE EQUITY INVESTMENTS

    During fiscal 1993, the Company contributed approximately 240 acres of development property to Gibson Ranch Limited Liability Company ("GRLLC"). A local real estate development group ("Developer") contributed an adjacent 80-acre parcel to GRLLC. GRLLC is developing the 320-acre parcel principally as a residential real estate development.

    Each of the Company and Developer is obligated to loan to GRLLC, under a revolving line of credit, up to $2.4 million at an annual interest rate of 10 percent. However, Developer will not be required to advance funds under its revolving line of credit until the Company's line is exhausted. In November, 1995, the Company committed to advance an additional $1.7 million to Developer. Developer is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. There were no advances outstanding under these lines at September 30, 1999.

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

    GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the nine months ended September 30, 1999 and as of and for the years ended December 31, 1998 and 1997 was as follows:

                                               ----------------------------------------------------------
                                                      September 30,    December 31,     December 31,
                                                         1999             1998             1997
                                               ----------------------------------------------------------
Income Statement:
 Revenues                                            $25,302,000       $36,975,000       $21,647,000
 Gross Profit                                          4,983,000         2,766,000         3,422,000
 Operating expenses                                      980,000         1,542,000         1,223,000
 Net Income                                          $ 4,003,000       $ 1,224,000       $ 2,199,000
Balance Sheet:
 Assets                                              $21,837,000       $25,007,000       $27,659,000
 Liabilities                                           9,765,000        13,628,000        13,334,000
 Equity                                              $12,072,000       $11,379,000       $14,325,300
---------------------------------------------------------------------------------------------------------

    The Company has applied the provisions of SFAS No. 58 "Capitalization of Interest Cost of Financial Statements that Include Investments Accounted for by the Equity Method" to its investment in GRLLC. As of September 30, 1999, the Company has capitalized approximately $6.2 million of interest since the joint venture began undergoing activities to start its planned principal operations of real estate development and sale of such real estate. Capitalization of interest on the joint venture ceased in September 1997 since the Company's recorded investment in GRLLC approximates the amount of cash flow that is estimated to be generated from the project.

    The Company amortizes the difference resulting from the application of SFAS No. 58 on a current quarterly basis based upon the ratio of acres sold to total salable acres in the joint venture. Such difference will be completely amortized upon the build-out and sale of the joint venture's real estate project which is estimated to occur in calendar 2001. As of September 30, 1999, approximately $3.1 million in capitalized interest resulting from the application of SFAS No. 58 had been amortized against the equity in earnings of GRLLC.

    GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of notes and accounts payable. Inventories were $20.7 million at September 30, 1999 and $21.4 million and $25.7 million at December 31, 1998 and December 31, 1997, respectively.

    In July 1990, the Company contributed $0.7 million to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $0.3 million in return for a 30% interest as limited partners. Such other limited partners include certain members of the Company's Board of Directors. The Partnership, in turn, contributed $1.0 million to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada. (See Note 10.)

6.  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt at September 30, 1999 and 1998 are summarized as follows:

                                                      1999                1998
                                              ----------------------------------------
9  1/4% Senior unsecured notes                     $67,000,000        $70,000,000
Indemnity obligation (see Note 3)                    1,195,000          1,176,000
                                              ----------------------------------------
Total                                               68,195,000         71,176,000
Less current portion                                 1,195,000          1,176,000
                                              ----------------------------------------
Total                                              $67,000,000        $70,000,000
                                              ========================================

    On March 12, 1998, the Company sold $75.0 million principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee Chemical Corporation ("Kerr-McGee") described in Note 7 and repurchased the remaining $25.0 million principal amount outstanding of subordinated secured notes (the "Azide Notes").

    The Notes mature on March 1, 2005. Interest on the Notes is payable in cash at a rate of 9-1/4% per annum on each March 1 and September 1, commencing September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions,
    (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. Management believes the Company has complied with these limitations and restrictions. In April 1998, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the Notes for identical Notes registered for resale under the federal securities laws. The exchange was consummated on August 28, 1998.

    Within ninety days following the end of each fiscal year, the Indenture requires the Company to make an offer to all holders of the Notes to purchase Notes at an offer price equal to 102% of the principal amount of the Notes to be purchased, in an amount equal to 50% of the excess cash flow (a defined term in the Indenture) for the applicable fiscal year. In December 1999, the Company expects to make an offer to purchase approximately $8.6 million in principal amount of Notes at 102%, or at a cost of approximately $8.8 million. Under the provisions of the Indenture, the offer will remain open for 20 business days.

    The Company repurchased and retired $3.0 million and $5.0 million in principal amount of Notes in fiscal 1999 and fiscal 1998, respectively. The Company incurred extraordinary losses on each of these debt extinguishments of approximately $0.2 million, principally as a result of writing off costs associated with the issuance of the Notes.

    The Azide Notes were 11% noncallable subordinated secured term notes, which were issued and sold in February 1992 to finance the design, construction and start-up of the Company's sodium azide facility. A portion of the net proceeds from sale of the Notes was applied to repurchase the Azide Notes for approximately $28.2 million (approximately 113% of the outstanding principal amount thereof). In connection with the repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million. The extraordinary loss consisted of the cash premium paid of $3.2 million upon repurchase and a charge of $1.8 million to write off the unamortized balance of debt issue and discount costs.

    The Company issued to the purchasers of the Azide Notes warrants (the "Warrants"), exercisable for a ten-year period commencing on December 31, 1993, to purchase shares of Common Stock at an exercise price of $14.00 per share. The maximum number of shares purchasable upon exercise of the Warrants is 2,857,000 shares. The Warrants are exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of American Azide Corporation ("AAC"), a wholly-owned subsidiary of the Company, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution. The Warrants contain certain provisions for a reduction in exercise price in the event the Company issues or is deemed to issue stock, rights to purchase stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends, stock splits, mergers or similar transactions.

    The holders of the Warrants had certain put rights that required the holders to deliver to the Secretary of the Company a written request (a "Put Notice") at least ninety days prior to a Put Purchase Date (a defined term in the Warrants). Since the last available Put Purchase Date under the Warrants is December 31, 1999, and the Company has received no Put Notices, the put rights under the Warrants have effectively expired. On or after December 31, 1999, the Company may call up to 50% of the Warrants at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes' yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

    The Company has accounted for the proceeds of the financing applicable to the Warrants as temporary capital. Any adjustment of the value assigned at the date of issuance will be reported as an adjustment to retained earnings. The value assigned to the Warrants was determined in accordance with Accounting Principle Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and was based upon the relative fair value of the Warrants and indebtedness at the time of issuance.

    Notes payable and long-term debt maturities are as follows:

    ----------------------------
       For the Years Ending
          September 30,
    ----------------------------
       2000                                  $    1,195,000
       2005                                      67,000,000
                                             --------------------
       Total                                 $   68,195,000
                                             ====================

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

    Under the Purchase Agreement, Kerr-McGee reserved the right to process and sell certain reclaimed AP that is not suitable for use in solid fuel rocket motors (the "Reclaimed Product"), and to produce and sell AP (i) to fulfill orders scheduled for delivery after the closing, subject to making payments to the Company with respect to such orders, as provided in the Purchase Agreement and (ii) in the event of the Company's inability to meet customer demand or requirements, breach of the Purchase Agreement or termination of the Company's AP business.

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

    Under the Purchase Agreement, Kerr-McGee has agreed to indemnify the Company against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. The Company has agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. In addition, Kerr-McGee has agreed that it will, at the Company's request, introduce the Company to AP customers that are not currently customers of the Company, and consult with the Company regarding the production and marketing of AP. The Company has agreed that, at Kerr-McGee's request, it will use reasonable efforts to market Reclaimed Product on Kerr-McGee's behalf for up to three years following consummation of the Acquisition.

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

8.  INCOME TAXES

    The Company accounts for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not. These future tax benefits are measured by applying currently enacted tax rates.

    The following table provides an analysis of the Company's credit for income taxes for the years ended September 30:

                                          ===================================================
                                              1999                1998               1997
                                          ---------------------------------------------------
Current                                     $                 $                $
Deferred (federal and state)                                                    (10,101,000)
                                          ---------------------------------------------------
Credit for income taxes                     $                 $                $(10,101,000)
                                          ===================================================

    A valuation allowance for a deferred tax asset was established in the amount of $10.4 million in 1997 and such allowance has decreased to $9.5 million at September 30, 1999. The valuation allowance is necessary due to the uncertainty related to the realizability of future tax benefits. The deferred tax assets are composed, for the most part, of alternative minimum tax credits and net operating losses. The alternative minimum tax credit carryforward, valued at approximately $1.2 million, may be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $41.7 million, will begin to expire for tax purposes in 2009 as follows:


                                            -------------------------------------------------------------------------
                                              NOL Deduction              Tax Rate                 NOL Asset
                                            -------------------------------------------------------------------------
Expiration of net operating losses
       2009                                      $13,999,000                34.0%                  $ 4,760,000
       2010                                       14,080,000                34.0%                    4,787,000
       2011 and thereafter                        13,597,000                34.0%                    4,673,000
                                            -------------------------------------------------------------------------
              TOTAL                              $41,676,000                                       $14,170,000
                                            =========================================================================

    The Company's effective tax rate was 0% in fiscals 1999 and 1998, and 16.7% in fiscal 1997 as a result of the establishment of the valuation allowance. The Company's effective tax rate will be approximately 0% until the net operating losses expire or until the Company believes the valuation allowance is no longer required. Income taxes for the years ended September 30, 1999, 1998 and 1997, differ from the amount computed at the federal income tax statutory rate as a result of the following:

                                                   =====================================================================
                                                         1999          %        1998        %          1997          %
                                                   ---------------------------------------------------------------------
Expected provision (credit) for
 Income taxes                                        $ 3,890,000     34.0%   $(518,000)  (34.0)%   $(20,591,000)  (34.0)%
Adjustment:
  Nondeductible expenses                                  29,000      0.3%      16,000     1.1%          59,000     0.1%
  Tax benefit (provision) limitation due to the
   valuation allowance                                (3,919,000)   (34.3)%    502,000    32.9%      10,431,000    17.2%
                                                   ---------------------------------------------------------------------
Credit for income taxes                              $                       $                     $(10,101,000)  (16.7)%
                                                   =====================================================================

    The components of net deferred taxes at September 30, 1999, 1998 and 1997 consisted of the following:

                                                                        1999             1998             1997
                                                                  ------------------------------------------------
Deferred tax assets:
  Net operating losses                                               $14,170,000     $ 19,272,000     $ 16,278,000
  Alternative minimum tax credits                                      1,187,000          976,000        1,233,000
  Employee separation and management reorganization costs
                                                                         534,000          795,000        1,172,000
  Inventory capitalization                                               375,000          500,000          436,000
  Accruals                                                               447,000          490,000          408,000
  Other                                                                  978,000          461,000          250,000
                                                                  ------------------------------------------------
Total deferred tax assets                                            $17,691,000     $ 22,494,000     $ 19,777,000
                                                                  ------------------------------------------------
Deferred tax liabilities:
  Property                                                           $(3,993,000)    $ (5,416,000)    $ (4,350,000)
  Accrued income and expenses                                           (332,000)        (661,000)        (653,000)
  State taxes                                                           (600,000)        (600,000)        (600,000)
  Other taxes payable                                                    (98,000)      (1,476,000)      (1,251,000)
  Amortization                                                          (838,000)      (1,315,000)      (1,020,000)
  Other                                                               (2,372,000)      (2,093,000)      (1,472,000)
                                                                  ------------------------------------------------

Total deferred tax liabilities                                        (8,233,000)     (11,561,000)      (9,346,000)
                                                                  ------------------------------------------------

Preliminary net deferred tax asset                                     9,458,000       10,933,000       10,431,000
Valuation allowance for deferred tax asset                            (9,458,000)     (10,933,000)     (10,431,000)
                                                                  ------------------------------------------------
Net deferred taxes                                                   $               $                $
                                                                  ================================================

9.  EMPLOYEE BENEFIT PLANS

    The Company maintains a group health and life benefit plan, an employee stock ownership plan ("ESOP") that includes a Section 401(k) feature, and a defined benefit pension plan (the "Plan"). The ESOP permits employees to make contributions. The Company does not presently match any portion of employee ESOP contributions.

    All full-time employees age 21 and over with one year of service are eligible to participate in the Plan. Benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

    The tables below provide relevant financial information about the Plan as of and for the fiscal years ended September 30:

                                                           ---------------------------------------------------------------
                                                                     1999                                  1998
                                                           ---------------------------------------------------------------
Change in Benefit Obligation:
  Benefit obligation, beginning of year                                  $13,495,000                           $11,275,000
  Service cost                                                               994,000                               687,000
  Interest cost                                                              992,000                               863,000
  Actuarial (gains)/losses                                                  (862,000)                            1,320,000
  Benefits paid                                                             (697,000)                             (650,000)
                                                           ---------------------------------------------------------------
  Benefit obligation, end of year                                        $13,922,000                           $13,495,000
                                                           ---------------------------------------------------------------


Change in Plan Assets:
  Fair value of plan assets, beginning of year                           $10,177,000                           $ 9,937,000
  Actual return on plan assets                                             1,223,000                               582,000
  Employer contribution                                                      750,000                               308,000
  Benefits paid                                                             (697,000)                             (650,000)
                                                           ---------------------------------------------------------------
  Fair value of plan assets, end of year                                 $11,453,000                           $10,177,000
                                                           ---------------------------------------------------------------


Reconciliation of Funded Status:
  Funded status                                                          $(2,469,000)                          $(3,318,000)
  Unrecognized net actuarial (gains)/losses                                 (118,000)                            1,236,000
  Unrecognized transition obligation                                         458,000                               611,000
  Unrecognized prior service costs                                           387,000                               423,000
                                                           ---------------------------------------------------------------
  Accrued benefit liability recognized                                   $(1,742,000)                          $(1,048,000)
                                                           ===============================================================


                                                                        =========================================
                                                                              1999           1998          1997
                                                                        -----------------------------------------
Net Periodic Pension Cost:
  Service cost                                                             $  994,000     $ 687,000     $ 687,000
  Interest cost                                                               992,000       863,000       772,000
  Expected return on assets                                                  (819,000)     (783,000)     (704,000)
  Net total of other components                                               277,000       189,000       231,000
                                                                        -----------------------------------------
  Net periodic pension cost                                                $1,444,000     $ 956,000     $ 986,000
                                                                        -----------------------------------------
Actuarial Assumptions:
  Discount rate                                                                  7.75%         6.75%         7.75%
  Rate of compensation increase                                                  5.00%         5.00%         5.00%
  Expected return on plan assets                                                 8.00%         8.00%         8.00%
                                                                        =========================================

    In connection with the Company's 1997 reorganization discussed in Note 15, an accrued benefit liability of approximately $1.4 million was recognized related to the Company's Supplemental Executive Retirement Plan ("SERP"). At that time, the former Chief Executive Officer was the sole participant in the SERP. Effective January 1, 1999, the Company amended and restated the SERP and added the Company's Chief Executive Officer and Chief Financial Officer as participants. Benefits paid under the plan were approximately $0.1 million in fiscal 1999 and 1998, respectively. Net periodic pension cost was approximately $0.3 million and $0.1 million during the years ended September 30, 1999 and 1998, respectively. At September 30, 1999, the accrued pension liability recognized was approximately $1.6 million. During fiscal 2000, the Company expects to establish and fund a trust for the SERP.

10. COMMITMENTS AND CONTINGENCIES

    Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee's AP operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. The Company spent approximately $1.0 million in both fiscal 1999 and fiscal 1998 on the investigation and evaluation of this matter. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such contributions or assistance. Accordingly, no accrual for potential losses has been made in the accompanying Consolidated Financial Statements of the Company.

    In 1999, two lawsuits were filed in Utah state court against the Company and certain unrelated equipment and product manufacturers claiming unspecified monetary damages as a result of a fire and explosion on July 30, 1997 at the Company's AP production facility that resulted in the death of one employee and the injury of three employees. The Company believes that it has statutory immunity as an employer under the applicable worker's compensation laws of the State of Utah and that there was no negligence on the part of the Company that contributed to the incident. The lawsuits are currently in a discovery phase.

    The Company is a party to an agreement with Utah Power and Light Company ("UPL") for its electrical requirements. The agreement provides for the supply of power for a minimum of a ten-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. Under the terms of the agreement, the Company's minimum monthly charge for firm and interruptible demand is approximately $22,000. The agreement has a three year notice of termination provision and, on April 7, 1999, UPL provided written notice of termination effective April 7, 2002. The Company is in the process of negotiating for its expected power requirements beyond April 7, 2002.

    See Note 14 for a discussion of certain litigation involving Halotron.

    The Company and its subsidiaries are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

    As discussed in Note 5, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease is for an initial term of 10 years expiring in March 2001, and is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Rental payments were approximately $0.6 million during the fiscal years ended September 30, 1999, 1998 and 1997. Future minimum rental payments under this lease for the years ending September 30, are as follows:

          2000                 $     550,000
          2001                       275,000
                            ----------------------
          Total                $     825,000
                            ======================

11. SHAREHOLDERS' EQUITY

    Preferred Stock and Purchase Rights
    -----------------------------------

    The Company has authorized the issuance of 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, 125,000 shares have been designated as Series B and 15,340 shares have been designated as Series C redeemable convertible preferred stock. No Series A or Series B preferred stock is issued or outstanding. The Series C redeemable convertible preferred stock was redeemed in December 1989, and is no longer authorized for issuance.

    On August 3, 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one preference share purchase right (a "Right") for each outstanding share of Common Stock, par value $ .10 per share (the "Common Shares"), of the Company. The dividend was paid to stockholders of record on August 16, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Participating Preference Stock, par value $1.00 per share of the Company at a price of $24.00 per one one-hundredth of a Preference Share subject to adjustment under certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 3, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights may also, under certain conditions, entitle the holders (other than any Acquiring Person, as defined), to receive Common Stock of the Company, Common Stock of an entity acquiring the Company, or other consideration, each having a market value of two times the exercise price of each Right.

    Three hundred and fifty-thousand Preference Shares have been designated as Series D Preference Shares and are reserved for issuance under the Plan. The Rights are redeemable by the Company at a price of $.001 per Right under the conditions provided in the Plan. If not exercised or redeemed (or exchanged by the Company), the Rights expire on August 2, 2009.

    Stock Options and Warrants
    --------------------------

    The Company has granted options and warrants to purchase shares of the Company's Common Stock at prices at or in excess of market value at the date of grant. The options and warrants were granted under various plans or by specific grants approved by the Company's Board of Directors.

          Option and warrant transactions are summarized as follows:

                                                                      ---------------------------------------------------
                                                                          Shares Under Options and
                                                                                  Warrants               Option Price
                                                                      ---------------------------------------------------
October 1, 1996                                                                    3,295,050         $  3.88  -  $ 21.50
Granted                                                                              587,000            6.38  -     7.13
Exercised, expired or canceled                                                       (75,050)           3.88  -    12.63
                                                                      ---------------------------------------------------
September 30, 1997                                                                 3,807,000            3.88  -    21.50
Granted                                                                              116,000            7.00  -     7.19
Exercised, expired or canceled                                                      (169,000)           3.88  -    21.50
                                                                      ---------------------------------------------------
September 30, 1998                                                                 3,754,000            4.88  -    21.50
Granted                                                                              209,000            7.90  -     8.00
Exercised, expired or canceled                                                       (75,000)           5.63  -    21.50
                                                                      ---------------------------------------------------
September 30, 1999                                                                 3,888,000         $  4.88  -  $ 14.00
                                                                      ---------------------------------------------------

    In February 1992, the Company issued $40,000,000 in Azide Notes with Warrants. See Note 6 for a description of the Warrants. Shares under options and warrants at September 30, 1999 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

    The following table summarizes information about stock options and warrants outstanding at September 30, 1999:

---------------------------------------------------------------------------------------------------------------------------
                                      Options and Warrants Outstanding                          Options Exercisable
                              ---------------------------------------------------------------------------------------------
                                           Average Remaining
        Range of                Number        Contractual          Weighted Average                       Weighted Average
     Exercise Price          Outstanding      Life (Years)          Exercise Price   Number Exercisable    Exercise Price
---------------------------------------------------------------------------------------------------------------------------
 $         4.88                  40,000              .50                  $ 4.88              40,000              $ 4.88
  6.38  -  8.00                 991,000             3.20                    7.16             841,500                7.07
          14.00               2,857,000             4.25                   14.00           2,857,000               14.00
                          -------------------------------------------------------------------------------------------------
                              3,888,000             3.90                  $12.94           3,738,500              $13.07
                          =================================================================================================

    The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board ("APB") Opinion No.25 and related interpretations in accounting for its stock options. Under APB No.25, no compensation cost has been recognized in the financial statements for stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation costs for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SAFS No. 123, the Company's diluted net income (loss) per common share would have changed to the pro forma amounts indicated below for the years ended September 30:

                                                               --------------------------------------------------------------
                                                                     1999                 1998                    1997
                                                               --------------------------------------------------------------
Net income (loss) - as reported                                   $11,439,000          $(2,011,000)           $(48,685,000)
Net income (loss) - pro forma                                      10,941,000           (2,680,000)            (49,791,000)

Diluted net income (loss) per share - as reported                 $      1.39          $      (.24)           $      (6.01)
Diluted net income (loss) per share - pro forma                          1.33                 (.32)                  (6.14)
                                                               --------------------------------------------------------------

    The fair value of each option granted was estimated using the following assumptions for the Black-Scholes options pricing model: (i) no dividends;
    (ii) expected volatility ranging from 50% to 55%, (iii) risk free interest rates averaging 5.8% in 1999, 5.5% in 1998 and 6.1% in 1997 and (iv) the expected average life of 3.3 years. The weighted average fair values of the options granted were $3.26, $2.71 and $2.97 in the fiscal years 1999, 1998 and 1997, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma net income may not be representative of that to be expected in future years.

12. SEGMENT INFORMATION

    The Company's three reportable operating segments are specialty chemicals, environmental protection equipment and real estate sales and development. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

    The Company evaluates the performance of each operating segment and allocates resources based upon operating income or loss before an allocation of interest expense and income taxes. The accounting policies of each reportable operating segment are the same as those of the Company.

    The Company's specialty chemicals segment manufacturers and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron (TM) I, a clean gas fire suppression agent designed to replace Halon 1211. The specialty chemicals segment production facilities are located in Iron County, Utah. Perchlorate chemical sales comprised approximately 75%, 70% and 60% of specialty chemical segment sales during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The Company had three customers that accounted for 10% or more of both the Company's and the specialty chemical segment's sales during the last three fiscal years. Sales to these customers during the fiscal years ended September 30 were as follows:

                                                         -------------------------------------------------------------------------
    Customer                  Chemical                              1999                      1998                      1997
----------------------------------------------------------------------------------------------------------------------------------
       A                    Perchlorates                         $25,814,000               $20,421,000               $15,661,000
       B                    Perchlorates                          10,197,000                 8,633,000                 4,614,000
       C                    Sodium Azide                          12,406,000                 9,884,000                11,715,000

    During fiscal 1997, the Company recognized an impairment charge of approximately $52.6 million associated with the sodium azide operations of the specialty chemicals segment. (See Note 13). In fiscal 1998, the Company acquired certain intangible assets related to the production and sale of AP from Kerr-McGee and entered into long-term agreements with respect to the supply of AP to the two major domestic AP users. (See
    Note 7).

    The specialty chemicals operating segment is subject to various federal, state and local environmental and safety regulations. The Company has designed and implemented policies and procedures to minimize the risk of potential violations of these regulations, although such risks will likely always be present in the production and sale of the Company's specialty chemicals. (See Note 10).

    The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

    At September 30, 1999, the Company's real estate operating segment had approximately 80 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Activity during the last three fiscal years has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 5).

    Additional information about the Company's operations in different segments for each of the last three fiscal years ended September 30, is provided below.

                                                                -----------------------------------------------
                                                                      1999            1998            1997
                                                                -----------------------------------------------
Revenues:
 Specialty chemicals                                               $ 64,497,000    $ 47,718,000    $ 37,976,000
 Environmental protection                                             2,121,000       2,153,000       2,429,000
 Real estate                                                          6,216,000       2,468,000       3,645,000
                                                                -----------------------------------------------
 Total revenues                                                    $ 72,834,000    $ 52,339,000    $ 44,050,000
                                                                ===============================================
Gross profit (loss):
 Specialty chemicals                                               $ 23,526,000    $ 14,273,000    $  5,200,000
 Environmental protection                                              (247,000)        733,000         432,000
 Real estate                                                          4,096,000       1,559,000       2,016,000
                                                                -----------------------------------------------
 Total segment gross profit                                        $ 27,375,000    $ 16,565,000    $  7,648,000
                                                                ===============================================
Operating income (loss):
 Specialty chemicals                                               $ 14,847,000    $  6,422,000    $(55,227,000)
 Environmental protection                                              (888,000)         (2,000)       (659,000)
 Real estate                                                          3,485,000       1,082,000       1,624,000
                                                                -----------------------------------------------
 Total segment operating income (loss)                               17,444,000       7,502,000     (54,262,000)

 General corporate                                                     (468,000)       (201,000)     (3,838,000)
 Equity in earnings of real estate venture                                              300,000         200,000
 Net interest                                                        (5,363,000)     (4,440,000)       (886,000)
                                                                -----------------------------------------------
 Income (loss) before income taxes and extraordinary losses        $ 11,613,000    $  3,161,000    $(58,786,000)
                                                                ===============================================
Depreciation and amortization:
 Specialty chemicals                                               $  6,905,000    $  4,718,000    $  6,749,000
 All other segments and corporate                                       291,000         604,000         936,000
                                                                -----------------------------------------------
 Total depreciation and amortization                               $  7,196,000    $  5,322,000    $  7,685,000
                                                                ===============================================
Capital Expenditures:
 Specialty chemicals                                               $  1,820,000    $  2,284,000    $  1,524,000
 All other segments and corporate                                       280,000         482,000          33,000
                                                                -----------------------------------------------
 Total capital expenditures                                        $  2,100,000    $  2,766,000    $  1,557,000
                                                                ===============================================
Assets:
 Specialty chemicals                                               $ 67,750,000    $ 76,265,000    $ 32,166,000
 Environmental protection                                             1,954,000       1,345,000       1,667,000
 Real estate                                                         18,347,000      23,881,000      29,215,000
 Corporate                                                           44,831,000      29,268,000      27,033,000
                                                                -----------------------------------------------
 Total assets                                                      $132,882,000    $130,759,000    $ 90,081,000
                                                                ===============================================

    The Company's operations are located in the United States. Export sales, consisting almost entirely of environmental protection equipment sales to the Far and Middle East, have represented only approximately 2% to 3% of the Company's revenues during each of the last three fiscal years.

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

    In May 1997, the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") (formerly Morton International Automotive Safety Products). The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the contract commenced in July 1997. The agreement has been extended an additional six months through December 31, 2000.

    The Company initially believed that demand for sodium azide in North America and the world would substantially exceed existing manufacturing capacity and announced expansions or new facilities (including the Company's plant) by the 1994 model year (which for sodium azide sales purposes is the period June 1993 through May 1994). Currently, demand for sodium azide is substantially less than supply on a worldwide basis. By reason of this industry capacity underutilization, and other factors discussed below, there exists considerable pressure on the price of sodium azide.

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

    On January 7, 1997, the anti-dumping investigation initiated by Commerce, based upon the Company's petition, against the three Japanese producers of sodium azide was suspended by agreement. It is the Company's understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for the time being. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement requires that it make all necessary price revisions to eliminate all United States sales at below "Normal Value," and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended, in connection with its future sales of sodium azide in the United States.

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

    This impairment charge was recorded as a reduction of the sodium azide building and equipment and related accumulated depreciation in the amounts of approximately $69.5 million and $16.9 million, respectively, to reduce the carrying value of these assets to $13.5 million, or the estimate of their fair value.

    The Company will continue to use the sodium azide assets in its operations as long as the cash flows generated from the use of such assets are positive. The Company estimates that cash flows will be negligible around calendar 2005 and as such the sodium azide assets are being depreciated over the lesser of their useful lives or through fiscal 2005.

14. HALOTRON(TM)

    In August 1991, the Company entered into an agreement (the "Halotron(TM) Agreement") granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron I (a replacement for halon
    1211). Halotron(TM) products are fire suppression systems, including a series of chemical compounds and application technologies, designed to replace halons, chemicals presently in wide use as a fire suppression agent in military, industrial, commercial and residential applications. The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM) I.

    In February 1992, the Company determined to acquire the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the inventors (the "Inventors"), and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements, rights to reclaim, store and distribute halon and rights to utilize the productive capacity of the Inventors' Swedish manufacturing facility. Upon exercise of the option, the Company paid the sum of $0.7 million (the exercise price of $1.0 million, less advance payments previously made) and subsequently paid the further total sum of $1.5 million in monthly installments commencing in March 1992. A license agreement entered into between the Company and the Inventors provides for a royalty to the Inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years.

    In 1992, the Company sued the Inventors, claiming they had breached the agreements and contracts in which they had sold the rights to Halotron(TM). This initial litigation was settled when the Inventors promised to perform faithfully their duties and to honor the terms of the contracts that, among other things, gave the Company exclusive rights to the Halotron(TM) chemicals and delivery systems. Following the settlement of the initial litigation, however, the Inventors failed to perform the acts they had promised in order to secure dismissal of that litigation. As a result, the Company brought an action in the Utah state courts in March 1994, for the purpose of establishing the Company's exclusive rights to the Halotron(TM) chemicals and delivery systems. On August 15, 1994, the court entered a default judgment against the Inventors granting the injunctive relief requested by the Company and awarding damages in the amount of $42.2 million. The trial court further ordered the Inventors to execute documents required for patent registration of Halotron(TM) in various countries. When the Inventors ignored this court order, the Court directed the Clerk of the Court to execute these documents on behalf of the Inventors. Finally, the Court ordered that the Inventors' rights to any future royalties from sales of Halotron(TM) I were terminated.

    In 1996, the Company initiated arbitration proceedings by filing a notice of Arbitration with the American Arbitration Association against the Inventors to enforce, among other things, the Company's rights under the Halotron(TM) Agreement. In August 1999, the Arbitration Panel (the "Tribunal") issued a partial award that required the Inventors to refrain from using the trade-name and know-how associated with Halotron(TM), to produce all documents, information and test data relating to the Halotron(TM) products, to allow the Company to inspect the Inventors' business location to verify compliance with the partial award, to disclose all patent, trademark or tradename applications related to Halotron(TM) products and transfer ownership of such to the Company, and to provide all documents relating to the sale of Halotron(TM) products.

    The Tribunal reserved its decision on monetary damages to which the Company may be entitled and rejected the Inventors' counterclaims except that the Inventors may be entitled to royalties after the date of the partial award if the Inventors fully comply with the requirements of the partial award. Based on information available to the Company, the Inventors have not complied with any of the requirements of the partial award. The Company is in the process of preparing a motion to the Tribunal seeking a final award.

15. EMPLOYEE SEPARATION AND MANAGEMENT REORGANIZATION COSTS

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

    The Company recognized a charge of $3.6 million to account for the costs associated with the employee separations and vacating leased space. The charge consisted principally of four years of salary and benefits payable to the former Executive Vice President under the terms of an employment agreement, the accrued benefit liability relating to the former Chief Executive Officer under the terms of the Company's SERP and severance costs payable to the two other former senior executives.

    Relocation costs amounted to approximately $0.4 million and are classified in operating expenses in the accompanying consolidated statement of operations.