Form 10-Q
period 1999-12-31
AMERICAN PACIFIC CORP
filed 2000-02-08
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


             X Quarterly Report Pursuant to Section 13 or 15 (d)
             -
                    of the  Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,078,637 as of January 31, 2000.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements.
         -------------------------------------------

         The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 10 of this Report on Form 10-Q.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

         The information required by Item 303 of Regulation S-K is provided on pages 11 through 15 of this Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

         The Company has certain fixed-rate debt which it believes to have a fair value that approximates reported amounts. The Company believes that any market risk arising from these financial instruments is not material.


                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

         The information required by Item 103 of Regulation S-K is provided on pages 8 and 9 of this report on Form 10-Q.

ITEM 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         None.

ITEM 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

ITEM 5.  Other Information.
         -----------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

      a) 10.1 Consulting Agreement (as amended) between the Registrant and Fred D. Gibson, Jr. dated January 1, 2000.

           27. Financial Data Schedules. This Exhibit is filed in connection with the Registrant's electronic filing.

      b)   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMERICAN PACIFIC CORPORATION



Date:  February 8, 2000                   /s/ JOHN R. GIBSON
                                         ------------------
                                         John R. Gibson
                                         Chief Executive Officer and President


Date:  February 8, 2000                   /s/ DAVID N. KEYS
                                         -----------------------------------
                                         David N. Keys
                                         Executive Vice President,
                                         Chief Financial Officer,  Secretary
                                         and Treasurer; Principal Financial
                                         and Accounting Officer

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                    For the Three Months Ended December 31,
                                  (Unaudited)

==========================================================================================
                                                              1999                1998
------------------------------------------------------------------------------------------

Sales and Operating Revenues                              $20,976,000         $18,854,000
Cost of Sales                                              12,403,000          11,588,000
                                                    --------------------------------------
Gross Profit                                                8,573,000           7,266,000
Operating Expenses                                          2,425,000           2,492,000
                                                    --------------------------------------
Operating Income                                            6,148,000           4,774,000
Net Interest and Other Expense                              1,124,000           1,473,000
                                                    --------------------------------------
Income Before Provision for Income Taxes                    5,024,000           3,301,000

Provision for Income Taxes
                                                    --------------------------------------
Net Income                                                $ 5,024,000         $ 3,301,000
                                                    --------------------------------------
Basic Net Income Per Share                                $       .64         $       .40
                                                    --------------------------------------
Average Shares Outstanding                                  7,802,000           8,189,000
                                                    --------------------------------------
Diluted Net Income Per Share                              $       .64         $       .40
                                                    --------------------------------------
Diluted Shares                                              7,878,000           8,244,000
                                                    --------------------------------------

  See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

=====================================================================================================
                                                            December 31,           September 30,
                                                                1999                   1999
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and Cash Equivalents                                       $ 48,318,000           $ 40,434,000
 Accounts and Notes Receivable                                     11,457,000              8,859,000
 Related Party Notes Receivable                                       435,000                447,000
 Inventories                                                        9,512,000              9,577,000
 Prepaid Expenses and Other Assets                                  1,327,000                680,000
 Restricted Cash                                                                           1,195,000
                                                       ----------------------------------------------
  Total Current Assets                                             71,049,000             61,192,000
Property, Plant and Equipment, Net                                 16,324,000             17,254,000
Intangible Assets, Net                                             33,103,000             34,210,000
Real Estate Equity Investments                                      9,620,000             11,237,000
Development Property                                                6,177,000              6,440,000
Other Assets, Net                                                   2,428,000              2,549,000
                                                       ----------------------------------------------
  TOTAL ASSETS                                                   $138,701,000           $132,882,000
                                                       ----------------------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


=========================================================================================================
                                                                 December 31,           September 30,
                                                                     1999                    1999
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

 Accounts Payable and Accrued Liabilities                            $  9,655,000            $  6,909,000
 Current Portion of Long-Term Debt                                                              1,195,000
                                                          -----------------------------------------------
  Total Current Liabilities                                             9,655,000               8,104,000
 Long-Term Debt                                                        67,000,000              67,000,000
 Long-Term Payables                                                     1,650,000               2,005,000
                                                          -----------------------------------------------
  TOTAL LIABILITIES                                                    78,305,000              77,109,000
                                                          -----------------------------------------------
Commitments and Contingencies
Warrants to Purchase Common Stock                                       3,569,000               3,569,000
Shareholders' Equity:
Common Stock                                                              852,000                 847,000
Capital in Excess of Par Value                                         80,073,000              79,757,000
Accumulated Deficit                                                   (18,255,000)            (23,279,000)
Treasury Stock                                                         (5,776,000)             (5,034,000)
Receivable from the Sale of Stock                                         (67,000)                (87,000)
                                                          -----------------------------------------------
  Total Shareholders' Equity                                           56,827,000              52,204,000
                                                          -----------------------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $138,701,000            $132,882,000
                                                          -----------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended December 31,
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                             1999                  1998
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                                     $  8,049,000         $  11,261,000
                                                                     ----------------------------------------
Cash Flows From Investing Activities:
 Capital Expenditures                                                        (166,000)           (1,705,000)
 Return of Capital on Real Estate Equity Investments                        1,617,000               464,000
                                                                     ----------------------------------------
Net Cash From Investing Activities                                          1,451,000            (1,241,000)
                                                                     ----------------------------------------
Cash Flows From Financing Activities:
 Debt Related Payments                                                     (1,195,000)
 Issuance of Common Stock                                                     321,000
 Treasury Stock Acquired                                                     (742,000)             (300,000)
                                                                     ----------------------------------------
Net Cash From Financing Activities                                         (1,616,000)             (300,000)
                                                                     ----------------------------------------
Net Change in Cash and Cash Equivalents                                     7,884,000             9,720,000
Cash and Cash Equivalents, Beginning of Period                             40,434,000            20,389,000
                                                                     ----------------------------------------
Cash and Cash Equivalents, End of Period                                 $ 48,318,000         $  30,109,000
                                                                     ----------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1999, was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 1999 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, provisions, if any, for certain accrued liabilities, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from these and other estimates.

2.   NET INCOME PER COMMON SHARE

     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month periods ended December 31, 1999 and 1998, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.   INVENTORIES

     Inventories consist of the following:

                                    December 31,      September 30,
                                       1999              1999
                                   ------------      -------------
     Work-in-process               $  6,362,000       $  5,938,000
     Raw materials and supplies       3,150,000          3,639,000
                                   ------------       ------------
     Total                         $  9,512,000       $  9,577,000
                                   ------------       ------------

4.   COMMITMENTS AND CONTINGENCIES

     Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical Corporation's ("Kerr-McGee") ammonium perchlorate ("AP") operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contributions or assistance. Accordingly, no accrual for potential costs has been made in the accompanying Condensed Consolidated Financial Statements.

     In 1999, two lawsuits were filed in Utah state court against the Company and certain unrelated equipment and product manufacturers claiming unspecified monetary damages as a result of a fire and explosion on July 30, 1997, at the Company's AP production facility that resulted in the death of one employee and the injury of three employees. The Company believes that it has statutory immunity as an employer under the applicable worker's compensation laws of the State of Utah and that there was no negligence on the part of the Company that contributed to the incident.
     The lawsuits are currently in a discovery phase.

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

5.   INCOME TAXES

     The Company established a valuation allowance for deferred tax assets in the amount of $10.4 million as of September 30, 1997. At September 30, 1999, the balance of the valuation allowance was approximately $9.5 million. The Company's effective tax rate will be approximately 0% until its net operating losses expire or the Company believes the valuation allowance is no longer required.

6.   REAL ESTATE EQUITY INVESTMENTS

     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the earnings of GRLLC (after amortization of differences in basis) on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month periods ended December 31, 1999 and 1998 was as follows:

                                             December 31, 1999           December 31, 1998
                                          ----------------------      -----------------------
        Income Statement:
           Revenues                             $12,838,000                  $13,550,000
           Gross Profit                           1,533,000                    1,059,000
           Operating Expenses                       417,000                      419,000
           Net Income                           $ 1,125,000                  $   662,000

7.   SEGMENT INFORMATION

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

          The Company's specialty chemicals segment manufacturers and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron /(TM)/ I, a clean gas fire extinguishing agent designed to replace Halon 1211. The specialty chemicals segment production facilities are located in Iron County, Utah.

          The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

          At December 31, 1999, the Company's real estate operating segment had approximately 73 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 6).

          Additional information about the Company's operations in different segments for the three months ended December 31, is provided below.

                                                                 =============================
                                                                      1999           1998
                                                                 -----------------------------
Revenues:
 Specialty chemicals                                               $ 19,354,000   $ 16,486,000
 Environmental protection                                               472,000        707,000
 Real estate                                                          1,150,000      1,661,000
                                                                 -----------------------------
 Total revenues                                                    $ 20,976,000   $ 18,854,000
                                                                 -----------------------------
Operating income (loss):
 Specialty chemicals                                               $  5,676,000   $  3,713,000
 Environmental protection                                               (38,000)        (7,000)
 Real estate                                                            728,000      1,311,000
                                                                 -----------------------------
 Total segment operating income                                       6,366,000      5,017,000
Unallocated net expenses (principally net interest)                   1,342,000      1,716,000
                                                                 -----------------------------
Income before income taxes                                         $  5,024,000   $  3,301,000
                                                                 =============================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemical segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

The Company believes that North American AP demand is currently approximately 20 to 25 million pounds annually. However, supply capacity was previously substantially in excess of these estimated demand levels. In an effort to rationalize the economics of the AP market, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and purchased and retired the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting mostly of AP sales, accounted for approximately 74% and 66% of revenues during the three-month periods ended December 31, 1999 and 1998, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 15% and 20% of revenues during the three-month periods ended December 31, 1999 and 1998, respectively. The Company's principal sodium azide customer accounted for approximately 85% of such revenues.

Sales of Halotron amounted to approximately 3% and 1% of revenues during the three-month periods ended December 31, 1999 and 1998, respectively. Halotron is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 5% and 9% of revenues during the three-month periods ended December 31, 1999 and 1998, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 3% and 4% of revenues during the three-month periods ended December 31, 1999 and 1998, respectively.

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

Income Taxes.  The Company's effective income tax rates were 0% during the
------------
three-month periods ended December 31, 1999 and 1998. The Company's effective income tax rate was 0% during these periods as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter of fiscal 1997. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the valuation allowance is no longer necessary.

Net Income.  Although the Company's net income and diluted net income per share
----------
have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales and the equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment orders in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Sales and Operating Revenues.  Sales increased $2.1 million, or 11%, during the
----------------------------
three months ended December 31, 1999, to $21.0 million from $18.9 million in the corresponding period of the prior year. This increase was principally attributable to increased sales of specialty chemicals. Specialty chemical sales increased approximately $2.9 million principally due to increased AP and Halotron(TM) shipments. AP shipments during the first quarter of this year were particularly strong and are not expected to continue at this relative level during the remainder of fiscal 2000. The increase in specialty chemical sales was partially offset by decreases in real estate and environmental protection equipment sales.

Cost of Sales.  Cost of sales increased $0.8 million, or 7%, in the three months
-------------
ended December 31, 1999, to $12.4 million from $11.6 million in the corresponding period of the prior year. Such increase was principally due to an increase in costs associated with specialty chemical sales resulting primarily from increased sales volumes as discussed above.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
decreased $0.1 million, or 4%, in the three months ended December 31, 1999, to $2.4 million from $2.5 million in the corresponding period of 1998.

Net Interest Expense.  Net interest and other expense decreased to $1.1 million
--------------------
in the three months ended December 31, 1999, from $1.5 million in the corresponding period of the prior year, as a result of lower average debt balances and higher average cash and equivalents balances.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the three-month periods ended December 31, 1999 and 1998 was as follows:

                                                     1999                    1998
                                             ---------------          ----------------
Specialty chemicals                             $  5,676,000              $  3,713,000
Environmental protection equipment                   (38,000)                   (7,000)
Real Estate                                          728,000                 1,311,000
                                             ---------------           ---------------
          Total                                 $  6,366,000              $  5,017,000
                                             ===============             =============

The increase in operating income in the Company's specialty chemical industry segment was attributable to the increase in perchlorate and Halotron(TM) sales referred to above. The decrease in operating performance of the environmental protection equipment segment was primarily due to decreased sales. The decrease in real estate segment operating income was attributable to decreased land sales.

INFLATION

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 1999 or 1998. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

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

Cash flows provided by operating activities were $8.0 million and $11.3 million during the three-months ended December 31, 1999 and 1998, respectively. Cash flows from operating activities decreased principally as a result of an increase in certain working capital asset balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $0.2 million during the three months ended December 31, 1999, compared to $1.7 million during the same period last year. Capital expenditures are budgeted to amount to approximately $3.0 million in fiscal 2000 and are expected to relate primarily to specialty chemical segment capital improvement projects.

During the three-month period ended December 31, 1999, the Company received cash of approximately $1.6 million relating to the return of capital invested in GRLLC. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

In December 1999, in accordance with the requirements of the applicable indenture, the Company made an offer to purchase $8.4 million in principal amount of Notes at 102% of par, plus accrued interest.

Approximately $2.6 million in principal amount of Notes were tendered in connection with this offer and, in January 2000, the Company paid approximately $2.7 million (including accrued interest) to purchase these Notes.

During the three-month period ended December 31, 1999, the Company spent approximately $0.7 million on the repurchase of its Common Stock. In early January 2000, the Company repurchased 710,000 shares of its Common Stock for a total cost of approximately $5.9 million. The Company intends to continue its stock repurchase program but has not determined how many additional shares will be purchased or the time period during which purchases, if any, will be made.

During 1999, the Company completed a review of its major manufacturing and computing systems to identify areas that could be affected by Year 2000 issues. Management believes that the Company's critical systems were Year 2000 compliant as of December 31, 1999.

The Company believes that no material adverse impact has occurred relating to its production capabilities, processes or other operational departments reliant on computer systems resulting from the Year 2000 issues. The Company also believes that there has been no material impact from the Year 2000 issues on its consolidated financial position, results of operations or cash flows. However, certain ongoing risks may exist relative to the non-compliance of third parties with operational significance to the Company, such as key suppliers to its manufacturing operations. Accordingly, there can be no assurance that the Company will not be adversely impacted in the future by Year 2000 issues.

As of January 31, 2000, the Company has incurred approximately $0.3 million of costs directly associated with the Year 2000 issues.

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

       2. Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire extinguishing businesses.

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

      10. Provisions of the Company's Certificate of Incorporation and By-laws and recently-adopted Series D Preferred Stock, dividend of preference stock purchase rights and related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.