Form 10-Q
period 2000-03-31
AMERICAN PACIFIC CORP
filed 2000-05-12
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15 (d)
              -         of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,080,955 as of April 30, 2000.

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

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

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

          None.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The information required hereunder is incorporated by reference to the Registrant's Current Report on Form 8-K dated March 14, 2000.

ITEM 5.   Other Information
          -----------------

          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a) 27. Financial Data Schedules. This Exhibit is filed in connection with the Registrant's electronic filing.

          b) A Current Report on Form 8-K, dated March 14, 2000, was filed during the Registrant's second quarter of fiscal 2000. The Form 8-K reported the voting results of matters submitted to a vote of Security Holders at the Registrant's Annual Meeting of Stockholders held March 14, 2000, and a change to an ammonium perchlorate purchase order from a major customer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMERICAN PACIFIC CORPORATION



Date:  May 11, 2000               /S/ JOHN R. GIBSON
                                  -----------------------------
                                  John R. Gibson
                                  Chief Executive Officer and President


Date:  May 11, 2000               /S/ DAVID N. KEYS
                                  ----------------------------
                                  David N. Keys
                                  Executive Vice President, Chief Financial
                                  Officer, Secretary and Treasurer; Principal
                                  Financial and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                    Condensed Consolidated Income Statements
                                  (unaudited)

____________________________________________________________________________________________________________
                                                   For the three months ended            For the six months
                                                            March 31,                      ended March 31,
                                                  2000                   1999           2000            1999
----------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues                   $16,319,000        $ 16,891,000     $  37,295,000    $ 35,745,000
Cost of Sales                                   11,294,000          10,970,000        23,697,000      22,558,000
                                             -------------------------------------------------------------------
  Gross Profit                                   5,025,000           5,921,000        13,598,000      13,187,000

Operating Expenses                               2,815,000           2,465,000         5,240,000       4,957,000
                                             -------------------------------------------------------------------
Operating Income                                 2,210,000           3,456,000         8,358,000       8,230,000

Net Interest and Other Expense                     984,000           1,392,000         2,108,000       2,865,000
                                             -------------------------------------------------------------------

Income Before Provision for Income
  Taxes                                          1,226,000           2,064,000         6,250,000       5,365,000

Provision for Income Taxes
                                             -------------------------------------------------------------------
Net Income Before Extraordinary Loss             1,226,000           2,064,000         6,250,000       5,365,000

Extraordinary Loss-Debt Extinguishment             614,000                               614,000
                                            ---------------------------------------------------------------------
Net Income                                     $   612,000         $ 2,064,000     $   5,636,000    $  5,365,000
                                            ---------------------------------------------------------------------
Basic Net Income (Loss) Per Share:

 Income Before Extraordinary Loss              $       .16         $       .25      $       .83     $       .66

 Extraordinary Loss                            $      (.08)                         $      (.08)
                                           ---------------------------------------------------------------------
 Net Income                                    $       .08         $       .25      $       .75     $       .66
                                           ---------------------------------------------------------------------
Average Shares Outstanding                       7,315,000           8,144,000        7,559,000       8,167,000
                                           ---------------------------------------------------------------------
Diluted Net Income (Loss) Per Share:

 Income Before Extraordinary Loss              $       .16         $       .25      $       .81     $       .65

 Extraordinary Loss                            $      (.08)                         $      (.08)
                                           ---------------------------------------------------------------------

 Net Income                                    $       .08         $       .25      $       .73     $       .65
                                           ---------------------------------------------------------------------
Diluted Shares                                   7,473,000           8,291,000        7,673,000       8,267,000
                                           ---------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

________________________________________________________________________________________________________________
                                                                             March 31,             September 30,
                                                                               2000                    1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:

 Cash and Cash Equivalents                                                $ 35,932,000            $ 40,434,000

 Accounts and Notes Receivable                                              11,094,000               8,859,000

 Related Party Notes Receivable                                                423,000                 447,000

 Inventories                                                                10,459,000               9,577,000

 Prepaid Expenses and Other Assets                                             774,000                 680,000

 Restricted Cash                                                                                     1,195,000
                                                              ------------------------------------------------
  Total Current Assets                                                      58,682,000              61,192,000

Property, Plant and Equipment, Net                                          16,415,000              17,254,000

Intangible Assets, Net                                                      32,007,000              34,210,000

Real Estate Equity Investments                                               8,543,000              11,237,000

Development Property                                                         6,197,000               6,440,000

Other Assets, Net                                                            2,001,000               2,549,000
                                                              ------------------------------------------------
  TOTAL ASSETS                                                            $123,845,000            $132,882,000
                                                              ------------------------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

________________________________________________________________________________________________________________
                                                                             March 31,             September 30,
                                                                                2000                   1999
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable and Accrued Liabilities                                 $  8,952,000             $  6,909,000

 Current Portion of Long-Term Debt                                                                    1,195,000
                                                                          -------------------------------------
  Total Current Liabilities                                                  8,952,000                8,104,000

 Long-Term Debt                                                             58,175,000               67,000,000

 Long-Term Payables                                                          1,635,000                2,005,000
                                                                          -------------------------------------
  TOTAL LIABILITIES                                                         68,762,000               77,109,000
                                                                          -------------------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock                                            3,569,000                3,569,000

Shareholders' Equity:

Common Stock                                                                   852,000                  847,000

Capital in Excess of Par Value                                              80,094,000               79,757,000

Accumulated Deficit                                                        (17,643,000)             (23,279,000)

Treasury Stock                                                             (11,722,000)              (5,034,000)

Receivable from the Sale of Stock                                              (67,000)                 (87,000)
                                                                          -------------------------------------
  Total Shareholders' Equity                                                51,514,000               52,204,000
                                                                          -------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $123,845,000             $132,882,000
                                                                          -------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

________________________________________________________________________________________________________________
                                                          For the three months             For the six months
                                                             ended March 31,                 ended March 31,
                                                          2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities                $  2,578,000     $  (591,000)   $ 10,627,000     $10,670,000
                                                 ---------------------------------------------------------------

Cash Flows From Investing Activities:
 Capital Expenditures                                   (989,000)       (387,000)     (1,155,000)     (2,092,000)
 Real Estate Equity Investment
 Capital Activity                                      1,077,000         916,000       2,694,000       1,380,000
                                                 ---------------------------------------------------------------

Net Cash Flows From Investing Activities                  88,000         529,000       1,539,000        (712,000)
                                                 ---------------------------------------------------------------

Cash Flows From Financing Activities:
 Debt Related Payments                                (9,127,000)                    (10,322,000)
 Issuance of Common Stock                                 21,000          45,000         342,000          45,000
 Treasury Stock Acquired                              (5,946,000)       (425,000)     (6,688,000)       (725,000)
                                                 ---------------------------------------------------------------

Net Cash Flows From Financing Activities             (15,052,000)       (380,000)    (16,668,000)       (680,000)
                                                 ---------------------------------------------------------------

Net Change in Cash and Cash Equivalents              (12,386,000)       (442,000)     (4,502,000)      9,278,000
Cash and Cash Equivalents,
 Beginning of Period                                  48,318,000      30,109,000      40,434,000      20,389,000
                                                 ---------------------------------------------------------------

Cash and Cash Equivalents,
 End of Period                                      $ 35,932,000     $29,667,000    $ 35,932,000     $29,667,000
                                                 ---------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Interest Paid                                       $  3,050,000     $ 3,238,000    $  3,050,000     $ 3,238,000
                                                 ---------------------------------------------------------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1999 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

2.   NET INCOME PER COMMON SHARE

     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended March 31, 2000 and 1999, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.   INVENTORIES

     Inventories consist of the following:

                                        March 31,      September 30,
                                          2000             1999
                                      -----------      -------------
     Work-in-process                  $ 6,485,000       $5,938,000
     Raw materials and supplies         3,974,000        3,639,000
                                      -----------       ----------
     Total                            $10,459,000       $9,577,000
                                      -----------       ----------

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

5.   INCOME TAXES

     The Company established a valuation allowance for deferred tax assets at September 30, 1997. The Company's effective tax rate will be approximately 0% until its net operating losses expire or the Company believes the valuation allowance is no longer required.

6.   REAL ESTATE EQUITY INVESTMENTS

     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the earnings in GRLLC (after amortization of differences in basis) on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and six-month periods ended March 31, 2000 was as follows:

                                                       --------------------------------------------------------------------
                                                           Three-Month Period Ended             Six-Month Period Ended
                                                                March 31, 2000                      March 31, 2000
                                                       --------------------------------------------------------------------
         Income Statement:
                Revenues                                          $8,108,000                          $20,946,000
                Gross Profit                                         900,000                            2,433,000
                Operating Expenses                                   313,000                              730,000
                Net Income                                           581,000                            1,706,000

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

     The Company's specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron (TM) I, a clean gas fire extinguishing agent designed to replace Halon 1211. The specialty chemicals segment production facilities are located in Iron County, Utah.

     The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

     At March 31, 2000, the Company's real estate operating segment had approximately 70 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 6).

     Additional information about the Company's operations, by segment, for the three months and six months ended March 31, is provided below.

                                               --------------------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                            March 31,                       March 31,
                                                       2000           1999              2000          1999
                                               --------------------------------------------------------------
Revenues:
 Specialty chemicals                               $13,661,000     $16,675,000     $33,015,000    $33,161,000
 Environmental protection                            2,655,000         149,000       3,127,000        856,000
 Real estate                                             3,000          67,000       1,153,000      1,728,000
                                               --------------------------------------------------------------
 Total revenues                                    $16,319,000     $16,891,000     $37,295,000    $35,745,000
                                               --------------------------------------------------------------

Operating income (loss):
 Specialty chemicals                               $ 1,640,000     $ 4,198,000     $ 7,316,000    $ 7,911,000
 Environmental protection                              730,000        (360,000)        692,000       (367,000)
 Real estate                                          (150,000)        (94,000)        578,000      1,217,000
                                               --------------------------------------------------------------
 Total segment operating income                      2,220,000       3,744,000       8,586,000      8,761,000
Unallocated net expenses
(principally net interest)                             994,000       1,680,000       2,336,000      3,396,000
                                               --------------------------------------------------------------
Income before income taxes
                                                   $ 1,226,000     $ 2,064,000     $ 6,250,000    $ 5,365,000
                                               ==============================================================

8.   DEBT REPURCHASE

     In June 1999 and September 1998, the Company repurchased and retired $3.0 million and $5.0 million, respectively, in principal amount of its senior unsecured notes (the "Notes"). The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these transactions principally as a result of writing off costs associated with the issuance of the Notes. During the second quarter of fiscal 2000, the Company repurchased and retired approximately $8.8 million in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.6 million on these second quarter transactions. In April and May 2000, the Company repurchased and retired an additional $14.0 million in principal amount of Notes. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount at a weighted average cost of approximately 102.7% of par.

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

During 1998, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of Notes, consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and repurchased the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 69% and 72% of revenues during the six-month periods ended March 31, 2000 and 1999, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 17% and 20% of revenues during the six-month periods ended March 31, 2000 and 1999, respectively. The Company's principal sodium azide customer accounted for in excess of 80% of such revenues.

Sales of Halotron amounted to approximately 3% and 1% of revenues during the six-month periods ended March 31, 2000 and 1999, respectively. Halotron is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 3% and 5% of revenues during the six-month periods ended March 31, 2000 and 1999, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 8% and 2% of revenues during the six-month periods ended March 31, 2000 and 1999, respectively.

In March 2000, the Company received notification from Thiokol Propulsion (a division of Cordant Technologies, Inc.) ("Thiokol") of a change in the current purchase order for AP which will result in an estimated reduction in revenues of approximately $4.0 million in the fiscal year ending September 30, 2000. In 1998, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement establishes a pricing matrix under which AP unit prices to Thiokol vary inversely with the quantity of AP sold by the Company to all of its customers. The reduced AP delivery quantities in the Thiokol change order results in an AP unit price increase for all AP sold to Thiokol in fiscal 2000 and the Company has recognized in revenues the effects of the higher AP unit price for quantities sold to Thiokol during the first half of fiscal 2000.

The financial effects of the change order will be concentrated mostly on the Company's second half of fiscal 2000. The Company currently expects AP volumes and revenues to be between 30% and 40% lower in the second half of fiscal 2000 as compared to the first half. However, the change order also allows for a price adjustment claim which the Company expects to complete and submit in May 2000. Subject to the outcome of the price adjustment claim process, the purchase order modification may have a material adverse effect on the Company's fiscal year 2000 operating results.

Cost of Sales.  The principal elements comprising the Company's cost of sales
--------------
are depreciation and amortization, raw materials, electric power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all of the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities with relatively stable pricing, and the Company has had no difficulty obtaining necessary raw materials. The costs of operating the Company's specialty chemical plants are, however, largely fixed.

Income Taxes.  The Company's effective income tax rates were 0% during the six-
------------
month periods ended March 31, 2000 and 1999. The Company's effective income tax rate was 0% during these periods as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter of fiscal 1997. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the valuation allowance is no longer necessary.

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Sales and Operating Revenues.  Sales decreased $0.6 million, or 4%, during the
----------------------------
three months ended March 31, 2000, to $16.3 million from $16.9 million in the corresponding period of the prior year. This decrease was principally attributable to decreased sales of specialty chemicals. Perchlorate and sodium azide chemical sales decreased approximately $3.4 million (see above for a discussion of the impact of a change order for AP). This decrease was partially offset by an increase in environmental protection equipment sales of approximately $2.5 million due primarily to the timing of the shipment of certain equipment.

Cost of Sales.  Cost of sales increased $0.3 million, or 3%, in the three months
-------------
ended March 31, 2000, to $11.3 million from $11.0 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 69% during the three-month period ended March 31, 2000 compared to 65% during the same period last year. The increases were principally due to a change in the mix of sales and the lower variable margins associated with the Company's environmental protection equipment segment as compared to the specialty chemicals segment.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
increased $0.3 million, or 12%, in the three months ended March 31, 2000, to $2.8 million from $2.5 million in the corresponding period of 1999.

Net Interest Expense.  Net interest and other expense decreased to $1.0 million
--------------------
in the three months ended March 31, 2000, from $1.4 million in the corresponding period of the prior year as a result of lower average debt balances.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Sales and Operating Revenues.  Sales increased $1.6 million, or 4%, during the
----------------------------
six months ended March 31, 2000, to $37.3 million from $35.7 million in the corresponding period of the prior year. The increase was principally due to an increase in environmental protection equipment sales of approximately $2.3 million. Such increase was partially offset by a decrease in real estate sales of approximately $0.6 million.

Cost of Sales.  Cost of sales increased $1.1 million, or 5%, in the six months
-------------
ended March 31, 2000, to $23.7 million from $22.6 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 63% during the first six months of this fiscal year and last fiscal year.

Operating Expenses.  Operating expenses were $5.2 million during the six-month
------------------
period ended March 31, 2000 compared to $5.0 million in the corresponding period of the prior year. Operating expenses during the six-month periods ended March 31, 2000 and 1999 include approximately $0.5 million and $0.4 million, respectively, in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 4 to the Condensed Consolidated Financial Statements).

Net Interest Expense.  Net interest and other expense decreased to $2.1 million
--------------------
in the six months ended March 31, 2000, from $2.9 million in the corresponding period of the prior year, principally as a result of lower average debt balances.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the six-month periods ended March 31, 2000 and 1999 was as follows:

                                         ------------------------
                                             2000         1999
                                         ----------    ----------

Specialty chemicals                      $7,316,000    $7,911,000
Environmental protection equipment          692,000      (367,000)
Real Estate                                 578,000     1,217,000
                                         ----------    ----------
          Total                          $8,586,000    $8,761,000
                                         ==========    ==========

The decrease in operating income in the Company's specialty chemical industry segment was primarily attributable to lower sales. The increase in operating performance of the environmental protection equipment segment was principally due to increased sales. The decrease in real estate segment operating income was attributable to decreased land sales.

Inflation

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or six-month periods ended March 31, 2000 or 1999. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

Liquidity and Capital Resources

In March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. In June 1999 and September 1998, the Company repurchased and retired $3.0 million and $5.0 million, respectively, in principal amount of Notes.

The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these transactions principally as a result of writing off costs associated with the issuance of the Notes. During the second quarter of fiscal 2000, the Company repurchases and retired approximately $8.8 million in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.6 million on these second quarter transactions. In April and May 2000, the Company repurchased and retired an additional $14.0 million in principal amount of Notes. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount at a weighted average cost of approximately 102.7% of par.

Cash flows provided by operating activities were $10.6 million and $10.7 million during the six-months ended March 31, 2000 and 1999, respectively. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $1.2 million during the six months ended March 31, 2000, compared to $2.1 million during the same period last year. Capital expenditures are budgeted to amount to approximately $3.0 million in fiscal 2000 and are expected to relate primarily to specialty chemical segment capital improvement projects.

During the six-month period ended March 31, 2000, the Company received cash of approximately $2.7 million relating to the return of capital invested in GRLLC. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

During the six-month period ended March 31, 2000, the Company spent approximately $6.7 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock but is limited in its ability to use cash to repurchase stock by certain covenants contained in the Indenture associated with the Notes.

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

     10. Provisions of the Company's Certificate of Incorporation and By-laws, and Series D Preferred Stock, the potential dividend of preference stock purchase rights thereunder and the related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.