Form 10-Q
period 2000-06-30
AMERICAN PACIFIC CORP
filed 2000-08-09
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15 (d)
              -
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,080,955 as of July 31, 2000.

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


                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         The information required by Item 103 of Regulation S-K is provided on page 9 of this Report on Form 10-Q.

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



                                AMERICAN PACIFIC CORPORATION




Date:  August 9, 2000           /S/ JOHN R. GIBSON
                                ------------------
                                 John R. Gibson
                                 Chief Executive Officer and President


Date:  August 9, 2000           /S/ DAVID N. KEYS
                                -----------------
                                David N. Keys
                                Executive Vice President, Chief Financial
                                Officer, Secretary and Treasurer; Principal
                                Financial and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                    Condensed Consolidated Income Statements
                                  (unaudited)


------------------------------------------------------------------------------------------------------------------
                                                        For the three months              For the nine months
                                                           ended June 30,                   ended June 30,
                                                      2000                1999           2000            1999
------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                       $17,021,000         $18,659,000     $54,316,000     $54,404,000
Cost of Sales                                       10,866,000          12,429,000      34,563,000      34,987,000
                                                   ---------------------------------------------------------------
 Gross Profit                                        6,155,000           6,230,000      19,753,000      19,417,000

Operating Expenses                                   2,572,000           2,548,000       7,812,000       7,505,000
                                                   ---------------------------------------------------------------


Operating Income                                     3,583,000           3,682,000      11,941,000      11,912,000

Net Interest and Other Expense                         756,000           1,326,000       2,864,000       4,191,000
                                                   ---------------------------------------------------------------

Income Before Provision for Income Taxes
 and Extraordinary Loss                              2,827,000           2,356,000       9,077,000       7,721,000


Provision for Income Taxes
                                                   ---------------------------------------------------------------

Net Income Before Extraordinary Loss                 2,827,000           2,356,000       9,077,000       7,721,000

Extraordinary Loss-Debt Extinguishments                980,000             174,000       1,594,000         174,000
                                                   ---------------------------------------------------------------

Net Income                                         $ 1,847,000         $ 2,182,000     $ 7,483,000     $ 7,547,000
                                                   ---------------------------------------------------------------

Basic Net Income (Loss) Per Share:

 Income Before Extraordinary Loss                  $       .40         $       .29     $      1.23     $       .95

 Extraordinary Loss                                       (.14)               (.02)           (.22)           (.02)
                                                   ---------------------------------------------------------------

 Net Income                                        $       .26         $       .27     $      1.01     $       .93
                                                   ---------------------------------------------------------------

Average Shares Outstanding                           7,080,000           8,134,000       7,399,000       8,156,000
                                                   ---------------------------------------------------------------

Diluted Net Income (Loss) Per Share:

 Income Before Extraordinary Loss                  $       .40         $       .28     $      1.22     $       .93

 Extraordinary Loss                                       (.14)               (.02)           (.22)           (.02)
                                                   ---------------------------------------------------------------


 Net Income                                        $       .26         $       .26     $      1.00     $       .91
                                                   ---------------------------------------------------------------

Diluted Shares                                       7,090,000           8,272,000       7,469,000       8,269,000
                                                   ---------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


=============================================================================================================
                                                                           June 30,              September 30,
                                                                              2000                    1999
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and Cash Equivalents                                                $ 21,961,000            $ 40,434,000
 Accounts and Notes Receivable                                              15,557,000               8,859,000
 Related Party Notes Receivable                                                412,000                 447,000
 Inventories                                                                11,080,000               9,577,000
 Prepaid Expenses and Other Assets                                             949,000                 680,000
 Restricted Cash                                                                                     1,195,000
                                                              ------------------------------------------------
  Total Current Assets                                                      49,959,000              61,192,000

Property, Plant and Equipment, Net                                          16,585,000              17,254,000
Intangible Assets, Net                                                      30,912,000              34,210,000
Real Estate Equity Investments                                               7,980,000              11,237,000
Development Property                                                         5,456,000               6,440,000
Other Assets, Net                                                            1,474,000               2,549,000
                                                              ------------------------------------------------
  TOTAL ASSETS                                                            $112,366,000            $132,882,000
                                                              ------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


===============================================================================================================
                                                                       June 30,               September 30,
                                                                         2000                     1999
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable and Accrued Liabilities                                 $  9,776,000             $  6,909,000
 Current Portion of Long-Term Debt                                                                    1,195,000
                                                              -------------------------------------------------
  Total Current Liabilities                                                  9,776,000                8,104,000
 Long-Term Debt                                                             44,175,000               67,000,000
 Long-Term Payables                                                          1,485,000                2,005,000
                                                              -------------------------------------------------
  TOTAL LIABILITIES                                                         55,436,000               77,109,000
                                                              -------------------------------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock                                            3,569,000                3,569,000

Shareholders' Equity:
Common Stock                                                                   852,000                  847,000
Capital in Excess of Par Value                                              80,094,000               79,757,000
Accumulated Deficit                                                        (15,796,000)             (23,279,000)
Treasury Stock                                                             (11,722,000)              (5,034,000)
Receivable from the Sale of Stock                                              (67,000)                 (87,000)
                                                              --------------------------------------------------
  Total Shareholders' Equity                                                53,361,000               52,204,000
                                                              --------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $112,366,000             $132,882,000
                                                              -------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)



================================================================================================================
                                                        For the three months             For the nine months
                                                           ended June 30,                  ended June 30,
                                                        2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                $  1,099,000    $  6,507,000    $ 11,726,000    $ 17,177,000
                                                    ------------------------------------------------------------


Cash Flows From Investing Activities:
 Capital Expenditures                                 (1,066,000)       (413,000)     (2,221,000)     (2,505,000)
 Real Estate Equity Investment
   Capital Activity                                      563,000       3,189,000       3,257,000       4,569,000
                                                    ------------------------------------------------------------


Net Cash Flows From Investing Activities                (503,000)      2,776,000       1,036,000       2,064,000
                                                    ------------------------------------------------------------


Cash Flows From Financing Activities:
 Debt Related Payments                               (14,567,000)     (3,053,000)    (24,889,000)     (3,053,000)
 Issuance of Common Stock                                                 27,000         342,000          72,000
 Treasury Stock Acquired                                                              (6,688,000)       (725,000)
                                                    ------------------------------------------------------------


Net Cash Flows From Financing Activities             (14,567,000)     (3,026,000)    (31,235,000)     (3,706,000)
                                                    ------------------------------------------------------------

Net Change in Cash and Cash Equivalents              (13,971,000)      6,257,000     (18,473,000)     15,535,000
Cash and Cash Equivalents,
  Beginning of Period                                 35,932,000      29,667,000      40,434,000      20,389,000
                                                    ------------------------------------------------------------


Cash and Cash Equivalents,
  End of Period                                     $ 21,961,000    $ 35,924,000    $ 21,961,000    $ 35,924,000
                                                    ------------------------------------------------------------


Supplemental Disclosure of Cash Flow
  Information:
Interest Paid                                                                       $  3,050,000    $  3,238,000
                                                   -------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING


     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1999 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. In the opinion of Management, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from these and other estimates.

     Recently issued accounting pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB
     101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of Fiscal 2001. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices.

2.  NET INCOME PER COMMON SHARE


     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 2000 and 1999, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.   INVENTORIES

     Inventories consist of the following:


                                        June 30,      September 30,
                                          2000             1999
                                     -------------    -------------
     Work-in-process                  $ 7,202,000      $ 5,938,000
     Raw materials and supplies         3,878,000        3,639,000
                                      -----------       ----------
     Total                            $11,080,000       $9,577,000
                                      -----------       ----------


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

6.   REAL ESTATE EQUITY INVESTMENTS


     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the earnings in GRLLC (after amortization of differences in basis) on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and nine-month periods ended June 30, 2000 was as follows:

                                                                ======================================================
                                                                Three-Month Period Ended       Nine-Month Period Ended
                                                                     June 30, 2000                 June 30, 2000
                                                                ------------------------------------------------------
Income Statement:
       Revenues                                                     $13,109,000                      $34,055,000
       Gross Profit                                                   1,282,000                        3,715,000
       Operating Expenses                                               372,000                        1,102,000
       Net Income                                                       933,000                        2,639,000

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

    At June 30, 2000, the Company's real estate operating segment had approximately 68 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 6).

    Additional information about the Company's operations, by segment, for the three months and nine months ended June 30, is provided below.

                                                   ========================================================
                                                       Three Months Ended             Nine Months Ended
                                                            June 30,                       June 30,
                                                       2000            1999           2000           1999
                                                   ---------------------------------------------------------
Revenues:
 Specialty chemicals                               $15,572,000     $14,012,000    $48,587,000    $47,173,000
 Environmental protection                              124,000         954,000      3,251,000      1,810,000
 Real estate                                         1,325,000       3,693,000      2,478,000      5,421,000
                                                   ---------------------------------------------------------
 Total revenues                                    $17,021,000     $18,659,000    $54,316,000    $54,404,000
                                                   ---------------------------------------------------------

Operating income (loss):
 Specialty chemicals                               $ 3,522,000     $ 1,492,000    $10,838,000    $ 9,403,000
 Environmental protection                             (148,000)        128,000        544,000       (239,000)
 Real estate                                           456,000       1,836,000      1,034,000      3,053,000
                                                   ---------------------------------------------------------

 Total segment operating income                      3,830,000       3,456,000     12,416,000     12,217,000
Unallocated net expenses
  (principally net interest)                         1,003,000       1,100,000      3,339,000      4,496,000
                                                   ---------------------------------------------------------
Income before income taxes                         $ 2,827,000     $ 2,356,000    $ 9,077,000    $ 7,721,000
                                                   =========================================================

8.  DEBT REPURCHASE

    In June 1999 and September 1998, the Company repurchased and retired $3.0 million and $5.0 million, respectively, in principal amount of its senior unsecured notes (the "Notes"). The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these transactions principally as a result of writing off costs associated with the issuance of the Notes. During the second quarter of fiscal 2000, the Company repurchased and retired approximately $8.8 million in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.6 million on these second quarter transactions. In April and May 2000, the Company repurchased and retired an additional $14.0 million in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $1.0 million on these repurchases. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount at a weighted average cost of approximately 102.7% of par.

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

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 68% and 65% of revenues during the nine-month periods ended June 30, 2000 and 1999, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 17% and 20% of revenues during the nine-month periods ended June 30, 2000 and 1999, respectively. The Company's principal sodium azide customer accounted for in excess of 80% of such revenues.

Sales of Halotron(TM) amounted to approximately 4% and 2% of revenues during the nine-month periods ended June 30, 2000 and 1999, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 5% and 10% of revenues during the nine-month periods ended June 30, 2000 and 1999, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 6% and 3% of revenues during the nine-month periods ended June 30, 2000 and 1999, respectively.

In March 2000, the Company received notification from Thiokol Propulsion (a division of Cordant Technologies, Inc.) ("Thiokol") of a change in the current purchase order for AP which will result in an estimated reduction in revenues of approximately $4.0 million in the fiscal year ending September 30, 2000. In 1998, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement establishes a pricing matrix under which AP unit prices to Thiokol vary inversely with the quantity of AP sold by the Company to all of its customers. The reduced AP delivery quantities in the Thiokol change order results in an AP unit price increase for all AP sold to Thiokol in fiscal 2000 and the Company has billed and recognized in revenues the effects of the higher AP unit price for quantities sold to Thiokol prior to receipt of the change order.

The financial effects of the change order will be concentrated mostly in the Company's fourth quarter of fiscal 2000. The Company's AP revenues in the fourth quarter of fiscal 2000 are expected to amount to approximately 40% to 50% of AP revenues recognized in the fourth quarter of last fiscal year. Accordingly, the Company expects that its operating results will be materially adversely affected in the fourth quarter of fiscal 2000. However, the change order also allows for a price adjustment claim which the Company submitted in June 2000. The resolution of this claim may take several months.

Cost of Sales.  The principal elements comprising the Company's cost of sales
-------------
are depreciation and amortization, raw materials, electric power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, and nitrous oxide. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers, although all of the raw materials used in the Company's manufacturing processes have historically been available in commercial quantities with relatively stable pricing, and the Company has had no difficulty obtaining necessary raw materials. The costs of operating the Company's specialty chemical plants are, however, largely fixed.

Income Taxes.  The Company's effective income tax rates were 0% during the nine-
------------
month periods ended June 30, 2000 and 1999. The Company's effective income tax rate was 0% during these periods as a result of the establishment of a $10.4 million deferred tax valuation allowance in the fourth quarter of fiscal 1997. The Company's effective tax rate will be 0% until the Company's net operating losses expire or the valuation allowance is no longer necessary.

Net Income.  Although the Company's net income and diluted net income per share
----------
have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) the timing of real estate and related sales and the equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment orders in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Sales and Operating Revenues.  Sales decreased $1.7 million, or 9%, during the
----------------------------
three months ended June 30, 2000, to $17.0 million from $18.7 million in the corresponding period of the prior year. This decrease was principally attributable to lower environmental protection equipment and real estate sales. This decrease was partially offset by an increase in specialty chemical sales of approximately $1.6 million.

Cost of Sales.  Cost of sales decreased $1.5 million, or 12%, in the three
-------------
months ended June 30, 2000, to $10.9 million from $12.4 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 64% during the three-month period ended June 30, 2000 compared to 67% during the same period last year. These decreases were principally due to a decrease in sales and slightly better margins associated with the Company's specialty chemicals segment.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
increased $0.1 million, or 4%, in the three months ended June 30, 2000, to $2.6 million from $2.5 million in the corresponding period of 1999.

Net Interest Expense.  Net interest and other expense decreased to $0.8 million
--------------------
in the three months ended June 30, 2000, from $1.3 million in the corresponding period of the prior year as a result of lower average debt balances.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Sales and Operating Revenues.  Sales decreased $0.1 million, or less than 1%,
----------------------------
during the nine months ended June 30, 2000, to $54.3 million from $54.4 million in the corresponding period of the prior year. The decrease was principally due to a decrease in real estate sales of approximately $2.9 million. Such decrease was partially offset by a an increase in specialty chemical sales of $1.4 million and an increase in environmental equipment sales of $1.5 million.

Cost of Sales.  Cost of sales decreased $0.4 million, or 1%, in the nine months
-------------
ended June 30, 2000, to $34.6 million from $35.0 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 64% during the first nine months of this fiscal year and last fiscal year.

Operating Expenses.  Operating expenses were $7.8 million during the nine-month
------------------
period ended June 30, 2000 compared to $7.5 million in the corresponding period of the prior year. Operating expenses during the nine-month periods ended June 30, 2000 and 1999 include approximately $0.6 million and $0.7 million, respectively, in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 4 to the Condensed Consolidated Financial Statements).

Net Interest Expense.  Net interest and other expense decreased to $2.9 million
--------------------
in the nine months ended June 30, 2000, from $4.2 million in the corresponding period of the prior year, principally as a result of lower average debt balances.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the nine-month periods ended June 30, 2000 and 1999 was as follows:

                                                             ================================
                                                                2000                  1999
                                                             -----------          -----------
Specialty chemicals                                          $10,838,000          $ 9,403,000
Environmental protection equipment                               544,000             (239,000)
Real Estate                                                    1,034,000            3,053,000
                                                             -----------          -----------
          Total                                              $12,416,000          $12,217,000
                                                             ===========          ===========

The increases in operating income in the Company's specialty chemical industry segment and environmental protection equipment segment were primarily attributable to higher sales. The decrease in real estate segment operating income was attributable to decreased land sales.

Inflation

Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or nine-month periods ended June 30, 2000 or 1999. Inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

Liquidity and Capital Resources

In March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. In June 1999 and September 1998, the

Company repurchased and retired $3.0 million and $5.0 million, respectively, in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these transactions principally as a result of writing off costs associated with the issuance of the Notes. During the second quarter of fiscal 2000, the Company repurchased and retired approximately $8.8 million in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.6 million on these second quarter transactions. In April and May 2000, the Company repurchased and retired an additional $14.0 million in principal amount of Notes. The Company incurred extraordinary losses of approximately $1.0 million on these third quarter transactions. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount at a weighted average cost of approximately 102.7% of par.

Cash flows provided by operating activities were $11.7 million and $17.2 million during the nine-months ended June 30, 2000 and 1999, respectively. The decrease in cash flows from operating activities was principally due to increased trade receivable balances as of June 30, 2000. These higher than normal balances were reduced as a result of collections in July, 2000. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $2.2 million during the nine months ended June 30, 2000, compared to $2.5 million during the same period last year. Capital expenditures are budgeted to amount to approximately $3.0 million in fiscal 2000 and are expected to relate primarily to specialty chemical segment capital improvement projects.

During the nine-month period ended June 30, 2000, the Company received cash of approximately $3.3 million attributable to the return of capital invested in GRLLC. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

During the nine-month period ended June 30, 2000, the Company spent approximately $6.7 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock but is limited in its ability to use cash to repurchase stock by certain covenants contained in the Indenture governing the Notes.

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