Form 10-K
period 2000-09-30
AMERICAN PACIFIC CORP
filed 2000-12-12
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 2000
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

               Yes   X                          No ______
                   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2000, was approximately $32.9 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 1, 2000 was 7,080,955.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Hereof

     Definitive Proxy Statement for 2000 Annual Meeting of Stockholders to be filed not later than January 28, 2001.


Part IV Hereof

     S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 1999, 1997, 1995, 1994 and 1993; S-2 Registration Statement (33-36664); Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1999, December 31, 1998 and March 31, 1998; Form 8-A dated August 6, 1999; S-3 Registration Statement (33-52196); S-8 Registration Statement (333-53449); S-4 Registration Statement (333-49883) and Current Reports on Forms 8-K dated February 28, 1992, February 19, 1998 and November 9, 1999.

                                    PART I

Item 1.  Business
-----------------


Overview

  American Pacific Corporation (the "Company") is principally engaged in the production of a specialty chemical, ammonium perchlorate ("AP"), which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. AP is employed in the Space Shuttle, the Minuteman missile, the Titan space launch vehicle, the Delta and Atlas families of commercial space launch vehicles, and most other solid fuel rocket motors. AP customers include contractors of the National Aeronautics and Space Administration ("NASA"), the Department of Defense ("DOD") and certain commercial space launch vehicle programs used to launch satellites for communication, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring.

  The Company also produces a variety of other specialty chemicals and environmental protection equipment for niche applications, including: (i) other perchlorate chemicals used principally in explosives and the inflation of automotive airbags, (ii) sodium azide, used in the inflation of automotive airbags and certain pharmaceutical applications; (iii) Halotron(TM) products, used to extinguish fires; and (iv) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater. In addition, the Company has interests in two real estate assets in the Las Vegas, Nevada area, consisting of approximately 65 remaining acres of undeveloped land in an industrial park and a 50% interest in a master-planned residential community on approximately 320 acres.

  On March 12, 1998, the Company sold $75.0 million principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee Chemical Corporation ("Kerr-McGee") described below and repurchased the remaining $25.0 million principal amount outstanding of subordinated secured notes (the "Azide Notes").

  The Company is a party to agreements with Dynamit Nobel A.G., of Germany ("Dynamit Nobel") relating to the production and sale of sodium azide, the principal component of a gas generant used in certain automotive airbag inflation systems. Dynamit Nobel licensed to the Company, on an exclusive basis for the North American market, its technology and know-how in the production of sodium azide, and provided technical support for the design, construction and start-up of the Company's sodium azide facility. The Company commenced commercial sales of sodium azide in fiscal 1994. In January 1996, the Company filed an antidumping petition with the United States International Trade Commission ("ITC") and the United States Department of Commerce ("Commerce") in response to the unlawful pricing practices of Japanese producers of sodium azide. In the fiscal years 2000 and 1997, the Company recognized impairment charges of $9.1 million and $52.6 million, respectively, relating to the fixed assets used in the production of sodium azide. See Note 12 to the Consolidated Financial Statements of the Company.

  In February 1992, the Company acquired (by exercise of an option previously granted to it) the worldwide rights to Halotron(TM), a fire extinguishing system that includes chemical compounds and application technology to replace halons, which have been found to be ozone layer-depleting chemicals. Halotron(TM) has applications as a fire extinguishing agent for military, commercial and industrial uses.

  During the past three fiscal years, the Company has been pursuing a number of strategic and financial opportunities. As discussed above, in March 1998, the Company consummated the Acquisition and effectively became the sole North American producer of AP. The Company's financial performance has improved significantly since fiscal 1997. Net income before income taxes and extraordinary losses was $0.2 million during the year ended September 30, 2000, as compared to a net loss before income taxes and extraordinary losses of $58.8 million during the year ended September 30, 1997. Operating income before impairment charges was $12.9 million in fiscal 2000, as compared to an operating loss before impairment charges of $5.5 million in fiscal 1997. Cash flows from operating activities were $19.0 million in fiscal 2000, as compared to $9.6 million in fiscal 1997. During the same period, net debt (total debt less cash) increased only $1.8 million, from $12.2 million at September 30, 1997, to $14.0 million at September 30, 2000. In addition, the Company has repurchased approximately 13% of its outstanding Common Stock since September 30, 1997.

  In fiscal 1999, subsequent to the consummation and successful integration of the Acquisition, the Company began exploring a number of merger, acquisition and sale possibilities. None of these options led to a transaction that the Company believed would be in the best interests of its shareholders. In January 2000, the Company engaged an investment banking firm to pursue a transaction to realize shareholder value. Toward the end of fiscal 2000, the Board of Directors determined to pursue an all-cash sale of the Company with a financial buyer contacted through this effort. The principal executive officers were to join in such a purchase. Accordingly, an independent financial adviser was engaged to assist a Special Committee of the Company's non-management Directors, which entered into negotiations with the prospective buyer. The prospective buyer terminated negotiations with the Special Committee in October 2000, which termination management believes to have been largely the result of tightening credit markets and lower forecasted customer demand levels for the Company's principal product, AP (See "Specialty Chemicals-Perchlorate Chemicals", below). The Company will remain open to and pursue such strategic and financial alternatives that appear to create value for the shareholders of the Company.

  See Note 11 to the Consolidated Financial Statements of the Company for financial information concerning the Company's operating segments. The Company's perchlorate chemicals accounted for approximately 69%, 67% and 67% of revenues during the years ended September 30, 2000, 1999 and 1998, respectively. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

Specialty Chemicals

Perchlorate Chemicals

Strategy

  The Company's strategy is to continue its efforts to consolidate the world-wide market for AP and other perchlorate chemicals and derivatives. Upon consummation of the Acquisition, the Company effectively became the only North American producer of AP.

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

  The Company has supplied AP for use in space programs for over 30 years, beginning with the Titan program in the early 1960's. Today, its principal space customers are Thiokol Propulsion ("Thiokol") for the Space Shuttle Program, and Alliant Techsystems, Inc. ("Alliant") for both the Delta family of commercial rockets and the Titan program. The Company's AP is used in solid fuel rockets on various space launch vehicles that launch satellites for communications, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring. The Company is also a qualified supplier of AP to a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs.

  Demand for AP declined throughout the 1990's. In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the AP industry, the Company consummated the Acquisition with Kerr-McGee. See "Perchlorate Chemicals - Kerr-McGee Acquisition." Sales volume levels for AP declined from approximately 20.2 million pounds in fiscal 1999 to approximately
16.4 million pounds in fiscal 2000. The Company expects sales volumes for AP in fiscal 2001 to decrease further to between 13.0 million and 15.0 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years considering the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Accordingly, the Company believes that the estimated future AP requirements for these two programs should bring North American demand for AP back to an annual level of between 16.0 million and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence North American demand for AP.

  The Company produces other perchlorate chemicals including sodium perchlorate, which is used principally in cast explosives, and potassium perchlorate, which is primarily used in the inflation of certain types of automotive airbags. The dollar amount of sales of these chemicals has historically been relatively small compared to AP sales.

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

  Thiokol accounted for 38%, 35% and 39% of the Company's revenues during the fiscal years 2000, 1999 and 1998, respectively. Alliant accounted for approximately 13%, 14% and 16% of the Company's revenues during the fiscal years 2000, 1999 and 1998, respectively.

  Thiokol Agreement

  In connection with the Acquisition, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from the Company. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

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

Backlog

  As of November 30, 2000, the Company had a backlog of approximately $26.0 million for delivery of perchlorate chemicals in fiscal 2001.

Manufacturing Capacity and Process

  Production of AP at the Company's current manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of AP annually and is readily expandable to 40.0 million pounds annually. The Company also produces commercial quantities of other perchlorate chemicals at this facility. AP produced at the facility and propellants incorporating such AP have qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta and Atlas programs.

  The Company's AP facility is designed to site particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of the Company's AP customers, insurance carriers and governmental authorities.

  AP is manufactured by electrochemical processes using the Company's proprietary technology. The principal raw materials used in the manufacture of AP (other than electrical energy) are salt, sodium chlorate, graphite, ammonia and hydrochloric acid. All of the raw materials used in the AP manufacturing process have been available in commercial quantities, and the Company has had no difficulty in obtaining necessary raw materials. Prices paid by the Company for raw materials have historically been relatively stable, although the Company has recently experienced cost increases on certain raw materials, particularly those requiring substantial energy costs to manufacture.

  The Company's AP production requires substantial amounts of electric power. The Company is a party to an agreement with Utah Power & Light Company ("UPL") for its electrical requirements at its AP facility. The Company's agreement with UPL provided for the supply of power for a minimum 10-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. The agreement had a three year notice of termination provision and, on April 7, 1999, UPL provided written notice of termination effective April 7, 2002. The Company is in the process of negotiating for its expected power requirements beyond April 7, 2002.

Competition

  Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP. The Company is aware of production capacity for AP in France, Japan and possibly China. Although the Company has limited information with respect to these facilities, the Company believes that these foreign AP producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, the Company believes that the rigorous and sometimes costly NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing an AP facility, and the Company's established relationships with key customers constitute significant hurdles to entry for prospective competitors.

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

  Under the Purchase Agreement, Kerr-McGee has agreed to indemnify the Company against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. The Company has agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. In addition, Kerr-McGee has agreed that it will, at the Company's request, introduce the Company to AP customers that were not customers of the Company and consult with the Company regarding the production and marketing of AP. The Company has agreed that, at Kerr-McGee's request, it will use reasonable efforts to market Reclaimed Product on Kerr-McGee's behalf for up to three years following consummation of the Acquisition.

  The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction and that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. Since they have no independent value to the Company, the Company has assigned no value to the Rights and assigned the entire purchase price to an unidentified intangible asset. The Company is amortizing the purchase price for the unidentified intangible over ten years, the duration of the pricing agreements with its two principal AP customers referred to above.

Financing

  On March 12, 1998, the Company sold $75.0 million in Notes. A portion of the net proceeds ($39.0 million) was used to effect the Acquisition. The Notes mature on March 1, 2005. Interest on the Notes is paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, which commenced September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation of the Company, ranks pari passu in right of payment with all existing and future senior indebtedness of the Company and is senior in right of payment to all future subordinated indebtedness of the Company. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. Management believes the Company has complied with these limitations and restrictions. In April 1998, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the Notes for identical Notes registered for resale under the federal securities laws. The exchange offer was consummated on August 28, 1998. Since the issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount of Notes.

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

Financing

  On February 21, 1992, the Company concluded a $40.0 million financing for the design, construction and startup of the sodium azide facility through the sale of the Azide Notes (11% noncallable subordinated secured term notes). As described above, on March 12, 1998, the Company repurchased the then remaining $25.0 million principal amount outstanding of the Azide Notes with funds obtained through the issuance of the Notes. In connection with the issuance of the Azide Notes, the Company issued Warrants ("the Warrants") to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of the Company's Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that the Company issues or is deemed to issue stock, rights to purchase stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of certain stock splits, mergers or similar transactions. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than the Company's Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC's capital, adjusted for earnings and losses, plus interest from the date of contribution.

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

Market

  A number of firms have devoted extensive efforts for at least 25 years to the development of automotive airbag safety systems. These efforts have resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that initially was based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. Other inflator technologies have since been commercially developed and have rapidly gained market share.

  The Company expects demand for airbag systems in North America and worldwide to increase, although the level of demand for sodium azide will depend upon the penetration of competing inflator technologies that are not based upon the use of sodium azide. Based principally upon market information received from inflator manufacturers, the Company expects sodium azide use to decline significantly and that inflators using sodium azide will be phased out over some period of time.

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

  The Company believes that the price erosion of sodium azide has been due, in part, to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by the ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

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

Customers

  In May 1997 the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The agreement has been extended through December 31, 2001. Autoliv accounted for approximately 14%, 17% and 19% of the Company's revenues during the fiscal years 2000, 1999 and 1998, respectively. The Company is also qualified to supply sodium azide to TRW, Inc. ("TRW"), the other major supplier of airbag inflators in the United States, but TRW's requirements have been supplied by competitors of the Company.

Competition

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

  In the fiscal years 2000 and 1997, the Company recognized impairment charges of $9.1 million and $52.6 million, respectively, relating to the fixed assets used in the production of sodium azide. See Note 12 to the Consolidated Financial Statements of the Company.

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

Halotron(TM)


  Halotron(TM) is a fire extinguishing system designed to replace halons, which are brominated CFC chemicals that have been widely used as fire extinguishing agents in military, industrial, and commercial applications. The impetus for the invention and improvement of Halotron(TM) was the discovery during the 1980's that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation.

Use of Halons

  Halons have been used throughout the world in modalities that range from hand-held fire extinguishers to extensively engineered fixed systems, but which are generally of two types, streaming and total flooding systems. Streaming systems rely upon the focused projection of a slowly gasifying liquid over distances of up to 50 feet from the point of projection. Total flooding systems release a quickly gasifying liquid into a confined space, rendering inert a combustible atmosphere and extinguishing any ongoing combustion. Halon 1211, principally a streaming agent, was used on aircraft and aircraft flightlines, on small boats and ships, in chemically clean rooms and laboratories, telecommunication facilities, hotels, textile manufacturing facilities and other commercial and industrial facilities, including those in the petroleum industries. Its worldwide production peaked in 1988 at 20,000 metric tons. Halon 1301, principally a flooding agent, protects such installations as computer, electronic and equipment rooms, ship and other engine room spaces, petroleum handling stations and repositories of literature and cultural heritage. Its worldwide production peaked in 1988 at 12,500 metric tons.

Customers and Market

  The end-user market for halons and consequently, Halotron(TM), is divided into several segments. The government segment consists of the armed services and other agencies, including the Department of Energy, NASA and governmental offices, laboratories and data processing centers. Historically, military applications have predominated in this segment. It will be critical to the Company's efforts to market Halotron(TM) to the military that military specifications for the procurement of halon replacements include Halotron(TM). The Company is not aware of any military specifications for halon replacements that have been issued to date.

  Commercial market segments include fire critical industries such as utilities, telecommunications, oil and gas exploration and production, textile manufacturing, railroad, retail, wholesale, ocean transport and commercial aviation. Other market segments include schools, hotels, other business organizations and small users that typically follow selections made by the industry users described above.

  The Company's efforts to produce, market and sell Halotron(TM) are dependent upon the political climate and environmental regulations that exist and may vary from country to country. The magnitude of future orders received will be dependent to a large degree upon political issues and environmental regulations that are not within the Company's control, as well as additional testing and qualification in certain jurisdictions, governmental budgetary constraints and the ultimate market acceptance of these new products.

  Halotron(TM) I, the first phase of Halotron(TM), has been extensively and successfully tested. In 1993, Halotron(TM) I was approved by the United States Environmental Protection Agency (the "EPA") as a replacement agent for Halon 1211 (the principal halon currently in use). During 1995, the Federal Aviation Administration ("FAA") approved Halotron(TM) I as an acceptable airport ramp firefighting agent, concluding that Halotron(TM) I will extinguish flightline fires in a manner similar to halon 1211.

  The Company, together with distributors Amerex Corporation ("Amerex"), Badger Fire Protection, ("Badger"), Kidde Fyrnetics ("Kidde") and Buckeye Fire Equipment Company ("Buckeye"), have successfully completed Underwriters Laboratories' ("UL") fire tests for a number of sizes of portable and wheeled fire extinguishers using Halotron(TM) I. Domestic distribution of the Buckeye Halotron(TM) extinguisher line began in early 1996. In May 1998, Amerex began distribution of a line of UL listed portable fire extinguishers using Halotron(TM) I. In June 1998, Badger began distribution of a line of UL listed portable fire extinguishers using Halotron(TM) I. In 1999, Kidde also began distributing UL listed Halotron(TM) I portables. The Company now has four major domestic fire extinguisher companies manufacturing and distributing UL listed portable fire extinguishers using Halotron(TM) I. The Company is also marketing Halotron(TM) I to other domestic and international fire extinguisher manufacturers.

  In August 1997, the Company completed a study, which concluded that the market for halon substitutes anticipated by the Company when it entered into the Halotron(TM) business in 1992 had not materialized and that the market for "in-kind" substitutes for Halon 1211 would remain substantially smaller than the peak use in 1988. Although the study also concluded that the Company's Halotron(TM) I product could command a significant percentage of this smaller than anticipated market, there can be no assurance in that regard. In order for the Company to achieve and maintain market share for Halotron(TM) I and a long term presence in the industry, it may be necessary for the Company to expend considerable additional funds and effort in research and development. Although Halotron(TM) I has an Ozone Depletion Potential ("ODP") that is significantly lower than that of halons and that meets current environmental standards, potential users of halon replacements may eventually require a product with zero ODP. Accordingly, the product life of Halotron(TM) I may be limited, and the Company may be required to produce succeeding Halotron(TM) phases that can meet increasingly stringent standards. There can be no assurance that such phases will be capable of production or that a competitor or competitors will not develop fire extinguishing agents with comparable or superior qualities.

Competition

  Potential halon alternatives (not in-kind) and substitutes (halocarbons) compete as to performance characteristics, environmental effects and cost. Performance characteristics include throwability, visibility after application, after-fire damage, equipment portability and versatility, low and high temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP, global warming potential and toxicity. Potential halon alternatives include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire extinguishing chemicals and systems and will have greater financial resources than those available to the Company. In 1996, Dupont introduced a new substitute fire extinguishing agent called FE-36(TM), which is intended to replace Halon 1211. There are also certain existing patents held by others that may cover the use as a fire extinguishing agent of one of the key raw materials the Company uses in the production of Halotron(TM) I. The Company has recently experienced increases in the cost of this raw material. In addition, there are currently no domestic use restrictions on halon, so that potential customers for halon substitutes may continue to use existing halon-based systems in their possession until the supply is exhausted, which is believed to be a substantial period of time for some users.

Halotron(TM) Agreement

  In 1991 and thereafter, the Company entered into a number of agreements (collectively the "Halotron(TM) Agreement") with the inventors of Halotron(TM) (the "Inventors"), granting the Company the option (which was exercised in February, 1992) to acquire the exclusive worldwide rights to manufacture and sell Halotron(TM). The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM)
I. On February 26, 1992, the Company acquired the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the Inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements. Upon exercise of the option, the Company paid the sum of $0.7 million (the exercise price of $1.0 million, less advance payments previously made) and subsequently paid the further total sum of $1.5 million in monthly installments, commencing in March 1992. A license agreement between the Company and the Inventors of Halotron(TM) I provided for a royalty to the Inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years (however, see below for a discussion of certain litigation associated with the Inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with the Inventors which have since been terminated.

  See Item 3. Legal Proceedings and Note 13 to the Consolidated Financial Statements of the Company for a discussion of litigation associated with the Halotron(TM) Agreement.

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

  At September 30, 2000, the Company owned approximately 65 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. The Company's land is held for sale.

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

  The Company provides financing to the project under two revolving credit facilities: (i) a $2.4 million facility with GRLLC (the "GRLLC Facility") and
(ii) a $1.7 million facility with the Developer (under which the Developer is required to advance funds to GRLLC) (the "Developer Facility"). As of September 30, 2000 and 1999, all of the funds previously advanced under these facilities had been repaid. The credit facilities remain in effect until the property is fully developed. The profits and losses of GRLLC will be split equally between the Company and the Developer after the return of the advances and agreed upon values for initial contributions of property. The Company believes that development and sale of the property will be completed by the end of calendar 2001, although no assurance can be given in this regard. If the development and sale of the property continues beyond calendar 2001, there may be an adverse impact on the earnings and cash flows of GRLLC.

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

  The Company's customers for its OdorMaster(TM) System are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Municipalities and special authorities, and oil and other industrial companies are customers of its ChlorMaster(TM) systems. Its systems are marketed domestically by sales representatives and overseas by sales representatives and licensees. The Company competes both with companies that utilize other decontamination processes and those that utilize technology similar to the Company's. All are substantially larger than the Company. The Company's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees.

  At October 31, 2000, the backlog for environmental protection equipment was $2.1 million.

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

Insurance

  The Company's insurance currently includes property insurance on all of its facilities and business interruption insurance. The Company also maintains certain liability insurance. Management believes that the nature and extent of the Company's current insurance coverages are adequate. The Company has not experienced difficulty obtaining these types of insurance.

Government Regulation

  As a supplier to United States government projects, the Company has been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of the Company's contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. The Company's AP pricing practices have been and may be reviewed by its customers and by certain government agencies.

Environmental Regulation

  The Company's operations are subject to extensive federal, state and local regulations governing, among other things, emissions to air, discharges to water and waste management. Management believes that the Company is currently in compliance in all material respects with all applicable environmental, safety and health requirements and, subject to the matters discussed below, does not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of the Company's manufacturing plants entails risk of adverse environmental and health effects and there can be no assurance that material costs or liabilities will not be incurred to rectify any future occurrences related to environmental or health matters.

  In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near the Company's real estate development property in Henderson, Nevada. Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the EPA's Contaminant Candidate List and will likely eventually be regulated. The Company manufactured AP at a facility on the Henderson site until the facility was destroyed in the May 1988 incident, described below, after which the Company relocated its AP production to its current facilities in Iron County, Utah. For many years, Kerr-McGee operated an AP production facility at a site near the Company's Henderson property.

  The Water Authority's testing has shown perchlorate concentrations of 8 to 14 parts per billion (ppb) in drinking water. In response to this discovery, the Company has engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of the Company's tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. The results have also indicated that the ground water containing perchlorate concentration from the Henderson site has not reached the Las Vegas

Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water. It has been reported that levels as high as 3.7 million ppb have been detected at a monitoring well at the Kerr-McGee site. The State of California has adopted a preliminary maximum standard of 18 ppb for perchlorate levels in drinking water, but there are currently no federal or State of Nevada standards for acceptable levels of perchlorate in ground water or drinking water. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of perchlorate found at its site and of the source or sources of perchlorates in Lake Mead and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such contributions or assistance.

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

  The Company has one major operating facility located in Iron County, Utah.
The loss or shutdown of operations over an extended period of time at such facility would have a material adverse effect on the Company. The Company's operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of products and wastes, including explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks, such as required remediation of contamination. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company maintains property, business interruption and liability insurance at levels which it believes are in accordance with customary industry practice, but there can be no assurance that the Company will not incur losses beyond the limits or outside the coverage of its insurance.

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

  Sodium azide is a strong reducing agent and is classified by the DOT as a poison. Its manufacture entails certain hazards with which Dynamit Nobel and the Company have become familiar over the course of time. The Company's method of production is intended to limit the quantity of sodium azide in process at any one time and to utilize known safety measures in an effort to lessen attendant risks. In late 1992, a fire occurred in a sodium azide reactor vessel at the Company's facility during start-up and testing of the reactor vessel. In addition, fires are reported to have affected production at a competitor's facility in the past. There can be no assurance that a fire or other incident will not occur at the Company's sodium azide production facility in the future. The Company believes that exposure to sodium azide after an airbag is installed in an automobile is highly unlikely due to the way in which sodium azide is used and to the housing in which it is encased. However, the Company understands that claims have been asserted by automobile drivers and passengers that they have suffered hand burns from heated gas and facial abrasions from airbag fabric after its deployment, although no such claims have been asserted against the Company.

Employees


  At September 30, 2000, the Company employed approximately 211 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain Company employees, no such certification has been granted and the Company does not have collective bargaining agreements with any of its employees. The Company considers relationships with its employees to be satisfactory.


Item 2.  Properties
-------------------


  The following table sets forth certain information regarding the Company's properties at September 30, 2000.

                                                                       Approximate
                                                                         Area or                         Approximate
          Location                     Principal Use                   Floor Space         Status        Annual Rent
          --------                     -------------                   -----------         ------        -----------
     Iron County, UT      Perchlorate  Manufacturing Facility/(a)/       217 acres          Owned              ___

     Iron County, UT      Sodium Azide Manufacturing Facility/(b)/        41 acres          Owned              ___

     Iron County, UT      Halotron(TM) Manufacturing Facility/(c)/     6,720 sq. ft.        Owned              ___

     Las Vegas, NV        Executive Offices                           22,262 sq. ft.       Leased/(d)/   $ 590,000

          (a) This facility is used for the production of perchlorate products and consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Capacity utilization rates for this production facility were approximately 69%, 80% and 62% during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

          (b) This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 40%, 47% and 39% during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

        /(c)/ Capacity utilization rates for the Halotron(TM) production facility were approximately 7% during the fiscal year ended September 30, 2000 and 4% in each of the fiscal years ended September 30, 1999 and 1998.

        /(d)/ These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991. See Note 4 to the Consolidated Financial Statements of the Company.

  The Company's facilities are considered by it to be adequate for its present needs and suitable for their current use. See Item 1. Business-"Real Estate Assets" for a description of the Company's development properties in Iron County, Utah and Clark County, Nevada.


Item 3.  Legal Proceedings
--------------------------


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

  In 1996, the Company initiated arbitration proceedings by filing a notice of arbitration with the American Arbitration Association ("AAA") against the Inventors to enforce, among other things, the Company's rights under the Halotron(TM) Agreement. In June 2000, an AAA Panel (the "Tribunal") issued their final award in this proceeding. The Tribunal awarded the Company monetary relief consisting of $2.0 million in compensatory damages, $0.2 million in arbitration costs, and $0.3 million in partial legal related costs, plus interest at an annual non-compounded rate of 9%. The Tribunal also awarded the Company injunctive relief essentially consisting of requirements that the Inventors stop using the Halotron(TM) name, the invention, the know-how, and the proprietary information, produce missing work product, disclose and transfer relevant patent and trademark rights, and provide information on sales of "Halotron(TM)" products. The award also specifies that the Inventors pay $1000 for each day, beyond twenty days of award delivery, that they fail to satisfy the directives within the injunctive relief. Any opportunity for royalties to the Inventors would only occur after the payment of damages and compliance with the directives within the award. The Company is pursuing local enforcement proceedings in Sweden against the Inventors through the Svea Hovratt Court.

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

  The information set forth in Notes 9 and 13 to the Consolidated Financial Statements of the Company regarding litigation and contingencies is incorporated herein by reference. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


  Not Applicable.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
-------------------------------------------------------------------------
Matters
-------


  The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "APFC." The table below sets forth the high and low sales prices of the Common Stock for the periods indicated.

                                         High         Low
                                        -------     -------
          Fiscal Year 2000
          ----------------
          1st Quarter                   $ 8.875     $ 6.813
          2nd Quarter                    10.688       7.000
          3rd Quarter                     7.313       5.250
          4th Quarter                     6.625       5.188

          Fiscal Year 1999
          ----------------
          1st Quarter                   $ 8.000     $ 6.500
          2nd Quarter                     9.063       7.375
          3rd Quarter                     8.500       7.625
          4th Quarter                     9.438       7.625

  At December 1, 2000, there were approximately 1,224 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in the Indenture associated with the Notes restrict the Company's ability to pay dividends. (See Note 5 to the Consolidated Financial Statements of the Company.)

Item 6.  Selected Financial Data
--------------------------------

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED
-----------------------------------------------------------------------------
SEPTEMBER 30,
-------------


                                                          2000       1999      1998       1997       1996
                                                      ------------------------------------------------------
                                                      .......(in thousands except per share amounts)........
STATEMENT OF OPERATIONS DATA:
 Sales and operating revenues                           $  67,369   $ 72,834  $ 52,339   $ 44,050   $ 42,381
 Cost of sales                                             44,279     45,834    35,792     36,420     32,579
 Gross profit                                              23,090     27,000    16,547      7,630      9,802
 Operating expenses                                        10,236     10,024     9,246      9,509      9,367
 Impairment charges                                         9,084                          52,605
 Employee separation and management reorganization
  costs                                                                                     3,616

 Operating income (loss)                                    3,770     16,976     7,301    (58,100)       435
 Equity in real estate venture                                                     300        200        700
 Interest and other income                                  1,987      1,588     1,294      1,115      1,381
 Interest and other expense                                 5,568      6,951     5,734      2,001      2,836
 Income (loss) before income taxes                            189     11,613     3,161    (58,786)      (320)
 Income taxes                                             (15,136)                        (10,101)      (109)
 Net income (loss) before extraordinary losses             15,325     11,613     3,161    (48,685)      (211)
 Extraordinary loss-debt extinguishments                    1,594        174     5,172
 Net income (loss)                                         13,731     11,439    (2,011)   (48,685)      (211)
 Basic net income (loss) per share                           1.88       1.41      (.24)     (6.01)      (.03)
 Diluted net income (loss) per share                    $    1.86   $   1.39  $   (.24)  $  (6.01)  $   (.03)

BALANCE SHEET DATA:
 Cash and cash equivalents and short-term investments   $  30,128   $ 40,434  $ 20,389   $ 18,881   $ 20,501
 Restricted cash                                                       1,195     1,176      3,580      4,969
 Inventories and accounts and notes receivable             20,813     18,883    23,193     17,304     16,199
 Property, plant and equipment - net                        7,064     17,254    19,529     19,314     77,217
 Intangible assets-net                                     29,805     34,210    38,252      1,540      1,760
 Deferred Income Taxes                                     15,406
 Development property                                       5,482      6,440     7,036      7,362      8,631
 Real estate equity investments                             6,838     11,237    17,112     20,248     18,698
 Total assets                                             117,590    132,882   130,759     90,081    150,019
 Working capital                                           43,758     53,088    34,786     23,479     24,905
 Notes payable and current portion of long-term debt        1,195     1,176      6,166      7,334
 Long-term debt                                            44,175     67,000    70,000     24,900     29,452
 Shareholders' equity                                   $  59,609   $ 52,204  $ 44,029   $ 45,551   $ 94,156

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

  The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron(TM), a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron(TM) facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemicals operating segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste water and seawater treatment systems.

  In 1998, the Company entered into the Purchase Agreement with Kerr-McGee. Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

  Sales and Operating Revenues. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 69%, 67% and 67% of revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors. As a result, any one individual AP customer usually accounts for a significant portion of the revenues of the Company. For example, Thiokol accounted for approximately 38%, 35% and 39% of the Company's revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. In addition, Alliant accounted for approximately 13%, 14% and 16% of the Company's revenues during fiscal 2000, 1999 and 1998, respectively.

  Sodium azide sales accounted for approximately 18%, 19% and 21% of sales during fiscal years ended September 30, 2000, 1999 and 1998, respectively. Autoliv, the Company's principal sodium azide customer, accounted for approximately 14%,17% and 19% of the Company's revenues during fiscal 2000, 1999 and 1998, respectively.

  Sales of Halotron(TM) amounted to approximately 4%, 2% and 3% of revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

  Real estate and related sales amounted to approximately 4%, 9% and 5% of revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or recognition of the equity in earnings of real estate ventures.

  Environmental protection equipment sales accounted for approximately 5%, 3% and 4% of revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

  Cost of Sales. The principal elements comprising the Company's cost of sales are raw materials, electric power, labor, manufacturing overhead and the book basis of real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers. Prices paid by the Company for raw materials have historically been relatively stable, although the Company has recently experienced cost increases on certain raw materials, particularly on HCFC 123 and those requiring substantial energy costs to produce. All the raw materials used in the Company's manufacturing processes have been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials. A substantial portion of the total costs of operating the Company's specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature. The Company is in the process of negotiating for its expected power requirements beyond April 2002 (see Note 9 to the Consolidated Financial Statements of the Company).

  Operating Expenses. Operating (selling, general and administrative) expenses were $10.2 million, $10.0 million and $9.2 million during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Operating expenses in each of the fiscal years 2000, 1999 and 1998 include approximately $1.0 million in costs related to the investigation and evaluation of the trace amounts of perchlorate chemicals found in Lake Mead (see Note 9 to the Consolidated Financial Statements of the Company). The Company is unable to determine the extent to which similar costs will be incurred in the future.

  Income Taxes. The Company's effective income tax rates were approximately 0% during the fiscal years ended September 30, 1999 and 1998, as a result of the establishment of a deferred tax valuation allowance. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", in fiscal 2000 the Company released its deferred tax valuation allowance and recognized the benefits of its net deferred tax assets (see Note 7 to the Consolidated Financial Statements of the Company).

  Net Income (Loss). Although the Company's net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
(i) as discussed in Note 9 to the Consolidated Financial Statements of the Company, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales and equity in the earnings of real estate ventures is not predictable;
(iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (v) the results of periodic reviews of impairment issues; and (vi) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

Results of Operations


Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

  Sales and Operating Revenues. Sales decreased $5.4 million, or 7%, to $67.4 million in fiscal 2000, from $72.8 million in fiscal 1999. This decrease was attributable to decreased specialty chemical and real estate sales. The decrease was partially offset by an increase in environmental protection equipment sales.

  Specialty chemical sales decreased $3.1 million, or 5%, to $61.4 million in fiscal 2000, from $64.5 million in fiscal 1999. This decrease was principally attributable to a decrease in perchlorate sales of $1.8 million and a decrease in sodium azide sales of $2.5 million. These decreases were offset in part by an increase in Halotron(TM) sales. Halotron sales increased $1.2 million, or 80%, to $2.7 million in fiscal 2000 compared to $1.5 million in fiscal 1999. The increase in Halotron(TM) sales results principally from the Company's increased penetration into the clean-gas fire extinguishing agent market, particularly the domestic market.

  In March 2000, the Company received notification from Thiokol of a change in the fiscal 2000 purchase order for AP that resulted in a decrease of approximately 3.23 million pounds of AP (from 10.48 million pounds of AP). The Company submitted a price adjustment claim under the change order and, in September 2000, negotiated and settled the claim which resulted in a $3.0 million payment from Thiokol. The payment has been recognized in revenues of the Company's specialty chemical segment which mitigated the impact of the lower AP volumes resulting from the change order. However, sales volume levels for AP declined from approximately 20.2 million pounds in fiscal 1999 to approximately
16.4 million pounds in fiscal 2000. The Company expects sales volumes for AP in fiscal 2001 to decrease further to between 13.0 million and 15.0 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle, as evidenced by the change order referred to above, have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years considering the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Accordingly, the Company believes that the estimated future AP requirements for these two programs should bring North American demand for AP back to an annual level of between 16.0 million and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence North American demand for AP.

  The Company experienced a 17% decrease in sodium azide sales volumes in fiscal 2000 as compared to fiscal 1999. Although the Company expects the worldwide demand for airbag systems to increase, the level of demand for sodium azide will depend upon the penetration of competing inflator technologies that are not based upon the use of sodium azide. Based principally upon market information received from inflator manufacturers, the Company expects sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time. As a result of these market conditions, in fiscal 2000 the Company recognized an impairment charge of approximately $9.1 million relating to fixed assets used in the production of sodium azide. See Note 12 to the Consolidated Financial Statements of the Company.

  Real estate sales decreased $3.7 million, or 60%, to $2.5 million in fiscal 2000, from $6.2 million in fiscal 1999 due to a decrease in land sales in fiscal 2000 compared to fiscal 1999.

  Environmental protection equipment sales increased $1.4 million, or 67%, to $3.5 million in fiscal 2000, from $2.1 million in fiscal 1999. As of October 31, 2000, the Company has a backlog of approximately $2.1 million for deliveries of environmental protection equipment in fiscal 2001.

  Cost of Sales. Cost of sales decreased $1.5 million, or 3%, in fiscal 2000 to $44.3 million from $45.8 million in fiscal 1999. Cost of sales as a percentage of sales increased to 66% in fiscal 2000 as compared to 63% in fiscal 1999. The increase in cost of sales as a percentage of sales was primarily attributable to lower specialty chemical sales volumes (perchlorates and sodium azide).

  Operating Expenses. Operating (selling, general and administrative) expenses increased $0.1 million, or 1%, in fiscal 2000 to $10.2 million from $10.0 million in fiscal 1999.

  Segment Operating Income (Loss). Operating income (loss) of the Company's operating segments during the fiscal years ended September 30, 2000 and 1999 was as follows:

                                            --------------------------------
                                                2000            1999
                                            --------------------------------
Specialty chemicals                         $2,936,000       $14,847,000
Environmental protection equipment             453,000          (888,000)
Real estate                                    871,000         3,485,000
                                            --------------------------------
          Total                             $4,260,000       $17,444,000
                                            ================================

The decrease in operating income of the specialty chemicals segment was attributable to the decrease in perchlorate and sodium azide sales and the impairment charge of $9.1 million discussed above. The increase in operating income of the environmental protection equipment segment was primarily due to an increase in sales and an unusual charge recognized in fiscal 1999 in the amount of approximately $0.7 million associated with certain warranty items. The decrease in operating income of the real estate segment was attributable to a decrease in revenues from $6.2 million in fiscal 1999 to $2.5 million in fiscal 2000.

  Interest and Other Income. Interest and other income increased to $2.0 million in fiscal 2000 from $1.6 million in 1999. The increase was principally due to higher average interest rates earned on cash and cash equivalent balances.

  Interest and Other Expense. Interest and other expense decreased to $5.6 million in fiscal 2000 from $7.0 million in fiscal 1999. The decrease was primarily due to the Company's repurchase of approximately $22.8 million in principal amount of Notes during fiscal 2000.

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

  Environmental protection equipment sales were $2.1 million in both fiscal 1999 and 1998.

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

  Operating Expenses. Operating (selling, general and administrative) expenses increased $0.8 million, or 9%, in fiscal 1999 to $10.0 million from $9.2 million in fiscal 1998. The increase in operating expenses was primarily due to an increase in net periodic pension cost of approximately $0.5 million (see Note 8 to the Consolidated Financial Statements of the Company) and approximately $0.2 million in fiscal 1999 costs incurred related to the arbitration of the Halotron(TM) Agreement (see Note 13 to the Consolidated Financial Statements of the Company).

  Segment Operating Income (Loss). Operating income (loss) of the Company's operating segments during the fiscal years ended September 30, 1999 and 1998 was as follows:

                                                --------------------------------
                                                    1999             1998
                                                --------------------------------
Specialty chemicals                             $14,847,000       $6,422,000
Environmental protection equipment                 (888,000)          (2,000)
Real estate                                       3,485,000        1,082,000
                                                --------------------------------
          Total                                 $17,444,000       $7,502,000
                                                ================================

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

Inflation


  Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 2000. As discussed above, the Company has recently experienced cost increases on certain of its raw materials and inflation may have an effect on gross profit in the future as a result of potential further increases, and the fact that certain of the Company's agreements with AP and sodium azide customers require fixed prices. However, certain of such agreements contain escalation features that should somewhat mitigate the risks associated with inflation.

Liquidity and Capital Resources


  As discussed in Notes 5 and 6 to the Consolidated Financial Statements of the Company, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. The Company incurred approximately $3.6 million in costs associated with the issuance of the Notes. In connection with the Azide Notes repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount of Notes and incurred extraordinary losses on these debt extinguishments of approximately $1.8 million.

  Cash flows provided by operating activities were $19.0 million, $22.6 million and $7.7 million during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The significant increase in cash flows from operating activities in fiscal 1999 resulted from increased sales and margins in the Company's specialty chemical and real estate operations. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations, including debt related payments. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

  Capital expenditures were $2.5 million, $2.1 million and $2.8 million during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flow.

  During the three-year period ended September 30, 2000, the Company made debt related payments of approximately $67.4 million, repurchased $10.7 million in common stock and issued $1.6 million in common stock as a result of the exercise of outstanding stock options.

  During the three-year period ended September 30, 2000, the Company received net cash of approximately $13.4 million from its Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be near the end of calendar 2001.

  As a result of the litigation and contingencies discussed in Note 9 to the Consolidated Financial Statements of the Company, the Company has incurred legal and other costs, and it may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. Any such costs, to the extent borne by the Company and not recovered through insurance, would adversely affect the Company's liquidity. The Company is currently unable to predict or quantify the amount or range of such costs or the period of time over which such costs will be incurred.

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

  The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

  1. (a) Declining demand (including excess customer inventories) or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM),
      (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, and (f) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

  2. Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and recently in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire extinguishing businesses.

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

  6. The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 9 to the Consolidated Financial Statements of the Company and claims made by or against the Company relative to patents or property rights.

  7. The results of the Company's periodic review of impairment issues under the provisions of SFAS No. 121.

  8. The dependence upon a single facility for the production of most of the Company's products.

  9. Provisions of the Company's Certificate of Incorporation and By-laws, and Series D Preferred Stock, the potential dividend of preference stock purchase rights thereunder and the related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk


  The Company has certain fixed-rate debt (the Notes) which it believes to have a fair value that approximates reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      Financial statements called for hereunder are included herein on the following pages:

                                                                   Page(s)
                                                                   -------
     Independent Auditors' Report                                     35

     Consolidated Balance Sheets                                      36

     Consolidated Statements of Operations                            37

     Consolidated Statements of Cash Flows                            38

     Consolidated Statements of Changes in Shareholders' Equity       39

     Notes to Consolidated Financial Statements                    40-55

                      SUMMARIZED QUARTERLY FINANCIAL DATA
                                  (unaudited)
                (amounts in thousands except per share amounts)

                              ------------------------------------------------------
                                           Quarters For Fiscal Year 2000
                                  1st       2nd        3rd       4th       Total
------------------------------------------------------------------------------------
                                                                            /(1)/
                                              /(1)/     /(1)/     /(2)/     /(2)/
Sales and Operating Revenues    $20,976   $16,319   $17,021   $13,053   $67,369
Gross Profit                      8,573     5,025     6,155     3,337    23,090
Net Income Before
 Extraordinary Loss               5,024     1,226     2,827     6,248    15,325
Net Income                        5,024       612     1,847     6,248    13,731
Diluted Net Income Before
 Extraordinary Loss Per Share   $   .64   $   .16   $   .40   $   .88   $  2.08
Diluted Net Income Per Share    $   .64   $   .08   $   .26   $   .88   $  1.86

/(1)/ Net income includes extraordinary losses on debt extinguishments of approximately $0.6 million in the second quarter and $1.0 million in the third quarter.

/(2)/ Net income in the fourth quarter includes an impairment charge of approximately $9.1 million and the recognition of the benefit of net deferred tax assets of approximately $15.1 million.

                              ------------------------------------------------------
                                           Quarters For Fiscal Year 2000
                                  1st      2nd      3rd       4th     Total
------------------------------------------------------------------------------------
                                                      /(1)/              /(1)/
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

/(1)/ Net income includes an extraordinary loss on debt extinguishment of approximately $0.2 million in the third quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

  Not Applicable.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------


  The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2001.


Item 11.  Executive Compensation
--------------------------------


  The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2001.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------


  The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2001.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------


  The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2001.

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


     (3)  Exhibits
          --------

          (a) The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

     2.1 Asset Purchase Agreement dated as of October 10, 1997, between AMPAC, Inc. and Kerr-McGee Chemical Corporation, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 19, 1998.

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

   * 3.6 Form of Indemnification Agreement between the Registrant and all Directors of the Registrant.

     4.1 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-2 (File No. 33-36664) (the "1990 S-2").

     4.2 American Pacific Corporation 1994 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

     4.3 Stock Option Agreement between Registrant and General Technical Services, Inc. dated July 11, 1995, incorporated by reference to
              Exhibit 10.35 to the 1995 10-K.

     4.4 Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997, incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "1997 10-K").

     4.5 Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997, incorporated by reference to Exhibit 10.19 to the 1997 10-K.

     4.6 Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997, incorporated by reference to Exhibit
              10.21 to the 1997 10-K.

     4.7 American Pacific Corporation 1997 Stock Option Plan (the "1997 Plan"), incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 (File No. 333-53449) (the "1998 S-8").

     4.8 Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.

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

     4.12 Indenture dated as of March 1, 1998, by and between the Registrant and United States Trust Company of New York, incorporated by reference to Exhibit 4.1 to Form S-4 (File No. 333-49883) (the "1998 S-4").

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

     4.15 Form of Tender for outstanding 9 1/4% Senior Notes Due 2005 in exchange for 9 1/4% Senior Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.3 to the 1998 S-4.

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

     4.19 Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.

    10.1 Employment agreement dated November 7, 1994, between the Registrant and David N. Keys, incorporated by reference to Exhibit
              10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

    10.2 Employment agreement dated May 11, 1999, between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

    10.3 Consulting Agreement between the Registrant and Fred D. Gibson, Jr. dated October 1, 1999, incorporated by reference to Exhibit
              10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "1999 Form 10-K").

    10.4 Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the 1999 10-K.

    10.5 Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.

    10.6 Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.

    10.7 Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the 1990 S-2.

    10.8 Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

    10.9 Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

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

    10.12 Settlement Agreement between Registrant and C. Keith Rooker dated July 17, 1997, incorporated by reference to Exhibit 10.20 to the 1997 10-K.

    10.13 Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "1998 March 10-Q").

   *10.14 Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant.

    10.15 Partnershipping Agreement between Alliant Techsystems Incorporated ("Alliant") and Western Electrochemical Company and letter dated November 24, 1997, from the Registrant to Alliant and revised Exhibit B with respect thereto, incorporated by reference to
              Exhibit 10.2 to the 1998 March 10-Q.

      *21     Subsidiaries of the Registrant.

      *23     Consent of Deloitte & Touche LLP.

      *24     Power of Attorney, included on Page 33.

      *27     Financial Data Schedule.

* Filed herewith.

          (b)   Reports on Form 8-K
                -------------------

                Date of Report         Event Reported
                --------------         --------------

                November 9, 1999       Amendment to Company By-laws.

                March 14, 2000         American Pacific Corporation Announces
                                       Ammonium Perchlorate Change Order;
                                       Results of Voting at the 2000 Annual
                                       Stockholders Meeting.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 12, 2000          AMERICAN PACIFIC CORPORATION
                                        (Registrant)


                                   By:  /s/ JOHN R. GIBSON
                                        -----------------------------------
                                        John R. Gibson
                                        President & Chief Executive Officer


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

/s/ John R. Gibson                           Date:  December 12, 2000
-----------------------------------
John R. Gibson
Chief Executive Officer, President,
and Director

/s/ David N. Keys                            Date:  December 12, 2000
-----------------------------------
David N. Keys
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer;
Principal Financial and Accounting Officer
and Director

/s/ Fred D. Gibson, Jr.                      Date:  December 12, 2000
-----------------------------------
Fred D. Gibson, Jr.
Director

/s/ C. Keith Rooker                          Date:  December 12, 2000
-----------------------------------
C. Keith Rooker
Director

/s/ Norval F. Pohl                           Date:  December 12, 2000
-----------------------------------
Norval F. Pohl, Ph.D.
Director

/s/ Thomas A. Turner                         Date:  December 12, 2000
-----------------------------------
Thomas A. Turner
Director

/s/ Berlyn D. Miller                         Date:  December 12, 2000
-----------------------------------
Berlyn D. Miller
Director

/s/ Jane L. Williams                         Date:  December 12, 2000
-----------------------------------
Jane L. Williams
Director

/s/ Victor M. Rosenzweig                     Date:  December 12, 2000
-----------------------------------
Victor M. Rosenzweig
Director

/s/ Dean M. Willard                          Date:  December 12, 2000
-----------------------------------
Dean M. Willard
Director

/s/ Eugene A. Cafiero                        Date:  December 12, 2000
-----------------------------------
Eugene A. Cafiero
Director

/s/ Jan H. Loeb                              Date:  December 12, 2000
-----------------------------------
Jan H. Loeb
Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 22, 2000

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
================================================================================

                                                             -------------------------------
                                                                  2000            1999
                                                             -------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 30,128,000     $ 40,434,000
 Accounts and notes receivable                                   9,461,000        8,800,000
 Related party notes and accrued interest receivable               477,000          506,000
 Inventories                                                    10,875,000        9,577,000
 Prepaid expenses and other assets                                 661,000          680,000
 Deferred income taxes                                             650,000
 Restricted cash                                                                  1,195,000
                                                              -----------------------------
  Total Current Assets                                          52,252,000       61,192,000
PROPERTY, PLANT AND EQUIPMENT, NET                               7,064,000       17,254,000
INTANGIBLE ASSETS, NET                                          29,805,000       34,210,000
REAL ESTATE EQUITY INVESTMENTS                                   6,838,000       11,237,000
DEVELOPMENT PROPERTY                                             5,482,000        6,440,000
DEFERRED INCOME TAXES                                           14,756,000
DEBT ISSUE COSTS, NET                                            1,393,000        2,547,000
OTHER ASSETS                                                                          2,000
                                                              -----------------------------
TOTAL ASSETS                                                  $117,590,000     $132,882,000
                                                              =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                     $  8,494,000     $  6,909,000
 Notes payable and current portion of
  long-term debt                                                                  1,195,000
                                                              -----------------------------

  Total Current Liabilities                                      8,494,000        8,104,000
SERP OBLIGATION AND OTHER NON-CURRENT LIABILITIES                1,743,000        2,005,000
LONG-TERM DEBT                                                  44,175,000       67,000,000
                                                              -----------------------------
TOTAL LIABILITIES                                               54,412,000       77,109,000
                                                              -----------------------------

COMMITMENTS AND CONTINGENCIES
WARRANTS TO PURCHASE COMMON STOCK                                3,569,000        3,569,000
SHAREHOLDERS' EQUITY:
 Common stock - $.10 par value, 20,000,000 authorized,
  issued - 8,513,291 in 2000 and 8,467,791 in 1999                 852,000          847,000
 Capital in excess of par value                                 80,094,000       79,757,000
 Accumulated deficit                                            (9,548,000)     (23,279,000)
 Treasury stock (1,434,654 shares in 2000 and 635,354
  shares in 1999)                                              (11,722,000)      (5,034,000)
 Note receivable from the sale of stock                            (67,000)         (87,000)
                                                              -----------------------------
  Total Shareholders' Equity                                    59,609,000       52,204,000
                                                              -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $117,590,000     $132,882,000
                                                              =============================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
================================================================================

                                                  ==========================================
                                                      2000           1999           1998
                                                  ------------------------------------------
SALES AND OPERATING REVENUES                      $ 67,369,000    $72,834,000    $52,339,000
COST OF SALES                                       44,279,000     45,834,000     35,792,000
                                                  ------------------------------------------
GROSS PROFIT                                        23,090,000     27,000,000     16,547,000
OPERATING EXPENSES                                  10,236,000     10,024,000      9,246,000
IMPAIRMENT CHARGE                                    9,084,000
                                                  ------------------------------------------
OPERATING INCOME                                     3,770,000     16,976,000      7,301,000
EQUITY IN EARNINGS OF REAL ESTATE VENTURE                                            300,000
INTEREST AND OTHER INCOME                            1,987,000      1,588,000      1,294,000
INTEREST AND OTHER EXPENSE                           5,568,000      6,951,000      5,734,000
                                                  ------------------------------------------
INCOME BEFORE INCOME TAXES                             189,000     11,613,000      3,161,000
INCOME TAXES                                       (15,136,000)
                                                  ------------------------------------------
NET INCOME BEFORE EXTRAORDINARY LOSSES              15,325,000     11,613,000      3,161,000
EXTRAORDINARY LOSS-DEBT EXTINGUISHMENTS              1,594,000        174,000      5,172,000
                                                  ------------------------------------------
NET INCOME (LOSS)                                 $ 13,731,000    $11,439,000    $(2,011,000)
                                                  ==========================================

BASIC NET INCOME (LOSS) PER SHARE:
 INCOME BEFORE EXTRAORDINARY LOSS                 $       2.09    $      1.43    $       .39
 EXTRAORDINARY LOSS                                       (.22)          (.02)          (.63)
                                                  ------------------------------------------
NET INCOME (LOSS)                                 $       1.88    $      1.41    $      (.24)
                                                  ==========================================
AVERAGE SHARES OUTSTANDING                           7,319,000      8,111,000      8,198,000
                                                  ------------------------------------------

DILUTED NET INCOME (LOSS) PER SHARE:
 INCOME BEFORE EXTRAORDINARY LOSS                 $       2.08    $      1.41    $       .38
 EXTRAORDINARY LOSS                                       (.21)          (.02)          (.62)
                                                  ------------------------------------------
NET INCOME (LOSS)                                 $       1.86    $      1.39    $      (.24)
                                                  ==========================================
DILUTED SHARES                                       7,385,000      8,236,000      8,321,000
                                                  ------------------------------------------

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
================================================================================

                                                                  ------------------------------------------
                                                                      2000           1999          1998
                                                                  ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $ 13,731,000    $11,439,000   $ (2,011,000)
                                                                  ------------------------------------------
 Adjustments to reconcile net income (loss ) to net cash from operating activities:
  Depreciation and amortization                                      8,931,000      7,684,000      5,322,000
  Basis in development property sold                                 1,018,000      1,913,000        822,000
  Impairment Charge                                                  9,084,000
  Development property additions                                       (60,000)       (96,000)      (496,000)
  Equity in real estate venture                                                                     (300,000)
  Cash received on equity in real estate venture                                                     300,000
  Extraordinary debt charges                                         1,594,000        174,000      5,172,000
  Changes in assets and liabilities:
   Accounts and notes receivable                                      (612,000)       167,000     (3,275,000)
   Inventories                                                      (1,831,000)     4,153,000     (2,614,000)
   Restricted cash                                                   1,195,000                     2,404,000
   Prepaid expenses and other                                           21,000        234,000        188,000
   Deferred income taxes                                           (15,406,000)
   Accounts payable and accrued liabilities                          1,323,000     (3,071,000)     2,148,000
                                                                  ------------------------------------------
   Total adjustments                                                 5,257,000     11,158,000      9,671,000
                                                                  ------------------------------------------
     Net cash from operating activities                             18,988,000     22,597,000      7,660,000
                                                                  ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                               (2,458,000)    (2,100,000)    (2,766,000)
 Payment for acquisition intangible                                                              (39,000,000)
 Return of capital on real estate equity investments                 4,399,000      5,875,000      3,135,000
                                                                  ------------------------------------------
     Net cash from investing activities                              1,941,000      3,775,000    (38,631,000)
                                                                  ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt related payments                                             (24,889,000)    (3,053,000)   (39,416,000)
 Issuance of common stock                                              342,000        274,000        940,000
 Treasury stock acquired                                            (6,688,000)    (3,548,000)      (451,000)
 Issuance of notes                                                                                75,000,000
 Debt issue costs                                                                                 (3,594,000)
                                                                  ------------------------------------------
     Net cash from financing activities                            (31,235,000)    (6,327,000)    32,479,000
                                                                  ------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (10,306,000)    20,045,000      1,508,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        40,434,000     20,389,000     18,881,000
                                                                  ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $ 30,128,000    $40,434,000   $ 20,389,000
                                                                  ==========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest                                $  5,023,000    $ 6,463,000   $  5,118,000
                                                                  ==========================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
================================================================================

                                ----------------------------------------------------------------------------------------
                                                                                                           Note
                                Net Outstanding   Par Value   Capital in                                   Receivable
                                Number of Common  of Shares   excess of      Accumulated     Treasury      from the
                                Shares            Issued      Par Value      Deficit         Stock         Sale of Stock
                                ----------------------------------------------------------------------------------------
BALANCES,
 OCTOBER 1, 1997                  8,137,537        $829,000   $78,561,000   $(32,707,000)   $ (1,035,000)       $(97,000)
Net loss                                                                      (2,011,000)
Issuance of common stock            134,000          13,000       927,000
Treasury stock acquired             (54,400)                                                    (451,000)
                                ----------------------------------------------------------------------------------------

BALANCES,
 SEPTEMBER 30, 1998               8,217,137         842,000    79,488,000    (34,718,000)     (1,486,000)        (97,000)
Net income                                                                    11,439,000
Issuance of common stock             44,000           5,000       269,000
Treasury stock acquired            (428,700)                                                  (3,548,000)
Note payments                                                                                                     10,000
                                ----------------------------------------------------------------------------------------

BALANCES,
 SEPTEMBER 30, 1999               7,832,437         847,000    79,757,000    (23,279,000)     (5,034,000)        (87,000)
Net income                                                                    13,731,000
Issuance of common stock             45,500           5,000       337,000
Treasury stock acquired            (799,300)                                                  (6,688,000)
Note payments                                                                                                     20,000
                                ----------------------------------------------------------------------------------------

BALANCES,
 SEPTEMBER 30, 2000               7,078,637        $852,000   $80,094,000   $ (9,548,000)   $(11,722,000)       $(67,000)
                                ========================================================================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
================================================================================

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

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, the Company has classified its investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 2000 and 1999 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 2000 or 1999.

    Related Party Notes and Accrued Interest Receivable - Related party notes
    ---------------------------------------------------
    and accrued interest receivable represent demand notes bearing interest at a bank's prime rate from the former Chairman and a current officer of the Company.

    Inventories - Inventories are stated at the lower of cost or market.  Cost
    -----------
    of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

    Property, Plant and Equipment - Property, plant and equipment are carried at
    -----------------------------
    cost less accumulated depreciation. The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the requirements of SFAS No. 121, asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. An impairment charge of $9.1 million relating to certain specialty chemical assets was recognized in fiscal 2000. (See Note 12.) Depreciation is computed on the straight line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

    Development Property - Development property consists of commercial and
    --------------------
    industrial land (principally improved land). During fiscal 1993, approximately 240 acres of development property was contributed to a real estate limited-liability company. (See Note 4.) Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. No interest was capitalized on development property during the three-year period ended September 30, 2000.

    Debt Issue Costs - Debt issue costs are amortized on the effective interest
    ----------------
    method over the terms of the related indebtedness.

    Fair Value Disclosure as of September 30, 2000:
    -----------------------------------------------

    Cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities - The carrying value of these items is a reasonable estimate of their fair value.

    Long-term debt and warrants - Market quotations are not available for the Company's Warrants. However, the $14 strike price of the Warrants (see Note
    5) is substantially in excess of the recent trading prices of the Company's common stock. Although the Company's unsecured senior notes are thinly traded, the Company believes that par or 100% of the principal amount represents a reasonable estimate of the fair value of the notes.

    Sales and Revenue Recognition - Sales of the specialty chemicals segment are
    -----------------------------
    recognized as the product is shipped and billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized on the percentage of completion method for long-term contracts and, for other contracts, when the product is shipped. Profit from sales of development property and the Company's equity in real estate equity investments is recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate".

    Research and Development - Research and development costs are charged to
    ------------------------
    operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

    Net Income (Loss) Per Common Share - Basic per share amounts are computed by
    ----------------------------------
    dividing net income (loss) by average shares outstanding during the period. Diluted net income (loss) per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 3.3 million shares during fiscal 2000 and 2.9 million shares during the 1999 and 1998 fiscal years were not included in diluted per share calculations as the average exercise price of such options and warrants was greater than the average price of the Company's common stock.

    Income Taxes - The Company accounts for income taxes under the provisions of
    ------------
    SFAS No. 109, "Accounting for Income Taxes".   (See Note 7.)

    Estimates and Assumptions - The preparation of financial statements in
    -------------------------
    conformity with accounting principles generally accepted in the U.S.A. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

    Recently Adopted Accounting Standards - During 2000, the Company adopted
    -------------------------------------
    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities. Adoption of this statement had no material effect on the Company.

    Recently Issued Accounting Standards - In December 1999, the Securities and
    ------------------------------------
    Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the third quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

    Reclassifications - Certain reclassifications have been made in the 1999 and
    -----------------
    1998 consolidated financial statements in order to conform to the presentation used in 2000.

2.  INVENTORIES

      Inventories at September 30, 2000 and 1999 consist of the following:

                                                                       --------------------------------------------------------
                                                                                       2000                       1999
                                                                       --------------------------------------------------------
     Work-in-process                                                                $ 8,429,000                  $5,938,000
     Raw material and supplies                                                        2,446,000                   3,639,000
                                                                       --------------------------------------------------------
     Total                                                                          $10,875,000                  $9,577,000
                                                                       ========================================================

3.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30, 2000 and 1999 are summarized as follows:

                                                               ------------------------------------------------------------------
                                                                                   2000                             1999
                                                               ------------------------------------------------------------------
     Land                                                                      $   117,000                      $   117,000
     Buildings, machinery and equipment                                         13,077,000                       25,158,000
     Construction in progress                                                    1,264,000                        1,065,000
                                                               ------------------------------------------------------------------
     Total                                                                      14,458,000                       26,340,000
     Less:  accumulated depreciation                                             7,394,000                        9,086,000
                                                               ------------------------------------------------------------------
     Property, plant and equipment, net                                        $ 7,064,000                      $17,254,000
                                                               ==================================================================

      A fixed asset impairment charge of $9.1 million was recognized in fiscal 2000. See Note 12.

4.  REAL ESTATE EQUITY INVESTMENTS

      During fiscal 1993, the Company contributed approximately 240 acres of development property to Gibson Ranch Limited Liability Company ("GRLLC"). A local real estate development group ("Developer") contributed an adjacent 80-acre parcel to GRLLC. GRLLC is developing the 320-acre parcel principally as a residential real estate development.

      Each of the Company and Developer is obligated to loan to GRLLC, under a revolving line of credit, up to $2.4 million at an annual interest rate of 10 percent. However, Developer will not be required to advance funds under its revolving line of credit until the Company's line is exhausted. In November, 1995, the Company committed to advance an additional $1.7 million to Developer. Developer is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. There were no advances outstanding under these lines at September 30, 2000.

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

    GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the nine months ended September 30, 2000 and as of and for the years ended December 31, 1999 and 1998 was as follows:

                                          -----------------------------------------------------------------
                                               September 30,           December 31,           December 31,
                                                   2000                   1999                   1998
                                          -----------------------------------------------------------------
   Income Statement:
     Revenues                                 $31,922,000            $38,139,000            $36,975,000
     Gross Profit                               3,241,000              6,467,000              2,766,000
     Operating expenses                         1,011,000              1,507,000              1,542,000
     Net Income                               $ 2,271,000            $ 5,067,000            $ 1,224,000
   Balance Sheet:
     Assets                                   $20,283,000            $22,341,000            $25,007,000
     Liabilities                               12,138,000             11,685,000             13,628,000
     Equity                                   $ 8,145,000            $10,656,000            $11,379,000
-----------------------------------------------------------------------------------------------------------

    The Company has applied the provisions of SFAS No. 58 "Capitalization of Interest Cost of Financial Statements that Include Investments Accounted for by the Equity Method" to its investment in GRLLC. As of September 30, 2000, the Company has capitalized approximately $6.2 million of interest since the joint venture began undergoing activities to start its planned principal operations of real estate development and sale of such real estate. Capitalization of interest on the joint venture ceased in September 1997.
    At September 30, 2000, the Company's recorded investment in GRLLC approximates the amount of cash flow that is estimated to be generated from the project.

    The Company amortizes the difference resulting from the application of SFAS No. 58 on a current quarterly basis based upon the ratio of acres sold to total saleable acres in the joint venture. Such difference will be completely amortized upon the build-out and sale of the joint venture's real estate project which is estimated to occur in calendar 2001. As of September 30, 2000, approximately $4.2 million in capitalized interest resulting from the application of SFAS No. 58 had been amortized against the equity in earnings of GRLLC.

    GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of notes and accounts payable. Inventories were $17.3 million at September 30, 2000, $19.8 million at December 31, 1999 and $21.4 million at December 31, 1998.

    In July 1990, the Company contributed $0.7 million to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $0.3 million in return for a 30% interest as limited partners. Such other limited partners include certain members of the Company's Board of Directors. The Partnership, in turn, contributed $1.0 million to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada. (See Note 9.)

5.  NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at September 30, 2000 and 1999 are summarized as follows:

                                                                ------------------------------------------------
                                                                              2000                   1999
                                                                ------------------------------------------------
     9  1/4% Senior unsecured notes                                       $44,175,000            $67,000,000
     Other                                                                                         1,195,000
                                                                ------------------------------------------------
     Total                                                                 44,175,000             68,195,000
     Less current portion                                                                          1,195,000
                                                                ------------------------------------------------
     Total                                                                $44,175,000            $67,000,000
                                                                ================================================

    On March 12, 1998, the Company sold $75.0 million principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee Chemical Corporation ("Kerr-McGee") described in Note 6 and repurchased the remaining $25.0 million principal amount outstanding of subordinated secured notes (the "Azide Notes").

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

    Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount of Notes at a weighted average cost of approximately 102.7% of par value. The Company incurred total extraordinary losses on debt extinguishment on these transactions of approximately $1.8 million.

    Within ninety days following the end of each fiscal year, the Indenture requires the Company to make an offer to all holders of the Notes to purchase Notes at an offer price equal to 102% of the principal amount of the Notes to be purchased, in an amount equal to 50% of the excess cash flow (a defined term in the Indenture) for the applicable fiscal year. Due to the repurchases referred to above, the Company will not be required to make such an offer relating to the fiscal year 2000.

    The Azide Notes were 11% noncallable subordinated secured term notes, which were issued and sold in February 1992 to finance the design, construction and start-up of the Company's sodium azide facility. A portion of the net proceeds from sale of the Notes was applied to repurchase the Azide Notes for approximately $28.2 million (approximately 113% of the outstanding principal amount thereof). In connection with the repurchase, the Company recognized an extraordinary loss on debt extinguishment of approximately $5.0 million in fiscal 1998. The extraordinary loss consisted of the cash premium paid of $3.2 million upon repurchase and a charge of $1.8 million to write off the unamortized balance of debt issue and discount costs.

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

    Notes payable and long-term debt maturities are as follows:

     -------------------------------
          For the Years Ending
              September 30,
     -------------------------------
            2005                                $44,175,000
                                             --------------
            Total                               $44,175,000
                                             ==============

6.  ACQUISITION

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

    Under the Purchase Agreement, Kerr-McGee has agreed to indemnify the Company against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. The Company has agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. In addition, Kerr-McGee has agreed that it will, at the Company's request, introduce the Company to AP customers that were not customers of the Company, and consult with the Company regarding the production and marketing of AP. The Company has agreed that, at Kerr-McGee's request, it will use reasonable efforts to market Reclaimed Product on Kerr-McGee's behalf for up to three years following consummation of the Acquisition.

    The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction and that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. The Company is amortizing the purchase price of $39.0 million for the unidentified intangible over ten years, the duration of pricing contracts with two principal AP customers referred to below.

    In connection with the Acquisition, the Company entered into an agreement with Thiokol Propulsion ("Thiokol") with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from the Company. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

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

    The following table provides an analysis of the Company's income taxes for the years ended September 30:

                                          -------------------------------------
                                              2000            1999      1998
                                          -------------------------------------
     Current                              $    270,000    $          $
     Deferred (federal and state)          (15,406,000)
                                          -------------------------------------
     Income taxes                         $(15,136,000)   $          $
                                          =====================================

    A valuation allowance for net deferred tax assets was established in 1997. In accordance with the provisions of SFAS No. 109, in fiscal 2000 the Company released its deferred tax valuation allowance and recognized the benefits of its net deferred tax assets. Deferred tax assets are composed, for the most part, of alternative minimum tax credits and net operating losses. The alternative minimum tax credit carryforward, valued at approximately $1.5 million, may be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $7.5 million, will begin to expire for tax purposes in 2010 as follows:

                                      -----------------------------------------
                                         NOL Deduction    Tax Rate    NOL Asset
                                      ------------------------------------------
Expiration of net operating losses
          2010                        $ 8,418,000           34.0%     $2,862,000
          2011 and thereafter          13,597,000           34.0%      4,673,000
                                      ------------------------------------------
          TOTAL                       $22,015,000                     $7,485,000
                                      ==========================================

    Income taxes for the years ended September 30, 2000, 1999, and 1998 differ from the amount computed at the federal and state income tax statutory rates as a result of the following:

                                                       -----------------------------------------------------------------------
                                                                  2000         %           1999      %           1998      %
                                                       -----------------------------------------------------------------------
     Expected provision (credit) for
      Income taxes                                        $   (435,000)      (34)%  $ 3,890,000     34.0%   $(518,000)   (34.0)%
     Adjustment:
       Nondeductible expenses                                   30,000       2.4%        29,000      0.3%      16,000      1.1%
       Tax benefit (provision) limitation due to the
        valuation allowance                                (14,731,000)  (1150.9)%   (3,919,000)   (34.3)%    502,000     32.9%

                                                       -----------------------------------------------------------------------
     Credit for income taxes                              $(15,136,000)  (1182.5)%  $                      $
                                                       =======================================================================

    The components of net deferred taxes at September 30, 2000, 1999 and 1998 consisted of the following:

                                                                -----------------------------------------------------
                                                                        2000              1999              1998
                                                                -----------------------------------------------------
     Deferred tax assets:
       Amortization                                                  $ 1,228,000      $    920,000      $    526,000
       Property                                                        5,428,000         3,049,000         4,136,000
       Net operating losses                                            7,485,000        12,067,000        18,512,000
       Alternative minimum tax credits                                 1,460,000         1,191,000           976,000
       Employee separation and management reorganization costs           129,000           534,000           837,000
       Inventory capitalization                                          375,000           375,000           500,000
       Accruals                                                        1,313,000           447,000           490,000
       Other                                                             677,000           444,000           396,000
                                                                ----------------------------------------------------
     Total deferred tax assets                                       $18,095,000      $ 19,027,000      $ 26,373,000
                                                                ----------------------------------------------------
     Deferred tax liabilities:
       Accrued income and expenses                                   $   (89,000)     $   (332,000)     $   (661,000)
       State taxes                                                      (600,000)         (600,000)         (600,000)
       Other taxes payable                                                                                (1,460,000)
       Other                                                          (2,000,000)       (3,364,000)       (4,263,000)
                                                                ----------------------------------------------------
     Total deferred tax liabilities                                   (2,689,000)       (4,296,000)       (6,984,000)
                                                                ----------------------------------------------------
     Preliminary net deferred tax assets                              15,406,000        14,731,000        19,389,000
     Valuation allowance for deferred tax assets                                       (14,731,000)      (19,389,000)
                                                                ----------------------------------------------------
     Net deferred tax assets                                         $15,406,000      $                 $
                                                                ====================================================

8.  EMPLOYEE BENEFIT PLANS

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

    The tables below provide relevant financial information about the Plan as of and for the fiscal years ended September 30:

                                                            ---------------------------------------------------
                                                                    2000                            1999
                                                            ---------------------------------------------------
     Change in Benefit Obligation:
       Benefit obligation, beginning of year                      $13,922,000                     $13,495,000
       Service cost                                                   702,000                         994,000
       Interest cost                                                1,098,000                         992,000
       Actuarial (gains)/losses                                       554,000                        (862,000)
       Benefits paid                                                  (583000)                       (697,000)
                                                            ---------------------------------------------------
       Benefit obligation, end of year                            $15,693,000                     $13,922,000
                                                            ---------------------------------------------------


     Change in Plan Assets:
       Fair value of plan assets, beginning of year               $11,453,000                     $10,177,000
       Actual return on plan assets                                 2,010,000                       1,223,000
       Employer contribution                                          688,000                         750,000
       Benefits paid                                                 (583,000)                       (697,000)
                                                            ---------------------------------------------------
       Fair value of plan assets, end of year                     $13,568,000                     $11,453,000
                                                            ---------------------------------------------------


     Reconciliation of Funded Status:
       Funded status                                              $(2,125,000)                    $(2,469,000)
       Unrecognized net actuarial (gains)/losses                     (649,000)                       (118,000)
       Unrecognized transition obligation                             305,000                         458,000
       Unrecognized prior service costs                               351,000                         387,000
                                                            ---------------------------------------------------
       Accrued benefit liability recognized                       $ 2,118,000                     $(1,742,000)
                                                            ===================================================

                                                            ----------------------------------------------------
                                                                    2000             1999             1998
                                                            ----------------------------------------------------
     Net Periodic Pension Cost:
       Service cost                                               $  702,000      $  994,000        $ 687,000
       Interest cost                                               1,098,000         992,000          863,000
       Expected return on assets                                    (925,000)       (819,000)        (783,000)
       Net total of other components                                 189,000         277,000          189,000
                                                            ----------------------------------------------------
       Net periodic pension cost                                  $1,064,000      $1,444,000        $ 956,000
                                                            ----------------------------------------------------

     Actuarial Assumptions:
       Discount rate                                                    7.75%           7.75%            6.75%
       Rate of compensation increase                                    5.00%           5.00%            5.00%
       Expected return on plan assets                                   8.00%           8.00%            8.00%
                                                            ====================================================

     The Company also maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of the Company's Chief Executive Officer, Chief Financial Officer and the former Chief Executive Officer. Benefits paid under the plan were approximately $0.1 million in each of the fiscal years 2000, 1999 and 1998. Net periodic pension cost was approximately $0.3 million, $0.3 million and $0.1 million during the years ended September 30, 2000, 1999 and 1998, respectively. At September 30, 2000, the accrued pension liability recognized was approximately $1.7 million. During fiscal 2001, the Company expects to establish and fund a trust for the SERP.

9. COMMITMENTS AND CONTINGENCIES

     Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee's AP operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. The Company expended approximately $1.0 million in each of the fiscal years 2000, 1999 and 1998 on the investigation and evaluation of this matter. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such contributions or assistance. Accordingly, no accrual for potential losses has been made in the accompanying Consolidated Financial Statements of the Company.

    In 1999, two lawsuits were filed in Utah state court against the Company and certain unrelated equipment and product manufacturers claiming unspecified monetary damages as a result of a fire and explosion on July 30, 1997 at the Company's AP production facility that resulted in the death of one employee and the injury of three employees. The Company believes that it has statutory immunity as an employer under the applicable worker's compensation laws of the State of Utah and that there was no negligence on the part of the Company that contributed to the incident. These lawsuits are currently in a discovery phase.

    The Company is a party to an agreement with Utah Power and Light Company ("UPL") for its electrical requirements. The agreement provided for the supply of power for a minimum of a ten-year period, which began in 1988, and obligates the Company to purchase minimum amounts of power, while assuring the Company competitive pricing for its electricity needs for the duration of the agreement. Under the terms of the agreement, the Company's minimum monthly charge for firm and interruptible demand is approximately $22,000. The agreement had a three year notice of termination provision and, on April 7, 1999, UPL provided written notice of termination effective April 7, 2002. The Company is in the process of negotiating for its expected power requirements beyond April 7, 2002.

    See Note 13 for a discussion of certain litigation involving Halotron(TM).

    The Company and its subsidiaries have been and are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

    As discussed in Note 4, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease is for an initial term of 10 years expiring in March 2001, and is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Rental payments were approximately $0.6 million during the fiscal years ended September 30, 2000, 1999 and 1998. Future minimum rental payments under this lease for the years ending September 30, are as follows:

               2001                            285,000
                                        -------------------
               Total                      $    285,000
                                        ===================

10.  SHAREHOLDERS' EQUITY

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

    On August 3, 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one preference share purchase right (a "Right") for each outstanding share of Common Stock, par value $.10 per share (the "Common Shares"), of the Company. The dividend was paid to stockholders of record on August 16, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Participating Preference Stock, par value $1.00 per share of the Company at a price of $24.00 per one one-hundredth of a Preference Share subject to adjustment under certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 3, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights may also, under certain conditions, entitle the holders (other than any Acquiring Person, as defined), to receive Common Stock of the Company, Common Stock of an entity acquiring the Company, or other consideration, each having a market value of two times the exercise price of each Right.

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

    Option and warrant transactions are summarized as follows:

                                                                      --------------------------------------------------
                                                                         Shares Under Options
                                                                             and Warrants           Option Price
                                                                      --------------------------------------------------
   October 1, 1997                                                            3,807,000        $   3.88  -  $  21.50
   Granted                                                                      116,000            7.00  -      7.19
   Exercised, expired or canceled                                              (169,000)           3.88  -     21.50
                                                                      --------------------------------------------------
   September 30, 1998                                                         3,754,000            4.88  -     21.50
   Granted                                                                      209,000            7.90  -      8.00
   Exercised, expired or canceled                                               (75,000)           5.63  -     21.50
                                                                      --------------------------------------------------
   September 30, 1999                                                         3,888,000            4.88  -     14.00
   Granted
   Exercised, expired or canceled                                               (91,000)           4.88  -      7.50
                                                                      --------------------------------------------------
   September 30, 2000                                                         3,797,000        $   4.88  -  $  14.00
                                                                      --------------------------------------------------

   In February 1992, the Company issued $40,000,000 in Azide Notes with Warrants. See Note 5 for a description of the Warrants. Shares under options and warrants at September 30, 2000 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

   The following table summarizes information about stock options and warrants outstanding at September 30, 2000:

-----------------------------------------------------------------------------------------------------------------------------------
                                             Options and Warrants Outstanding                         Options Exercisable
                    ---------------------------------------------------------------------------------------------------------------
                                               Average Remaining
        Range of               Number          Contractual Life       Weighted Average           Number           Weighted Average
     Exercise Price         Outstanding             (Years)            Exercise Price          Exercisable         Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
 $         4.88               30,000                1.50                 $ 4.88                  30,000               $ 4.88
  6.38  -  8.00              910,000                2.52                   7.09                 910,000                 7.09
          14.00            2,857,000                3.25                  14.00               2,857,000                14.00
                    ---------------------------------------------------------------------------------------------------------------
                           3,797,000                3.07                 $13.02               3,797,000               $13.02
                    ===============================================================================================================

   The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Under APB No. 25, no compensation cost has been recognized in the financial statements for stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS No. 123, the Company's diluted net income (loss) per common share would have changed to the pro forma amounts indicated below for the years ended September 30:

                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          ---------------------------------------
      Net income (loss) - as reported                     $13,731,000   $11,439,000   $(2,011,000)
      Net income (loss) - pro forma                       $13,429,000   $10,941,000   $(2,680,000)

      Diluted net income (loss) per share - as reported   $      1.86   $      1.39   $      (.24)
      Diluted net income (loss) per share - pro forma     $      1.82   $      1.33   $      (.32)
                                                          ---------------------------------------

     There were no stock options granted in fiscal 2000. The fair value of each option granted in the fiscal years 1999 and 1998 was estimated using the following assumptions for the Black-Scholes options pricing model: (i) no dividends; (ii) expected volatility ranging from 50% to 55%, (iii) risk free interest rates averaging 5.8% in 1999 and 5.5% in 1998, and (iv) the expected average life of 3.3 years. The weighted average fair values of the options granted were $3.26 and $2.71 in the fiscal years 1999 and 1998, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma net income may not be representative of that to be expected in future years.

11.  SEGMENT INFORMATION

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

     The Company's specialty chemicals segment manufacturers and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron(TM) I, a clean gas fire suppression agent designed to replace Halon 1211. The specialty chemicals segment production facilities are located in Iron County, Utah. Perchlorate chemical sales comprised approximately 76%, 75% and 70% of specialty chemical segment sales during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The Company had three customers that accounted for 10% or more of both the Company's and the specialty chemical segment's sales during the last three fiscal years. Sales to these customers during the fiscal years ended September 30 were as follows:

                                     ------------------------------------------
     Customer    Chemical               2000           1999            1998
     --------------------------------------------------------------------------
        A        Perchlorates        $25,331,000    $25,814,000     $20,421,000
        B        Perchlorates          8,527,000     10,197,000       8,633,000
        C        Sodium Azide          9,556,000     12,406,000       9,884,000
     --------------------------------------------------------------------------

     In fiscal 1998, the Company acquired certain intangible assets related to the production and sale of AP from Kerr-McGee and entered into long-term agreements with respect to the supply of AP to the two major domestic AP users. (See Note 6). In fiscal 2000, the Company recognized a fixed asset impairment charge of $9.1 million relating to certain fixed assets in its specialty chemicals segment. (See Note 12.)

     The specialty chemicals operating segment is subject to various federal, state and local environmental and safety regulations. The Company has designed and implemented policies and procedures to minimize the risk of potential violations of these regulations, although such risks will likely always be present in the production and sale of the Company's specialty chemicals. (See Note 9).

     The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

     At September 30, 2000, the Company's real estate operating segment had approximately 65 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Activity during the last three fiscal years has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 4).

     Additional information about the Company's operations in different segments for each of the last three fiscal years ended September 30, is provided below.

                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   --------------------------------------------
     Revenues:
      Specialty chemicals                          $ 61,423,000    $ 64,497,000    $ 47,718,000
      Environmental protection                        3,464,000       2,121,000       2,153,000
      Real estate                                     2,482,000       6,216,000       2,468,000
                                                   --------------------------------------------
      Total revenues                               $ 67,369,000    $ 72,834,000    $ 52,339,000
                                                   ============================================

     Gross profit:
      Specialty chemicals                          $ 20,621,000    $ 23,526,000    $ 14,273,000
      Environmental protection                          999,000        (247,000)        733,000
      Real estate                                     1,470,000       4,096,000       1,559,000
                                                   --------------------------------------------
      Total segment gross profit                   $ 23,090,000    $ 27,375,000    $ 16,565,000
                                                   ============================================
     Operating income:
      Specialty chemicals                          $  2,936,000    $ 14,847,000    $  6,422,000
      Environmental protection                          453,000        (888,000)         (2,000)
      Real estate                                       871,000       3,485,000       1,082,000
                                                   --------------------------------------------
      Total segment operating income                  4,260,000      17,444,000       7,502,000
      General corporate                                (490,000)       (468,000)       (201,000)
      Equity in earnings of real estate venture                                         300,000
      Net interest                                   (3,581,000)     (5,363,000)     (4,440,000)
                                                   --------------------------------------------
      Income before income taxes
         and extraordinary losses                  $    189,000    $ 11,613,000    $  3,161,000
                                                   ============================================
     Depreciation and amortization:
      Specialty chemicals                          $  8,155,000    $  6,905,000    $  4,718,000
      All other segments and corporate                  348,000         291,000         604,000
                                                   --------------------------------------------
      Total depreciation and amortization          $  8,503,000    $  7,196,000    $  5,322,000
                                                   ============================================
     Capital Expenditures:
      Specialty chemicals                          $  2,332,000    $  1,820,000    $  2,284,000
      All other segments and corporate                  126,000         280,000         482,000
                                                   --------------------------------------------
      Total capital expenditures                   $  2,458,000    $  2,100,000    $  2,766,000
                                                   ============================================

     Assets:
      Specialty chemicals                          $ 55,739,000    $ 67,750,000    $ 76,265,000
      Environmental protection                        1,126,000       1,954,000       1,345,000
      Real estate                                    12,698,000      18,347,000      23,881,000
      Corporate                                      48,027,000      44,831,000      29,268,000
                                                   --------------------------------------------
      Total assets                                 $117,590,000    $132,882,000    $130,759,000
                                                   ============================================

     The Company's operations are located in the United States. Export sales, consisting mostly of AP sales to Europe and environmental protection equipment sales to the Far and Middle East, have represented less than 5% of the Company's revenues during each of the last three fiscal years.

12.  SODIUM AZIDE

     In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel licensed to the Company on an exclusive basis for the North American market its most advanced technology and know-how for the production of sodium azide, the principal component of the gas generant used in certain automotive airbag inflation systems. In addition, Dynamit Nobel provided technical support for the design, construction and start-up of the facility.

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

     In May 1997, the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") (formerly Morton International Automotive Safety Products). The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbag inflators. Deliveries under the agreement commenced in July 1997. The agreement has been extended through December 31, 2001.

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

     The Company believes that the price erosion of sodium azide over the past few years has been due, in part, to unlawful pricing procedures of Japanese sodium azide producers. In response to such practices, in January 1996, the Company filed an antidumping petition with the International Trade Commission ("ITC") and the Department of Commerce ("Commerce"). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide have been sold in the United States at prices that are significantly below fair value. Commerce's preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce's preliminary determination followed a March 1996 preliminary determination by the ITC that dumped Japanese imports have caused material injury to the U.S. sodium azide industry.

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

     Worldwide sodium azide demand declined significantly during fiscal 2000. The Company's sodium azide sales volumes in fiscal 2000 were approximately 17% below those in fiscal 1999. As noted above, worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, the Company expects sodium azide use to continue to decline significantly and that inflators using sodium azide will be phased out over some period of time. As a result of these market conditions and in accordance with the requirements of SFAS No. 121, the Company recognized an impairment charge of $9.1 million in fiscal 2000 relating to the fixed assets (property, plant and equipment) used in the production of sodium azide. The present value of estimated future cash flows was used to determine the amount of impaired fixed assets. The impairment charge was recorded as a reduction of building and equipment and accumulated depreciation of $14.7 million and $5.6 million, respectively.

13.  HALOTRON(TM)

     In 1991 and thereafter, the Company entered into a number of agreements (collectively the "Halotron(TM) Agreement") granting the Company the option to acquire the exclusive worldwide rights to manufacture and sell Halotron(TM) (a replacement for certain halons). Halotron(TM) products are fire extinguishing systems, including a series of chemical compounds and application technologies, designed to replace halons, chemicals that were in wide use as a fire extinguishing agent in military, industrial, commercial and residential applications. The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM) I.

     In February 1992, the Company determined to acquire the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the inventors (the "Inventors"), and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements. Upon exercise of the option, the Company paid the sum of $0.7 million (the exercise price of $1.0 million, less advance payments previously made) and subsequently paid the further total sum of $1.5 million in monthly installments commencing in March 1992. A license agreement entered into between the Company and the Inventors provided for a royalty to the Inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years.

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

     In 1996, the Company initiated arbitration proceedings by filing a notice of Arbitration with the American Arbitration Association ("AAA") against the Inventors to enforce, among other things, the

     Company's rights under the Halotron(TM) Agreement. In June 2000, an AAA Panel (the "Tribunal") issued their final award in this proceeding. The Tribunal awarded the Company monetary relief consisting of $2.0 million in compensatory damages, $0.2 million in arbitration costs, and $0.3 million in partial legal related costs, plus interest at an annual non-compounded rate of 9%. The Tribunal also awarded the Company injunctive relief essentially consisting of requirements that the Inventors stop using the Halotron(TM) name, the invention, the know-how, and the proprietary information, produce missing work product, disclose and transfer relevant patent and trademark rights, and provide information on sales of "Halotron(TM)" products. The award also specifies that the Inventors pay $1000 for each day, beyond twenty days of award delivery, that they fail to satisfy the directives within the injunctive relief. Any opportunity for royalties to the Inventors would only occur after the payment of damages and compliance with the directives within the award. The Company is pursuing local enforcement proceedings in Sweden against the Inventors through the Svea Hovratt Court.