Form 10-Q
period 2000-12-31
AMERICAN PACIFIC CORP
filed 2001-02-07
CIK 350832

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15 (d)
              -
                    of the Securities Exchange Act of 1934

                 For Quarterly Period Ended December 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,051,655 as of February 6, 2001.

                         PART I. FINANCIAL INFORMATION


ITEM 1.    Condensed Consolidated Financial Statements.
           -------------------------------------------

           The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 10 of this Report on Form 10-Q.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ---------------------

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

         a)    None.

         b)    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN PACIFIC CORPORATION




Date:  February 7, 2001                      /s/ John R. Gibson
                                         ---------------------------------------
                                         John R. Gibson
                                         Chief Executive Officer and President

Date:  February 7, 2001                      /s/ David N. keys
                                         ---------------------------------------
                                         David N. Keys
                                         Executive Vice President,
                                         Chief Financial Officer,  Secretary
                                         and Treasurer; Principal Financial
                                         and Accounting Officer

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                    For the Three Months Ended December 31,
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                      2000            1999
--------------------------------------------------------------------------------

Sales and Operating Revenues                      $ 11,879,000    $ 20,976,000

Cost of Sales                                        9,165,000      12,403,000
                                                  ------------    ------------

Gross Profit                                         2,714,000       8,573,000

Operating Expenses                                   2,120,000       2,425,000
                                                  ------------    ------------

Operating Income                                       594,000       6,148,000

Net Interest and Other Expense                         666,000       1,124,000
                                                  ------------    ------------

Income (Loss) Before Income Taxes                      (72,000)      5,024,000

Income Taxes                                           (27,000)
                                                  ------------    ------------

Net Income (Loss)                                 $    (45,000)   $  5,024,000
                                                  ------------    ------------

Basic Net Income (Loss) Per Share                 $       (.01)   $        .64
                                                  ------------    ------------

Average Shares Outstanding                           7,071,000       7,802,000
                                                  ------------    ------------

Diluted Net Income (Loss) Per Share               $       (.01)   $        .64
                                                  ------------    ------------

Diluted Shares                                       7,074,000       7,878,000
                                                  ------------    ------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                       December 31,         September 30,
                                                                           2000                  2000
---------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

   Cash and Cash Equivalents                                           $ 30,925,000         $ 30,128,000

   Accounts and Notes Receivable                                          9,684,000            9,461,000

   Related Party Notes and Accrued Interest Receivable                      472,000              477,000

   Inventories                                                           13,403,000           10,875,000

   Prepaid Expenses and Other Assets                                      1,180,000              661,000

   Deferred Income Taxes                                                    677,000              650,000
                                                                       ---------------------------------

     Total Current Assets                                                56,341,000           52,252,000

Property, Plant and Equipment, Net                                        6,841,000            7,064,000

Intangible Assets, Net                                                   28,698,000           29,805,000

Real Estate Equity Investments                                            4,948,000            6,838,000

Development Property                                                      5,360,000            5,482,000

Deferred Income Taxes                                                    14,756,000           14,756,000

Other Assets, Net                                                         1,313,000            1,393,000
                                                                       ---------------------------------

     TOTAL ASSETS                                                      $118,257,000         $117,590,000
                                                                       ---------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                       December 31,         September 30,
                                                                           2000                  2000
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable and Accrued Liabilities                           $   9,260,000         $   8,494,000
                                                                      -----------------------------------

     Total Current Liabilities                                            9,260,000             8,494,000

   Long-Term Debt                                                        44,175,000            44,175,000

   SERP Obligation and Other Non-Current Liabilities                      1,796,000             1,743,000
                                                                      -----------------------------------

     TOTAL LIABILITIES                                                   55,231,000            54,412,000
                                                                      -----------------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock                                         3,569,000             3,569,000

Shareholders' Equity:

Common Stock                                                                852,000               852,000

Capital in Excess of Par Value                                           80,094,000            80,094,000

Accumulated Deficit                                                      (9,593,000)           (9,548,000)

Treasury Stock                                                          (11,829,000)          (11,722,000)

Receivable from the Sale of Stock                                           (67,000)              (67,000)
                                                                      -----------------------------------

     Total Shareholders' Equity                                          59,457,000            59,609,000
                                                                      -----------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 118,257,000         $ 117,590,000
                                                                      -----------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended December 31,
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                           2000                  1999
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                                  $   (886,000)          $  8,049,000
                                                                      -----------------------------------

Cash Flows From Investing Activities:

  Capital Expenditures                                                    (100,000)              (166,000)

  Return of Capital on Real Estate Equity Investments                    1,890,000              1,617,000
                                                                      -----------------------------------

Net Cash From Investing Activities                                       1,790,000              1,451,000
                                                                      -----------------------------------

Cash Flows From Financing Activities:

  Debt Related Payments                                                                        (1,195,000)

  Issuance of Common Stock                                                                        321,000

  Treasury Stock Acquired                                                 (107,000)              (742,000)
                                                                      -----------------------------------

Net Cash From Financing Activities                                        (107,000)            (1,616,000)
                                                                      -----------------------------------

Net Change in Cash and Cash Equivalents                                    797,000              7,884,000

Cash and Cash Equivalents, Beginning of Period                          30,128,000             40,434,000
                                                                      -----------------------------------

Cash and Cash Equivalents, End of Period                              $ 30,925,000           $ 48,318,000
                                                                      -----------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.    BASIS OF REPORTING

      The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 2000, was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 2000 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, estimated valuation of deferred taxes, provisions, if any, for certain accrued liabilities, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from these and other estimates.

2.    NET INCOME (LOSS) PER COMMON SHARE

      Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month periods ended December 31, 2000 and 1999, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.    INVENTORIES

      Inventories consist of the following:

                                        December 31,       September 30,
                                            2000               2000
                                           ------             ------

      Work-in-process                 $   10,055,000     $    8,429,000
      Raw materials and supplies           3,348,000          2,446,000
                                      ---------------    --------------
      Total                           $   13,403,000     $   10,875,000
                                      ---------------    --------------

4.    COMMITMENTS AND CONTINGENCIES

      Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical's ("Kerr-McGee") ammonium perchlorate ("AP") operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contributions or assistance. Accordingly, no accrual for potential costs has been made in the accompanying Condensed Consolidated Financial Statements.

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

5.    ELECTRIC ENERGY

      Electric energy is one of the Company's primary raw material costs for the production of AP. The Company is a party to an agreement with Utah Power ("UP") for its electrical requirements. The agreement provided for the supply of power for a minimum of a ten-year period, which began in 1989. This agreement had a three year notice of termination provision and, on April 7, 1999, UP provided written notice of termination, effective April 7, 2002.

      The Company has recently experienced unusual increases in its monthly power bills at its Utah production facilities as compared to average historical monthly amounts. For the months of November and December 2000, the Company received power bills from UP totaling $600,000 and $932,000, which were respectively, $432,000 and $771,000 in excess of average historical monthly amounts. The Company believes that UP has improperly calculated replacement energy costs and has also breached the agreement by failing to comply with the advance notice provisions of the agreement. The Company is disputing the January 2001 (see below) and the November and December 2000 power bills, as well as those of earlier periods.

      In the first quarter of fiscal 2001, the Company implemented a plan to reduce power consumption at its Utah plant operations. By the middle of January 2001, the Company had reduced power consumption by more than 50%. For the month of January 2001, the Company received a $410,000 power bill from UP. As part of this power consumption reduction, the Company has incurred additional costs, principally in the area of purchased raw materials.

      The Company is pursuing recovery of improper excess power charges from UP through negotiation or other alternatives and is seeking to cause UP to comply with the provisions of the agreement. The outcome of this process is uncertain. Absent recovery of the disputed charges and future compliance by UP with the agreement, the increases in power bills have had and would continue to have a material adverse effect on the Company's operating results and financial position.

6.    INCOME TAXES

      The Company's effective income tax rates were approximately 37% and 0% during the three-month periods ended December 31, 2000 and 1999, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In the fourth quarter of fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets.

7.    REAL ESTATE EQUITY INVESTMENTS

      The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the earnings of GRLLC (after amortization of differences in basis) on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month periods ended December 31, 2000 and 1999, was as follows:

                                        December 31, 2000     December 31, 1999
                                        -----------------     -----------------

      Income Statement:
          Revenues                       $     13,889,000     $     12,838,000
          Gross Profit                          1,613,000            1,533,000
          Operating Expenses                      352,000              417,000
          Net Income                     $      1,277,000     $      1,125,000

8.    SEGMENT INFORMATION

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

      The Company's specialty chemicals segment manufacturers and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron(TM) I, a clean gas fire extinguishing agent designed to replace Halon 1211. The specialty chemicals segment production facilities are located in Iron County, Utah.

      The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

      At December 31, 2000, the Company's real estate operating segment had approximately 65 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 7).

      Additional information about the Company's operations in different segments for the three months ended December 31, is provided below.

                                                                         -------------------------------------------
                                                                                 2000                  1999
                                                                         -------------------------------------------
      Revenues:
          Specialty chemicals                                                 $ 11,194,000         $ 19,354,000
          Environmental protection                                                 213,000              472,000
          Real estate                                                              472,000            1,150,000
                                                                         -------------------------------------------
          Total revenues                                                      $ 11,879,000         $ 20,976,000
                                                                         -------------------------------------------
      Operating income (loss):
          Specialty chemicals                                                 $    480,000         $  5,676,000
          Environmental protection                                                 (73,000)             (38,000)
          Real estate                                                              187,000              728,000
                                                                         -------------------------------------------
          Total segment operating income                                           594,000            6,366,000

      Unallocated net expenses (principally net interest)                          666,000            1,342,000
                                                                         -------------------------------------------
      Income (loss) before income taxes                                       $    (72,000)        $  5,024,000
                                                                         ===========================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron(TM), a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron(TM) facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemical segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

In 1998, the Company sold $75.0 million of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and purchased and retired the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues. Sales of the Company's perchlorate chemical
----------------------------
products, consisting mostly of AP sales, accounted for approximately 65% and 74% of revenues during the three-month periods ended December 31, 2000 and 1999, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 19% and 15% of revenues during the three-month periods ended December 31, 2000 and 1999, respectively. The Company's principal sodium azide customer accounted for approximately 85% of such revenues.

Sales of Halotron(TM) amounted to approximately 10% and 3% of revenues during the three-month periods ended December 31, 2000 and 1999, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 4% and 5% of revenues during the three-month periods ended December 31, 2000 and 1999, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 2% and 3% of revenues during the three-month periods ended December 31, 2000 and 1999, respectively.

Cost of Sales. The principal elements comprising the Company's cost of sales are
-------------
raw materials, electric power (see below), labor, manufacturing overhead and the book basis of real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers. The Company is currently purchasing greater quantities of certain raw materials because of recent excessive power costs (see below). Prices paid by the Company for raw materials have historically been relatively stable, although the Company has recently experienced cost increases on certain raw materials, particularly on HCFC 123 and those requiring substantial energy costs to produce. All the raw materials used in the Company's manufacturing processes have been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials. A substantial portion of the total costs of operating the Company's specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

As discussed in Note 5 to the Condensed Consolidated Financial Statements of the Company, the Company has recently experienced unusual increases in its monthly power bills at its Utah production facilities as compared to average historical monthly amounts. During the first quarter of fiscal 2001, the Company received power bills from UP that were in total approximately $1.3 million in excess of average historical amounts. The Company believes that UP has improperly calculated replacement energy costs and has also breached the agreement by failing to comply with the advance notice provisions of the agreement. The Company is pursuing recovery of improper excess power charges from UP through negotiation or other alternatives and is seeking to cause UP to comply with the provisions of the Agreement. The outcome of this process is uncertain. Absent recovery of the disputed charges and future compliance by UP with the agreement, the increases in power bills have had and would continue to have a material adverse effect on the Company's operating results and financial position.

Income Taxes. The Company's effective income tax rates were approximately 37%
------------
and 0% during the three-month periods ended December 31, 2000 and 1999, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In the fourth quarter of fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Sales and Operating Revenues. Sales decreased $9.1 million, or 43%, during the
----------------------------
three months ended December 31, 2000, to $11.9 million from $21.0 million in the corresponding period of the prior year. This decrease was principally attributable to decreased sales of specialty chemicals. Specialty chemical sales decreased approximately $8.2 million principally due to decreased AP and sodium azide shipments.

In March 2000, the Company received notification from Thiokol Propulsion ("Thiokol") of a change in the fiscal 2000 purchase order for AP that resulted in a decrease of approximately 3.23 million pounds of AP (from 10.48 million pounds of AP). The Company submitted a price adjustment claim under the change order and, in September 2000, negotiated and settled the claim which resulted in a $3.0 million payment from Thiokol. Sales volume levels for AP declined from approximately 20.2 million pounds in fiscal 1999 to approximately 16.4 million pounds in fiscal 2000. The Company expects sales volumes for AP in fiscal 2001 to decrease further to between 13.0 million and 15.0 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle, as evidenced by the change order referred to above, have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years considering the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Accordingly, the Company believes that the estimated future AP requirements for these two programs should bring North American demand for AP back to an annual level of between 16.0 and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence the demand for AP.

Cost of Sales. Cost of sales decreased $3.2 million, or 26%, in the three months
-------------
ended December 31, 2000, to $9.2 million from $12.4 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 77% in the first quarter of fiscal 2001, compared to 59% in the first quarter of fiscal 2000. Such increase was principally due to lower AP and sodium azide sales volumes and the significant increase in power costs as discussed above.

Operating Expenses. Operating (selling, general and administrative) expenses
------------------
decreased $0.3 million, or 13%, in the three months ended December 31, 2000, to $2.1 million from $2.4 million in the corresponding period of 1999.

Net Interest Expense. Net interest and other expense decreased to $0.7 million
--------------------
in the three months ended December 31, 2000, from $1.1 million in the corresponding period of the prior year, as a result of lower average debt balances.

Segment Operating Income (Loss). Operating income (loss) of the Company's
-------------------------------
industry segments during the three-month periods ended December 31, 2000 and 1999 was as follows:

                                                   2000                1999
                                             ----------------    ---------------

Specialty chemicals                            $   480,000         $ 5,676,000
Environmental protection equipment                 (73,000)            (38,000)
Real Estate                                        187,000             728,000
                                               -----------         -----------

                  Total                        $   594,000         $ 6,366,000
                                               ===========         ===========

The decrease in operating income in the Company's specialty chemical industry segment was attributable to the decrease in sales and the increase in power costs discussed above. The decrease in operating performance of the environmental protection equipment segment was primarily due to decreased sales. The decrease in real estate segment operating income was attributable to decreased land sales.

INFLATION

General inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 2000 or 1999. General inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation. As discussed above, the Company has recently experienced significant increases in certain raw material costs and power costs, although the Company believes that such increases are not specifically related to the effects of general inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $(0.9) million and $8.0 million during the three months ended December 31, 2000 and 1999, respectively. Cash flows from operating activities decreased principally as a result of a decrease in sales and an increase in costs in the Company's specialty chemicals segment. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the results of the Company's dispute concerning its power agreement, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $0.1 million during the three months ended December 31, 2000, compared to $0.2 million during the same period last year. Capital expenditures are budgeted to amount to approximately $2.5 million in fiscal 2001 and are expected to relate primarily to specialty chemical segment capital improvement projects.

During the three-month period ended December 31, 2000, the Company received cash of approximately $1.9 million relating to the return of capital invested in GRLLC. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

During the three-month period ended December 31, 2000, the Company spent approximately $0.1 million on the repurchase of its Common Stock. The Company intends to continue its stock repurchase program but has not determined how many additional shares will be purchased or the time period during which purchases, if any, will be made, particularly in light of the power costs currently being incurred.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

        1. (a) Declining demand (including excess customer inventories) or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, (f) the outcome of the Company's dispute concerning its power agreement, and (g) the fact that perchlorate chemicals, sodium azide, Halotron(TM)and the Company's environmental products have limited applications and highly concentrated customer bases.

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

        9. Provisions of the Company's Certificate of Incorporation and By-laws and Series D Preferred Stock, dividend of preference stock purchase rights and related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.