Form 10-Q
period 2001-03-31
AMERICAN PACIFIC CORP
filed 2001-05-10
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15 (d)
              -
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 2001

                         Commission File Number 1-8137

                                       OR

               Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                          AMERICAN PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                            59-6490478
       (State or other jurisdiction       (IRS Employer Identification No.)
      of incorporation or organization)


     3770 Howard Hughes Parkway, Suite 300
     Las Vegas, NV                                     89109
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,034,000 as of April 30, 2001.

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


                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         The information required by Item 103 of Regulation S-K is provided on pages 9 and 10 of this Report on Form 10-Q.

ITEM 2.  Changes in Securities
         ---------------------

         None.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Voting results of matters submitted to a vote of Security Holders at the Registrant's Annual Meeting of Stockholders held on March 13, 2001 were as follows:

         Item No. 1 - Election of Class C Directors (through March 2003)

         Name                          For                 Votes Withheld
         ----                          ---                 --------------

         Berlyn D. Miller              6,095,814              700,098
         Victor M. Rosenzweig          5,309,414            1,486,498
         Fred D. Gibson, Jr.           5,308,612            1,487,300


         Messrs. Gibson and Rosenzweig received less than 80% (approximately 78%) of the votes cast. Accordingly, under the Registrant's Certificate of Incorporation and By-laws, they will remain in office, but must be renominated for election by the stockholders at the next Annual Meeting in March 2002.

         Item No. 2 - Election of Class  A Directors (through March 2004)

         Name                          For                    Votes Withheld
         ----                          -----                  --------------

         Dean M. Willard               6,095,724              700,188
         John R. Gibson                6,095,812              700,100
         David N. Keys                 6,095,814              700,098

         Item No. 3 - Approval of Adoption of 2001 Stock Option Plan

         For                            Against           Abstain
         ---                            -------           -------

         3,692,689                      3,091,487         11,736


ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  None.

         b) The Registrant filed the following Current Reports on Form 8-K during its second quarter of fiscal 2001:

             Form 8-K dated February 14, 2001 reporting that a complaint had been filed by the Registrant with the Public Service Commission against Utah Power.

             Form 8-K dated January 17, 2001 reporting alleged improper excess power charges from Utah Power.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN PACIFIC CORPORATION




Date:  May 10, 2001                  /s/ JOHN R. GIBSON
                                     -----------------------------------
                                     John R. Gibson
                                     Chief Executive Officer and President


Date:  May 10, 2001                  /s/ DAVID N. KEYS
                                     ------------------------------------
                                     David N. Keys
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer; Principal
                                     Financial and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                    Condensed Consolidated Income Statements
                                  (unaudited)


 ------------------------------------------------------------------------------------------------------------------------
                                               For the three months ended                   For the six months
                                                      March 31,                               ended March 31,
                                                 2001               2000                  2001                 2000
-------------------------------------------------------------------------------------------------------------------------

Sales and Operating Revenues                  $14,830,000          $16,319,000           $26,709,000          $37,295,000
Cost of Sales                                   9,756,000           11,294,000            18,921,000           23,697,000
                                              ---------------------------------------------------------------------------
  Gross Profit                                  5,074,000            5,025,000             7,788,000           13,598,000

Operating Expenses                              2,626,000            2,815,000             4,746,000            5,240,000
                                              ---------------------------------------------------------------------------

Operating Income                                2,448,000            2,210,000             3,042,000            8,358,000

Net Interest and Other Expense                    654,000              984,000             1,320,000            2,108,000
                                              ---------------------------------------------------------------------------

Income Before Income Taxes                      1,794,000            1,226,000             1,722,000            6,250,000

Income Taxes                                      664,000                                    637,000
                                              ---------------------------------------------------------------------------

Net Income Before Extraordinary Loss            1,130,000            1,226,000             1,085,000            6,250,000

Extraordinary Loss-Debt Extinguishment                                 614,000                                    614,000
                                              ---------------------------------------------------------------------------

Net Income                                    $ 1,130,000          $   612,000           $ 1,085,000          $ 5,636,000
                                              ---------------------------------------------------------------------------

Basic Net Income Per Share:

  Income Before Extraordinary Loss            $       .16          $       .16           $       .15          $       .83

  Extraordinary Loss                          $                    $      (.08)          $                    $      (.08)
                                              ---------------------------------------------------------------------------

  Net Income                                  $       .16          $       .08           $       .15          $       .75
                                              ---------------------------------------------------------------------------

Average Shares Outstanding                      7,044,000            7,315,000             7,058,000            7,559,000
                                              ---------------------------------------------------------------------------

Diluted Net Income Per Share:

  Income Before Extraordinary Loss            $       .16          $       .16           $       .15          $       .81

  Extraordinary Loss                          $                    $      (.08)          $                    $      (.08)
                                              ---------------------------------------------------------------------------


 Net Income                                   $       .16          $       .08           $       .15          $       .73
                                              ---------------------------------------------------------------------------

Diluted Shares                                  7,045,000            7,473,000             7,060,000            7,673,000
                                              ---------------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


------------------------------------------------------------------------------------------------------------
                                                           March 31,            September 30,
                                                             2001                   2000
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and Cash Equivalents                               $ 29,665,000           $ 30,128,000
 Accounts and Notes Receivable                             11,196,000              9,461,000
 Related Party Notes and Accrued Interest Receivable          449,000                477,000
 Inventories                                               15,016,000             10,875,000
 Prepaid Expenses and Other Assets                            881,000                661,000
 Deferred Income Taxes                                        591,000                650,000
                                                         -----------------------------------
  Total Current Assets                                     57,798,000             52,252,000

Property, Plant and Equipment, Net                          6,715,000              7,064,000
Intangible Assets, Net                                     27,613,000             29,805,000
Real Estate Equity Investments                              3,654,000              6,838,000
Development Property                                        5,397,000              5,482,000
Deferred Income Taxes                                      14,178,000             14,756,000
Other Assets, Net                                           1,233,000              1,393,000
                                                         -----------------------------------
  TOTAL ASSETS                                           $116,588,000           $117,590,000
                                                         -----------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


----------------------------------------------------------------------------------------------
                                                               March 31,        September 30,
                                                                 2001                2000
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable and Accrued Liabilities                   $  6,508,000        $  8,494,000
                                                            --------------------------------
  Total Current Liabilities                                    6,508,000           8,494,000

 Long-Term Debt                                               44,175,000          44,175,000

 SERP Obligation and Other Non-Current Liabilities             1,850,000           1,743,000
                                                            --------------------------------
  TOTAL LIABILITIES                                           52,533,000          54,412,000
                                                            --------------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock                              3,569,000           3,569,000

Shareholders' Equity:

Common Stock                                                     852,000             852,000

Capital in Excess of Par Value                                80,094,000          80,094,000

Accumulated Deficit                                           (8,463,000)         (9,548,000)

Treasury Stock                                               (11,930,000)        (11,722,000)

Receivable from the Sale of Stock                                (67,000)            (67,000)
                                                            --------------------------------
  Total Shareholders' Equity                                  60,486,000          59,609,000
                                                            --------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $116,588,000        $117,590,000
                                                            --------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                      For the three months          For the six months
                                                         ended March 31,              ended March 31,
                                                     2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities              $(2,160,000)   $  2,578,000   $(3,046,000)   $ 10,627,000
                                                  ---------------------------------------------------------

Cash Flows From Investing Activities:
 Capital Expenditures                                (293,000)       (989,000)     (393,000)     (1,155,000)
 Return of Capital on Real Estate
  Equity Investments                                1,294,000       1,077,000     3,184,000       2,694,000
                                                  ---------------------------------------------------------


Net Cash Flows From Investing Activities            1,001,000          88,000     2,791,000       1,539,000
                                                  ---------------------------------------------------------

Cash Flows From Financing Activities:
 Debt Related Payments                                             (9,127,000)                  (10,322,000)
 Issuance of Common Stock                                              21,000                       342,000
 Treasury Stock Acquired                             (101,000)     (5,946,000)     (208,000)     (6,688,000)
                                                  ---------------------------------------------------------


Net Cash Flows From Financing Activities             (101,000)    (15,052,000)     (208,000)    (16,668,000)
                                                  ---------------------------------------------------------

Net Change in Cash and Cash Equivalents            (1,260,000)    (12,386,000)     (463,000)     (4,502,000)
Cash and Cash Equivalents,
 Beginning of Period                               30,925,000      48,318,000    30,128,000      40,434,000
                                                  ---------------------------------------------------------

Cash and Cash Equivalents,
 End of Period                                    $29,665,000    $ 35,932,000   $29,665,000    $ 35,932,000
                                                  ---------------------------------------------------------

Supplemental Disclosure of Cash Flow
 Information:
Interest Paid                                     $ 2,045,000    $  3,050,000   $ 2,045,000    $  3,050,000
                                                  ---------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of March 31, 2001 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

2.   NET INCOME PER COMMON SHARE

     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended March 31, 2001 and 2000, since the average exercise price of such options and warrants was greater than the average market price of the Company's common stock during these periods.


3.   INVENTORIES

     Inventories consist of the following:

                                       March 31,      September 30,
                                         2001             2000
                                       ---------      -------------

    Work-in-process                    $ 9,863,000    $ 8,429,000
    Raw materials and supplies           4,945,000      2,446,000
                                       -----------    -----------
    Total                              $15,016,000    $10,875,000
                                       -----------    -----------

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

    In 1999, two lawsuits were filed in Utah state court against the Company and certain unrelated equipment and product manufacturers claiming unspecified monetary damages as a result of a fire and explosion on July 30, 1997, at the Company's AP production facility that resulted in the death of one employee and the injury of three employees. In March 2001, the Company was dismissed without prejudice from these lawsuits.

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

    The Company recently experienced unusual increases in its monthly power bills at its Utah production facilities as compared to average historical monthly amounts. For the months of November and December 2000, and January 2001, the Company received power bills from UP totaling approximately $1.9 million, which were approximately $1.5 million in excess of average historical monthly amounts. The Company claimed that UP had improperly calculated replacement energy costs and breached the agreement by failing to comply with the advance notice provisions of the agreement. Accordingly, the Company disputed all power bills received from UP since January 1999, claiming it had been overcharged by approximately $2.9 million through January 2001.

    A partial settlement of this dispute has been reached in which the Company and UP have entered into an amendment of the electric supply agreement dated February 21, 2001. Under the terms of the amendment, the Company has been placed on the equivalent of Utah's Electric Service Schedule No. 9. Under this rate schedule, the Company's estimated monthly power bills will be approximately 20% to 30% higher than historical monthly amounts prior to the dispute. As a result, the Company will experience an estimated annual increase in power costs that could be as much as $0.6 million. This amendment has been approved by the Utah Public Service Commission.

    In May 2001, the Company and UP reached a settlement on the remaining disputed matters. The settlement includes both a cash payment from UP to the Company and a demand curtailment arrangement under Utah's Electric Service Schedule No. 71. Under the curtailment, the Company has accepted UP's offer to curtail demand during the months of June, July and August 2001. As a result of the Company's lower perchlorate sales volumes expected in fiscal 2001, the Company believes it can operate at lower total and peak electric energy consumption levels during these months and, at the same time, operate efficiently and meet its customer's product delivery requirements. The Company estimates that the settlement and curtailment arrangement will result in approximately an additional $2.0 million in cash flow (over the amount which will otherwise be expended on monthly power bills under the February 21, 2001 amendment described above) to the Company. However, there can be no assurances given with respect to this estimate. The ultimate amount of incremental cash flow to the Company will depend upon the Company's ability to effectively operate under the curtailment arrangement.

6.  INCOME TAXES

    The Company's effective income tax rates were approximately 37% and 0% during the six-month periods ended March 31, 2001 and 2000, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In the fourth quarter of fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets.

7.  REAL ESTATE EQUITY INVESTMENTS

    The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the earnings in GRLLC (after amortization of differences in basis) on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and six-month periods ended March 31, 2001 was as follows:

                                    ---------------------------------------------------------
                                    Three-Month Period Ended          Six-Month Period Ended
                                          March 31, 2001                   March 31, 2001
                                    ---------------------------------------------------------
Income Statement:
  Revenues                            $10,321,000                     $24,210,000
  Gross Profit                          1,407,000                       3,020,000
  Operating Expenses                      314,000                         666,000
  Net Income                            1,109,000                       2,386,000

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

    At March 31, 2001, the Company's real estate operating segment had approximately 65 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 7).

    Additional information about the Company's operations, by segment, for the three months and six months ended March 31, is provided below.


                                              -------------------------------------------------------
                                                     Three Months Ended            Six Months Ended
                                                          March 31,                    March 31,
                                                     2001           2000           2001          2000
                                              -------------------------------------------------------
Revenues:
 Specialty chemicals                          $13,810,000    $13,661,000    $25,004,000   $33,015,000
 Environmental protection                       1,016,000      2,655,000      1,229,000     3,127,000
 Real estate                                        4,000          3,000        476,000     1,153,000
                                              -------------------------------------------------------
 Total revenues                               $14,830,000    $16,319,000    $26,709,000   $37,295,000
                                              -------------------------------------------------------
Operating income (loss):
 Specialty chemicals                          $ 2,570,000    $ 1,640,000    $ 2,718,000   $ 7,316,000
 Environmental protection                          76,000        730,000          3,000       692,000
 Real estate                                     (157,000)      (150,000)        30,000       578,000
                                              -------------------------------------------------------
 Total segment operating income                 2,489,000      2,220,000      2,751,000     8,586,000
Unallocated net expenses
 (principally net interest)                       695,000        994,000      1,029,000     2,336,000
                                              -------------------------------------------------------
Income before income taxes                    $ 1,794,000    $ 1,226,000    $ 1,722,000   $ 6,250,000
                                              =======================================================

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

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 69% of revenues during each of the six-month periods ended March 31, 2001 and 2000. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 17% of revenues during each of the six-month periods ended March 31, 2001 and 2000. The Company's principal sodium azide customer accounted for in excess of 80% of such revenues.

Sales of Halotron(TM) amounted to approximately 8% and 3% of revenues during the six-month periods ended March 31, 2001 and 2000, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 2% and 3% of revenues during the six-month periods ended March 31, 2001 and 2000, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 4% and 8% of revenues during the six-month periods ended March 31, 2001 and 2000, respectively.

Cost of Sales.  The principal elements comprising the Company's cost of sales
--------------
are depreciation and amortization, raw materials, electric power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers. During the first six months of fiscal 2001, the Company purchased greater quantities of certain raw materials because of recent excessive power costs (see
Note 5 to the Condensed Consolidated Financial Statements). Prices paid by the Company for raw materials have historically been relatively stable, although the Company has recently experienced cost increases on certain raw materials, particularly on HCFC 123 and those requiring substantial energy costs to produce. All the raw materials used in the Company's manufacturing processes have been available in commercial quantities and the Company has had no difficulty obtaining necessary raw materials. A substantial portion of the total costs of operating the Company's specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

Income Taxes.  The Company's effective income tax rates were approximately 37%
------------
and 0% during the six-month periods ended March 31, 2001 and 2000, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In the fourth quarter of fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets.

Net Income.  Although the Company's net income and diluted net income per share
----------
have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) the timing of real estate and related sales and the equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (v) the results of periodic reviews of impairment issues; (vi) the ability to pass on increases in raw material costs, including electric power costs, to customers; and (vii) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment orders in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Sales and Operating Revenues.  Sales decreased $1.5 million, or 9%, during the
----------------------------
three months ended March 31, 2001, to $14.8 million from $16.3 million in the corresponding period of the prior year. This decrease was principally attributable to lower sales of environmental protection equipment and real estate.

Cost of Sales.  Cost of sales decreased $1.5 million, or 13%, in the three
-------------
months ended March 31, 2001, to $9.8 million from $11.3 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 66% during the three-month period ended March 31, 2001 compared to 69% during the same period last year. The decreases were due principally to slightly higher sales volumes in the Company's specialty chemicals segment and differences in the mix of sales and associates margins.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
decreased $0.2 million, or 8%, in the three months ended March 31, 2001, to $2.6 million from $2.8 million in the corresponding period of 2000.

Net Interest Expense.  Net interest and other expense decreased to $0.7 million
--------------------
in the three months ended March 31, 2001, from $1.0 million in the corresponding period of the prior year, as a result of lower average debt balances.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Sales and Operating Revenues.  Sales decreased $10.6 million, or 28%, during the
----------------------------
six months ended March 31, 2001, to $26.7 million from $37.3 million in the corresponding period of the prior year. The decrease was principally due to a decrease in specialty chemical sales of approximately $8.0 million. The decrease in specialty chemical sales resulted principally from decreased perchlorate and sodium azide shipments.

In March 2000, the Company received notification from Thiokol Propulsion ("Thiokol") of a change in the fiscal 2000 purchase order for AP that resulted in a decrease of approximately 3.23 million pounds of AP (from 10.48 million pounds of AP). The Company submitted a price adjustment claim under the change order and, in September 2000, negotiated and settled the claim which resulted in a $3.0 million payment from Thiokol. Sales volume levels for AP declined from approximately 20.2 million pounds in fiscal 1999 to approximately
16.4 million pounds in fiscal 2000. The Company estimates sales volumes for AP in fiscal 2001 will decrease further to between 13.0 million and 14.0 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle, as evidenced by the change order referred to above, have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years considering the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Accordingly, the Company believes that the estimated future AP requirements for these two programs should bring North American demand for AP back to an annual level of between 16.0 and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence the demand for AP.

Cost of Sales.  Cost of sales decreased $4.8 million, or 20%, in the six months
-------------
ended March 31, 2001, to $18.9 million from $23.7 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 70% during the first six months of this fiscal year as compared to 64% during the same period last year. The increase in the percentage of cost of sales to sales was principally attributable to lower specialty chemical sales volumes and the significant increase in power costs (mostly in the first quarter of fiscal 2001) discussed in Note 5 to the Condensed Consolidated Financial Statements.

Operating Expenses.  Operating expenses were $4.7 million during the six-month
------------------
period ended March 31, 2001 compared to $5.2 million in the corresponding period of the prior year. Operating expenses during the six-month periods ended March 31, 2001 and 2000 include approximately $0.6 million and $0.5 million, respectively, in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 4 to the Condensed Consolidated Financial Statements).

Net Interest Expense.  Net interest and other expense decreased to $1.3 million
--------------------
in the six months ended March 31, 2001, from $2.1 million in the corresponding period of the prior year, principally as a result of lower average debt balances.

Segment Operating Income.  Operating income of the Company's industry segments
------------------------
during the six-month periods ended March 31, 2001 and 2000 was as follows:

                                                             ------------------------------
                                                                2001                2000
                                                             ----------          ----------
Specialty chemicals                                          $2,718,000          $7,316,000
Environmental protection equipment                                3,000             692,000
Real Estate                                                      30,000             578,000
                                                             ----------          ----------
 Total                                                       $2,751,000          $8,586,000
                                                             ==========          ==========

The decrease in operating income in the Company's specialty chemical industry segment was primarily attributable to lower sales and increased power costs (see
Note 5 to the Condensed Consolidated Financial Statements). The decrease in operating performance of the environmental protection equipment segment and real estate was principally due to decreased sales.

INFLATION

General inflation did not have a significant effect on the Company's sales and operating revenues or costs during the six-month periods ended March 31, 2001 or 2000. General inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that may somewhat insulate the Company from increases in costs associated with inflation. As discussed above, the Company has recently experienced significant increases in certain raw material costs and power costs, although the Company believes that such increases are not specifically related to the effects of general inflation.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. In June 1999 and September 1998, the Company repurchased and retired $3.0 million and $5.0 million, respectively, in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.2 million on each of these transactions principally as a result of writing off costs associated with the issuance of the Notes. During the second quarter of fiscal 2000, the Company repurchased and retired approximately $8.8 million in principal amount of Notes. The Company incurred extraordinary losses on debt extinguishment of approximately $0.6 million on these transactions. In April and May 2000, the Company repurchased and retired an additional $14.0 million in principal amount of Notes. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount of Notes at a weighted average cost of approximately 102.7% of par.

Cash flows from operating activities were $(3.0) million and $10.6 million during the six-months ended March 31, 2001 and 2000, respectively. The decrease in cash flows from operations was primarily due to a decrease in operating income and a temporary increase in net working capital due to the timing of shipments and inventory balances. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, results of the Company's dispute regarding its power agreement, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $0.3 million during the six months ended March 31, 2001, compared to $1.2 million during the same period last year. Capital expenditures are budgeted to amount to between $2.0 and $3.0 million in fiscal 2001 and are expected to relate primarily to specialty chemical segment capital improvement projects.

During the six-month period ended March 31, 2001, the Company received cash of approximately $3.2 million relating to the return of capital invested in GRLLC. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

During the six-month period ended March 31, 2001, the Company spent approximately $0.2 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock and is limited in its ability to use cash to repurchase stock by certain covenants contained in the Indenture associated with the Notes.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

    1. (a) Declining demand (including excess customer inventories) or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement,
        (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, (f) future power costs including the ultimate impact of the settlement of the Company's disputes concerning its power agreement, and (g) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

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