Form 10-Q
period 2001-06-30
AMERICAN PACIFIC CORP
filed 2001-08-08
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15 (d)
              -
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,017,000 as of July 31, 2001.

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



                                 AMERICAN PACIFIC CORPORATION




Date:  August 8, 2001            /S/ JOHN R. GIBSON
                                 -------------------------
                                 John R. Gibson
                                 Chief Executive Officer and President


Date:  August 8, 2001            /S/ DAVID N. KEYS
                                 -------------------------
                                 David N. Keys
                                 Executive Vice President, Chief Financial
                                 Officer, Secretary and Treasurer; Principal
                                 Financial and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                    Condensed Consolidated Income Statements
                                  (unaudited)

                                                       For the three months ended                     For the nine months
                                                                 June 30,                                ended June 30,
                                                        2001                 2000                  2001                 2000
--------------------------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues                         $15,353,000          $17,021,000           $42,062,000          $54,316,000
Cost of Sales                                          9,142,000           10,866,000            28,063,000           34,563,000
                                           -------------------------------------------------------------------------------------
 Gross Profit                                          6,211,000            6,155,000            13,999,000           19,753,000

Operating Expenses                                     2,412,000            2,572,000             7,158,000            7,812,000
                                           -------------------------------------------------------------------------------------
Operating Income                                       3,799,000            3,583,000             6,841,000           11,941,000

Net Interest and Other Expense                           720,000              756,000             2,040,000            2,864,000
                                           -------------------------------------------------------------------------------------
Income Before Income Taxes                             3,079,000            2,827,000             4,801,000            9,077,000

Income Taxes                                           1,139,000                                  1,776,000
                                           -------------------------------------------------------------------------------------
Net Income Before Extraordinary Loss                   1,940,000            2,827,000             3,025,000            9,077,000

Extraordinary Loss-Debt Extinguishments                                       980,000                                  1,594,000
                                           -------------------------------------------------------------------------------------
Net Income                                           $ 1,940,000          $ 1,847,000           $ 3,025,000          $ 7,483,000
                                           -------------------------------------------------------------------------------------
Basic Net Income Per Share:

 Income Before Extraordinary Loss                    $       .28          $       .40           $       .43          $      1.23
 Extraordinary Loss                                                              (.14)                                      (.22)
                                           -------------------------------------------------------------------------------------
 Net Income                                          $       .28          $       .26           $       .43          $      1.01
                                           -------------------------------------------------------------------------------------

Average Shares Outstanding                             7,026,000            7,080,000             7,047,000            7,399,000
                                           -------------------------------------------------------------------------------------
Diluted Net Income Per Share:

 Income Before Extraordinary Loss                    $       .28          $       .40           $       .43          $      1.22

 Extraordinary Loss                                                              (.14)                                      (.22)
                                           -------------------------------------------------------------------------------------
 Net Income                                          $       .28          $       .26           $       .43          $      1.00
                                           -------------------------------------------------------------------------------------
Diluted Shares                                         7,030,000            7,090,000             7,050,000            7,469,000
                                           -------------------------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


------------------------------------------------------------------------------------------------------------
                                                                         June 30,             September 30,
                                                                           2001                   2000
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and Cash Equivalents                                               $ 37,591,000           $ 30,128,000
 Accounts and Notes Receivable                                              8,637,000              9,461,000
 Related Party Notes Receivable                                               361,000                477,000
 Inventories                                                               15,977,000             10,875,000
 Prepaid Expenses and Other Assets                                          1,109,000                661,000
 Deferred Income Taxes                                                        600,000                650,000
                                                              ----------------------------------------------
  Total Current Assets                                                     64,275,000             52,252,000

Property, Plant and Equipment, Net                                          7,175,000              7,064,000
Intangible Assets, Net                                                     26,518,000             29,805,000
Real Estate Equity Investments                                              2,243,000              6,838,000
Development Property                                                        4,755,000              5,482,000
Deferred Income Taxes                                                      13,030,000             14,756,000
Other Assets, Net                                                           1,149,000              1,393,000
                                                              ----------------------------------------------
  TOTAL ASSETS                                                           $119,145,000           $117,590,000
                                                              ----------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                          June 30,              September 30,
                                                                            2001                    2000
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable and Accrued Liabilities                                $  7,164,000            $  8,494,000
                                                              -----------------------------------------------
  Total Current Liabilities                                                 7,164,000               8,494,000
 Long-Term Debt                                                            44,175,000              44,175,000
 SERP Obligation and Other Non-Current Liabilities                          1,875,000               1,743,000
                                                              -----------------------------------------------
  TOTAL LIABILITIES                                                        53,214,000              54,412,000
                                                              -----------------------------------------------
Commitments and Contingencies
Warrants to Purchase Common Stock                                           3,569,000               3,569,000
Shareholders' Equity:
Common Stock                                                                  852,000                 852,000
Capital in Excess of Par Value                                             80,094,000              80,094,000
Accumulated Deficit                                                        (6,523,000)             (9,548,000)
Treasury Stock                                                            (12,050,000)            (11,722,000)
Receivable from the Sale of Stock                                             (11,000)                (67,000)
                                                              -----------------------------------------------
  Total Shareholders' Equity                                               62,362,000              59,609,000
                                                              -----------------------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $119,145,000            $117,590,000
                                                              -----------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


------------------------------------------------------------------------------------------------------------
                                                       For the three months          For the nine months
                                                          ended June 30,                ended June 30,
                                                           2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                $ 7,510,000   $  1,099,000    $ 4,464,000   $ 11,726,000
                                                 -----------------------------------------------------------
Cash Flows From Investing Activities:
 Capital Expenditures                                  (875,000)    (1,066,000)    (1,268,000)    (2,221,000)
 Real Estate Equity Investment
  Capital Activity                                    1,411,000        563,000      4,595,000      3,257,000
                                                 -----------------------------------------------------------
Net Cash Flows From Investing Activities                536,000       (503,000)     3,327,000      1,036,000
                                                 -----------------------------------------------------------
Cash Flows From Financing Activities:
 Debt Related Payments                                             (14,567,000)                  (24,889,000)
 Issuance of Common Stock                                                                            342,000
 Treasury Stock Acquired                               (120,000)                     (328,000)    (6,688,000)
                                                 -----------------------------------------------------------
Net Cash Flows From Financing Activities               (120,000)   (14,567,000)      (328,000)   (31,235,000)
                                                 -----------------------------------------------------------
Net Change in Cash and Cash Equivalents               7,926,000    (13,971,000)     7,463,000    (18,473,000)
Cash and Cash Equivalents,
 Beginning of Period                                 29,665,000     35,932,000     30,128,000     40,434,000
                                                 -----------------------------------------------------------
Cash and Cash Equivalents,
 End of Period                                      $37,591,000   $ 21,961,000    $37,591,000   $ 21,961,000
                                                 -----------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                                     $ 2,045,000   $  3,050,000
                                                 -----------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.   BASIS OF REPORTING


     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of June 30, 2001 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. In the opinion of Management, however, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results and cash flows for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 14, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

2.   NET INCOME PER COMMON SHARE


     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 3.0 million shares of common stock were not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 2001 and 2000, since the average exercise price of such options and warrants was greater than the average price of the Company's common stock during these periods.

3.   INVENTORIES

     Inventories consist of the following:

                                      June 30,      September 30,
                                        2001            2000
                                     -----------     -----------
     Work-in-process                 $11,170,000     $ 8,429,000
     Raw materials and supplies        4,807,000       2,446,000
                                     -----------     -----------
     Total                           $15,977,000     $10,875,000
                                     -----------     -----------

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

     In May 2001, the Company and UP reached a settlement on the remaining disputed matters. The settlement includes both a cash payment from UP to the Company and a demand curtailment arrangement under Utah's Electric Service Schedule No. 71. Under the curtailment, the Company has accepted UP's offer to curtail demand during the months of June, July and August 2001. As a result of the Company's lower perchlorate sales volumes expected in fiscal 2001, the Company believes it can operate at lower total and peak electric energy consumption levels during these months and, at the same time, operate efficiently and meet its customers' product delivery requirements. The Company estimates that the settlement and curtailment arrangement will result in approximately an additional $2.0 million in cash flow (over the amount which would otherwise be expended on monthly power bills under the February 21, 2001 amendment described above) to the Company. Through June 30, 2001, the Company had realized and recognized (initially as an adjustment to inventories) approximately $1.1 million resulting from the settlement and curtailment arrangement. However, there can be no assurances given with respect to this estimate. The ultimate amount of incremental cash flow to the Company will depend upon the Company's ability to effectively operate under the curtailment arrangement.

6.   INCOME TAXES

     The Company's effective income tax rates were approximately 37% and 0% during the nine-month periods ended June 30, 2001 and 2000, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In the fourth quarter of fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets.

7.   REAL ESTATE EQUITY INVESTMENTS

     The Company's interest in Gibson Ranch Limited Liability Company ("GRLLC") is accounted for using the equity method. GRLLC operates on a calendar year. The Company recognizes its share of the earnings in GRLLC (after amortization of differences in basis) on a current quarterly basis. Summarized financial information for GRLLC as of and for the three-month and nine-month periods ended June 30, 2001 was as follows:

                                                     ------------------------------------------------------------
                                                        Three-Month Period Ended      Nine-Month Period Ended
                                                              June 30, 2001                  June 30, 2001
                                                     ------------------------------------------------------------
Income Statement:
       Revenues                                                $7,819,000                   $32,029,000
       Gross Profit                                             1,149,000                     4,169,000
       Operating Expenses                                         351,000                     1,017,000
       Net Income                                                 812,000                     3,198,000

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

     At June 30, 2001, the Company's real estate operating segment had approximately 58 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels. Although not included in operating activities, this segment also has an equity investment in a residential joint venture that is located across the street from the Gibson Business Park. (See Note 7).

     Additional information about the Company's operations, by segment, for the three months and nine months ended June 30, is provided below.

                                               ---------------------------------------------------------------------------------
                                                            Three Months Ended                       Nine Months Ended
                                                                  June 30,                                 June 30,
                                                           2001                2000                 2001                2000
                                               ---------------------------------------------------------------------------------
Revenues:
 Specialty chemicals                                    $10,911,000         $15,572,000          $35,915,000         $48,587,000
 Environmental protection                                 2,296,000             124,000            3,525,000           3,251,000
 Real estate                                              2,146,000           1,325,000            2,622,000           2,478,000
                                               ---------------------------------------------------------------------------------
 Total revenues                                         $15,353,000         $17,021,000          $42,062,000         $54,316,000
                                               ---------------------------------------------------------------------------------
Operating income (loss):
 Specialty chemicals                                    $ 1,981,000         $ 3,522,000          $ 4,699,000         $10,838,000
 Environmental protection                                   424,000            (148,000)             427,000             544,000
 Real estate                                              1,365,000             456,000            1,395,000           1,034,000
                                               ---------------------------------------------------------------------------------
 Total segment operating income                           3,770,000           3,830,000            6,521,000          12,416,000
Unallocated net expenses
 (principally net interest)                                 691,000           1,003,000            1,720,000           3,339,000
                                               ---------------------------------------------------------------------------------
Income before income taxes                              $ 3,079,000         $ 2,827,000          $ 4,801,000         $ 9,077,000
                                               =================================================================================

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

During 1998, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of Senior Unsecured Notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee and repurchased the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the "Azide Notes"). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting almost entirely of AP sales, accounted for approximately 60% and 68% of revenues during the nine-month periods ended June 30, 2001 and 2000, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors; as a result, any one AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 18% and 17% of revenues during the nine-month periods ended June 30, 2001 and 2000, respectively. The Company's principal sodium azide customer accounted for in excess of 75% of such revenues.

Sales of Halotron(TM) amounted to approximately 8% and 4% of revenues during the nine-month periods ended June 30, 2001 and 2000, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 6% and 5% of revenues during the nine-month periods ended June 30, 2001 and 2000, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 8% and 6% of revenues during the nine-month periods ended June 30, 2001 and 2000, respectively. As of July 31, 2001, this segment had no significant backlog.

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

Income Taxes.  The Company's effective income tax rates were approximately 37%
------------
and 0% during the nine-month periods ended June 30, 2001 and 2000, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In the fourth quarter of fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets.

Net Income.  Although the Company's net income and diluted net income per share
----------
have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 of the Condensed Consolidated Financial Statements, the Company may incur material costs associated with certain contingencies; (ii) the timing of real estate and related sales and the equity in earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; and (v) the results of periodic reviews of impairment issues; (vi) the ability to pass on increases in raw material costs, including electric power costs, to customers; and (vii) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment orders in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Sales and Operating Revenues.  Sales decreased $1.6 million, or 10%, during the
----------------------------
three months ended June 30, 2001, to $15.3 million from $17.0 million in the corresponding period of the prior year. This decrease was principally attributable to lower specialty chemical sales. This decrease was partially offset by an increase in environmental protection equipment and real estate sales of approximately $3.0 million.

Cost of Sales.  Cost of sales decreased $1.8 million, or 16%, in the three
-------------
months ended June 30, 2001, to $9.1 million from $10.9 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 60% during the three-month period ended June 30, 2001 compared to 64% during the same period last year. These decreases were principally due to a decrease in sales, slightly better margins associated with the Company's specialty chemicals segment and differences in the mix of sales and associated margins.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
decreased $0.2 million, or 8%, in the three months ended June 30, 2001, to $2.4 million from $2.6 million in the corresponding period of 2000.

Net Interest Expense.  Net interest and other expense was approximately $0.7
--------------------
million during the three-month periods ended June 30, 2001 and 2000.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Sales and Operating Revenues.  Sales decreased $12.2 million, or 23%, during the
----------------------------
nine months ended June 30, 2001, to $42.1 million from $54.3 million in the corresponding period of the prior year. The decrease was principally due to a decrease in specialty chemical sales. Such decrease resulted principally from decreased perchlorate and sodium azide shipments.

In March 2000, the Company received notification from Thiokol Propulsion ("Thiokol") of a change in the fiscal 2000 purchase order for AP that resulted in a decrease of approximately 3.23 million pounds of AP (from 10.48 million pounds of AP). The Company submitted a price adjustment claim under the change order and, in September 2000, negotiated and settled the claim which resulted in a $3.0 million payment from Thiokol. Sales volume levels for AP declined from approximately 20.2 million pounds in fiscal 1999 to approximately
16.4 million pounds in fiscal 2000. The Company estimates sales volumes for AP in fiscal 2001 will decrease further to between 12.5 million and 13.0 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle, as evidenced by the change order referred to above, have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years by reason of the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Accordingly, the Company believes that the estimated future AP requirements for these two programs should bring North American demand for AP back to an annual level of between 16.0 and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence the demand for AP.

Cost of Sales.  Cost of sales decreased $6.5 million, or 19%, in the nine months
-------------
ended June 30, 2001, to $28.1 million from $34.6 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 67% during the first nine months of this fiscal year as compared to 64% during the same period last year. The increase in the percentage of cost of sales to sales was principally attributable to lower specialty chemical sales volumes and the significant increase in power costs (mostly in the first quarter of fiscal 2001) discussed in Note 5 to the Condensed Consolidated Financial Statements.

Operating Expenses.  Operating expenses were $7.2 million during the nine-month
------------------
period ended June 30, 2001 compared to $7.8 million in the corresponding period of the prior year. Operating expenses during the nine-month periods ended June 30, 2001 and 2000 include approximately $0.8 million and $0.6 million, respectively, in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 4 to the Condensed Consolidated Financial Statements).

Net Interest Expense.  Net interest and other expense decreased to $2.0 million
--------------------
in the nine months ended June 30, 2001, from $2.9 million in the corresponding period of the prior year, principally as a result of lower average debt balances.

Segment Operating Income.  Operating income of the Company's industry segments
------------------------
during the nine-month periods ended June 30, 2001 and 2000 was as follows:

                                                   ------------------------------------
                                                           2001               2000
                                                   ----------------     ---------------
Specialty chemicals                                      $4,699,000         $10,838,000
Environmental protection equipment                          427,000             544,000
Real Estate                                               1,395,000           1,034,000
                                                   ----------------     ---------------
          Total                                          $6,521,000         $12,416,000
                                                   ================     ===============

The decreases in operating income in the Company's specialty chemical industry segment was primarily attributable to lower sales and increased power costs (See
Note 5 to the Condensed Consolidated Financial Statements).

Inflation

General inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month or nine-month periods ended June 30, 2001 or 2000. General inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation. As discussed above, the Company has recently experienced significant increases in certain raw material costs and power costs, although the Company believes that such increases are not specifically related to the effects of general inflation.

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

Cash flows provided by operating activities were $4.5 million and $11.7 million during the nine-months ended June 30, 2001 and 2000, respectively. The decrease in cash flows from operating activities was principally due to lower sales and operating profits as described above. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $1.3 million during the nine months ended June 30, 2001, compared to $2.2 million during the same period last year. Capital expenditures are budgeted to amount to approximately $2.5 million in fiscal 2001 and are expected to relate primarily to specialty chemical segment capital improvement projects.

During the nine-month period ended June 30, 2001, the Company received cash of approximately $4.6 million attributable to the return of capital invested in GRLLC. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project currently projected to be the end of calendar 2001.

During the nine-month period ended June 30, 2001, the Company spent approximately $0.3 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock but is limited in its ability to use cash to repurchase stock by certain covenants contained in the Indenture governing the Notes.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

    1. (a) Weakness in demand (including excess customer inventories) or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the

        Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, (f) future power costs including the ultimate impact of the settlement of the Company's disputes concerning its power agreement, and
        (g) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

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

    4. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial and residential real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing, the performance by the managing partner of its residential real estate joint venture (GRLLC) and regulatory and environmental matters that may have a negative impact on sales or costs.

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