Form 10-K
period 2001-09-30
AMERICAN PACIFIC CORP
filed 2001-12-04
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001
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

                        Yes X                                   No ______
                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2001, was approximately $46.5 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of October 31, 2001 was 6,997,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Hereof

     Definitive Proxy Statement for 2001 Annual Meeting of Stockholders to be filed not later than January 28, 2002.

Part IV Hereof

     S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 2000, 1999, 1997, 1995, 1994 and 1993; S-2
Registration Statement (33-36664); Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1999, and March 31, 1998; Form 8-A dated August 6, 1999; S-3 Registration Statement (33-52196); S-8 Registration Statement (333-53449); S-8 Registration Statement (333-62566); S-4 Registration Statement (333-49883) and Current Reports on Forms 8-K dated February 28, 1992, February 19, 1998 and November 9, 1999.

                                     PART I

Item 1.  Business
-----------------

Overview

     American Pacific Corporation (the "Company") is principally engaged in the production of a specialty chemical, ammonium perchlorate ("AP"), which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. AP is employed in the Space Shuttle, the Minuteman missile, the Titan space launch vehicle, the Delta and Atlas families of commercial space launch vehicles, a number of defense related missiles and rockets, and most other solid fuel rocket motors. AP customers include contractors of the National Aeronautics and Space Administration ("NASA"), the Department of Defense ("DOD") and certain commercial space launch vehicle programs used to launch satellites for communication, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring.

     The Company also produces a variety of other specialty chemicals and environmental protection equipment for niche applications, including: (i) other perchlorate chemicals used principally in explosives and the inflation of automotive airbags, (ii) sodium azide, used primarily in the inflation of automotive airbags and certain pharmaceutical applications; (iii) Halotron(TM) products, used to extinguish fires; and (iv) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater. In addition, the Company has interests in two real estate assets in the Las Vegas, Nevada area, consisting of approximately 58 remaining acres of undeveloped land in an industrial park and a 50% interest in a master-planned residential community on approximately 320 acres, which is substantially completed.

     During 1998, the Company entered into a purchase agreement with Kerr-McGee Chemical Corporation ("Kerr-McGee"). On March 12, 1998, the Company sold $75.0 million principal amount of unsecured senior notes (the "Notes"), consummated an acquisition (the "Acquisition") of certain assets from Kerr-McGee described below and repurchased the remaining $25.0 million principal amount outstanding of subordinated secured notes (the "Azide Notes").

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

     In fiscal 1999, subsequent to the consummation and successful integration of the Acquisition, the Company began exploring a number of merger, acquisition and sale possibilities. To date, none of these options have led to a transaction that the Company believed would be in the best interests of its shareholders. The Company continues to remain open to and pursue such strategic and financial alternatives that appear to create value for the shareholders of the Company.

     See Note 11 to the Consolidated Financial Statements of the Company for financial information concerning the Company's operating segments. The Company's perchlorate chemicals accounted for approximately 68%,

69% and 67% of revenues during the years ended September 30, 2001, 2000 and 1999, respectively. The term "Company" used herein includes, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

Specialty Chemicals

Perchlorate Chemicals

Strategy

     The Company's strategy is to maintain and enhance its position as the premier world-wide producer of AP and other perchlorate chemicals. Upon consummation of the Acquisition, the Company effectively became the only North American producer of AP.

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

     The Company has supplied AP for use in space programs for over 40 years, beginning with the Titan program in the early 1960's. Today, its principal space customers are Alliant Techsystems, Inc. ("Alliant") for the Space Shuttle Program, the Delta family of commercial rockets and the Titan program, and Aerojet for the Atlas family of commercial rockets. The Company has sold AP to the Ariane space program, although no sales were made to this program in fiscal 2001. The Company is also a qualified supplier of AP to a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs, and to certain foreign defense programs.

     Demand for AP declined throughout the 1990's. In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the AP industry, the Company consummated the Acquisition with Kerr-McGee. See "Perchlorate Chemicals - Kerr-McGee Acquisition." Sales volume levels for AP declined from approximately 16.4 million pounds in fiscal 2000 to approximately
12.6 million pounds in fiscal 2001. AP sales volumes in 1999 were approximately
20.2 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years considering the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Although the Company has not yet experienced a specific increase in defense related orders, the tragic events on September 11, 2001, in New York City and Washington D.C. and the Unites States of America's declared war on terrorism, may result in increased orders for AP used in certain defense programs. Accordingly, the Company estimates that the North American demand for AP could increase to an annual level of between 16.0 million and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence North American demand for AP.

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

     During 2001, Alliant acquired the Thiokol Propulsion Division ("Thiokol") of Alcoa. Alliant (including Thiokol) accounted for 60%, 51% and 49% of the Company's revenues during the fiscal years 2001, 2000 and 1999, respectively.

     Thiokol Agreement

     In connection with the Acquisition, the Company entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from the Company. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008. See below for a discussion of the impact of the Alliant acquisition of Thiokol in 2001 on this agreement.

     Alliant Agreement

     In connection with the Acquisition, the Company entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works. Alliant and the Company have agreed that the individual agreements in place prior to Alliant's acquisition of Thiokol will remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Backlog

     As of October 31, 2001, the Company had a backlog of approximately $25.9 million for delivery of perchlorate chemicals in fiscal 2002.

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

     During the fiscal years 2001 and 2000, the Company experienced unusual increases in its monthly power bills at its Utah production facilities as compared to average historical monthly amounts. For the months of November and December 2000, and January 2001, the Company received power bills from UP totaling approximately $1.9 million, which were approximately $1.5 million in excess of average historical monthly amounts. The Company claimed that UP had improperly calculated replacement energy costs and breached the agreement by failing to comply with the advance notice provisions of the agreement. Accordingly, the Company disputed all power bills received from UP since January 1999, claiming it had been overcharged by approximately $2.9 million through January 2001.

     A partial settlement of this dispute was reached in which the Company and UP entered into an amendment of the electric supply agreement dated February 21, 2001. Under the terms of the amendment, the Company has been placed on the equivalent of Utah's Electric Service Schedule No. 9. Under this rate schedule, the Company's estimated monthly power bills will be approximately 20% to 30% higher than historical monthly amounts prior to the dispute. As a result, the Company will experience an estimated annual increase in power costs that could be as much as $0.6 million. This amendment has been approved by the Utah Public Service Commission.

     In May 2001, the Company and UP reached a settlement on the remaining disputed matters. The settlement included both a cash payment from UP to the Company and a demand curtailment arrangement under Utah's Electric Service Schedule No. 71. Under the curtailment, the Company accepted UP's offer to curtail demand during the months of June, July and August 2001. As a result of the Company's lower perchlorate sales volumes in fiscal 2001, the Company operated at lower total and peak electric energy consumption levels during these months and, at the same time, met customers' product delivery requirements. The settlement and curtailment arrangement resulted in approximately an additional $2.2 million in cash flow (over the amount which would otherwise be expended on monthly power bills under the February 21, 2001 amendment described above) to the Company. The Company recognized (initially as an adjustment to inventories) the entire $2.2 million resulting from the settlement and curtailment arrangement in fiscal 2001. See Note 9 to the Consolidated Financial Statements of the Company.

Competition

     Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP. The Company is aware of production capacity for AP in France, Japan and possibly China and Taiwan. Although the Company has limited information with respect to these facilities, the Company believes that these foreign AP producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, the Company believes that the rigorous and sometimes costly NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing an AP facility, and the Company's established relationships with key customers constitute significant hurdles to entry for prospective competitors.

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

     The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction and that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. Since they have no independent value to the Company, the Company has assigned no value to the Rights and assigned the entire purchase price to an intangible asset. The Company is amortizing the purchase price for the intangible asset over ten years, the duration of the pricing agreements with its principal AP customers referred to above.

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

     Within ninety days following the end of each fiscal year, the Indenture requires the Company to make an offer to all holders of the Notes to purchase Notes at an offer equal to 102% of the principal amount of the Notes to be purchased, in an amount equal to 50% of the excess cash flow (a defined term in the Indenture) for the applicable fiscal year. In December 2001, the Company expects to make an offer to purchase approximately $3.6 million in principal amount of Notes at 102%, or at a cost of approximately $3.7 million. Under the provisions of the Indenture, the offer will remain open for twenty business days.

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

Sodium Azide

Sodium Azide Facility

     In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel A.G. ("Dynamit Nobel") has licensed to the Company on an exclusive basis for the North American market its technology and know-how for the production of sodium azide, the principal component of the gas generant used in certain automotive airbag safety systems. In addition, Dynamit Nobel provided technical support for the design, construction and startup of the facility. The facility was constructed on land owned by the Company in Iron County, Utah for its owner and operator, American Azide Corporation ("AAC"), a wholly-owned indirect subsidiary of the Company, and has an annual design capacity of 6.0 million pounds.

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

Market

     A number of firms have devoted extensive efforts to the development of automotive airbag safety systems. These efforts initially resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that was based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. A number of other inflator technologies have since been commercially developed and have gained substantial market share.

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

Customers

     In May 1997, the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The agreement has been extended through December 31, 2002. Autoliv accounted for approximately 12%, 14% and 17% of the Company's revenues during the fiscal years 2001, 2000 and 1999, respectively. The Company is also qualified to supply sodium azide to TRW, Inc. ("TRW"), the other major supplier of airbag inflators in the United States, but TRW's requirements have been supplied by competitors of the Company.

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

     In fiscal 2001, sales of Halotron(TM) increased approximately 49% as compared to fiscal 2000, continuing its recent growth pattern. The Company expects additional penetration into this market in the future, although there can be no assurance given with respect thereto.

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

Competition

     Potential halon alternatives (not in-kind) and substitutes (halocarbons) compete as to performance characteristics, environmental effects and cost. Performance characteristics include throwability, visibility after application, after-fire damage, equipment portability and versatility, low and high temperature performance, corrosion probability, shelf life and efficiency. The environmental effects include ODP, global warming potential and toxicity. Potential halon alternatives include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have experience in the production of fire extinguishing chemicals and systems and will have greater financial resources than those available to the Company. In 1996, Dupont introduced a new substitute fire extinguishing agent called FE-36(TM), which is intended to replace Halon 1211. In 2001, 3M introduced a Halon 1211 replacement agent called Novec 1230(TM). There are also certain existing patents held by others that may cover the use as a fire extinguishing agent of one of the key raw materials the Company uses in the production of Halotron(TM) I. The Company has recently experienced increases in the cost of this raw material. In addition, there are currently no domestic use restrictions on halon, so that potential customers for halon substitutes may continue to use existing halon-based systems in their possession until the supply is exhausted, which is believed to be a substantial period of time for some users.

Halotron(TM) Agreement

     In 1991 and thereafter, the Company entered into a number of agreements (collectively the "Halotron(TM) Agreement") with the inventors of Halotron(TM) (the "Inventors"), granting the Company the option (which was exercised in February 1992) to acquire the exclusive worldwide rights to manufacture and sell Halotron(TM). The Halotron(TM) Agreement provides for disclosure to the Company of all confidential and proprietary information concerning Halotron(TM) I. On February 26, 1992, the Company acquired the rights provided for in the Halotron(TM) Agreement, gave notice to that effect to the Inventors, and exercised its option. In addition to the exclusive license to manufacture and sell Halotron(TM) I, the rights acquired by the Company include rights under all present and future patents relating to Halotron(TM) I throughout the world, rights to related and follow-on products and technologies and product and technology improvements. Upon exercise of the option, the Company paid the sum of $0.7 million (the exercise price of $1.0 million, less advance payments previously made) and subsequently paid the further total sum of $1.5 million in monthly installments, commencing in March 1992. A license agreement between the Company and the Inventors of Halotron(TM) I provided for a royalty to the Inventors of 5% of the Company's net sales of Halotron(TM) I over a period of 15 years (however, see below for a discussion of certain litigation associated with the Inventors' rights to royalties). In addition, the Company entered into employment and consulting agreements with the Inventors which have since been terminated.

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

     At September 30, 2001, the Company owned approximately 58 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. This land is held for sale.

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

     The Company provides financing to the project under two revolving credit facilities: (i) a $2.4 million facility with GRLLC (the "GRLLC Facility") and
(ii) a $1.7 million facility with the Developer (under which the Developer is required to advance funds to GRLLC) (the "Developer Facility"). As of September 30, 2001 and 2000, all of the funds previously advanced under these facilities had been repaid. The credit facilities remain in effect until the property is fully developed. The profits and losses of GRLLC will be split equally between the Company and the Developer after the return of the advances and agreed upon values for initial contributions of property. The Company believes that development and sale of the property will be completed by the end of calendar 2001, although no assurance can be given in this regard. If the development and sale of the property continues beyond calendar 2001, there may be an adverse impact on the earnings and cash flows of GRLLC.

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

     The Company's customers for its OdorMaster(TM) System are municipalities and special authorities (and the contractors who build the sewage systems for such municipalities and authorities) and plant owners. Municipalities and special authorities, and oil and other industrial companies are customers of its ChlorMaster(TM) systems. Its systems are marketed domestically by independent sales representatives and overseas by sales representatives and licensees. The Company competes both with companies that utilize other decontamination processes and those that utilize technology similar to the Company's. All are substantially larger than the Company. The Company's success to date is derived from the ability of its products both to generate sodium hypochlorite on site and to decontaminate effectively. Its future success will depend upon the competitiveness of its technology and the success of its sales representatives and licensees.

     At October 31, 2001, the environmental protection equipment division had no significant backlog.

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

Environmental Regulation

     The Company's operations are subject to extensive federal, state and local regulations governing, among other things, emissions to air, discharges to water and waste management. Management believes that the Company is currently in compliance in all material respects with all applicable environmental, safety and health requirements and, subject to the matters discussed below, does not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of the Company's manufacturing plants entails risk of adverse environmental and health effects (not covered by insurance) and there can be no assurance that material costs or liabilities will not be incurred to rectify any future occurrences related to environmental or health matters.

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

     The Water Authority's testing has shown perchlorate concentrations of 8 to 14 parts per billion (ppb) in Clark County drinking water. In response to this discovery, the Company has engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of the Company's tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. The results have also indicated that the ground water containing perchlorate concentration from the Henderson site has not reached the Las Vegas Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water. It has been reported that levels as high as 3.7 million ppb have been detected at a monitoring well at the Kerr-McGee site. The State of California has adopted a preliminary maximum standard of 18 ppb for perchlorate levels in drinking water, but there are currently no federal or State of Nevada standards for acceptable levels of perchlorate in ground water or drinking water. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of perchlorate found at its site and of the source or sources of perchlorates in Lake Mead and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such contributions or assistance. Accordingly, no accrual for potential costs has been made in the accompanying Consolidated Financial Statements of the Company. See Note 9 to the Consolidated Financial Statements.

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

     On May 4, 1988, the former manufacturing and office facilities of the Company in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at the Company's facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP, the Company's principal business, ceased for a 15-month period. Significant interruptions were also experienced in the Company's other businesses, which occupied the same or adjacent sites. Although the Company's current facility is designed to site particular components of the manufacturing process in discrete areas of the facility and incorporates modern equipment and materials handling systems designed, constructed and operated in accordance with the operating and safety requirements of the Company's customers, insurance carriers and governmental authorities, there can be no assurance that another incident would not interrupt some or all of the activities carried on at the Company's current manufacturing site.

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

Employees

     At September 30, 2001, the Company employed approximately 206 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain Company employees, no such certification has been granted and the Company does not have collective bargaining agreements with any of its employees. The Company considers its relationships with its employees to be satisfactory.

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Company's properties at September 30, 2001.

                                                                    Approximate
                                                                      Area or                      Approximate
      Location                       Principal Use                  Floor Space       Status       Annual Rent
      --------                       -------------                  -----------       ------       -----------
Iron County, UT        Perchlorate  Manufacturing Facility/(a)/       217 acres        Owned           ___
Iron County, UT        Sodium Azide Manufacturing Facility/(b)/        41 acres        Owned           ___
Iron County, UT        Halotron(TM) Manufacturing Facility/(c)/    6,720 sq. ft.       Owned           ___
Las Vegas, NV          Executive Offices                          22,262 sq. ft.      Leased/(d)/    $550,000

     (a) This facility is used for the production of perchlorate products and environmental protection equipment. It consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Perchlorate capacity utilization rates for this production facility were approximately 51%, 69% and 80% during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     (b) This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 33%, 40% and 47% during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     (c) Capacity utilization rates for the Halotron(TM) production facility were approximately 11%, 7% and 4% during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     (d) These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991, and was extended for an additional 5 years in March 2001. Approximately 25% of this space is currently sublet at an annual rent of approximately $130,000. See Note 4 to the Consolidated Financial Statements of the Company.

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

     In 1996, the Company initiated arbitration proceedings by filing a notice of arbitration with the American Arbitration Association ("AAA") against the Inventors to enforce, among other things, the Company's rights under the Halotron(TM) Agreement. In June 2000, an AAA Panel (the "Tribunal") issued their final award in this proceeding. The Tribunal awarded the Company monetary relief consisting of $2.0 million in compensatory damages, $0.2 million in arbitration costs, and $0.3 million in partial legal related costs, plus interest at an annual non-compounded rate of 9%. The Tribunal also awarded the Company injunctive relief essentially consisting of requirements that the Inventors stop using the Halotron(TM) name, the invention, the know-how, and the proprietary information, produce missing work product, disclose and transfer relevant patent and trademark rights, and provide information on sales of "Halotron(TM)" products. The award also specifies that the Inventors pay $1000 for each day, beyond twenty days of award delivery, that they fail to satisfy the directives within the injunctive relief. Any opportunity for royalties to the Inventors would only occur after the payment of damages and compliance with the directives within the award. In 2001, the Svea Hovratt Court in Sweden determined that the final award was enforceable. However, the Inventors (both individually and corporately) have declared bankruptcy in Sweden. The Company is pursuing enforcement of the award through the bankruptcy proceedings.

     In 1999, two lawsuits were filed in Utah State court against the Company and certain unrelated equipment and product manufacturers claiming unspecified monetary damages as a result of the fire and explosion on July 30, 1997 at the Company's AP production facility (see Item 1. Business-"Safety Considerations"). In March 2001, the lawsuits were dismissed, without prejudice.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters
-------------------------------------------------------------------------------

     The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "APFC." The table below sets forth the high and low sales prices of the Common Stock for the periods indicated.

                                              High                 Low
                                           -----------         -----------
                  Fiscal Year 2001
                  ----------------
                  1st Quarter              $  6.938            $  4.500
                  2nd Quarter                 6.438               4.000
                  3rd Quarter                 6.620               4.750
                  4th Quarter                 8.430               4.810

                                              High                 Low
                                           -----------         -----------
                  Fiscal Year 2000
                  ----------------
                  1st Quarter              $  8.875            $  6.813
                  2nd Quarter                10.688               7.000
                  3rd Quarter                 7.313               5.250
                  4th Quarter                 6.625               5.188


     At October 31, 2001, there were approximately 1,186 shareholders of record of the Company's Common Stock. The Company has not paid a dividend on the Common Stock since the Company's incorporation and does not anticipate paying cash dividends in the foreseeable future. In addition, covenants contained in the Indenture associated with the Notes restrict the Company's ability to pay dividends. (See Note 5 to the Consolidated Financial Statements of the Company.)

Item 6.  Selected Financial Data
--------------------------------

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------

                                                    2001          2000          1999          1998           1997
                                                ----------------------------------------------------------------------
                                                               (in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Sales and operating revenues                 $   63,089     $  67,369     $  72,834     $  52,339      $  44,050
   Cost of sales                                    38,186        44,279        45,834        35,792         36,420
   Gross profit                                     24,903        23,090        27,000        16,547          7,630
   Operating expenses                               10,050        10,236        10,024         9,246          9,509
   Impairment charges                                              9,084                                     52,605
   Employee separation and management
     reorganization costs                                                                                     3,616
   Operating income (loss)                          14,853         3,770        16,976         7,301        (58,100)
   Equity in real estate venture                                                                 300            200
   Interest and other income                         1,877         1,987         1,588         1,294          1,115
   Interest and other expense                        4,467         5,568         6,951         5,734          2,001
   Income (loss) before income taxes                12,263           189        11,613         3,161        (58,786)
   Income taxes                                      4,537       (15,136)                                   (10,101)
   Net income (loss) before
     extraordinary loss                              7,726        15,325        11,613         3,161        (48,685)
   Extraordinary loss-debt extinguishments                         1,594           174         5,172
   Net income (loss)                                 7,726        13,731        11,439        (2,011)       (48,685)
   Basic net income (loss) per share                  1.10          1.88          1.41          (.24)         (6.01)
   Diluted net income (loss) per share          $     1.10     $    1.86     $    1.39     $    (.24)     $   (6.01)

BALANCE SHEET DATA:
   Cash and cash equivalents and
     short-term investments                     $   51,471     $  30,128     $  40,434     $  20,389      $  18,881
   Restricted cash                                                               1,195         1,176          3,580
   Inventories and accounts and notes
     receivable                                     19,736        20,813        18,883        23,193         17,304
   Property, plant and equipment - net               7,107         7,064        17,254        19,529         19,314
   Intangible assets-net                            25,411        29,805        34,210        38,252          1,540
   Deferred income taxes                            11,103        15,406
   Development property                              4,780         5,482         6,440         7,036          7,362
   Real estate equity investments                    1,599         6,838        11,237        17,112         20,248
   Total assets                                    123,042       117,590       132,882       130,759         90,081
   Working capital                                  66,049        43,758        53,088        34,786         23,479
   Notes payable and current portion
     of long-term debt                                                           1,195         1,176          6,166
   Long-term debt                                   44,175        44,175        67,000        70,000         24,900
   Shareholders' equity                         $   66,955     $  59,609     $  52,204     $  44,029      $  45,551

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

     Upon consummation of the Acquisition in 1998, the Company effectively became the sole North American producer of AP.

     Sales and Operating Revenues. Sales of the Company's perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 68%, 69% and 67% of revenues during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors. As a result, any one individual AP customer usually accounts for a significant portion of the revenues of the Company. For example, Alliant accounted for approximately 60%, 51% and 49% of the Company's revenues during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     Sodium azide sales accounted for approximately 15%, 18% and 19% of sales during fiscal years ended September 30, 2001, 2000 and 1999, respectively. Autoliv, the Company's principal sodium azide customer, accounted for approximately 12%, 14% and 17% of the Company's revenues during fiscal 2001, 2000 and 1999, respectively.

     Sales of Halotron(TM) amounted to approximately 6%, 4% and 2% of revenues during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. In fiscal 2001, sales of Halotron(TM) increased approximately 49% as compared to fiscal 2000, continuing its recent growth pattern. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

     Real estate and related sales amounted to approximately 5%, 4% and 9% of revenues during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or recognition of the equity in earnings of real estate ventures.

     Environmental protection equipment sales accounted for approximately 6%, 5% and 3% of revenues during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     Cost of Sales. The principal elements comprising the Company's cost of sales are depreciation and amortization, raw materials, electric power, labor, manufacturing overhead and the basis in real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers. During the first six months of fiscal 2001, the Company purchased greater quantities of certain raw materials because of excessive power costs (See Note 9 to the Consolidated Financial Statements of the

Company.) Prices paid by the Company for raw materials have historically been relatively stable, although the Company has recently experienced cost increases on certain raw materials, particularly on HCFC 123 and those requiring substantial energy costs to produce. All the raw materials used in the Company's manufacturing processes have been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials. A substantial portion of the total cash costs of operating the Company's specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

     Operating Expenses. Operating (selling, general and administrative) expenses were $10.1 million, $10.2 million and $10.0 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Operating expenses in the fiscal years 2001, 2000 and 1999 include approximately $0.9 million, $1.0 million and $1.0 million, respectively, in costs related to the investigation and evaluation of the trace amounts of perchlorate chemicals found in Lake Mead (see Note 9 to the Consolidated Financial Statements of the Company). The Company is unable to determine the extent to which similar costs will be incurred in the future.

     Income Taxes. The Company's effective income tax rates were approximately 37% and 0% during the fiscal years ended September 30, 2001 and 1999, respectively. In fiscal 1997, the Company established a deferred tax valuation allowance. In fiscal 2000, the Company released its deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets (see Note 7 to the Consolidated Financial Statements of the Company).

     Net Income. Although the Company's net income and diluted net income per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in
Note 9 to the Consolidated Financial Statements of the Company, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate sales and equity in the earnings of real estate ventures is not predictable; (iii) the recognition of revenues from environmental protection equipment orders not accounted for as long-term contracts depends upon orders generated and the timing of shipment of the equipment; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income (loss) per common share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (v) the results of periodic reviews of impairment issues; (vi) the ability to pass on increases in raw material costs, including electric power costs, to customers; and (vii) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

Results of Operations

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

     Sales and Operating Revenues. Sales decreased $4.3 million, or 6%, to $63.1 million in fiscal 2001, from $67.4 million in fiscal 2000. This decrease was principally attributable to lower specialty chemicals sales. Perchlorate chemical and sodium azide sales decreased approximately $5.9 million due to lower volumes. This decrease was partially offset by an increase in Halotron(TM) sales of approximately $1.3 million. The increase in Halotron(TM) sales results principally from the Company's increased penetration into the clean-gas fire extinguishing markets both domestically and internationally.

     In March 2000, the Company received notification from Thiokol of a change in the fiscal 2000 purchase order for AP that resulted in a decrease of approximately 3.23 million pounds of AP (from 10.48 million pounds of AP). The Company submitted a price adjustment claim under the change order and, in September 2000, negotiated and settled the claim which resulted in a $3.0 million payment from Thiokol. Sales volume levels for

AP declined from approximately 16.4 million pounds in fiscal 2000 to approximately 12.6 million pounds in fiscal 2001. AP sales volumes in fiscal 1999 were approximately 20.2 million pounds. The recent weakness in sales volumes is primarily attributable to lower requirements for applications in certain commercial space launch vehicles used primarily in satellite launches, particularly telecommunication satellites. In addition, purchases of AP for use in the solid rocket motors for the Space Shuttle, as evidenced by the change order referred to above, have declined as a result of existing excess inventory levels. The Company believes that such excess should be reduced over the next few years considering the number of shuttle flights planned for the construction and servicing of the International Space Station. The Company also understands that existing plans call for significant AP requirements over the next several years for use in the Minuteman program. Although the Company has not yet experienced a specific increase in defense related orders, the tragic events on September 11, 2001, in New York City and Washington D.C. and the United States of America's declared war on terrorism, may result in increased orders for AP used in certain defense programs. Accordingly, the Company estimates that the North American demand for AP could increase to an annual level of between 16.0 million and 20.0 million pounds over the next few years, although there can be no assurance given with respect to these estimates. The Company has no ability to influence North American demand for AP.

     The Company experienced a 17% decrease in sodium azide sales volumes in fiscal 2001 as compared to fiscal 2000. Although the Company expects the worldwide demand for airbag systems to increase, the level of demand for sodium azide will depend upon the penetration of competing inflator technologies that are not based upon the use of sodium azide. Based principally upon market information received from inflator manufacturers, the Company expects sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

     Real estate sales increased $0.1 million , or 4%, to $2.6 million in fiscal 2001, from $2.5 million in fiscal 2000, due to an increase in land sales in fiscal 2001 compared to fiscal 2000.

     Environmental protection equipment sales increased $0.2 million, or 6%, to $3.7 million in fiscal 2001, from $3.5 million in fiscal 2000. As of October 31, 2001, this segment had no significant backlog, although the Company is actively bidding on a number of projects.

     Cost of Sales. Cost of sales decreased $6.1 million, or 14%, to $38.2 million in fiscal 2001, from $44.3 million in fiscal 2000. As a percentage of sales, cost of sales was 61% in fiscal 2001, compared to 66% in fiscal 2000. The decrease in the percentage of cost of sales to sales was principally attributable to decreased depreciation expense associated with the Company's sodium azide operations, as a result of the impairment charge in fiscal 2000 discussed below. In addition, because of the settlement and curtailment arrangement discussed in Note 9 to the Consolidated Financial Statements, net power costs were approximately $1.0 million less in fiscal 2001 as compared to normalized historical annual amounts.

     Operating Expenses. Operating (selling, general and administrative) expenses decreased $0.1 million, or 1%, in fiscal 2001 to $10.1 million, from $10.2 million in fiscal 2000. Operating expenses during the fiscal years ended 2001 and 2000 include approximately $0.9 million and $1.0 million, respectively, in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 9 to the Consolidated Financial Statements of the Company.)

     Segment Operating Income. Operating income of the Company's operating segments during the fiscal years ended September 30, 2001 and 2000 was as follows:

                                                          ------------------------------------------------------------
                                                                     2001                              2000
                                                          ------------------------------------------------------------
Specialty chemicals                                              $  13,479,000                   $   2,446,000
Environmental protection equipment                                     140,000                         453,000
Real estate                                                          1,234,000                         871,000
                                                          ------------------------------------------------------------
                  Total                                          $  14,853,000                   $   3,770,000
                                                          ============================================================

The increases in operating income in the Company's specialty chemicals industry segment was primarily attributable to an impairment charge of $9.1 million recognized in fiscal 2000. The increase in operating income of the Company's real estate segment was principally due to better margins on land sales.

     Interest and Other Income. Interest and other income decreased to $1.9 million in fiscal 2001 from $2.0 million in fiscal 2000. The decrease was principally due to lower average interest rates earned on cash and cash equivalent balances.

     Interest and Other Expense. Interest and other expense decreased to $4.5 million in fiscal 2001 from $5.6 million in fiscal 2000 principally as a result of lower average debt balances.

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Sales and Operating Revenues. Sales decreased $5.4 million, or 7%, to $67.4 million in fiscal 2000, from $72.8 million in fiscal 1999. This decrease was attributable to decreased specialty chemicals and real estate sales. The decrease was partially offset by an increase in environmental protection equipment sales.

     Specialty chemicals sales decreased $3.1 million, or 5%, to $61.4 million in fiscal 2000, from $64.5 million in fiscal 1999. This decrease was principally attributable to a decrease in perchlorate sales of $1.8 million and a decrease in sodium azide sales of $2.5 million. The decrease in perchlorate sales was attributable to the reduced sales volumes discussed above. These decreases were offset in part by an increase in Halotron(TM) sales. Halotron sales increased $1.2 million, or 80%, to $2.7 million in fiscal 2000 compared to $1.5 million in fiscal 1999. The increase in Halotron(TM) sales results principally from the Company's increased penetration into the clean-gas fire extinguishing agent market.

     The Company experienced a 17% decrease in sodium azide sales volume in fiscal 2000 as compared to fiscal 1999, due principally to the declining market usage referred to above. As a result of these market conditions, in fiscal 2000 the Company recognized an impairment charge of approximately $9.1 million relating to fixed assets used in the production of sodium azide. See Note 12 to the Consolidated Financial Statements of the Company.

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

     Segment Operating Income (Loss). Operating income (loss) of the Company's operating segments during the fiscal years ended September 30, 2000 and 1999 was as follows:

                                                          ------------------------------------------------------------
                                                                       2000                            1999
                                                          ------------------------------------------------------------
Specialty chemicals                                              $   2,446,000                   $  14,379,000
Environmental protection equipment                                     453,000                        (888,000)
Real estate                                                            871,000                       3,485,000
                                                          ------------------------------------------------------------
                  Total                                          $   3,770,000                   $  16,976,000
                                                          ============================================================

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

Inflation

     Inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-year period ended September 30, 2001. General inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation. As discussed above, the Company recently experienced significant increases in certain raw material costs and power costs, although the Company believes that such increases are not specifically related to the effects of general inflation.

Liquidity and Capital Resources

     As discussed in Notes 5 and 6 to the Consolidated Financial Statements of the Company, in March 1998, the Company sold Notes in the principal amount of $75.0 million, acquired certain assets from Kerr-McGee for a cash purchase price of $39.0 million and paid $28.2 million to repurchase the remaining $25.0 million principal amount outstanding of the Azide Notes. Since the original issuance of the Notes, the Company has repurchased and retired approximately $30.8 million in principal amount of Notes and incurred extraordinary losses on these debt extinguishments of approximately $1.8 million. No Notes were repurchased in fiscal 2001.

     Cash flows provided by operating activities were $18.2 million, $19.0 million and $22.6 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations, including debt related payments. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

     Capital expenditures were $1.6 million, $2.5 million and $2.1 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flow.

     During the three-year period ended September 30, 2001, the Company made debt related payments of approximately $27.9 million, repurchased $10.7 million in common stock and issued $0.6 million in common stock as a result of the exercise of outstanding stock options. The Company may (but it is not obligated to) continue to repurchase its Common Stock but is limited in its ability to use cash to repurchase stock by certain covenants contained in the Indenture governing the Notes. Under the terms of the Indenture, in December 2001, the Company expects to make an offer to purchase approximately $3.6 million in principal amount of Notes at 102%, or at a cost of approximately $3.7 million. The offer will remain open for twenty business days.

     During the three-year period ended September 30, 2001, the Company received cash of approximately $15.5 million from its Ventana Canyon joint venture. The Company currently anticipates that cash returns of invested capital and equity in earnings will continue through the conclusion of the project, currently projected to be near the end of calendar 2001.

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

     The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

     1. (a) Declining demand (including excess customer inventories) or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement,
          (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, (f) future power costs, and (g) the fact that perchlorate chemicals, sodium azide, Halotron(TM)and the Company's environmental products have limited applications and highly concentrated customer bases.

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

     9. Provisions of the Company's Certificate of Incorporation and By-laws, and Series D Preferred Stock, the potential dividend of preference stock purchase rights and related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

     The Company has certain fixed-rate debt (the Notes) which it believes to have a fair value that approximates reported amounts. The Company believes that any market risk arising from these financial instruments is not material.

Item 8.  Financial Statements and Supplementary Data

          Financial statements called for hereunder are included herein on the following pages:

                                                                        Page(s)
                                                                        -------

          Independent Auditors' Report                                     36
          Consolidated Balance Sheets                                      37
          Consolidated Statements of Income                                38
          Consolidated Statements of Cash Flows                            39
          Consolidated Statements of Changes in Shareholders' Equity       40
          Notes to Consolidated Financial Statements                    41-56

                       SUMMARIZED QUARTERLY FINANCIAL DATA
                                   (unaudited)
                 (amounts in thousands except per share amounts)

                                      -------------------------------------------------------------------------------
                                                                    Quarters For Fiscal Year 2001
                                          1st              2nd           3rd            4th             Total
---------------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues           $  11,879      $  14,830       $ 15,353       $  21,027      $  63,089
Gross Profit                               2,714          5,074          6,211          10,904         24,903
Net Income (Loss)                            (45)         1,130          1,940           4,701          7,726
Diluted Net Income (Loss) Per Share    $    (.01)     $     .16       $    .28       $     .67      $    1.10

                                      -------------------------------------------------------------------------------
                                                                    Quarters For Fiscal Year 2000
                                          1st              2nd           3rd            4th             Total
---------------------------------------------------------------------------------------------------------------------
                                                                                                         (1)
                                                           (1)            (1)             (2)            (2)
Sales and Operating Revenues           $  20,976      $  16,319       $ 17,021       $  13,053      $  67,369
Gross Profit                               8,573          5,025          6,155           3,337         23,090
Net Income Before
    Extraordinary Loss                     5,024          1,226          2,827           6,248         15,325
Net Income                                 5,024            612          1,847           6,248         13,731
Diluted Net Income Before
    Extraordinary Loss Per Share       $     .64      $     .16       $    .40       $     .88      $    2.08
Diluted Net Income Per Share           $     .64      $     .08       $    .26       $     .88      $    1.86

(1) Net income includes extraordinary losses on debt extinguishments of approximately $0.6 million in the second quarter and $1.0 million in the third quarter.

(2) Net income in the fourth quarter includes an impairment charge of approximately $9.1 million and the recognition of the benefit of net deferred tax assets of approximately $15.1 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The required information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2002.

Item 11.  Executive Compensation
--------------------------------

     The required information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2002.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The required information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2002.

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

          3.6 Form of Indemnification Agreement between the Registrant and all Directors of the Registrant, incorporated by reference to
                 Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 10-K").

          4.1 American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-2 (File No. 33-36664) (the "1990 S-2").

          4.2 Stock Option Agreement between Registrant and General Technical Services, Inc. dated July 11, 1995, incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

          4.3 Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997, incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "1997 10-K").

          4.4 Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997, incorporated by reference to Exhibit 10.19 to the 1997 10-K.

          4.5 Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997, incorporated by reference to
                 Exhibit 10.21 to the 1997 10-K.

          4.6 American Pacific Corporation 1997 Stock Option Plan (the "1997 Plan"), incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 (File No. 333-53449) (the "1998 S-8").

          4.7 Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.

          4.8 American Pacific Corporation 2001 Stock Option Plan (the "2001 Plan"), incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 (File No. 333-62566) (the "2001 S-8").

          4.9 Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.2 to the 2001 S-8.

          4.10 Form of Note and Warrants Purchase Agreement dated February 21, 1992, relating to the Registrant's previously outstanding Subordinated Secured Term Notes, incorporated by reference to
                 Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 28, 1992 (the "1992 8-K").

          4.11 Form of Warrant to purchase Common Stock of the Registrant dated February 21, 1992, incorporated by reference to Exhibit
                 10.4 to the 1992 8-K.

          4.12 Form of Warrant to purchase Common Stock of American Azide Corporation dated February 21, 1992, incorporated by reference to Exhibit 10.5 to the 1992 8-K.

          4.13 Indenture dated as of March 1, 1998, by and between the Registrant and United States Trust Company of New York, incorporated by reference to Exhibit 4.1 to Form S-4 (File No. 333-49883) (the "1998 S-4").

          4.14 Form of Tender for outstanding 9 1/4% Senior Notes Due 2005 in exchange for 9 1/4% Senior Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.3 to the 1998 S-4.

          4.15 Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 6, 1999 (the "Form 8-A").

          4.16 Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.

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

          10.14 Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant, incorporated by reference to Exhibit 10.14 to the 2000 10-K.

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

          *21    Subsidiaries of the Registrant.

          *23    Consent of Deloitte & Touche LLP.

          *24    Power of Attorney, included on Page 34.

* Filed herewith.

(b)   Reports on Form 8-K
      -------------------

      None applicable.

(c)   See (3) above.

(d)   None applicable.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 4, 2001         AMERICAN PACIFIC CORPORATION
                                           (Registrant)


                                By: /s/ John R. Gibson
                                    -------------------------------------------
                                    John R. Gibson
                                    President & Chief Executive Officer


                                By: /s/ David N. Keys
                                    -------------------------------------------
                                    David N. Keys
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer, Principal
                                    Financial and Accounting Officer

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

  /s/ John R. Gibson                                   Date: December 4, 2001
--------------------------------------------
John R. Gibson
Chief Executive Officer, President,
and Director



  /s/ David N. Keys                                    Date: December 4, 2001
--------------------------------------------
David N. Keys
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer;
Principal Financial and Accounting Officer
and Director

  /s/ Fred D. Gibson, Jr.                              Date: December 4, 2001
--------------------------------------------
Fred D. Gibson, Jr.
Director


  /s/ C. Keith Rooker                                  Date: December 4, 2001
--------------------------------------------
C. Keith Rooker
Director

  /s/ Norval F. Pohl                                   Date: December 4, 2001
--------------------------------------------
Norval F. Pohl, Ph.D.
Director


  /s/ Berlyn D. Miller                                 Date: December 4, 2001
--------------------------------------------
Berlyn D. Miller
Director

  /s/ Jane L. Williams                                 Date: December 4, 2001
--------------------------------------------
Jane L. Williams
Director

  /s/ Victor M. Rosenzweig                             Date: December 4, 2001
--------------------------------------------
Victor M. Rosenzweig
Director

  /s/ Dean M. Willard                                  Date: December 4, 2001
--------------------------------------------
Dean M. Willard
Director

  /s/ Jan H. Loeb                                      Date: December 4, 2001
--------------------------------------------
Jan H. Loeb
Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 13, 2001

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                   -----------------------------------
                                                                                        2001                 2000
                                                                                   -----------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  51,471,000         $  30,128,000
   Accounts and notes receivable                                                       5,401,000             9,461,000
   Related party notes and accrued interest receivable                                   427,000               477,000
   Inventories                                                                        13,908,000            10,875,000
   Prepaid expenses and other assets                                                     770,000               661,000
   Deferred income taxes                                                                 443,000               650,000
                                                                                   -----------------------------------
     Total Current Assets                                                             72,420,000            52,252,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                     7,107,000             7,064,000
INTANGIBLE ASSETS, NET                                                                25,411,000            29,805,000
REAL ESTATE EQUITY INVESTMENTS                                                         1,599,000             6,838,000
DEVELOPMENT PROPERTY                                                                   4,780,000             5,482,000
DEFERRED INCOME TAXES                                                                 10,660,000            14,756,000
OTHER ASSETS, NET                                                                      1,065,000             1,393,000
                                                                                   -----------------------------------
TOTAL ASSETS                                                                       $ 123,042,000         $ 117,590,000
                                                                                   ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $   6,371,000         $   8,494,000
                                                                                   -----------------------------------
     Total Current Liabilities                                                         6,371,000             8,494,000

LONG-TERM DEBT                                                                        44,175,000            44,175,000
SERP OBLIGATION                                                                        1,972,000             1,743,000
                                                                                   -----------------------------------
TOTAL LIABILITIES                                                                     52,518,000            54,412,000
                                                                                   -----------------------------------

COMMITMENTS AND CONTINGENCIES
WARRANTS TO PURCHASE COMMON STOCK                                                      3,569,000             3,569,000
SHAREHOLDERS' EQUITY:
   Common stock - $.10 par value, 20,000,000 authorized,
     issued - 8,515,791 in 2001 and 8,513,291 in 2000                                    852,000               852,000
   Capital in excess of par value                                                     80,106,000            80,094,000
   Accumulated deficit                                                                (1,822,000)           (9,548,000)

   Treasury stock (1,518,587 shares in 2001,and 1,434,654 shares in 2000)            (12,170,000)          (11,722,000)
   Note receivable from the sale of stock                                                (11,000)              (67,000)
                                                                                   -----------------------------------
     Total Shareholders' Equity                                                       66,955,000            59,609,000
                                                                                   -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 123,042,000         $ 117,590,000
                                                                                   ===================================

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                              ------------------------------------------------------------
                                                                   2001                   2000                     1999
                                                              ------------------------------------------------------------
SALES AND OPERATING REVENUES                                  $ 63,089,000            $ 67,369,000            $ 72,834,000

COST OF SALES                                                   38,186,000              44,279,000              45,834,000
                                                              ------------------------------------------------------------
GROSS PROFIT                                                    24,903,000              23,090,000              27,000,000

OPERATING EXPENSES                                              10,050,000              10,236,000              10,024,000

IMPAIRMENT CHARGE                                                                        9,084,000
                                                              ------------------------------------------------------------
OPERATING INCOME                                                14,853,000               3,770,000              16,976,000

INTEREST AND OTHER INCOME                                        1,877,000               1,987,000               1,588,000

INTEREST AND OTHER EXPENSE                                       4,467,000               5,568,000               6,951,000
                                                              ------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      12,263,000                 189,000              11,613,000

INCOME TAXES                                                     4,537,000             (15,136,000)
                                                              ------------------------------------------------------------
NET INCOME BEFORE EXTRAORDINARY LOSS                             7,726,000              15,325,000              11,613,000

EXTRAORDINARY LOSS-DEBT EXTINGUISHMENTS                                                  1,594,000                 174,000
                                                              ------------------------------------------------------------

NET INCOME                                                    $  7,726,000            $ 13,731,000            $ 11,439,000
                                                              ============================================================

BASIC NET INCOME PER SHARE:

   INCOME BEFORE EXTRAORDINARY LOSS                           $       1.10            $       2.09            $       1.43

   EXTRAORDINARY LOSS                                                                         (.22)                   (.02)
                                                              ------------------------------------------------------------

NET INCOME                                                    $       1.10            $       1.88            $       1.41
                                                              ============================================================

AVERAGE SHARES OUTSTANDING                                       7,034,000               7,319,000               8,111,000
                                                              ------------------------------------------------------------

DILUTED NET INCOME PER SHARE:

   INCOME BEFORE  EXTRAORDINARY LOSS                          $       1.10            $       2.08            $       1.41

   EXTRAORDINARY LOSS                                                                         (.21)                   (.02)
                                                              ------------------------------------------------------------

NET INCOME                                                    $       1.10            $       1.86            $       1.39
                                                              ============================================================

DILUTED SHARES                                                   7,052,000               7,385,000               8,236,000
                                                              ------------------------------------------------------------

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                         --------------------------------------------
                                                                              2001            2000            1999
                                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  7,726,000    $ 13,731,000    $ 11,439,000
                                                                         --------------------------------------------
   Adjustments to reconcile net income to net cash from
   operating activities:
     Depreciation and amortization                                          6,303,000       8,931,000       7,684,000
     Basis in development property sold                                       769,000       1,018,000       1,913,000
     Impairment Charge                                                                      9,084,000
     Development property additions                                           (67,000)        (60,000)        (96,000)
     Extraordinary debt charges                                                             1,594,000         174,000
     Changes in assets and liabilities:
       Accounts and notes receivable                                        4,166,000        (612,000)        167,000
       Inventories                                                         (3,033,000)     (1,831,000)      4,153,000
       Restricted cash                                                                      1,195,000
       Prepaid expenses and other                                            (109,000)         21,000         234,000
       Deferred income taxes                                                4,303,000     (15,406,000)
       Accounts payable and accrued liabilities                            (1,894,000)      1,323,000      (3,071,000)
                                                                         --------------------------------------------
       Total adjustments                                                   10,438,000       5,257,000      11,158,000
                                                                         --------------------------------------------
         Net cash from operating activities                                18,164,000      18,988,000      22,597,000
                                                                         --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                    (1,624,000)     (2,458,000)     (2,100,000)
   Real Estate Equity Investment Capital Activity                           5,239,000       4,399,000       5,875,000
                                                                         --------------------------------------------
         Net cash from investing activities                                 3,615,000       1,941,000       3,775,000
                                                                         --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Debt related payments                                                                  (24,889,000)     (3,053,000)
   Issuance of common stock                                                    12,000         342,000         274,000
   Treasury stock acquired                                                   (448,000)     (6,688,000)     (3,548,000)
                                                                         --------------------------------------------
         Net cash from financing activities                                  (436,000)    (31,235,000)     (6,327,000)
                                                                         --------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    21,343,000     (10,306,000)     20,045,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               30,128,000      40,434,000      20,389,000
                                                                         --------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 51,471,000    $ 30,128,000    $ 40,434,000
                                                                         ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest                                       $  4,086,000    $  5,023,000    $  6,463,000
                                                                         ============================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                  ----------------------------------------------------------------------------------------------
                                                                                                                   Note
                                  Net Outstanding   Par Value       Capital in                                     Receivable
                                  Number of         of Shares       excess of      Accumulated     Treasury        from the
                                  Common Shares     Issued          Par Value      Deficit         Stock           Sale of Stock
                                  ----------------------------------------------------------------------------------------------
BALANCES,                            8,217,137      $    842,000    $ 79,488,000   $(34,718,000)   $ (1,486,000)   $    (97,000)
  OCTOBER 1, 1998
Net income                                                                           11,439,000

Issuance of common stock                44,000             5,000         269,000

Treasury stock acquired               (428,700)                                                      (3,548,000)

Note payments                                                                                                            10,000
                                  ----------------------------------------------------------------------------------------------

BALANCES,
  SEPTEMBER 30, 1999                 7,832,437           847,000      79,757,000    (23,279,000)     (5,034,000)        (87,000)

Net income                                                                           13,731,000

Issuance of common stock                45,500             5,000         337,000

Treasury stock acquired               (799,300)                                                      (6,688,000)

Note payments                                                                                                            20,000
                                  ----------------------------------------------------------------------------------------------

BALANCES,
  SEPTEMBER 30, 2000                 7,078,637           852,000      80,094,000     (9,548,000)    (11,722,000)        (67,000)

Net income                                                                            7,726,000

Issuance of common stock                 2,500                           12,000

Treasury stock acquired                (83,933)                                                        (448,000)

Note payments                                                                                                            56,000
                                  ----------------------------------------------------------------------------------------------

BALANCES,
  SEPTEMBER 30, 2001                 6,997,204      $    852,000    $ 80,106,000   $ (1,822,000)   $(12,170,000)   $    (11,000)
                                  ==============================================================================================

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation - The consolidated financial statements
        ---------------------------
        include the accounts of American Pacific Corporation and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents - All highly liquid investment securities with
        -------------------------
        a maturity of three months or less when acquired are considered to be cash equivalents.

        The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, the Company has classified its investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of the Company's portfolio of investment securities at September 30, 2001 and 2000 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 2001 or 2000.

        Related Party Notes and Accrued Interest Receivable - Related party
        ---------------------------------------------------
        notes and accrued interest receivable represent demand notes bearing interest at a bank's prime rate from the former Chairman and a current officer of the Company.

        Inventories - Inventories are stated at the lower of cost or market.
        -----------
        Cost of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

        Property, Plant and Equipment - Property, plant and equipment are
        -----------------------------
        carried at cost less accumulated depreciation. The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the requirements of SFAS No. 121, asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. An impairment charge of $9.1 million relating to certain specialty chemical assets was recognized in fiscal 2000. (See Note 12.) Depreciation is computed on the straight line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

        Development Property - Development property consists of commercial and
        --------------------
        industrial land (principally improved land). During fiscal 1993, approximately 240 acres of development property was contributed to a real estate limited-liability company. (See Note 4.) Development property is carried at cost not in excess of estimated net realizable value. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price, including future interest and property taxes through the point of substantial completion. Cost includes the cost of land, initial planning, development costs and carrying costs. Carrying costs include interest and property taxes until projects are substantially complete. No interest was capitalized on development property during the three-year period ended September 30, 2001.

        Debt Issue Costs - Debt issue costs (included in other assets) are
        ----------------
        amortized on the effective interest method over the terms of the related indebtedness.

        Intangible Assets - See Note 6 for a discussion of intangible assets and
        -----------------
        amortization periods.

        Fair Value Disclosure as of September 30, 2001:
        ----------------------------------------------

        Cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities - The carrying value of these items is a reasonable estimate of their fair value due to their short-term nature.

        Long-term debt and warrants - Market quotations are not available for the Company's Warrants. However, the $14 strike price of the Warrants (see Note 5) is substantially in excess of the recent trading prices of the Company's common stock. Although the Company's unsecured senior notes are thinly traded, the Company believes that par or 100% of the principal amount represents a reasonable estimate of the fair value of the notes. The Company is obligated to make an offer to purchase approximately $3.6 million in Notes at 102% in December 2001. (See Note 5.)

        Sales and Revenue Recognition - Sales of the specialty chemicals segment
        -----------------------------
        are recognized as the product is shipped and billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized when the product is shipped. Profit from sales of development property and the Company's equity in real estate equity investments is recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate".

        Research and Development - Research and development costs are charged to
        ------------------------
        operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

        Net Income Per Common Share - Basic per share amounts are computed by
        ---------------------------
        dividing net income by average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 3.2 million shares, 3.3 million shares and 2.9 million shares during the fiscal years 2001, 2000 and 1999, respectively, were not included in diluted per share calculations as the average exercise price of such options and warrants was greater than the average price of the Company's common stock.

        Income Taxes - The Company accounts for income taxes under the
        ------------
        provisions of SFAS No. 109, "Accounting for Income Taxes". (See Note 7.)

        Estimates and Assumptions - The preparation of financial statements in
        -------------------------
        conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company include estimated useful lives for depreciable and amortizable assets, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

        Recently Issued Accounting Standards - In July 2001, the Financial
        ------------------------------------
        Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

        Reclassifications - Certain reclassifications have been made in the 2000
        -----------------
        and 1999 consolidated financial statements in order to conform to the presentation used in 2001.

2.      INVENTORIES

        Inventories at September 30, 2001 and 2000 consist of the following:

                                                      -----------------------------------------
                                                              2001                 2000
                                                      -----------------------------------------
          Work-in-process                                $    8,239,000       $    8,429,000
          Raw material and supplies                           5,669,000            2,446,000
                                                      -----------------------------------------
          Total                                          $   13,908,000       $   10,875,000
                                                      =========================================

3.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at September 30, 2001 and 2000 are summarized as follows:

                                                     --------------------------------------------------
                                                               2001                        2000
                                                     --------------------------------------------------
          Land                                           $      117,000              $      117,000
          Buildings, machinery and equipment                 14,761,000                  13,077,000
          Construction in progress                              425,000                   1,264,000
                                                     --------------------------------------------------
          Total                                              15,303,000                  14,458,000
          Less:  accumulated depreciation                     8,196,000                   7,394,000
                                                     --------------------------------------------------
          Property, plant and equipment, net             $    7,107,000              $    7,064,000
                                                     ==================================================

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

        Each of the Company and Developer is obligated to loan to GRLLC, under a revolving line of credit, up to $2.4 million at an annual interest rate of 10 percent. However, Developer will not be required to advance funds under its revolving line of credit until the Company's line is exhausted. In November 1995, the Company committed to advance an additional $1.7 million to Developer. Developer is required to advance any funds received to GRLLC. Funds advanced under this additional commitment bear annual interest of 12 percent. There were no advances outstanding under these lines at September 30, 2001.

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

        GRLLC operates on a calendar year. The Company recognizes its share of the equity in GRLLC on a current quarterly basis. Summarized financial information for GRLLC as of and for the nine months ended September 30, 2001 and as of and for the years ended December 31, 2000 and 1999 was as follows:

                                            -----------------------------------------------------------------------
                                               September 30,             December 31,              December 31,
                                                    2001                     2000                      1999
                                            -----------------------------------------------------------------------
        Income Statement:
           Revenues                           $     27,100,000         $     45,809,000          $     38,139,000
           Gross Profit                              4,099,000                4,766,000                 6,467,000
           Operating expenses                          909,000                1,366,000                 1,507,000
           Net Income                         $      3,152,000         $      3,456,000          $      5,067,000
        Balance Sheet:
           Assets                             $      6,341,000         $     15,468,000          $     22,341,000
           Liabilities                               2,388,000                9,307,000                11,685,000
           Equity                             $      3,953,000         $      6,161,000          $     10,656,000
        -----------------------------------------------------------------------------------------------------------

        The Company has applied the provisions of SFAS No. 58 "Capitalization of Interest Cost of Financial Statements that Include Investments Accounted for by the Equity Method" to its investment in GRLLC. As of September 30, 2001, the Company has capitalized approximately $6.2 million of interest since the joint venture began undergoing activities to start its planned principal operations of real estate development and sale of such real estate. Capitalization of interest on the joint venture ceased in September 1997. At September 30, 2001, the Company's recorded investment in GRLLC approximates the amount of remaining cash flow that is estimated to be generated from the project.

        The Company amortizes the difference resulting from the application of SFAS No. 58 on a current quarterly basis based upon the ratio of acres sold to total saleable acres in the joint venture. Such difference will be completely amortized upon the build-out and sale of the joint venture's real estate project which is estimated to occur in late calendar year 2001. As of September 30, 2001, approximately $6.0 million in capitalized interest resulting from the application of SFAS No. 58 had been amortized against the equity in earnings of GRLLC.

        GRLLC's balance sheet is not classified. Assets consist principally of inventories and liabilities consist principally of notes and accounts payable. Inventories were $3.1 million at September 30, 2001, $13.8 million at December 31, 2000 and $19.8 million at December 31, 1999.

        In July 1990, the Company contributed $0.7 million to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the "Partnership"), in return for a 70% interest as a general and limited partner, and other limited partners contributed $0.3 million in return for a 30% interest as limited partners. Such other limited partners include certain current and former members of the Company's Board of Directors. The Partnership, in turn, contributed $1.0 million to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership ("Hughes Parkway"), in return for a 33% interest as a limited partner in Hughes Parkway. The Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space in a building in Las Vegas, Nevada. (See Note 9.)

5.      NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt at September 30, 2001 and 2000 are summarized as follows:

                                                                       ---------------------------------------------
                                                                               2001                   2000
                                                                       ---------------------------------------------
        9 1/4% Senior unsecured notes                                    $     44,175,000       $     44,175,000
        Less current portion
                                                                       ---------------------------------------------
        Total                                                            $     44,175,000       $     44,175,000
                                                                       =============================================

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

        Within ninety days following the end of each fiscal year, the Indenture requires the Company to make an offer to all holders of the Notes to purchase Notes at an offer price equal to 102% of the principal amount of the Notes to be purchased, in an amount equal to 50% of the excess cash flow (a defined term in the Indenture) for the applicable fiscal year. In December 2001, the Company expects to make an offer to purchase approximately $3.6 million in Notes at 102%, or at a cost of approximately $3.7 million. Under the provisions of the Indenture, the offer will remain open for twenty business days.

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

        The Company has determined that a business was not acquired in the Acquisition and that the Rights acquired have no independent value to the Company apart from the overall benefit of the transaction and that, as a result thereof, Kerr-McGee has ceased production of AP (except in the limited circumstances referred to above), thereby leaving the Company as the sole North American supplier of AP. The Company is amortizing the purchase price of $39.0 million for the intangible asset over ten years, the duration of pricing contracts with customers referred to below.

        In connection with the Acquisition, the Company entered into an agreement with Thiokol Propulsion ("Thiokol") with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from the Company. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

        In connection with the Acquisition, the Company also entered into an agreement with Alliant Techsystems, Inc. ("Alliant") to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works.

        During 2001, Alliant acquired Thiokol. Alliant and the Company have agreed that the individual agreements in place prior to Alliant's acquisition of Thiokol will remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

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

        The following table provides an analysis of the Company's income taxes for the years ended September 30:

                                                  --------------------------------------------------------------------
                                                           2001                     2000                    1999
                                                  --------------------------------------------------------------------
        Current                                    $       234,000          $       270,000         $
        Deferred (federal and state)                     4,303,000              (15,406,000)
                                                  --------------------------------------------------------------------
        Income taxes                               $     4,537,000          $   (15,136,000)        $
                                                  ====================================================================

        A valuation allowance for net deferred tax assets was established in 1997. In accordance with the provisions of SFAS No. 109, in fiscal 2000 the Company released its deferred tax valuation allowance and recognized the benefits of its net deferred tax assets. Deferred tax assets are composed, for the most part, of depreciation, alternative minimum tax credits and net operating losses. The alternative minimum tax credit carryforward, valued at approximately $1.6 million, may be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $1.3 million, will begin to expire for tax purposes in 2012 as follows:

                                                  ------------------------------------------------------------------
                                                      NOL Deduction           Tax Rate              NOL Asset
                                                  ------------------------------------------------------------------
        Expiration of net operating losses
                2012                               $      3,460,000            34.0%           $      1,176,000
                2013 and thereafter                         406,000            34.0%                    138,000
                                                  ------------------------------------------------------------------
                TOTAL                              $      3,866,000                            $      1,314,000
                                                  ==================================================================

        Income taxes for the years ended September 30, 2001, 2000 and 1999 differ from the amount computed at the federal and state income tax statutory rates as a result of the following:

                                          --------------------------------------------------------------------------
                                               2001         %         2000          %           1999          %
                                          --------------------------------------------------------------------------
        Expected provision (credit) for
          Income taxes                     $  4,169,000   34.0%   $   (435,000)     (34.0)%   $ 3,890,000     34.0%
        Adjustment:
             Nondeductible expenses              43,000    0.3%         30,000        2.4%         29,000      0.3%
             Other                              325,000    2.7%    (14,731,000)   (1150.9)%    (3,919,000)   (34.3)%
                                          --------------------------------------------------------------------------
        Credit for income taxes            $  4,537,000   37.0%   $(15,136,000)   (1182.5)%   $
                                          ==========================================================================

        The components of net deferred taxes at September 30, 2001, 2000 and 1999 consisted of the following:

                                                        -----------------------------------------------------------
                                                              2001                 2000                 1999
                                                        -----------------------------------------------------------
        Deferred tax assets:
            Amortization                                 $    2,003,000      $     1,228,000       $      920,000
            Property                                          6,860,000            5,428,000            3,049,000
            Net operating losses                              1,314,000            7,485,000           12,067,000
            Alternative minimum tax credits                   1,643,000            1,460,000            1,191,000
            Reorganization costs                                219,000              129,000              534,000
            Inventory capitalization                            259,000              375,000              375,000
            Accruals                                          1,988,000            1,313,000              447,000
            Other                                             1,119,000              677,000              444,000
                                                        ------------------------------------------------------------
        Total deferred tax assets                        $   15,405,000     $     18,095,000      $    19,027,000
                                                        ------------------------------------------------------------
        Deferred tax liabilities:
            Accrued income and expenses                  $   (1,740,000)     $    (1,689,000)      $   (1,932,000)
            Other                                            (2,563,000)            (400,000)          (1,764,000)
                                                        ------------------------------------------------------------
        Total deferred tax liabilities                       (4,302,000)          (2,689,000)          (4,296,000)
                                                        ------------------------------------------------------------
        Preliminary net deferred tax assets                  11,103,000           15,406,000           14,731,000
        Valuation allowance for deferred tax assets                                                   (14,731,000)
                                                        ------------------------------------------------------------
        Net deferred tax assets                          $   11,103,000     $     15,406,000      $
                                                        ============================================================

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

        The tables below provide relevant financial information about the Plan as of and for the fiscal years ended September 30:

                                                                    -----------------------------------------------------
                                                                            2001                           2000
                                                                    -----------------------------------------------------
          Change in Benefit Obligation:
              Benefit obligation, beginning of year                   $   15,693,000                $   13,922,000
              Service cost                                                   713,000                       702,000
              Interest cost                                                1,192,000                     1,098,000
              Actuarial (gains)/losses                                     1,341,000                       554,000
              Benefits paid                                                 (708,000)                     (583,000)
                                                                    -----------------------------------------------------
              Benefit obligation, end of year                         $   18,231,000                $   15,693,000
                                                                    -----------------------------------------------------

          Change in Plan Assets:
              Fair value of plan assets, beginning of year            $   13,568,000                $   11,453,000
              Actual return (loss) on plan assets                         (1,320,000)                    2,010,000
              Employer contribution                                          584,000                       688,000
              Benefits paid                                                 (708,000)                     (583,000)
                                                                    -----------------------------------------------------
              Fair value of plan assets, end of year                  $   12,124,000                $   13,568,000
                                                                    -----------------------------------------------------

          Reconciliation of Funded Status:
              Funded status                                           $   (6,107,000)               $   (2,125,000)
              Unrecognized net actuarial (gains)/losses                    3,086,000                      (649,000)
              Unrecognized transition obligation                             153,000                       305,000
              Unrecognized prior service costs                               315,000                       351,000
                                                                    -----------------------------------------------------
              Accrued benefit liability recognized                    $    2,553,000                $    2,118,000
                                                                    =====================================================

                                                                    -----------------------------------------------------
                                                                            2001           2000            1999
                                                                    -----------------------------------------------------
          Net Periodic Pension Cost:
              Service cost                                            $      713,000  $    702,000  $      994,000
              Interest cost                                                1,192,000     1,098,000         992,000
              Expected return on assets                                   (1,075,000)     (925,000)       (819,000)
              Net total of other components                                  189,000       189,000         277,000
                                                                    -----------------------------------------------------
              Net periodic pension cost                               $    1,019,000  $  1,064,000  $    1,444,000
                                                                    -----------------------------------------------------
          Actuarial Assumptions:
              Discount rate                                                     7.25%         7.75%           7.75%
              Rate of compensation increase                                     5.00%         5.00%           5.00%
              Expected return on plan assets                                    8.00%         8.00%           8.00%
                                                                    =====================================================

          The Company also maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of the Company's Chief Executive Officer, Chief Financial Officer and the former Chief Executive Officer. Benefits paid under the plan were approximately $0.1 million in each of the fiscal years 2001, 2000 and 1999. Net periodic pension cost was approximately $0.3 million for each of the years ended September 30, 2001, 2000 and 1999. At September 30, 2001 and 2000, the accrued pension liabilities recognized were approximately $2.0 million and $1.7 million, respectively. During fiscal 2002, the Company expects to establish and fund a trust for the SERP.

     9.   COMMITMENTS AND CONTINGENCIES

          Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee's AP operations, and was the location of the Company's AP operations until May 1988. The Company is cooperating with State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. The Company expended approximately $0.9 million, $1.0 million and $1.0 million in the fiscal years 2001, 2000 and 1999, respectively, on the investigation and evaluation of this matter. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the

     Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impacts, if any, of such contributions or assistance. Accordingly, no accrual for potential losses has been made in the accompanying Consolidated Financial Statements of the Company.

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

     Electric energy is one of the Company's primary raw material costs for the production of AP. The Company is a party to an agreement with Utah Power ("UP") for its electrical requirements. The agreement provided for the supply of power for a minimum of a ten-year period, which began in 1989. This agreement had a three-year notice of termination provision and, on April 7, 1999, UP provided written notice of termination, effective April 7, 2002.

     During the fiscal years 2001 and 2000, the Company experienced unusual increases in its monthly power bills at its Utah production facilities as compared to average historical monthly amounts. For the months of November and December 2000, and January 2001, the Company received power bills from UP totaling approximately $1.9 million, which were approximately $1.5 million in excess of average historical monthly amounts. The Company claimed that UP had improperly calculated replacement energy costs and breached the agreement by failing to comply with the advance notice provisions of the agreement. Accordingly, the Company disputed all power bills received from UP since January 1999, claiming it had been overcharged by approximately $2.9 million through January 2001.

     A partial settlement of this dispute was reached in which the Company and UP entered into an amendment of the electric supply agreement dated February 21, 2001. Under the terms of the amendment, the Company has been placed on the equivalent of Utah's Electric Service Schedule No. 9. Under this rate schedule, the Company's estimated monthly power bills may be approximately 20% to 30% higher than historical monthly amounts prior to the dispute. As a result, the Company may experience an estimated annual increase in power costs that could be as much as $0.6 million. This amendment has been approved by the Utah Public Service Commission.

     In May 2001, the Company and UP reached a settlement on the remaining disputed matters. The settlement included both a cash payment from UP to the Company and a demand curtailment arrangement under Utah's Electric Service Schedule No. 71. Under the curtailment, the Company accepted UP's offer to curtail demand during the months of June, July and August 2001. As a result of the Company's lower perchlorate sales volumes in fiscal 2001, the Company operated at lower total and peak electric energy consumption levels during these months and, at the same time, met customers' product delivery requirements. The settlement and curtailment arrangement resulted in approximately an additional $2.2 million in cash flow (over the amount which would otherwise be expended on monthly power bills under the February 21, 2001 amendment described above) to the Company. The Company recognized (initially as an adjustment to inventories) the entire $2.2 million resulting from the settlement and curtailment arrangement in fiscal 2001. As a result, the Company's net power bills during fiscal 2001 were approximately $1.0 million less than normalized annual historical amounts.

     See Note 13 for a discussion of certain litigation involving Halotron(TM).

     The Company and its subsidiaries have been and are also involved in other lawsuits. The Company believes that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on the Company or any of its subsidiaries.

          As discussed in Note 4, the Company entered into an agreement with Hughes Parkway pursuant to which the Company leases office space. The lease which had an initial term of 10 years expiring in March 2001, was renewed for an additional five year term (the "Amended Lease"). The Amended Lease is subject to escalation every three years based on changes in the consumer price index, and provides for the Company to occupy 22,262 square feet of office space. Rental payments were approximately $0.6 million during the fiscal years ended September 30, 2001, 2000 and 1999. Future minimum rental payments under this lease for the years ending September 30, are as follows:

                       2002                $       550,000
                       2003                        550,000
                       2004                        550,000
                       2005                        550,000
                       2006                        275,000
                                        -----------------------------
                       Total               $     2,475,000
                                        =============================

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

          Stock Options and Warrants
          --------------------------

          The Company has granted options and issued warrants to purchase shares of the Company's Common Stock at prices at or in excess of market value at the date of grant or issuance. The options were granted under various plans or by specific grants approved by the Company's Board of Directors.

          Option and warrant transactions are summarized as follows:

                                                  -----------------------------------------------
                                                   Shares Under Options
                                                        and Warrants          Option Price
                                                  -----------------------------------------------
     October 1, 1998                                    3,754,000         $  4.88    - $ 21.50
     Granted                                              209,000            7.90    -    8.00
     Exercised                                            (44,000)           5.63    -    7.50
     Expired                                              (31,000)           7.00    -   21.50
                                                  -----------------------------------------------
     September 30, 1999                                 3,888,000            4.88    -   14.00
     Exercised                                            (45,500)           7.00    -    7.50
     Expired                                              (45,500)           4.88    -    7.50
                                                  -----------------------------------------------
     September 30, 2000                                 3,797,000            4.88    -   14.00
     Granted                                              206,000            4.88
     Exercised                                             (2,500)           4.88
     Expired                                             (102,500)           7.00    -    7.50
                                                  -----------------------------------------------
     September 30, 2001                                 3,898,000         $  4.88    - $ 14.00
                                                  ===============================================

     In February 1992, the Company issued $40,000,000 in Azide Notes with Warrants. See Note 5 for a description of the Warrants. Shares under options and warrants at September 30, 2001 include approximately 2,857,000 Warrants at a price of $14 per Warrant.

     The following table summarizes information about stock options and warrants outstanding at September 30, 2001:

     ---------------------------------------------------------------------------------------------------------
                                Options and Warrants Outstanding                  Options Exercisable
                       ---------------------------------------------------------------------------------------
                                      Average Remaining
          Range of         Number      Contractual Life   Weighted Average      Number      Weighted Average
       Exercise Price   Outstanding        (Years)         Exercise Price    Exercisable     Exercise Price
     ---------------------------------------------------------------------------------------------------------
       $       4.88        224,000            8.7            $   4.88           122,000         $  4.88
        6.38 - 8.00        817,000           1.32                7.12           817,000            7.12
              14.00      2,857,000           2.25               14.00         2,857,000           14.00
                       ---------------------------------------------------------------------------------------
                         3,898,000           2.52            $  12.94         3,796,000         $ 13.02
                       =======================================================================================


     The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Under APB No. 25, no compensation cost has been recognized in the financial statements for stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS No. 123, the Company's diluted net income (loss) per common share would have changed to the pro forma amounts indicated below for the years ended September 30:

                                                            -----------------------------------------------------
                                                                  2001             2000              1999
                                                            -----------------------------------------------------
         Net income - as reported                            $     7,726,000  $    13,731,000  $    11,439,000
         Net income - pro forma                              $     7,353,000  $    13,429,000  $    10,941,000
         Diluted net income per share - as reported          $          1.10  $          1.86  $          1.39
         Diluted net income per share - pro forma            $          1.04  $          1.82  $          1.33
                                                            -----------------------------------------------------

        Stock options for 206,000 shares of Common Stock were granted in fiscal 2001. There were no options granted in fiscal 2000. The weighted average fair value of each option granted in the fiscal years 2001 and 1999 was estimated using the following assumptions for the Black-Scholes options pricing model: (i) no dividends; (ii) expected volatility ranging from 50% to 60%, (iii) risk free interest rates averaging 4.6% in 2001 and 5.8% in 1999, and (iv) the expected average life of 4.5 years in 2001 and 3.3 years in 1999. The weighted average fair values of the options granted were $2.57 and $3.26 in the fiscal years

        2001 and 1999, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma net income may not be representative of that to be expected in future years.

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

        The Company's specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron(TM) I, a clean gas fire extinguishing agent designed to replace Halon 1211. The specialty chemicals segment's production facilities are located in Iron County, Utah. Perchlorate chemical sales comprised approximately 76%, 76% and 75% of specialty chemicals segment sales during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company had two customers that accounted for 10% or more of both the Company's and the specialty chemicals segment's sales during the last three fiscal years. Sales to these customers during the fiscal years ended September 30 were as follows:

                                                   -----------------------------------------------------------------
            Customer          Chemical                     2001                  2000                  1999
        ------------------------------------------------------------------------------------------------------------
                A          Perchlorates             $    37,567,000       $    33,858,000       $    36,011,000
                B          Sodium Azide                   7,436,000             9,556,000            12,406,000
        ------------------------------------------------------------------------------------------------------------

        In fiscal 1998, the Company acquired certain intangible assets related to the production and sale of AP from Kerr-McGee and entered into long-term agreements with respect to the supply of AP to certain domestic users. (See Note 6). In fiscal 2000, the Company recognized a fixed asset impairment charge of $9.1 million relating to certain fixed assets in its specialty chemicals segment. (See Note 12.)

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

        At September 30, 2001, the Company's real estate operating segment had approximately 58 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Activity during the last three fiscal years has consisted of sales of land parcels.

        Additional information about the Company's operations in different segments for each of the last three fiscal years ended September 30, is provided below.

                                                          -----------------------------------------------
                                                                2001             2000             1999
                                                          -----------------------------------------------
        Revenues:
             Specialty chemicals                          $  56,803,000    $  61,423,000    $  64,497,000
             Environmental protection                         3,660,000        3,464,000        2,121,000
             Real estate                                      2,626,000        2,482,000        6,216,000
                                                          -----------------------------------------------
             Total revenues                               $  63,089,000    $  67,369,000    $  72,834,000
                                                          ===============================================
        Gross profit:
             Specialty chemicals                          $  22,131,000    $  20,621,000    $  23,151,000
             Environmental protection                           915,000          999,000         (247,000)
             Real estate                                      1,857,000        1,470,000        4,096,000
                                                          -----------------------------------------------
             Total segment gross profit                   $  24,903,000    $  23,090,000    $  27,000,000
                                                          ===============================================
        Operating income (loss):
             Specialty chemicals                          $  13,479,000    $   2,446,000    $  14,379,000
             Environmental protection                           140,000          453,000         (888,000)
             Real estate                                      1,234,000          871,000        3,485,000
                                                          -----------------------------------------------
             Total operating income                          14,853,000        3,770,000       16,976,000
             Net interest                                    (2,590,000)      (3,581,000)      (5,363,000)
                                                          -----------------------------------------------
             Income before income taxes
                and extraordinary losses                  $  12,263,000    $     189,000    $  11,613,000
                                                          ===============================================
        Depreciation and amortization:
             Specialty chemicals                          $   5,852,000    $   8,155,000        6,905,000
             All other segments and corporate                   123,000          348,000          291,000
                                                          -----------------------------------------------
             Total depreciation and amortization          $   5,975,000    $   8,503,000    $   7,196,000
                                                          ===============================================
        Capital Expenditures:
             Specialty chemicals                          $   1,453,000    $   2,332,000    $   1,820,000
             All other segments and corporate                   171,000          126,000          280,000
                                                          -----------------------------------------------
             Total capital expenditures                   $   1,624,000    $   2,458,000    $   2,100,000
                                                          ===============================================
        Assets:
             Specialty chemicals                          $  50,859,000    $  55,739,000    $  67,750,000
             Environmental protection                           932,000        1,126,000        1,954,000
             Real estate                                      6,752,000       12,698,000       18,347,000
             Corporate                                       64,499,000       48,027,000       44,831,000
                                                          -----------------------------------------------
             Total assets                                 $ 123,042,000    $ 117,590,000    $ 132,882,000
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

12.     SODIUM AZIDE

        In July 1990, the Company entered into agreements (the "Azide Agreements") pursuant to which Dynamit Nobel A.G. ("Dynamit Nobel") licensed to the Company on an exclusive basis for the North American market its technology and know-how for the production of sodium azide, the principal component of the gas generant used in certain automotive airbag inflation systems. In addition, Dynamit Nobel provided technical support for the design, construction and start-up of the facility.

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

        In May 1997, the Company entered into a three-year agreement with Autoliv ASP, Inc. ("Autoliv") (formerly Morton International Automotive Safety Products). The agreement provides for the Company to supply sodium azide used by Autoliv in the manufacture of automotive airbag inflators. Deliveries under the agreement commenced in July 1997. The agreement has been extended through December 31, 2002.

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

        Worldwide sodium azide demand declined significantly during fiscal 2001 and 2000. The Company's sodium azide sales volumes declined approximately 17% in fiscal 2001 and fiscal 2000. As noted above, worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, the Company expects sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time. As a result of these market conditions and in accordance with the requirements of SFAS No. 121, the Company recognized an impairment charge of $9.1 million in fiscal 2000 relating to the fixed assets (property, plant and equipment) used in the production of sodium azide. The present value of estimated future cash flows was used to determine the amount of impaired fixed assets. The impairment charge was recorded as a reduction of building and equipment and accumulated depreciation of $14.7 million and $5.6 million, respectively.

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

        In 1996, the Company initiated arbitration proceedings by filing a notice of Arbitration with the American Arbitration Association ("AAA") against the Inventors to enforce, among other things, the Company's rights under the Halotron(TM) Agreement. In June 2000, an AAA Panel (the "Tribunal") issued their final award in this proceeding. The Tribunal awarded the Company monetary relief consisting of $2.0 million in compensatory damages, $0.2 million in arbitration costs, and $0.3 million in partial legal related costs, plus interest at an annual non-compounded rate of 9%. The Tribunal also awarded the Company injunctive relief essentially consisting of requirements that the Inventors stop using the Halotron(TM) name, the invention, the know-how, and the proprietary information, produce missing work product, disclose and transfer relevant patent and trademark rights, and provide information on sales of "Halotron(TM)" products. The award also specifies that the Inventors pay $1000 for each day, beyond twenty days of award delivery, that they fail to satisfy the directives within the injunctive relief. Any opportunity for royalties to the Inventors would only occur after the payment of damages and compliance with the directives within the award. In 2001, the Svea Hovratt Court in Sweden determined that the final award was enforceable. However, the Inventors have declared bankruptcy in Sweden. The Company is pursuing enforcement of the award through the bankruptcy proceedings.