Form 10-Q
period 2001-12-31
AMERICAN PACIFIC CORP
filed 2002-02-06
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15 (d)
              -      of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,055,000 as of January 31, 2002.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

         The information required by Item 303 of Regulation S-K is provided on pages 10 through 13 of this Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

         The Company has certain fixed-rate debt, which it believes to have a fair value that approximates reported amounts. The Company believes that any market risk arising from these financial instruments is not material.


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



                                 AMERICAN PACIFIC CORPORATION



Date:  February 6, 2002               /s/ John R. Gibson
                                 -----------------------------------------------
                                 John R. Gibson
                                 Chief Executive Officer and President


Date:  February 6, 2002               /s/ David N. Keys
                                 -----------------------------------------------
                                 David N. Keys
                                 Executive Vice President,
                                 Chief Financial Officer, Secretary
                                 and Treasurer; Principal Financial
                                 and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Operations
                    For the Three Months Ended December 31,
                                  (Unaudited)

================================================================================================================
                                                                               2001                    2000
----------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues                                            $  13,117,000           $  11,879,000

Cost of Sales                                                               9,278,000               9,165,000
                                                                      ------------------------------------------
Gross Profit                                                                3,839,000               2,714,000

Operating Expenses                                                          3,004,000               2,120,000
                                                                      ------------------------------------------
Operating Income                                                              835,000                 594,000

Net Interest and Other Expense                                                843,000                 666,000
                                                                      ------------------------------------------
Loss Before Income Taxes                                                       (8,000)                (72,000)

Income Taxes                                                                   (3,000)                (27,000)
                                                                      ------------------------------------------
Net Loss                                                                $      (5,000)          $     (45,000)
                                                                      ------------------------------------------
Basic Net Loss Per Share                                                $        (.00)          $        (.01)
                                                                      ------------------------------------------
Average Shares Outstanding                                                  7,005,000               7,071,000
                                                                      ------------------------------------------
Diluted Net Loss Per Share                                              $        (.00)          $        (.01)
                                                                      ------------------------------------------
Diluted Shares                                                              7,005,000               7,071,000
                                                                      ------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


---------------------------------------------------------------------------------------------------------------------
                                                                        December 31,            September 30,
                                                                           2001                     2001
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                                               $ 54,398,000           $ 51,471,000
 Accounts and Notes Receivable                                              4,603,000              5,401,000
 Related Party Notes and Accrued Interest Receivable                          414,000                427,000
 Inventories                                                               17,074,000             13,908,000
 Prepaid Expenses and Other Assets                                          1,361,000                770,000
 Deferred Income Taxes                                                        500,000                443,000
                                                                      -----------------------------------------
  Total Current Assets                                                     78,350,000             72,420,000

Property, Plant and Equipment, Net                                          7,075,000              7,107,000
Intangible Assets, Net                                                     24,304,000             25,411,000
Development Property                                                        3,241,000              4,780,000
Deferred Income Taxes                                                      10,826,000             10,660,000
Other Assets, Net                                                           1,844,000              2,664,000
                                                                      -----------------------------------------
  TOTAL ASSETS                                                           $125,640,000           $123,042,000
                                                                      -----------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



--------------------------------------------------------------------------------------------------------------------------
                                                                         December 31,           September 30,
                                                                            2001                     2001
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Liabilities                                $  8,617,000            $  6,371,000
                                                              ------------------------------------------------------
  Total Current Liabilities                                                 8,617,000               6,371,000

 Long-Term Debt                                                            44,175,000              44,175,000
 SERP Obligation                                                            2,010,000               1,972,000
                                                              ------------------------------------------------------
  TOTAL LIABILITIES                                                        54,802,000              52,518,000
                                                              ------------------------------------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock                                           3,569,000               3,569,000

Shareholders' Equity:
Common Stock                                                                  861,000                 852,000
Capital in Excess of Par Value                                             80,646,000              80,106,000
Accumulated Deficit                                                        (1,827,000)             (1,822,000)
Treasury Stock                                                            (12,400,000)            (12,170,000)
Receivable from the Sale of Stock                                             (11,000)                (11,000)
                                                              ------------------------------------------------------
  Total Shareholders' Equity                                               67,269,000              66,955,000
                                                              ------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $125,640,000            $123,042,000
                                                              ------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                         AMERICAN PACIFIC CORPORATION
                Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended December 31,
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                               2001            2000
---------------------------------------------------------------------------------------
Cash Flows From Operating Activities                       $ 2,257,000     $  (886,000)
                                                           ----------------------------

Cash Flows From Investing Activities:
 Capital Expenditures                                         (385,000)       (100,000)
 Real Estate Venture Returns                                   736,000       1,890,000
                                                           ----------------------------
Net Cash From Investing Activities                             351,000       1,790,000
                                                           ----------------------------
Cash Flows From Financing Activities:
 Issuance of Common Stock                                      549,000
 Treasury Stock Acquired                                      (230,000)       (107,000)
                                                           ----------------------------
Net Cash From Financing Activities                             319,000        (107,000)
                                                           ----------------------------

Net Change in Cash and Cash Equivalents                      2,927,000         797,000

Cash and Cash Equivalents, Beginning of Period              51,471,000      30,128,000
                                                           ----------------------------

Cash and Cash Equivalents, End of Period                   $54,398,000     $30,925,000
                                                           ----------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


1.   BASIS OF REPORTING

     The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 2001, was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. In the opinion of Management, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 2001 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, potential estimated valuation allowances for deferred taxes, provisions, if any, for certain accrued liabilities, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from these and other estimates.

     During the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position. Under the provisions of SFAS No. 142, the Company's intangible assets (substantially all related to the Company's perchlorate acquisition in fiscal 1998) will continue to be amortized under their originally assigned lives. At December 31, 2001, the Company's intangible assets had a gross carrying value of approximately $41.5 million and accumulated amortization of approximately $17.2 million. Amortization expense was approximately $1.0 million during the three months ended December 31, 2001 and 2000. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss during the three-month periods ended December 31, 2001 and 2000, the effect of outstanding stock options and warrants were not included in diluted per share calculations.

3.   INVENTORIES

     Inventories consist of the following:

                                    December 31,     September 30,
                                       2001               2001
                                    ------------     -------------

     Work-in-process                $ 10,340,000     $  8,239,000
     Raw materials and supplies        6,734,000        5,669,000
                                    ------------     ------------
     Total                          $ 17,074,000     $ 13,908,000
                                    ------------     ------------

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

5.   SEGMENT INFORMATION

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

     The Company's specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron(TM) clean gas fire extinguishing agents designed to replace halons. The specialty chemicals segment production facilities are located in Iron County, Utah.

     The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

     At December 31, 2001, the Company's real estate operating segment had approximately 48 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels.

     Additional information about the Company's operations in different segments for the three months ended December 31, is provided below.

                                                                    --------------------------
                                                                        2001          2000
                                                                    --------------------------
     Revenues:
       Specialty chemicals                                          $ 9,722,000    $11,194,000
       Environmental protection                                         379,000        213,000
       Real estate                                                    3,016,000        472,000
                                                                    --------------------------
       Total revenues                                               $13,117,000    $11,879,000
                                                                    --------------------------
     Operating income (loss):
       Specialty chemicals                                          $  (234,000)   $   480,000
       Environmental protection                                        (227,000)       (73,000)
       Real estate                                                    1,296,000        187,000
                                                                    --------------------------
       Total segment operating income                                   835,000        594,000
     Unallocated net expenses (principally net interest)                843,000        666,000
                                                                    --------------------------
     Loss before income taxes                                       $    (8,000)   $   (72,000)
                                                                    ==========================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron(TM), a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron(TM) facilities are located on the Company's property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company's specialty chemicals segment. The Company's other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

Sales and Operating Revenues.  Sales of the Company's perchlorate chemical
----------------------------
products, consisting mostly of AP sales, accounted for approximately 48% and 65% of revenues during the three-month periods ended December 31, 2001 and 2000, respectively. In general, demand for AP is driven by a relatively small number of Department of Defense ("DOD") and National Aeronautics and Space Administration ("NASA") contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

Sodium azide sales accounted for approximately 21% and 19% of revenues during the three-month periods ended December 31, 2001 and 2000, respectively. The Company's principal sodium azide customer accounted for approximately 66% of such revenues.

Sales of Halotron(TM) amounted to approximately 6% and 10% of revenues during the three-month periods ended December 31, 2001 and 2000, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 23% and 4% of revenues during the three-month periods ended December 31, 2001 and 2000, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate sales or the recognition of the equity in earnings of real estate ventures.

Environmental protection equipment sales accounted for approximately 2% of revenues during the three-month periods ended December 31, 2001 and 2000.

Cost of Sales.  The principal elements comprising the Company's cost of sales
-------------
are raw materials, electric power (see below), labor, manufacturing overhead, depreciation and amortization and the book basis of real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers.

During the first quarter of fiscal 2001, the Company received power bills from Utah Power that were approximately $1.3 million in excess of average historical quarterly amounts. During this period, the Company purchased greater quantities of certain raw materials because of these excessive power costs. In the second half of fiscal 2001, the Company recovered the excessive power costs through a settlement and curtailment arrangement with Utah Power.

Prices paid by the Company for raw materials have historically been relatively stable, although the Company has experienced cost increases on certain raw materials, particularly on HCFC 123, used in the production of

Halotron(TM). All the raw materials used in the Company's manufacturing processes have been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials. A substantial portion of the total cash costs of operating the Company's specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

Net Income (Loss).  Although the Company's net income (loss) and diluted net
-----------------
income (loss) per share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales is not predictable; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company's Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; (v) the ability to pass on increases in raw material costs to customers; and (vi) the magnitude, pricing and timing of AP, sodium azide, Halotron(TM), and environmental protection equipment sales in the future is uncertain. (See "Forward Looking Statements/Risk Factors" below.)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Sales and Operating Revenues.  Sales increased $1.2 million, or 10%, during the
----------------------------
three months ended December 31, 2001, to $13.1 million from $11.9 million in the corresponding period of the prior year. This increase was principally attributable to an increase in real estate sales that was partially offset by a decrease in specialty chemical sales.

Perchlorate chemical sales decreased approximately 20% in the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001. The weakness during the first quarter was expected and is primarily due to the timing of AP shipments. The Company expects AP sales volumes to increase substantially in fiscal 2002 as compared to fiscal 2001. The Company currently estimates that AP sales volumes will be in a range of between 16.0 and 17.0 million pounds during 2002. This compares to AP shipments of approximately 12.6 million pounds in fiscal 2001. The expected increase in AP sales volumes in fiscal 2002 as compared to fiscal 2001 results principally from an increase in AP used in the Minuteman program and AP used in commercial space launch vehicles. However, not all of the expected AP sales volume in fiscal 2002 is subject to purchase orders and, accordingly, there can be no assurance given with respect to the AP sales volume estimate for fiscal 2002. The Company has no ability to influence the demand for AP.

Cost of Sales.  Cost of sales increased $0.1 million, or 1%, in the three months
-------------
ended December 31, 2001, to $9.3 million from $9.2 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 70% in the first quarter of fiscal 2002, compared to 77% in the first quarter of fiscal 2001. This decrease was principally due to the excessive power costs incurred in the first quarter of fiscal 2001 (see above), offset in part by a decrease in specialty chemicals sales volumes.

Operating Expenses.  Operating (selling, general and administrative) expenses
------------------
increased $0.9 million, or 43%, in the three months ended December 31, 2001, to $3.0 million from $2.1 million in the corresponding period of 2000. The increase was primarily attributable to costs incurred in connection with facility security reviews, certain corporate and product development activities, and an increase in costs associated with most areas of insurance coverage. A significant portion of the increase in costs relate to specific activities that may not continue to be pursued in the future.

Net Interest Expense.  Net interest and other expense increased to $0.8 million
--------------------
in the three months ended December 31, 2001, from $0.7 million in the corresponding period of the prior year, as a result of lower interest rates earned on cash and cash equivalents balances.

Segment Operating Income (Loss).  Operating income (loss) of the Company's
-------------------------------
industry segments during the three-month periods ended December 31, 2001 and 2000 was as follows:


                                                        2001           2000
                                                    ------------    -----------

Specialty chemicals                                 $  (234,000)    $  480,000
Environmental protection equipment                     (227,000)       (73,000)
Real Estate                                           1,296,000        187,000
                                                    -----------     ----------

          Total                                     $   835,000     $  594,000
                                                    ===========     ==========

The decrease in operating income in the Company's specialty chemical industry segment was attributable to decreased sales and increased operating expenses. Such decrease was partially offset by excessive power costs incurred in the first quarter of fiscal 2000 as discussed above. The increase in real estate segment operating income was attributable to increased land sales.

INFLATION

General inflation did not have a significant effect on the Company's sales and operating revenues or costs during the three-month periods ended December 31, 2001 and 2000. General inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $2.3 million and $(0.9) million during the three months ended December 31, 2001 and 2000, respectively. Cash flows from operating activities increased principally as a result of increased real estate sales. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations, including debt repayments. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $0.4 million during the three months ended December 31, 2001, compared to $0.1 million during the same period last year. Capital expenditures relate primarily to specialty chemical segment capital improvement projects.

In December 2001, the Company made an offer to purchase approximately $3.6 million of its Senior Unsecured Notes (the "Notes") at 102% of par. In January 2002, the offer was accepted and the Company purchased approximately $3.6 million in principal amount of Notes at a cost of approximately $3.7 million.

During the three-month period ended December 31, 2001, the Company spent approximately $0.2 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock, but has not determined how many additional shares will be purchased or the time period during which purchases, if any, will be made. The Company is limited in its ability to use cash to repurchase stock by certain covenants in an Indenture governing the Notes.

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

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

   1. (a) Declining demand (including excess customer inventories) or downward pricing pressure for the Company's products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company's anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement,
         (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron(TM), (e) the ability and desire of purchasers to change existing products or substitute other products for the Company's products based upon perceived quality, environmental effects and pricing, (f) future power costs, and (g) the fact that perchlorate chemicals, sodium azide, Halotron(TM) and the Company's environmental products have limited applications and highly concentrated customer bases.

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

   4. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial and industrial real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing, and regulatory and environmental matters that may have a negative impact on sales or costs.

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