Form 10-Q
period 2002-03-31
AMERICAN PACIFIC CORP
filed 2002-05-08
CIK 350832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15 (d)
               -
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,155,000 as of April 30, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements
            -------------------------------------------

            The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 11 of this Report on Form 10-Q.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ----------------------

            The information required by Item 303 of Regulation S-K is provided on pages 12 through 17 of this Report on Form 10-Q.

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk
            ---------------------------------------------------------

            Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. The Company has certain long-term fixed-rate debt but does not maintain a revolving or other bank credit facility. The Company believes that any market risk arising from its fixed-rate debt is not material. At March 31, 2002, the Company did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and the Company may at some time be subject to refinancing risk.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------

            The information required by Item 103 of Regulation S-K is provided on pages 9 and 10 of this Report on Form 10-Q.

ITEM 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

            None.

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Voting results of matters submitted to a vote of Security Holders at the Registrant's Annual Meeting of Stockholders held on March 12, 2002 were as follows:

            Item No. 1 - Election of Class C Directors (through March 2003)

            Name                           For             Votes Withheld
            ----                           ---             --------------
            Fred D. Gibson, Jr.         5,721,090            1,190,202
            Victor M. Rosenzweig        5,720,690            1,190,602

          Item No. 2 - Election of Class  B Directors (through March 2005)

          Name                        For          Votes Withheld
          ----                        ---          --------------
          Jan H. Loeb              5,731,390          1,179,902
          Norval F. Pohl           6,409,290            502,002
          C. Keith Rooker          5,721,090          1,190,202
          Jane L. Williams         5,723,790          1,187,502

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

                                     AMERICAN PACIFIC CORPORATION

Date:  May 8, 2002                   /s/ JOHN R. GIBSON
                                     ---------------------------------------
                                     John R. Gibson
                                     Chief Executive Officer and President

Date:  May 8, 2002                   /s/ DAVID N. KEYS
                                     -------------------------------------------
                                     David N. Keys
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer; Principal
                                     Financial and Accounting Officer

                          AMERICAN PACIFIC CORPORATION
                    Condensed Consolidated Income Statements
                                   (unaudited)

===============================================================================================================
                                              For the three months ended               For the six months
                                                       March 31,                         ended March 31,
                                                  2002               2001           2002               2001
---------------------------------------------------------------------------------------------------------------
Sales and Operating Revenues               $   20,046,000    $   14,830,000     $ 33,163,000     $ 26,709,000
Cost of Sales                                  12,159,000         9,756,000       21,437,000       18,921,000
                                           --------------------------------------------------------------------
   Gross Profit                                 7,887,000         5,074,000       11,726,000        7,788,000

Operating Expenses                              3,073,000         2,626,000        6,077,000        4,746,000
                                           --------------------------------------------------------------------

Operating Income                                4,814,000         2,448,000        5,649,000        3,042,000

Net Interest and Other Expense                    835,000           654,000        1,678,000        1,320,000
                                           --------------------------------------------------------------------

Income Before Income Taxes                      3,979,000         1,794,000        3,971,000        1,722,000

Income Taxes                                    1,308,000           664,000        1,305,000          637,000
                                           --------------------------------------------------------------------

Net Income Before Extraordinary Loss            2,671,000         1,130,000        2,666,000        1,085,000

Extraordinary Loss-Debt Extinguishment            105,000                            105,000
                                           --------------------------------------------------------------------

Net Income                                 $    2,566,000    $    1,130,000     $  2,561,000     $  1,085,000
                                           --------------------------------------------------------------------
Basic Net Income Per Share:


   Income Before Extraordinary Loss        $          .37    $          .16     $        .37     $        .15

   Extraordinary Loss                      $         (.01)   $                  $       (.01)    $
                                           --------------------------------------------------------------------
   Net Income                              $          .36    $          .16     $        .36     $        .15
                                           --------------------------------------------------------------------
Average Shares Outstanding                      7,107,000         7,044,000        7,056,000        7,058,000
                                           --------------------------------------------------------------------
Diluted Net Income Per Share:

   Income Before Extraordinary Loss        $          .36    $          .16     $        .36              .15

   Extraordinary Loss                      $         (.01)   $                  $       (.01)    $
                                           --------------------------------------------------------------------
   Net Income                              $           35    $          .16     $        .35     $        .15
                                           --------------------------------------------------------------------

Diluted Shares                                  7,332,000         7,045,000        7,232,000        7,060,000
                                           --------------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

==============================================================================================================
                                                                             March 31,           September 30,
                                                                              2002                   2001
--------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

   Cash and Cash Equivalents                                            $  47,066,000         $  51,471,000
   Accounts and Notes Receivable                                           15,143,000             5,401,000
   Related Party Notes and Accrued Interest Receivable                        430,000               427,000
   Inventories                                                             14,590,000            13,908,000
   Prepaid Expenses and Other Assets                                        1,006,000               770,000
   Deferred Income Taxes                                                      500,000               443,000
                                                                        ------------------------------------
     Total Current Assets                                                  78,735,000            72,420,000
Property, Plant and Equipment, Net                                          6,969,000             7,107,000
Intangible Assets, Net                                                     23,219,000            25,411,000
Development Property                                                        3,156,000             4,780,000
Deferred Income Taxes                                                      10,562,000            10,660,000
Other Assets, Net                                                           1,034,000             2,664,000
                                                                        --------------------------------------
     TOTAL ASSETS                                                       $ 123,675,000         $ 123,042,000
                                                                        --------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

-------------------------------------------------------------------------------------------------------
                                                                        March 31,        September 30,
                                                                           2002              2001
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable and Accrued Liabilities                        $      6,970,000       $   6,371,000
                                                                   ------------------------------------
     Total Current Liabilities                                            6,970,000           6,371,000
   Long-Term Debt                                                        40,600,000          44,175,000
   SERP Obligation                                                        2,060,000           1,972,000
                                                                   ------------------------------------
     TOTAL LIABILITIES                                                   49,630,000          52,518,000
                                                                   ------------------------------------
Commitments and Contingencies

Warrants to Purchase Common Stock                                         3,569,000           3,569,000
Shareholders' Equity:
Common Stock                                                                870,000             852,000
Capital in Excess of Par Value                                           81,278,000          80,106,000
Retained Earnings (Accumulated Deficit)                                     739,000          (1,822,000)
Treasury Stock                                                          (12,400,000)        (12,170,000)
Receivable from the Sale of Stock                                           (11,000)            (11,000)
                                                                   ------------------------------------
     Total Shareholders' Equity                                          70,476,000          66,955,000
                                                                   ------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $    123,675,000       $ 123,042,000
                                                                   ------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN PACIFIC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

===============================================================================================================
                                                    For the three months                For the six months
                                                       ended March 31,                    ended March 31,
                                                    2002           2001              2002              2001
---------------------------------------------------------------------------------------------------------------

Cash Flows For Operating Activities           $ (4,666,000)   $ (2,160,000)    $ (2,409,000)     $ (3,046,000)
                                              -----------------------------------------------------------------

Cash Flows From Investing Activities:
  Capital Expenditures                            (309,000)       (293,000)        (694,000)         (393,000)
  Real Estate Venture Returns                      649,000       1,294,000        1,385,000         3,184,000
                                              -----------------------------------------------------------------

Net Cash From Investing Activities                 340,000       1,001,000          691,000         2,791,000
                                              -----------------------------------------------------------------

Cash Flows From Financing Activities:
  Debt Related Payments                         (3,647,000)                      (3,647,000)
  Issuance of Common Stock                         641,000                        1,190,000
  Treasury Stock Acquired                                         (101,000)        (230,000)         (208,000)
                                              -----------------------------------------------------------------

Net Cash For Financing Activities               (3,006,000)       (101,000)      (2,687,000)         (208,000)
                                              -----------------------------------------------------------------

Net Change in Cash and Cash Equivalents         (7,332,000)     (1,260,000)      (4,405,000)         (463,000)
Cash and Cash Equivalents,
  Beginning of Period                           54,398,000      30,925,000       51,471,000        30,128,000
                                              -----------------------------------------------------------------

Cash and Cash Equivalents,
  End of Period                               $ 47,066,000    $ 29,665,000     $ 47,066,000      $ 29,665,000
                                              -----------------------------------------------------------------

Supplemental Disclosure of Cash Flow
  Information:
Interest Paid                                 $  2,000,000    $  2,045,000     $  2,000,000      $  2,045,000
Taxes Paid                                    $    500,000                     $    500,000
                                              -----------------------------------------------------------------

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.     BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

       The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the "Company"). The Condensed Consolidated Balance Sheet as of March 31, 2002 was derived from the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. In the opinion of management, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

       A summary of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining the Company's projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which the Company's Condensed Consolidated Financial Statements were prepared.

       During the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position. Under the provisions of SFAS No. 142, the Company's intangible assets (substantially all related to the Company's perchlorate acquisition in fiscal 1998) will continue to be amortized under their originally assigned lives. At March 31, 2002, the Company's intangible assets had a gross carrying value of approximately $41.5 million and accumulated amortization of approximately $18.3 million. Amortization expense was approximately $2.1 million during the six months ended March 31, 2002 and 2001. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

2.     NET INCOME PER COMMON SHARE

       Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of outstanding stock options and warrants to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended March 31, 2002 and 2001, since the average exercise price of such options and warrants was greater than the average market price of the Company's common stock during these periods.

3.     INVENTORIES

       Inventories consist of the following:

                                             March 31,         September 30,
                                               2002                2001
                                          -------------       -------------
       Work-in-process                    $   7,513,000       $   8,239,000
       Raw materials and supplies             7,077,000           5,669,000
                                          -------------       -------------
       Total                              $  14,590,000       $  13,908,000
                                          -------------       -------------

4.     COMMITMENTS AND CONTINGENCIES

       Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical LLC's ("Kerr-McGee") former ammonium perchlorate ("AP") operations, and was the location of the Company's AP operations until May 1988. Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California and Arizona. Since 1998, the Company has spent in excess of $4.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. The Company's ground water characterization investigations indicate that the ground water containing perchlorate at and around its former AP manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years.

       The Environmental Protection Agency ("EPA") is conducting a risk assessment for the purpose of recommending a maximum standard for perchlorate levels in drinking water. The EPA has recommended a preliminary standard of 4 to 18 parts per billion ("ppb"). Certain states have set levels as low as 1 ppb. Virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. The Company understands that the EPA intends to complete its risk assessment and make a maximum standard recommendation in the fall of 2002. The Company is cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contributions or assistance. Accordingly, no accrual for potential costs has been made in the accompanying Condensed Consolidated Financial Statements.

       In January 2002, American Azide Corporation ("AAC"), an indirect wholly-owned subsidiary of the Company, was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles - Southwest District. The complaint names in excess of forty defendants, including AAC's principal sodium azide customer, Autoliv ASP, Inc. ("Autoliv"). The complaint alleges, among other things, "toxic injuries" as a result of the deployment of an airbag. The plaintiffs have submitted a Statement of Damages to the Court for approximately $10.2 million. In March 2002, AAC filed a motion to quash service of summons with the Court that has been denied. AAC has not determined whether its sodium azide was actually a raw material used by the manufacturer of the airbag inflator device subject to the complaint. The Company believes the allegations in the complaint are wholly without merit.

       In January 2002, the Company received a demand for payment from Frontier Insurance Company ("Frontier") of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier. The local developer was an owner of a company that is the managing member of a Limited Liability Company ("LLC") in which the Company is also a member. The LLC recently completed development of a residential project. In 1995, a subsidiary of the Company entered into indemnity agreements relating to the development of this residential project. In February 2002, the Company (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada. The complaint seeks a judgment declaring the indemnity agreements have been terminated and the Company has no liability to Frontier.

       On April 11, 2002, an accident occurred at the Company's sodium azide plant that resulted in the death of an employee. No other employees were involved and there was no significant damage to the facility. The Company is working with Utah OSHA to gather evidence of the exact cause and origin of the incident. The Company believes that it has statutory immunity as an employer under the applicable worker's compensation laws of the State of Utah. However, depending upon the outcome of the Utah OSHA investigation, the Company may be subject to regulatory fines.

       As of March 31, 2002, the Company had approximately $1.6 million in standby letters of credit. These letters of credit secure performance of certain environmental protection equipment sold by the Company and payment of pipeline delivery fees for natural gas used at the Company's Utah facilities.

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

       The Company's specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron(TM), clean gas fire extinguishing agents designed to replace halons. The specialty chemicals segment production facilities are located in Iron County, Utah.

       The Company's environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

       At March 31, 2002, the Company's real estate operating segment had approximately 40 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels.

       Additional information about the Company's operations, by segment, for the three months and six months ended March 31, is provided below.

                                            ======================================================================
                                                       Three Months Ended                  Six Months Ended
                                                            March 31,                           March 31,
                                                    2002              2001               2002            2001
                                            ----------------------------------------------------------------------
     Revenues:
         Specialty chemicals                $    19,193,000   $    13,810,000   $    28,915,000  $    25,004,000
         Environmental protection                   135,000         1,016,000           514,000        1,229,000
         Real estate                                718,000             4,000         3,734,000          476,000
                                            ----------------------------------------------------------------------
         Total revenues                     $    20,046,000   $    14,830,000   $    33,163,000  $    26,709,000
                                            ----------------------------------------------------------------------
     Operating income (loss):
         Specialty chemicals                $     4,564,000   $     2,529,000   $     4,330,000  $     3,009,000
         Environmental protection                  (175,000)           76,000          (402,000)           3,000
         Real estate                                425,000          (157,000)        1,721,000           30,000
                                            ----------------------------------------------------------------------
         Total segment operating income           4,814,000         2,448,000         5,649,000        3,042,000
     Unallocated net expenses
       (principally net interest)                  (835,000)         (654,000)       (1,678,000)      (1,320,000)
                                            ----------------------------------------------------------------------

     Income before income taxes and
        extraordinary loss                  $     3,979,000   $     1,794,000   $     3,971,000  $     1,722,000
                                            ======================================================================


6.     DEBT REPURCHASE

       In December 2001, pursuant to the applicable indenture, the Company made an offer to purchase approximately $3.6 million of its Senior Unsecured Notes (the "Notes") at 102% of par. In January 2002, the offer was accepted and the Company purchased approximately $3.6 million in principal amount of Notes at a cost of approximately $3.7 million. The Company incurred an extraordinary loss on debt extinguishment (net of income taxes) of approximately $0.1 million on this transaction.

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

Significant Accounting Policies. A summary of the Company's significant
-------------------------------
accounting policies is included in Note 1 to the Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining the Company's projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which the Company's Condensed Consolidated Financial Statements were prepared.

Sales and Operating Revenues. Sales of the Company's perchlorate chemical
----------------------------
products, consisting mostly of AP sales, accounted for approximately 68% and 69% of revenues during the six-month periods ended March 31, 2002 and 2001, respectively. In general, demand for AP is driven by a relatively small number of Department of Defense ("DOD") and National Aeronautics and Space Administration ("NASA") contractors; as a result, any one individual AP customer usually accounts for a significant portion of the Company's revenues.

In connection with the Acquisition, the Company entered into an agreement with the Thiokol Propulsion Division ("Thiokol") of Alcoa with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from the Company. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008. During 2001, Alliant Techsystems, Inc. ("Alliant") acquired Thiokol.

In connection with the Acquisition, the Company entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause the Company's AP to be qualified on all new and current programs served by Alliant's Bacchus Works. Alliant and the Company have agreed that the individual agreements in place prior to Alliant's acquisition of

Thiokol remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Sodium azide sales accounted for approximately 15% and 17% of revenues during the six-month periods ended March 31, 2002 and 2001, respectively. The Company's principal sodium azide customer, Autoliv, accounted for in excess of 80% of such revenues.

In May 1997, the Company entered into a three-year agreement with Autoliv to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The agreement has been extended through December 31, 2002.

Worldwide sodium azide demand declined significantly during fiscal 2001 and 2000. The Company's sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, but have increased slightly during the first six months of fiscal 2002. Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, the Company expects sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron(TM) amounted to approximately 4% and 8% of revenues during the six-month periods ended March 31, 2002 and 2001, respectively. Halotron(TM) is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron(TM) depends upon a number of factors including the willingness of consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 11% and 2% of revenues during the six-month periods ended March 31, 2002 and 2001, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate activity. Real estate sales are currently estimated to be completed by the end of fiscal 2003.

Environmental protection equipment sales accounted for approximately 2% and 4% of revenues during the six-month periods ended March 31, 2002 and 2001, respectively.

Cost of Sales. The principal elements comprising the Company's cost of sales are
-------------
raw materials, electric power (see below), labor, manufacturing overhead, depreciation and amortization and the book basis of real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers.

During the first six months of fiscal 2001, the Company received power bills from Utah Power that were approximately $1.5 million in excess of average historical quarterly amounts. During this period, the Company purchased greater quantities of certain raw materials because of these excessive power costs. In the second half of fiscal 2001, the Company recovered the excessive power costs through a settlement and curtailment arrangement with Utah Power.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Sales and Operating Revenues. Sales increased $5.2 million, or 35%, during the
----------------------------
three months ended March 31, 2002, to $20.0 million from $14.8 million in the corresponding period of the prior year. This increase was principally attributable to increased specialty chemicals and real estate sales.

Perchlorate chemical sales increased approximately $5.6 million, or 53%, in the second quarter of fiscal 2002, compared to the second quarter of fiscal 2001. The Company expects AP sales volumes to increase substantially in fiscal 2002 as compared to fiscal 2001. The Company currently estimates that AP sales volumes will be in a range of between 16.0 and 18.0 million pounds during 2002. This compares to AP shipments of approximately 12.6 million pounds in fiscal 2001. The expected increase in AP sales volumes in fiscal 2002 as compared to fiscal 2001 results principally from an increase in AP used in the Minuteman program and AP used in commercial space launch vehicles. However, not all of the expected AP sales volume in fiscal 2002 is subject to existing purchase orders and, accordingly, there can be no assurance given with respect to the AP sales volume estimate for fiscal 2002. The Company has no ability to influence the demand for AP.

Cost of Sales. Cost of sales increased $2.4 million, or 24%, in the three months
-------------
ended March 31, 2002, to $12.2 million from $9.8 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 61% during the three-month period ended March 31, 2002, compared to 66% during the same period last year. This decrease was principally due to an increase in specialty chemicals sales volumes and to the excessive power costs incurred in fiscal 2001 (see above).

Operating Expenses. Operating (selling, general and administrative) expenses
------------------
increased $0.5 million, or 19%, in the three months ended March 31, 2002, to $3.1 million from $2.6 million in the corresponding period of 2001. The increase was primarily attributable to costs incurred in connection with certain corporate and product development activities, and an increase in costs associated with most areas of insurance coverage. A significant portion of the increase in costs relate to specific activities that may not continue to be pursued in the future.

Net Interest Expense. Net interest and other expense increased to $0.8 million
--------------------
in the three months ended March 31, 2002, from $0.7 million in the corresponding period of the prior year, primarily as a result of lower interest rates earned on cash and cash equivalents balances.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Sales and Operating Revenues. Sales increased $6.5 million, or 24%, during the
----------------------------
six months ended March 31, 2002, to $33.2 million from $26.7 million in the corresponding period of the prior year. The increase was principally due to an increase in specialty chemical sales of approximately $3.9 million and an increase in real estate sales of approximately $3.3 million. The increase in specialty chemical sales resulted principally from increased perchlorate and sodium azide shipments, offset in part by a decrease in shipments of Halotron(TM).

Cost of Sales. Cost of sales increased $2.5 million, or 13%, in the six months
-------------
ended March 31, 2002, to $21.4 million from $18.9 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 65% during the first six months of this fiscal year as compared to 70% during the same period last year. The decrease in the percentage of cost of sales to sales was principally attributable to increased specialty chemical sales volumes, an increase in higher margin real estate sales and the significant increase in power costs in the first half of fiscal 2001 described above.

Operating Expenses. Operating expenses were $6.1 million during the six-month
------------------
period ended March 31, 2002 compared to $4.7 million in the corresponding period of the prior year. The increase was primarily attributable to costs incurred in connection with facility security reviews, certain corporate and product development activities, and an increase in costs associated with most areas of insurance coverage. A significant portion of the increase in costs relates to specific activities that may not continue to be pursued in the future.

Net Interest Expense. Net interest and other expense increased to $1.7 million
--------------------
in the six months ended March 31, 2002, from $1.3 million in the corresponding period of the prior year, principally as a result of lower interest rates earned on cash and cash equivalents balances.

Segment Operating Income. Operating income (loss) of the Company's industry
------------------------
segments during the six-month periods ended March 31, 2002 and 2001 was as follows:

                                          ======================================
                                                2002                 2001
                                          ---------------      -----------------

Specialty chemicals                       $    4,330,000       $    3,009,000
Environmental protection equipment              (402,000)               3,000
Real Estate                                    1,721,000               30,000
                                          --------------       -----------------
                  Total                   $    5,649,000       $    3,042,000
                                          ==============       =================

The increase in operating income in the Company's specialty chemicals industry segment was primarily attributable to increased sales and lower power costs (see above). The decrease in operating performance of the environmental protection equipment segment was principally due to decreased sales. The increase in operating income in the Company's real estate segment was primarily a result of increased sales.

INFLATION

General inflation did not have a significant effect on the Company's sales and operating revenues or costs during the six-month periods ended March 31, 2002 or 2001. General inflation may have an effect on gross profit in the future as certain of the Company's agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that may somewhat insulate the Company from increases in costs associated with inflation. As discussed above, the Company has experienced significant increases in certain raw material costs and power costs, although the Company believes that such increases are not specifically related to the effects of general inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $(2.4) million and $(3.0) million during the six months ended March 31, 2002 and 2001, respectively. Cash flows from operating activities decreased principally as a result of an increase in receivable balances related to significant specialty chemicals shipments that were delivered late in the second quarter of fiscal 2002. Approximately $5.2 million of receivable balances as of March 31, 2002 had been collected by May 3, 2002. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations, including debt repayments. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron(TM), may have an effect on the use and availability of cash.

Capital expenditures were $0.7 million during the six months ended March 31, 2002, compared to $0.4 million during the same period last year. Capital expenditures relate primarily to specialty chemicals segment capital improvement projects.

In December 2001, pursuant to the applicable indenture, the Company made an offer to purchase approximately $3.6 million of its Notes at 102% of par. In January 2002, the offer was accepted and the Company purchased approximately $3.6 million in principal amount of Notes at a cost of approximately $3.7 million. The Company incurred an extraordinary loss on debt extinguishment (net of income taxes) of approximately $0.1 million on this transaction.

During the six-month period ended March 31, 2002, the Company spent approximately $0.2 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock, but has not determined how many additional shares will be purchased or the time period during which purchases, if any, will be made. The Company is limited in its ability to use cash to repurchase stock by certain covenants in an Indenture governing the Notes.

Contractual Obligations and Commitments. The following tables summarize the
---------------------------------------
Company's fiscal year (2002 is for the remaining six-month period ending September 30, 2002) contractual obligations and commitments as of March 31, 2002.

                                                         Payments Due by Period
                                     ---------------------------------------------------------------
                                                                                           2005 and
                                         Total         2002          2003        2004     Thereafter
                                     ------------  -----------  -----------  ----------  -----------
Contractual Obligations
    Long-term debt                   $ 40,600,000  $            $            $           $40,600,000
    Operating leases                    2,200,000      275,000      550,000     550,000      825,000
    SERP obligation                     2,060,000       60,000      120,000     120,000    1,760,000
                                     ------------  -----------  -----------  ----------  -----------
    Total contractual obligations    $ 44,860,000  $   335,000  $   670,000  $  670,000  $43,185,000
                                     ============  ===========  ===========  ==========  ===========

                                                      Amount of Commitment Expiration by Period
                                     ---------------------------------------------------------------
                                     Total Amounts                                         2005 and
                                       Committed        2002         2003         2004    Thereafter
                                     -------------  -----------  -----------  ---------   ----------
Other Commitments
    Letters of credit                $ 1,600,000    $ 1,100,000  $   200,000  $  100,000  $  200,000
                                     -------------  -----------  -----------  ----------  ----------
    Total other commitments          $ 1,600,000    $ 1,100,000  $   200,000  $  100,000  $  200,000
                                     ============   ===========  ===========  ==========  ==========

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

        2. Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and recently, in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire extinguishing businesses.

        3. Underutilization of the Company's manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs and reductions in margins.

        4. Risks associated with the Company's real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing and regulatory and environmental matters that may have a negative impact on sales or costs.

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

        9. Provisions of the Company's Certificate of Incorporation and By-laws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.