Form 10-Q
period 2002-06-30
AMERICAN PACIFIC CORP
filed 2002-08-01
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

Commission File Number 1-8137

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300 Las Vegas, NV 89109	89109
(Address of principal executive offices) (Zip Code)	(Zip Code)

(702) 735-2200
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,255,000 as of July 31, 2002.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 11 of this Report on Form 10-Q.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 303 of Regulation S-K is provided on pages 12 through 17 of this Report on Form 10-Q.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. The Company has certain long-term fixed-rate debt but does not maintain a revolving or other bank credit facility. The Company believes that any market risk arising from its fixed-rate debt is not material. At June 30, 2002, the Company did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and the Company may at some time be subject to refinancing risk.

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

AMERICAN PACIFIC CORPORATION

Date: August 1, 2002	By:	/s/ JOHN R. GIBSON
John R. Gibson Chief Executive Officer and President

Date: August 1, 2002	By:	/s/ DAVID N. KEYS
David N. Keys Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Income Statements

(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2002	2001	2002	2001
Sales and Operating Revenues	$18,542,000	$15,353,000	$51,705,000	$42,062,000
Cost of Sales	11,159,000	9,142,000	32,596,000	28,063,000

Gross Profit	7,383,000	6,211,000	19,109,000	13,999,000
Operating Expenses	3,589,000	2,412,000	9,666,000	7,158,000

Operating Income	3,794,000	3,799,000	9,443,000	6,841,000
Net Interest and Other Expense	822,000	720,000	2,500,000	2,040,000

Income Before Income Taxes	2,972,000	3,079,000	6,943,000	4,801,000
Income Taxes	981,000	1,139,000	2,286,000	1,776,000

Net Income Before Extraordinary Loss	1,991,000	1,940,000	4,657,000	3,025,000
Extraordinary Loss-Debt Extinguishment			105,000

Net Income	$1,991,000	$1,940,000	$4,552,000	$3,025,000

Basic Net Income Per Share:
Income Before Extraordinary Loss	$.28	$.28	$.65	$.43
Extraordinary Loss			(.01)

Net Income	$.28	$.28	$.64	$.43

Average Shares Outstanding	7,212,000	7,026,000	7,108,000	7,047,000

Diluted Net Income Per Share:
Income Before Extraordinary Loss	$.27	$.28	$.64	$.43
Extraordinary Loss			(.01)

Net Income	$.27	$.28	$.63	$.43

Diluted Shares	7,467,000	7,030,000	7,310,000	7,050,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2002	September 30, 2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$49,677,000	$51,471,000
Accounts and Notes Receivable	16,669,000	5,401,000
Related Party Notes and Accrued Interest Receivable	392,000	427,000
Inventories	13,540,000	13,908,000
Prepaid Expenses and Other Assets	1,311,000	770,000
Deferred Income Taxes	500,000	443,000

Total Current Assets	82,089,000	72,420,000

Property, Plant and Equipment, Net	7,212,000	7,107,000
Intangible Assets, Net	22,123,000	25,411,000
Development Property	2,975,000	4,780,000
Deferred Income Taxes	10,081,000	10,660,000
Other Assets, Net	2,950,000	2,664,000

TOTAL ASSETS	$127,430,000	$123,042,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2002	September 30, 2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,084,000	$6,371,000

Total Current Liabilities	8,084,000	6,371,000
Long-Term Debt	40,600,000	44,175,000
SERP Obligation	2,080,000	1,972,000

TOTAL LIABILITIES	50,764,000	52,518,000

Commitments and Contingencies
Warrants to Purchase Common Stock	3,569,000	3,569,000

Shareholders’ Equity:
Common Stock	881,000	852,000
Capital in Excess of Par Value	81,980,000	80,106,000
Retained Earnings (Accumulated Deficit)	2,730,000	(1,822,000)
Treasury Stock	(12,483,000)	(12,170,000)
Receivable from the Sale of Stock	(11,000)	(11,000)

Total Shareholders’ Equity	73,097,000	66,955,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,430,000	$123,042,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2002	2001	2002	2001
Cash Flows From Operating Activities	$2,640,000	$7,510,000	$231,000	$4,464,000

Cash Flows From Investing Activities:
Capital Expenditures	(659,000)	(875,000)	(1,353,000)	(1,268,000)
Real Estate Venture Returns		1,411,000	1,385,000	4,595,000

Net Cash Flows From Investing Activities	(659,000)	536,000	32,000	3,327,000

Cash Flows From Financing Activities:
Debt Related Payments			(3,647,000)
Issuance of Common Stock	713,000		1,903,000
Treasury Stock Acquired	(83,000)	(120,000)	(313,000)	(328,000)

Net Cash Flows From Financing Activities	630,000	(120,000)	(2,057,000)	(328,000)

Net Change in Cash and Cash Equivalents	2,611,000	7,926,000	(1,794,000)	7,463,000
Cash and Cash Equivalents, Beginning of Period	47,066,000	29,665,000	51,471,000	30,128,000

Cash and Cash Equivalents, End of Period	$49,677,000	$37,591,000	$49,677,000	$37,591,000

Supplemental Disclosure of Cash Flow Information:
Interest Paid			$1,880,000	$2,045,000
Taxes Paid	$500,000		$1,000,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.    BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”). The Condensed Consolidated Balance Sheet as of June 30, 2002 was derived from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. In the opinion of management, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

A summary of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining the Company’s projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which the Company’s Condensed Consolidated Financial Statements were prepared.

During the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not have a material effect on the Company’s results of operations or financial position. Under the provisions of SFAS No. 142, the Company’s intangible assets (substantially all related to the Company’s perchlorate acquisition in fiscal 1998) will continue to be amortized under their originally assigned lives. At June 30, 2002, the Company’s intangible assets had a gross carrying value of approximately $41.5 million and accumulated amortization of approximately $19.4 million. Amortization expense was approximately $3.3 million during the nine months ended June 30, 2002 and 2001. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning October 1, 2002. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

2.    NET INCOME PER COMMON SHARE

Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 2002 and 2001, since the exercise price of such options and warrants was greater than the average price of the Company’s common stock during these periods.

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2002	September 30, 2001
Work-in-process	$6,221,000	$8,239,000
Raw materials and supplies	7,319,000	5,669,000
Total	$13,540,000	$13,908,000

4.    COMMITMENTS AND CONTINGENCIES

Trace amounts of perchlorate chemicals have been found in Lake Mead. Clark County, Nevada, where Lake Mead is situated, is the location of Kerr-McGee Chemical LLC’s (“Kerr-McGee”) former ammonium perchlorate (“AP”) operations, and was the location of the Company’s AP operations until May 1988. Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California and Arizona. Since 1998, the Company has spent in excess of $4.5 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. The Company’s ground water characterization investigations indicate that the ground water containing perchlorate at and around its former AP manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years.

The Environmental Protection Agency (“EPA”) is conducting a risk assessment for the purpose of recommending a maximum standard for perchlorate levels in drinking water. The EPA has recommended a preliminary standard of 4 to 18 parts per billion (“ppb”). Certain states have set levels as low as 1 ppb. Virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. The Company understands that the EPA intends to complete its risk assessment and make a maximum standard recommendation in the fall of 2002. The Company is cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for the Company to determine the extent to which, if at all, the Company may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contributions or assistance. Accordingly, no accrual for potential costs has been made in the accompanying Condensed Consolidated Financial Statements.

In January 2002, American Azide Corporation (“AAC”), an indirect wholly-owned subsidiary of the Company, was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles – Southwest District. The complaint names in excess of forty defendants, including AAC’s principal sodium azide customer, Autoliv ASP, Inc. (“Autoliv”). The complaint alleges, among other things, “toxic injuries” as a result of the deployment of an airbag. The plaintiffs have submitted a Statement of Damages to the Court for approximately $10.2 million. In March 2002, AAC filed a motion to quash service of summons that was denied by the Court. AAC has not determined whether its sodium azide was actually a raw material used by the manufacturer of the airbag inflator device subject to the complaint. The Company believes the allegations in the complaint are wholly without merit.

In January 2002, the Company received a demand for payment from Frontier Insurance Company (“Frontier”) of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier. The local developer was an owner of a company that is the managing member of a Limited Liability Company (“LLC”) in which the Company is also a member. The LLC recently completed development of a residential project. In 1995, a subsidiary of the Company entered into indemnity agreements relating to the development of this residential project. In February 2002, the Company (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada. The complaint seeks a judgment declaring that the indemnity agreements have been terminated and that the Company has no liability to Frontier.

On April 11, 2002, an accident occurred at the Company’s sodium azide plant that resulted in the death of an employee. No other employees were involved and there was no significant damage to the facility. The Company is working with Utah OSHA to gather evidence of the exact cause and origin of the incident. The Company believes that it has statutory immunity as an employer under the applicable worker’s compensation laws of the State of Utah. However, depending upon the outcome of the Utah OSHA investigation, the Company may be subject to regulatory fines.

As of June 30, 2002, the Company had approximately $1.6 million in standby letters of credit. These letters of credit secure performance of certain environmental protection equipment sold by the Company and payment of pipeline delivery fees for natural gas used at the Company’s Utah facilities.

5.    SEGMENT INFORMATION

The Company’s three reportable operating segments are specialty chemicals, environmental protection equipment and real estate sales and development. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

The Company evaluates the performance of each operating segment and allocates resources based upon operating income or loss before an allocation of interest expense and income taxes. The accounting policies of each reportable operating segment are the same as those of the Company.

The Company’s specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron® clean gas fire extinguishing agents designed to replace halons. The specialty chemicals segment production facilities are located in Iron County, Utah.

The Company’s environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

At June 30, 2002, the Company’s real estate operating segment had approximately 40 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels.

Additional information about the Company’s operations, by segment, for the three months and nine months ended June 30, is provided below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Specialty chemicals	$17,502,000	$10,911,000	$46,417,000	$35,915,000
Environmental protection	89,000	2,296,000	603,000	3,525,000
Real estate	951,000	2,146,000	4,685,000	2,622,000

Total revenues	$18,542,000	$15,353,000	$51,705,000	$42,062,000

Operating income (loss):
Specialty chemicals	$3,473,000	$2,010,000	$7,803,000	$5,019,000
Environmental protection	(248,000)	424,000	(650,000)	427,000
Real estate	569,000	1,365,000	2,290,000	1,395,000

Total segment operating income	3,794,000	3,799,000	9,443,000	6,841,000
Unallocated net expenses (principally net interest)	822,000	720,000	2,500,000	2,040,000

Income before income taxes	$2,972,000	$3,079,000	$6,943,000	$4,801,000

6.    DEBT REPURCHASE

In December 2001, pursuant to the applicable indenture, the Company made an offer to purchase approximately $3.6 million of its Senior Unsecured Notes (the “Notes”) at 102% of par. In January 2002, the offer was accepted and the Company purchased approximately $3.6 million in principal amount of Notes at a cost of approximately $3.7 million. The Company incurred an extraordinary loss on debt extinguishment (net of income taxes) of approximately $0.1 million on this transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

The Company is principally engaged in the production of AP for the aerospace and national defense industries. In addition, the Company produces and sells sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron®, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron® facilities are located on the Company’s property in Southern Utah and the chemicals produced and sold at these facilities collectively represent the Company’s specialty chemicals segment. The Company’s other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems.

During 1998, the Company entered into a Purchase Agreement with Kerr-McGee. On March 12, 1998, the Company sold $75.0 million of Senior Unsecured Notes (the “Notes”), consummated an acquisition (the “Acquisition”) of certain assets from Kerr-McGee and repurchased the remaining $25.0 million principal amount balance outstanding of subordinated secured notes (the “Azide Notes”). Upon consummation of the Acquisition, the Company effectively became the sole North American producer of AP.

Significant Accounting Policies.    A summary of the Company’s significant accounting policies is included in Note 1 to the Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining the Company’s projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which the Company’s Condensed Consolidated Financial Statements were prepared.

Sales and Operating Revenues.    Sales of the Company’s perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 72% and 60% of revenues during the nine-month periods ended June 30, 2002 and 2001, respectively. In general, demand for AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors; as a result, any one AP customer usually accounts for a significant portion of the Company’s revenues.

In connection with the Acquisition, the Company entered into an agreement with the Thiokol Propulsion Division (“Thiokol”) of Alcoa with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from the Company. In addition to the AP purchased from the Company, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of AP sold by the Company to all of its customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008. During 2001, Alliant Techsystems, Inc. (“Alliant”) acquired Thiokol.

In connection with the Acquisition, the Company entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from the Company during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause the Company’s AP to be qualified on all new and current programs served by Alliant’s Bacchus Works. Alliant and the Company have agreed that the individual agreements in place prior to Alliant’s acquisition of

Thiokol remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Sodium azide sales accounted for approximately 14% and 18% of revenues during the nine-month periods ended June 30, 2002 and 2001, respectively. The Company’s principal sodium azide customer, Autoliv, accounted for in excess of 80% of such revenues.

In May 1997, the Company entered into a three-year agreement with Autoliv to supply sodium azide used by Autoliv in the manufacture of automotive airbags. Deliveries under the agreement commenced in July 1997. The agreement has been extended through December 31, 2002.

Worldwide sodium azide demand declined significantly during fiscal 2001 and 2000. The Company’s sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, and have declined slightly during the first nine months of fiscal 2002. Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, the Company expects sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 4% and 8% of revenues during the nine-month periods ended June 30, 2002 and 2001, respectively. Halotron® is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 9% and 6% of revenues during the nine-month periods ended June 30, 2002 and 2001, respectively. The nature of real estate development and sales is such that the Company is unable reliably to predict any pattern of future real estate activity. Real estate sales are currently estimated to be completed by the end of fiscal 2003.

Environmental protection equipment sales accounted for approximately 1% and 8% of revenues during the nine-month periods ended June 30, 2002 and 2001, respectively.

Cost of Sales.    The principal elements comprising the Company’s cost of sales are raw materials, electric power (see below), labor, manufacturing overhead, depreciation and amortization and the book basis of real estate sold. The major raw materials used by the Company in its production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if the Company is unable to pass along such increases to its customers.

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

Prices paid by the Company for raw materials have historically been relatively stable, although the Company has experienced cost increases on certain raw materials, particularly on HCFC 123, used in the production of Halotron®. All the raw materials used in the Company’s manufacturing processes have been available in commercial quantities, and the Company has had no difficulty obtaining necessary raw materials. A substantial portion of the total cash costs of operating the Company’s specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

Net Income.    Although the Company’s net income and diluted net income per share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 4 of the Condensed Consolidated Financial Statements, the Company may incur substantial costs associated with certain litigation contingencies; (ii) the timing of real estate sales is not predictable; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of the Company’s Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; (v) the ability to pass on increases in raw material costs, including electric power costs, to customers; and (vi) the magnitude, pricing and timing of AP, sodium azide, Halotron®, and environmental protection equipment orders in the future is uncertain. (See “Forward Looking Statements/Risk Factors” below.)

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Sales and Operating Revenues. Sales increased $3.1 million, or 20%, during the three months ended June 30, 2002, to $18.5 million from $15.4 million in the corresponding period of the prior year. This increase was principally attributable to an increase in specialty chemicals sales of approximately $6.5 million. The increase in specialty chemicals sales was partially offset by a decrease in environmental protection equipment sales of approximately $2.2 million and a decrease in real estate sales of approximately $1.2 million.

Perchlorate chemical sales increased approximately $8.0 million in the third quarter of fiscal 2002, compared to the third quarter of fiscal 2001. The Company expects AP sales volumes to increase substantially in fiscal 2002 as compared to fiscal 2001. The Company currently estimates that AP sales volumes will be in a range of between 17.0 and 18.0 million pounds during 2002. This compares to AP shipments of approximately 12.6 million pounds in fiscal 2001. The expected increase in AP sales volumes in fiscal 2002 as compared to fiscal 2001 results principally from an increase in AP used in the Minuteman program and AP used in commercial space launch vehicles. However, not all of the expected AP sales volume in fiscal 2002 is subject to existing purchase orders and, accordingly, there can be no assurance given with respect to the AP sales volume estimate for fiscal 2002. The Company has no ability to influence the demand for AP.

Cost of Sales. Cost of sales increased $2.1 million, or 23%, in the three months ended June 30, 2002, to $11.2 million from $9.1 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 60% during the three-month periods ended June 30, 2002 and 2001.

Operating Expenses. Operating (selling, general and administrative) expenses increased $1.2 million, or 50%, in the three months ended June 30, 2002, to $3.6 million from $2.4 million in the corresponding period of 2001. The increase was primarily attributable to costs incurred in connection with certain corporate and product development activities, and an increase in costs associated with most areas of insurance coverage (see “Liquidity and Capital Resources” below).

Net Interest Expense. Net interest and other expense increased to $0.8 million in the three months ended June 30, 2002, from $0.7 million in the corresponding period of the prior year, primarily as a result of lower interest rates earned on cash and cash equivalents balances.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Sales and Operating Revenues. Sales increased $9.6 million, or 23%, during the nine months ended June 30, 2002, to $51.7 million from $42.1 million in the corresponding period of the prior year. The increase was principally due to an increase in specialty chemical sales of approximately $10.5 million and an increase in real estate sales of approximately $2.1 million, partially offset by a decrease in environmental protection equipment sales of approximately $3.0 million. The increase in specialty chemical sales resulted principally from increased perchlorate shipments, offset in part by a decrease in shipments of sodium azide and Halotron®.

Cost of Sales. Cost of sales increased $4.5 million, or 16%, in the nine months ended June 30, 2002, to $32.6 million from $28.1 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 63% during the first nine months of this fiscal year as compared to 67% during the same period last year. The decrease in the percentage of cost of sales to sales was principally attributable to increased specialty chemical sales volumes, an increase in higher margin real estate sales and the significant increase in power costs in the first half of fiscal 2001 described above.

Operating Expenses. Operating expenses were $9.7 million during the nine-month period ended June 30, 2002 compared to $7.2 million in the corresponding period of the prior year. The increase was primarily attributable to costs incurred in connection with facility security reviews, certain corporate and product development activities, and an increase in costs associated with most areas of insurance coverage (see “Liquidity and Capital Resources” below).

Net Interest Expense. Net interest and other expense increased to $2.5 million in the nine months ended June 30, 2002, from $2.0 million in the corresponding period of the prior year, principally as a result of lower interest rates earned on cash and cash equivalents balances.

Segment Operating Income. Operating income (loss) of the Company’s industry segments during the nine-month periods ended June 30, 2002 and 2001 was as follows:

	2002	2001
Specialty chemicals	$7,803,000	$5,019,000
Environmental protection equipment	(650,000)	427,000
Real Estate	2,290,000	1,395,000

Total	$9,443,000	$6,841,000

The increase in operating income in the Company’s specialty chemicals industry segment was primarily attributable to increased perchlorate sales, that were partially offset by decreases in sodium azide and Halotron® sales. The decrease in operating performance of the environmental protection equipment segment was principally due to decreased sales. The increase in operating income in the Company’s real estate segment was primarily a result of increased sales.

Inflation

General inflation did not have a significant effect on the Company’s sales and operating revenues or costs during the three-month or nine-month periods ended June 30, 2002 or 2001. General inflation may have an effect on gross profit in the future as certain of the Company’s agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate the Company from increases in costs associated with inflation. As discussed above, the Company has recently experienced significant increases in certain raw material costs and power costs, although the Company believes that such increases are not specifically related to the effects of general inflation.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2.6 million and $4.5 million during the nine-months ended June 30, 2002 and 2001, respectively. The decrease in cash flows from operating activities was principally due to an increase in receivables relating solely to the timing of shipments. The Company believes that its cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of its operations. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron®, may have an effect on the use and availability of cash.

Capital expenditures were $1.4 million during the nine months ended June 30, 2002, compared to $1.3 million during the same period last year. Capital expenditures relate primarily to specialty chemical segment capital improvement projects.

As noted above, the Company’s operating expenses increased significantly during the three-month and nine-month periods ended June 30, 2002. Most of the increases in operating expenses relate to costs incurred in connection with corporate and product development activities. The Company has incurred increased costs relating to the evaluation and investigation of the potential for alternative uses and applications of certain of its existing and related products. Some of these opportunities may involve partnering or possible joint venture arrangements with others. In addition, during the nine-month period ended June 30, 2002, the Company has experienced increases in operating expenses as a result of detailed due diligence activities directly related to corporate development opportunities.

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

During the nine-month period ended June 30, 2002, the Company spent approximately $0.3 million on the repurchase of its Common Stock. The Company may (but is not obligated to) continue to repurchase its Common Stock but is limited in its ability to use cash to repurchase stock by certain covenants contained in the Indenture governing the Notes.

Contractual Obligations and Commitments.    The following tables summarize the Company’s fiscal year (2002 is for the remaining three-month period ending September 30, 2002) contractual obligations and commitments as of June 30, 2002.

	Payments Due by Period
	Total	2002	2003	2004	2005 and Thereafter
Contractual Obligations
Long-term debt	$40,600,000	$	$	$	$40,600,000
Operating leases	2,063,000	138,000	550,000	550,000	825,000
SERP obligation	2,080,000	30,000	120,000	120,000	1,810,000

Total contractual obligations	$44,743,000	$168,000	$670,000	$670,000	$43,235,000

	Amount of Commitment Expiration by Period
	Total Amounts Committed	2002	2003	2004	2005 and Thereafter
Other Commitments
Letters of credit	$1,600,000	$1,100,000	$200,000	$100,000	$200,000

Total other commitments	$1,600,000	$1,100,000	$200,000	$100,000	$200,000

Forward-Looking Statements/Risk Factors

Certain matters discussed in this Report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below.

The following risk factors, among others, may cause the Company’s operating results and/or financial position to be adversely affected from time to time:

1.
(a) Declining demand (including excess customer inventories) or downward pricing pressure for the Company’s products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA that would cause a decrease in demand for AP, (c) the results achieved by the Suspension Agreement resulting from the Company’s anti-dumping petition against foreign sodium azide producers and the possible termination of such agreement, (d) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron®, (e) the ability and desire of purchasers to change existing products or substitute other products for the Company’s products based upon perceived quality, environmental effects and pricing, (f) future power costs including the ultimate impact of the settlement of the Company’s disputes concerning its power agreement, and (g) the fact that perchlorate chemicals, sodium azide, Halotron® and the Company’s environmental products have limited applications and highly concentrated customer bases.

2.
Competitive factors including, but not limited to, the Company’s limitations respecting financial resources and its ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and recently, in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire extinguishing businesses.

3.	Underutilization of the Company’s manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs and reductions in margins.

4.
Risks associated with the Company’s real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing and regulatory and environmental matters that may have a negative impact on sales or costs.

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

7.	The results of the Company’s periodic review of impairment issues.

8.	The dependence upon a single facility for the production of most of the Company’s products.

9.
Provisions of the Company’s Certificate of Incorporation and By-laws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirors to obtain a control position in the Company.