Form 10-Q/A
period 2002-06-30
AMERICAN PACIFIC CORP
filed 2002-08-08
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

Commission File Number 1-8137

OR

Transition Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-6490478 (IRS Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300 Las Vegas, NV (Address of principal executive offices)	89109 (Zip Code)

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a)    99.1    Certification of Principal Executive Officer

  99.2    Certification of Principal Financial Officer

b)    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

By:	/s/ JOHN R. GIBSON
John R. Gibson Chief Executive Officer and President

Date: August 8, 2002

By:	/s/ DAVID N. KEYS
David N. Keys Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer

Date: August 8, 2002

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

In January 2002, American Azide Corporation (“AAC”), an indirect wholly-owned subsidiary of the Company, was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles—Southwest District. The complaint names in excess of forty defendants, including AAC’s principal sodium azide customer, Autoliv ASP, Inc. (“Autoliv”). The complaint alleges, among other things, “toxic injuries” as a result of the deployment of an airbag. The plaintiffs have submitted a Statement of Damages to the Court for approximately $10.2 million. In March 2002, AAC filed a motion to quash service of summons that was denied by the Court. AAC has not determined whether its sodium azide was actually a raw material used by the manufacturer of the airbag inflator device subject to the complaint. The Company believes the allegations in the complaint are wholly without merit.

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