Form 10-K
period 2002-09-30
AMERICAN PACIFIC CORP
filed 2002-11-19
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

Commission File Number 1-8137

AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300, Las Vegas, Nevada	89109
(Address of principal executive office)	(Zip Code)

(702) 735-2200
(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2002, was approximately $56.0 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of October 31, 2002, was 7,255,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Hereof

Definitive Proxy Statement for 2003 Annual Meeting of Stockholders to be filed not later than January 28, 2003.

Part IV Hereof

S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 2000, 1999, 1997 and 1995; S-2 Registration Statement (33-36664); Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998; Form 8-A dated August 6, 1999; S-3 Registration Statement (33-52196); S-8 Registration Statement (33-52898); S-8 Registration Statement (333-53449); S-8 Registration Statement (333-62566); S-4 Registration Statement (333-49883) and Current Reports on Forms 8-K dated February 28, 1992 and November 9, 1999.

PART I

Item 1.    Business

Overview

American Pacific Corporation is principally engaged in the production of a specialty chemical, ammonium perchlorate (“AP”), which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. AP is employed in the Space Shuttle, the Minuteman missile, the Delta and Atlas families of commercial space launch vehicles, a number of defense related missiles and rockets, and most other solid fuel rocket motors. AP customers include contractors of the National Aeronautics and Space Administration (“NASA”), the Department of Defense (“DOD”) and certain commercial space launch vehicle programs used to launch satellites for communication, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring. The terms “Company”, “we”, “us”, and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

We also produce a variety of other specialty chemicals and environmental protection equipment for niche applications, including: (i) other perchlorate chemicals used principally in explosives and the inflation of automotive airbags; (ii) sodium azide, used primarily in the inflation of automotive airbags and certain pharmaceutical applications; (iii) Halotron products, used to extinguish fires; and (iv) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater. In addition, we have interests in two real estate assets in the Las Vegas, Nevada area. These interests consist of approximately 34 remaining acres of improved undeveloped land in an industrial park and a 50% interest in a master planned residential community. All homes in the residential community have been sold and the venture is currently winding down its operations. We do not expect to receive any significant cash returns from this venture in the future.

See Note 11 to our Consolidated Financial Statements for financial information concerning our operating segments. Our perchlorate chemicals accounted for approximately 73%, 68% and 69% of revenues during the years ended September 30, 2002, 2001 and 2000, respectively.

Specialty Chemicals

Perchlorate Chemicals

Strategy

In March 1998, we acquired certain assets and rights of Kerr-McGee Chemical Corporation (“Kerr-McGee”) related to its production of AP (the “Acquisition). By virtue of the Acquisition, we effectively became the only North American producer of AP. Our strategy is to maintain and enhance our position as the premier world-wide producer of AP and other perchlorate chemicals.

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

We have supplied AP for use in space programs for over 40 years, beginning with the Titan program in the early 1960’s. Today, our principal space customers are Alliant Techsystems, Inc. (“Alliant”) for the Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We are also a qualified supplier of AP to a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs. We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.

Demand for AP declined throughout the 1990’s. In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the AP industry, we consummated the Acquisition with Kerr-McGee. See “Perchlorate Chemicals – Kerr-McGee Acquisition.” Subsequent to the Acquisition in 1998, our annual sales volumes for our top grade of AP were approximately 20.2 million, 16.4 million, 12.6 million and 16.4 million pounds during the fiscal years ended September 30, 1999, 2000, 2001 and 2002, respectively. Based principally upon information we have received from our major customers, we estimate that annual AP demand will be between 16.0 million and 20.0 million pounds over the next five years. However, demand for AP is program specific and dependent upon, among other things, governmental appropriations. We have no ability to influence the demand for AP.

We are exploring other uses for propellant and non-propellant grade AP that include explosives and munitions applications. In addition, we produce other perchlorate chemicals including sodium perchlorate, which is used principally in explosives, and potassium perchlorate, which is primarily used in the inflation of certain types of automotive airbags. The dollar amount of sales of sodium and potassium perchlorates has historically been relatively small compared to AP sales.

Customers

Prospective purchasers of AP consist principally of contractors in programs of NASA and the DOD. As a practical matter, the specialized nature of the activities of these contractors restricts competitive entry by others. Therefore, there are relatively few potential customers for AP, and individual AP customers account for a significant portion of our revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors.

During 2001, Alliant acquired the Thiokol Propulsion Division (“Thiokol”) of Alcoa. Alliant (including Thiokol) accounted for 51%, 60% and 51% of our revenues during the fiscal years 2002, 2001 and 2000, respectively.

Thiokol Agreement

In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us. In addition to the AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of a specific grade of AP sold by us to all of our customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008. See below for a discussion of the impact of the Alliant acquisition of Thiokol in 2001 on this agreement.

Alliant Agreement

In connection with the Acquisition, we entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause our AP to be qualified on all new and current programs served by Alliant’s Bacchus Works. We have agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol will remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Backlog

As of November 15, 2002, we had a backlog of approximately $8.1 million for delivery of perchlorate chemicals in fiscal 2003.

Manufacturing Capacity and Process

Production of AP at our manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of AP annually and is readily expandable to 40.0 million pounds annually. We also produce commercial quantities of other perchlorate chemicals at this facility. AP produced at the facility and propellants incorporating such AP have qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta and Atlas programs.

Our AP facility is designed to site particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of our AP customers, insurance carriers and governmental authorities.

AP is manufactured by electrochemical processes using our proprietary technology. The principal raw materials used in the manufacture of AP (other than electrical energy) are salt, sodium chlorate, graphite, ammonia and hydrochloric acid. All of the raw materials used in the AP manufacturing process have been available in commercial quantities, and we have had no difficulty in obtaining necessary raw materials.

During the first six months of fiscal 2001, we received power bills from Utah Power that were approximately $1.5 million in excess of average historical amounts. During this period, we purchased greater quantities of certain raw materials because of these excessive power costs. In the second half of 2001, we recovered the excessive power costs through a settlement and curtailment arrangement with Utah Power. This arrangement resulted in net power costs that were approximately $1.0 million less in fiscal 2001 compared to average historical annual amounts. We now purchase power from Utah Power under the equivalent of Utah’s Electric Service Schedule No. 9.

Competition

Upon consummation of the Acquisition, we effectively became the sole North American producer of AP. We are aware of production capacity for AP in France, Japan and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign AP producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing an AP facility, and our established relationships with key customers constitute significant hurdles to entry for prospective competitors.

Kerr-McGee Acquisition

On March 12, 1998 we acquired, pursuant to a purchase agreement with Kerr-McGee, certain intangible assets related to Kerr-McGee’s production of AP (the “Rights”) for a purchase price of $39.0 million. The

Acquisition did not include Kerr-McGee’s production facilities (the “Production Facilities”) and certain water and power supply agreements used by Kerr-McGee in the production of AP. Under the purchase agreement, Kerr-McGee ceased the production and sale of AP, although the Production Facilities may continue to be used by Kerr-McGee for production of AP under certain limited circumstances not competitive with our operations. Kerr-McGee also reserved a perpetual, royalty-free, nonexclusive license to use any of the technology forming part of the Rights as may be necessary or useful to use, repair or sell the Production Facilities.

Under the purchase agreement, Kerr-McGee has agreed to indemnify us against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. We have agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of our warranties, representations and covenants. The indemnification obligations under the purchase agreement expire on March 12, 2003, except as to any claim in respect of which notice is given prior to that date.

Financing

On March 12, 1998, we sold $75.0 million in principal amount of unsecured senior notes (the “Notes”). A portion of the net proceeds from the sale of the Notes ($39.0 million) was used to effect the Acquisition. The Notes mature on March 1, 2005. Interest on the Notes is paid in cash at a rate of 9-1/4% per annum on each March 1 and September 1, which commenced September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation, ranks pari passu in right of payment with all existing and future senior indebtedness and is senior in right of payment to all future subordinated indebtedness. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. Since their issuance, we have repurchased and retired approximately $34.4 million in principal amount of Notes.

The Notes are redeemable at our option through February 28, 2003, at a redemption price of 104.625% of the principal amount of the Notes. During the twelve-month period beginning March 1, 2003, the Notes are redeemable at a redemption price of 102.313% of the principal amount of the Notes. We intend to redeem the Notes on March 1, 2003. The total cost of the redemption, including interest on the Notes, will be approximately $43.4 million. We will recognize a loss on the redemption of the Notes of approximately $0.9 million.

Sodium Azide

Sodium Azide Facility

In July 1990, we entered into agreements with Dynamit Nobel A.G. (“Dynamit Nobel”) under which it has licensed to us on an exclusive basis for the North American market its technology and know-how for the production of sodium azide, the principal component of a gas generant used in certain automotive airbag safety systems. In addition, Dynamit Nobel provided technical support for the design, construction and startup of the facility. The facility was constructed on land owned by us in Iron County, Utah for its owner and operator, American Azide Corporation (“AAC”), our wholly-owned indirect subsidiary. Our obligation to make royalty payments to Dynamit Nobel under the license was suspended in 1995.

Financing

On February 21, 1992, we concluded a $40.0 million financing for the design, construction and startup of the sodium azide facility through the sale of our 11% noncallable subordinated secured term notes (the “Azide Notes”). On March 12, 1998, we repurchased the then remaining $25.0 million principal amount outstanding of the Azide Notes with funds obtained through the issuance of the Notes. In connection with the issuance of the Azide Notes, we issued Warrants (“the Warrants”) to the purchasers of the Azide Notes, which are exercisable for a 10-year period on or after December 31, 1993, to purchase shares of our Common Stock. The exercise price of the Warrants is $14.00 per share. At a $14.00 per share exercise price, 2,857,000 shares could be purchased under the Warrants. The Warrants contain additional provisions for a reduction in exercise price in the event that we issue or are deemed to issue stock, rights to purchase stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends or in the event of certain stock splits, mergers or similar transactions. The Warrants are exercisable, at the option of their holders, to purchase up to 20% of the Common Stock of AAC, rather than our Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC’s capital, adjusted for earnings and losses, plus interest from the date of contribution.

We may call up to 50% of the Warrants at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the Azide Notes’ yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered under the Securities Act of 1933, as amended, on one occasion, as well as certain incidental registration rights.

Market

A number of firms have devoted extensive efforts to the development of automotive airbag safety systems. These efforts initially resulted in the acceptance by the automobile industry and the consuming public of an inflator for automotive airbags that was based principally upon sodium azide, combined in tablet or granule form with limited amounts of other materials. A number of other inflator technologies have since been commercially developed and have gained substantial market share, resulting in a decline in demand for sodium azide. Based principally upon market information received from inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time. Currently, demand for sodium azide is substantially less than supply on a worldwide basis.

In January 1996, we filed an antidumping petition against certain Japanese importers of sodium azide with the United States International Trade Commission (the “ITC”) and the United States Department of Commerce (“Commerce”). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide had been sold in the United States at prices that were significantly below fair value. Commerce’s preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce’s preliminary determination followed a March 1996 preliminary determination by the ITC that dumped Japanese imports had caused material injury to the U.S. sodium azide industry.

On January 7, 1997, the antidumping investigation initiated by Commerce, based upon our petition, against the three Japanese producers of sodium azide was suspended by agreement. It is our understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for an indeterminate period. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement required that it make all necessary price revisions to eliminate all United States sales at below “Normal Value,” and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended, in connection with its future sales of sodium azide in the United States. The Suspension Agreement expired on December 31, 2001.

Customers

Autoliv ASP, Inc. (“Autoliv”) accounted for approximately 8%, 12% and 14% of our revenues during the fiscal years 2002, 2001 and 2000, respectively. We are also qualified to supply sodium azide to TRW, Inc. (“TRW”), the other major supplier of airbag inflators in the United States, but TRW’s requirements have been supplied by our competitors.

Competition

We believe that current competing production capacity includes one producer in Japan and at least three producers in India. In addition, certain capacity has been idled in Canada and Japan. As noted above, worldwide demand for sodium azide is substantially less than worldwide supply.

In the fiscal years 2000 and 1997, we recognized impairment charges of $9.1 million and $52.6 million, respectively, relating to the fixed assets used in the production of sodium azide. (See Note 12 to our Consolidated Financial Statements.)

Halotron

Halotron is a fire extinguishing system composed of proprietary chemicals and hardware designed to replace halons, which are brominated CFC chemicals that have been widely used as fire extinguishing agents in military, industrial, and commercial applications since the early 1970’s. The impetus for the invention and improvement of Halotron was the discovery during the 1980’s that halons are highly destructive to the stratospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation.

Use of Halons

Halons have been used throughout the world in modalities that range from hand-held fire extinguishers to extensively engineered fixed systems. They are generally of two types, streaming and total flooding systems. Streaming systems rely upon the focused projection of a slowly gasifying liquid over distances of up to 50 feet from the point of projection. Total flooding systems release a quickly gasifying liquid or gas into a confined space, extinguishing any ongoing combustion and, in limited instances, inerting a space to prevent combustion. Halon 1211, principally a streaming agent, was used on aircraft and aircraft flightlines, on small boats and ships, in chemically clean rooms and laboratories, telecommunication facilities, hotels, manufacturing facilities and other commercial and industrial facilities, including those in the petroleum industries. Its worldwide production peaked in 1988 at 20,000 metric tons. Halon 1301, principally a flooding agent, protects such installations as computer, electronic and equipment rooms, ship and other engine room spaces, petroleum handling stations and repositories of literature and cultural heritage. Its worldwide production peaked in 1988 at 12,500 metric tons.

Customers and Market

The end-user market for halons and consequently, Halotron, is divided into several segments. The government segment consists of the armed services and other agencies, including the Department of Energy, NASA and governmental offices, laboratories and data processing centers. Historically, military applications have predominated in this segment. It will be critical to our efforts to market Halotron to the military that military specifications for the procurement of halon replacements include Halotron. We are not aware of any military specifications for halon replacements that have been issued to date.

Commercial market segments include fire critical industries such as utilities, telecommunications, oil and gas exploration and production, manufacturing, railroad, retail, wholesale, ocean transport and commercial aviation. Other market segments include schools, hotels, other business organizations and small users that typically follow selections made by the industry users described above.

Halotron I, the first phase of Halotron, has been extensively and successfully tested. In 1993, Halotron I was approved by the United States Environmental Protection Agency (the “EPA”) as a replacement agent for Halon 1211. During 1995, the Federal Aviation Administration (“FAA”) approved Halotron I as an acceptable airport ramp firefighting agent, concluding that Halotron I will extinguish flightline fires in a manner similar to

Halon 1211. Furthermore, in 2002, the FAA approved a Halotron I extinguisher for use on civilian commercial transport aircraft.

Together with distributors Amerex Corporation (“Amerex”), Badger Fire Protection (“Badger”), Kidde Fyrnetics (“Kidde”) and Buckeye Fire Equipment Company (“Buckeye”), we have successfully completed Underwriters Laboratories (“UL”) fire tests for a number of sizes of portable and wheeled fire extinguishers using Halotron I in streaming agent applications. We now have four of the five major domestic fire extinguisher companies manufacturing and distributing UL listed portable fire extinguishers using Halotron I. We are also marketing Halotron I to other domestic and international fire extinguisher manufacturers.

We recently introduced Halotron II, a total flooding agent designed for certain niche clean agent markets. Halotron II has a zero Ozone Depletion Potential (“ODP”) and a relatively low Global Warming Potential (“GWP”). Sales of Halotron II to date have not been significant.

In order for us to increase market share for Halotron I and Halotron II and achieve a long term presence in the industry, it may be necessary to expend considerable additional funds and effort in research and development. Although Halotron I has an ODP that is virtually zero and therefore significantly lower than that of halons and that meets current environmental standards, potential users of halon replacements may eventually require a product with an absolute zero ODP. Accordingly, the product life of Halotron I may be limited, and we may be required to produce other agents that can meet increasingly stringent standards. There can be no assurance that we will be capable of identifying and producing such agents or that a competitor or competitors will not develop fire extinguishing agents with comparable or superior qualities.

Competition

Potential halon alternatives (not in-kind) and substitutes (halocarbons) compete as to performance characteristics, environmental effects and cost. Performance characteristics include throwability, visibility after application, after-fire damage, equipment portability and versatility, low and high temperature performance, corrosion probability, shelf life and efficiency. The environmental and human health effects include ODP, GWP and toxicity. Potential halon alternatives include water, carbon dioxide and a variety of chemicals in liquid, foam and powder form. It is likely that competitors producing alternatives and substitutes will be larger, will have as much or more experience in the production of fire extinguishing chemicals and systems and will have greater financial resources than those available to us.

FE-36™, a Dupont product, is our primary competition in the streaming agent market, or for Halotron I. In 2001, 3M introduced a Halon 1211 and Halon 1301 replacement agent called Novec 1230™, although we do not believe this agent has achieved any significant market share. Great Lakes Chemical Corp. and Dupont have products that are widely used in the total flooding market. In addition, there are currently no domestic use restrictions on halon, so that potential customers for halon substitutes may continue to use existing halon-based systems in their possession until the supply is exhausted, which could be a substantial period of time for some users.

Halotron Facility

We have designed and constructed a clean fire extinguishing agent manufacturing facility that has an annual capacity of at least 6.0 million pounds, located on our land in Iron County, Utah.

Real Estate Assets

At September 30, 2002, we owned approximately 34 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. This land is held for sale. We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah that are dedicated to our growth and diversification.

In addition, we hold a 50% interest in the Ventana Canyon joint venture residential project located in the Las Vegas, Nevada area. All homes have been sold and the venture is currently winding down its operations. We do not expect to receive any significant cash returns from the venture in the future.

Environmental Protection Equipment

We engineer and manufacture equipment for a wide range of applications. These systems utilize an electrochemical process, which is an extension of one of our core competencies, to produce chemicals such as sodium hypochlorite on site at the point of use. The industries and specific applications in which our equipment is used include the following: (i) our ChlorMaster systems used by municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) our ChlorMaster systems used by power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits and (iii) our OdorMaster scrubber used by composting plants for the deodorizing of malodorous compounds in contaminated air.

At the heart of these systems is a proprietary bi-polar electrochemical cell which uses brine or seawater to produce the necessary chemicals. For drinking water applications, these cells are supplied with an NSF® certification.

Our systems are marketed domestically by independent sales representatives and overseas by sales representatives and licensees. We also receive a significant amount of direct sales leads as a result of advertising and through the attendance of key trade shows.

We compete both with companies that utilize other technologies and those that utilize technologies similar to ours. Most of these companies are substantially larger than us. Our success depends principally upon our ability to be cost competitive and, at the same time, to provide a quality product.

As of October 31, 2002, our environmental protection equipment division had a backlog of approximately $1.3 million.

Intellectual Property

The following are registered trademarks and service marks pursuant to applicable intellectual property laws and are the property of American Pacific Corporation or our subsidiaries: Halotron®, OdorMaster®, and ChlorMaster®.

Product Development and Enhancement

Our existing laboratory facilities are located on the premises of our perchlorate production activities and are used to support those activities and our sodium azide and Halotron production activities. We also conduct development programs directed toward enhancement of product quality and performance and the development of complementary or related products at these facilities.

Insurance

Our insurance currently includes property insurance on all of our facilities and business interruption insurance. We also maintain certain liability insurance. We believe that the nature and extent of our current insurance coverages are adequate. We have not experienced difficulty obtaining these types of insurance, although the cost of such insurance has increased significantly over the last few years.

Government Regulation

As a supplier to United States government projects, we have been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of our contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. Our AP pricing practices have been and may be reviewed by our customers and by certain government agencies.

Environmental Regulation

Our operations are subject to extensive Federal, State and local regulations governing, among other things, emissions to air, discharges to water and waste management. We believe that we are currently in compliance in all material respects with all applicable environmental, safety and health requirements and, subject to the matters discussed below, we do not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of our manufacturing plants entails risk of adverse environmental and health effects (not covered by insurance) and there can be no assurance that material costs or liabilities will not be incurred to rectify any future occurrences related to environmental or health matters.

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the EPA’s Contaminant Candidate List and will likely be regulated. We manufactured AP at a facility on the Henderson site until the facility was destroyed in the May 1988 incident, described below, after which we relocated our AP production to our current facilities in Iron County, Utah. For many years, Kerr-McGee operated an AP production facility at a site near our Henderson site.

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $4.5 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years. However, we recently began a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method.

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates. The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water. Certain states have also set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. We understand that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.

Safety Considerations

We have one major operating facility located in Iron County, Utah. The loss or shutdown of operations over an extended period of time at such facility would have a material adverse effect on us. Our operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of products and wastes, including explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks, such as required remediation of contamination. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and could result in suspension of operations and the imposition of civil or criminal penalties. We maintain property, business interruption and liability insurance at levels which we believe are in accordance with customary industry practice, but there can be no assurance that we will not incur losses beyond the limits or outside the coverage of our insurance.

AP, in the particle sizes and chemical purities produced by us, is categorized for transportation purposes by the United States Department of Transportation (“DOT”) as a Class IV oxidizer. Such classification indicates that the DOT considers AP to be non-explosive, non-flammable and non-toxic. Our AP manufacturing plant was constructed in a manner intended to minimize, to the extent of known technologies and safety measures, the combination of AP with other materials in a manner that could result in explosions or combustion. However, no assurance can be given that our safety precautions will be effective in preventing explosions, fires and other such events from occurring. On July 30, 1997, an explosion and fire occurred at our AP production facility in Iron County, Utah. Although damage to our property was confined to a relatively small area, the incident left one employee dead and three others injured, one seriously. As a result of this incident, the Utah Occupational Safety and Health Division of the Utah Labor Commission cited us for violation of certain applicable Utah safety regulations in connection with the handling of AP and assessed fines totaling $5,250. Although we have taken steps to improve safety measures and training in response to this incident, there can be no assurance that such measures will be effective in preventing other such events in the future.

On May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. Although our current facility is designed to site particular components of the manufacturing process in discrete areas of the facility and incorporates modern equipment and materials handling systems designed, constructed and operated in accordance with the operating and safety requirements of our customers, insurance carriers and governmental authorities, there can be no assurance that another incident would not interrupt some or all of the activities carried on at our current manufacturing site.

Sodium azide is a strong reducing agent and is classified by the DOT as a poison. Its manufacture entails certain hazards with which we have become familiar over the course of time. Our method of production is intended to limit the quantity of sodium azide in process at any one time and to utilize known safety measures in an effort to lessen attendant risks.

In late 1992, a fire occurred in a sodium azide reactor vessel at our facility during start-up and testing of the reactor vessel. In addition, fires are reported to have affected production at a competitor’s facility in the past. There can be no assurance that a fire or other incident will not occur at our sodium azide production facility in the future. On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee. No other employees were involved and there was no significant damage to the facility. We have been working with Utah OSHA to gather evidence of the exact cause and origin of the incident. We believe that we have statutory immunity as an employer under the applicable worker’s compensation laws of the State of Utah. However, we have been fined by Utah OSHA as a result of this incident. We believe that the ultimate payment by us for these fines will be less than $200,000.

We believe that exposure to sodium azide after an airbag is installed in an automobile is highly unlikely due to the way in which sodium azide is used and to the housing in which it is encased. However, in January 2002, AAC was named as a defendant in a complaint relating to airbag deployment. See Item 3. Legal Proceedings.

Employees

At September 30, 2002, we employed approximately 215 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain of our employees, no such certification has been granted and we do not have collective bargaining agreements with any of our employees. We consider our relationships with our employees to be satisfactory.

Item 2.    Properties

The following table sets forth certain information regarding our properties at September 30, 2002.

Location	Principal Use	Approximate Area or Floor Space	Status		Approximate Annual Rent
Iron County, UT	Perchlorate Manufacturing Facility (a)	217 acres	Owned		—
Iron County, UT	Sodium Azide Manufacturing Facility (b)	41 acres	Owned		—
Iron County, UT	Halotron Manufacturing Facility (c)	6,720 sq. ft.	Owned		—
Las Vegas, NV	Executive Offices	22,262 sq. ft.	Leased (d	)	$550,000

(a)
This facility is used for the production of perchlorate products and environmental protection equipment. It consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Perchlorate capacity utilization rates for this production facility were approximately 66%, 51% and 69% during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

(b)
This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 30%, 33% and 40% during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

(c)	Capacity utilization rates for the Halotron production facility were approximately 8%, 11% and 7% during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

(d)
These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991, and was extended for an additional five years in March 2001. Approximately 25% of this space is currently sublet at an annual rent of approximately $130,000. (See Note 4 to our Consolidated Financial Statements.)

We consider our facilities to be adequate for our present needs and suitable for their current use. See Item 1. Business – “Real Estate Assets” for a description of our development properties in Iron County, Utah and Clark County, Nevada.

Item 3.    Legal Proceedings

In January 2002, AAC was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles – Southwest District. The complaint names a number of defendants, including AAC’s principal sodium azide customer, Autoliv. The complaint alleges, among other things, “toxic injuries” as a result of the deployment of an airbag. The plaintiffs have submitted a Statement of Damages to the Court for approximately $5.0 million. In March 2002, AAC filed a motion to quash service of summons that was denied by the Court. AAC has not yet determined whether its sodium azide was actually a raw material used by the manufacturer of the airbag inflator device subject to the complaint. We believe the allegations in the complaint are wholly without merit.

In January 2002, we received a demand for payment from Frontier Insurance Company (“Frontier”) of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier. The local developer was an owner of a company that is the managing member of a Limited Liability Company (“LLC”) in which we are also a member. The LLC recently completed development of a residential project and is winding down its operations. In 1995, we entered into indemnity agreements relating to the development of this project. In February 2002, we (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada. The complaint seeks a judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier.

The information set forth in Note 9 to our Consolidated Financial Statements regarding litigation and contingencies is incorporated herein by reference. Reference is also made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock trades on The Nasdaq Stock Market® under the symbol “APFC.” The table below sets forth the high and low sales prices of the Common Stock for the periods indicated.

	High	Low
Fiscal Year 2002
1st Quarter	$8.94	$6.46
2nd Quarter	10.40	8.06
3rd Quarter	11.40	9.11
4th Quarter	9.68	7.83

	High	Low
Fiscal Year 2001
1st Quarter	$6.94	$4.50
2nd Quarter	6.44	4.00
3rd Quarter	6.62	4.75
4th Quarter	8.43	4.81

At October 31, 2002, there were approximately 1,130 shareholders of record of our Common Stock. We have not paid a dividend on the Common Stock since our incorporation. In addition, covenants contained in the Indenture associated with the Notes restrict our ability to pay dividends. (See Note 5 to our Consolidated Financial Statements.)

Item 6.    Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
FOR THE YEARS ENDED SEPTEMBER 30,

	2002	2001	2000	1999	1998
	(in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales and operating revenues	$73,588	$63,089	$67,369	$72,834	$52,339
Cost of sales	43,529	38,186	44,279	45,834	35,792
Gross profit	30,059	24,903	23,090	27,000	16,547
Operating expenses	13,776	10,050	10,236	10,024	9,246
Impairment charge			9,084
Operating income	16,283	14,853	3,770	16,976	7,301
Interest and other income	945	1,877	1,987	1,588	1,594
Interest and other expense	4,180	4,467	5,568	6,951	5,734
Income before income taxes	13,048	12,263	189	11,613	3,161
Income taxes	4,301	4,537	(15,136)
Net income before extraordinary loss	8,747	7,726	15,325	11,613	3,161
Extraordinary loss-debt extinguishments	105		1,594	174	5,172
Net income (loss)	8,642	7,726	13,731	11,439	(2,011)
Basic net income (loss) per share	1.21	1.10	1.88	1.41	(.24)
Diluted net income (loss) per share	$1.18	$1.10	$1.86	$1.39	$(.24)
BALANCE SHEET DATA:
Cash and cash equivalents	$65,826	$51,471	$30,128	$40,434	$20,389
Inventories and receivables	21,156	19,736	20,813	18,883	23,193
Property, plant and equipment – net	7,522	7,107	7,064	17,254	19,529
Intangible assets – net	21,017	25,411	29,805	34,210	38,252
Deferred income taxes	10,128	11,103	15,406
Total assets	131,971	123,042	117,590	132,882	130,759
Working capital	82,179	67,822	43,758	53,088	34,786
Long-term debt	40,600	44,175	44,175	67,000	70,000
Shareholders’ equity	$75,637	$66,955	$59,609	$52,204	$44,029

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are principally engaged in the production of AP for the aerospace and national defense industries. In addition, we produce and sell sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our specialty chemicals operating segment. Our other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste water and seawater treatment systems.

Significant Accounting Policies.    A summary of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our Consolidated Financial Statements were prepared.

Sales and Operating Revenues.    Sales of our perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 73%, 68% and 69% of revenues during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. In general, demand for AP is driven by a relatively small number of DOD and NASA contractors. As a result, any one individual AP customer usually accounts for a significant portion of our revenues. For example, Alliant accounted for approximately 51%, 60% and 51% of our revenues during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us. In addition to the AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of a specific grade of AP sold by us to all of our customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. Such downward adjustment will have the effect of reducing revenues on AP sold to Thiokol by 20% in fiscal 2004. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

In connection with the Acquisition, we entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause our AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.

During 2001, Alliant acquired Thiokol. We have agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Demand for AP declined throughout the 1990’s. In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the AP industry, we consummated the Acquisition. Subsequent to the Acquisition in 1998, our annual sales volumes for our top grade of AP were approximately 20.2 million, 16.4 million, 12.6 million and 16.4 million pounds during the fiscal years ended September 30, 1999, 2000, 2001 and 2002, respectively. Based principally upon information we have received from our major customers, we estimate that annual AP demand will be between 16.0 million and 20.0 million pounds over the next five years. However, demand for AP is program specific and dependent upon, among other things, governmental appropriations. We have no ability to influence the demand for AP.

Sodium azide sales accounted for approximately 12%, 15% and 18% of sales during fiscal years ended September 30, 2002, 2001 and 2000, respectively. Autoliv, our principal sodium azide customer, accounted for approximately 8%, 12% and 14% of our revenues during fiscal 2002, 2001 and 2000, respectively.

Worldwide sodium azide demand declined significantly during the last three fiscal years. Our sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, and declined further by approximately 10% during fiscal 2002. Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time. We recognized impairment charges of $9.1 million in fiscal 2000 and $52.6 million in fiscal 1997 related to our sodium azide operations. (See Note 12 to our Consolidated Financial Statements.)

Sales of Halotron amounted to approximately 5%, 6% and 4% of revenues during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Halotron is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate sales amounted to approximately 9%, 5% and 4% of revenues during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The nature of real estate development and sales is such that we are unable reliably to predict any pattern of future real estate sales. In addition, real estate sales are currently estimated to be completed by the end of fiscal 2004. We do not expect to receive any significant cash returns in the future from our interest in our residential joint venture project. (See Note 4 to our Consolidated Financial Statements.)

Environmental protection equipment sales accounted for approximately 1%, 6% and 5% of revenues during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Cost of Sales.    The principal elements comprising our cost of sales are raw materials, electric power, labor, manufacturing overhead, depreciation and amortization and the book basis in real estate sold. The major raw materials used in our production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if we are unable to pass along such increases to our customers.

During the first six months of fiscal 2001, we received power bills from Utah Power that were approximately $1.5 million in excess of average historical amounts. During this period, we purchased greater quantities of certain raw materials because of these excessive power costs. In the second half of fiscal 2001, we recovered the excessive power costs through a settlement and curtailment arrangement with Utah Power. As a result of these arrangements, our net power costs were approximately $1.0 million less in fiscal 2001 compared to average historical annual amounts. We now purchase power from Utah Power under the equivalent of Utah Electric Service Schedule No. 9.

Prices paid by us for raw materials have historically been relatively stable, although we have experienced cost increases on certain raw materials, particularly on HCFC 123 used in the production of Halotron. All the raw materials used in our manufacturing processes have been available in commercial quantities, and we have had no difficulty obtaining necessary raw materials. A substantial portion of the total cash costs of operating our specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

Income Taxes.    In fiscal 1997, we established a deferred tax valuation allowance. In fiscal 2000, we released our deferred tax valuation allowance and recognized approximately $15.4 million in net deferred tax assets. (See Note 7 to our Consolidated Financial Statements).

Net Income.    Although our net income and diluted net income per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 9 to our Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate sales is not predictable; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; (v) the ability to pass on increases in raw material costs to our customers; and (vi) the magnitude, pricing and timing of AP, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain. (See “Forward Looking Statements/Risk Factors” below.)

Results of Operations

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Sales and Operating Revenues.    Sales increased $10.5 million, or 17%, to $73.6 million in fiscal 2002, from $63.1 million in fiscal 2001. This increase was principally attributable to an increase in specialty chemicals sales of $9.1 million and an increase in real estate sales of $4.4 million. This increase was partially offset by a decrease in environmental protection equipment sales of approximately $3.0 million. The increase in specialty chemicals sales resulted principally from increased perchlorate shipments, offset in part by a decrease in shipments of sodium azide and Halotron.

Real estate sales increased $4.4 million, or 169%, to $7.0 million in fiscal 2002, from $2.6 million in fiscal 2001, due to an increase in land sales in fiscal 2002 compared to fiscal 2001. These sales are expected to decline substantially in 2003 and 2004 by reason of the complete depletion of our real estate in Nevada that is held for sale.

Environmental protection equipment sales decreased $3.0 million, or 81%, to $0.7 million in fiscal 2002, from $3.7 million in fiscal 2001. As of October 31, 2002, this segment had a backlog of approximately $1.3 million.

Cost of Sales.    Cost of sales decreased $5.3 million, or 14%, to $43.5 million in fiscal 2002, from $38.2 million in fiscal 2001. As a percentage of sales, cost of sales was 59% in fiscal 2002, compared to 61% in fiscal 2001. The decrease in the percentage of cost of sales to sales was principally attributable to increased perchlorate shipments and an increase in real estate sales, which generally have a higher gross margin than our other products.

Operating Expenses.    Operating (selling, general and administrative) expenses increased $3.7 million, or 37%, in fiscal 2002 to $13.8 million, from $10.1 million in fiscal 2001. Most of the increases in operating expenses relate to costs incurred in connection with corporate and product development activities. We have incurred increased costs relating to the evaluation and investigation of the potential for alternative uses and applications of certain of our existing and related products. Some of these opportunities may involve partnering or possible joint venture arrangements with others. In addition, during the fiscal year ended September 30, 2002, we have experienced increases in operating expenses as a result of detailed due diligence activities directly related to corporate development opportunities. Operating expenses during each of the fiscal years 2002 and 2001, also include approximately $0.9 million in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 9 to our Consolidated Financial Statements.)

Segment Operating Income (Loss).    Operating income (loss) of our operating segments during the fiscal years ended September 30, 2002 and 2001 was as follows:

	2002	2001
Specialty chemicals	$13,551,000	$13,479,000
Environmental protection equipment	(1,046,000)	140,000
Real estate	3,778,000	1,234,000

Total	$16,283,000	$14,853,000

The increases in operating income in our specialty chemicals industry segment was primarily attributable to an increase in perchlorate chemical shipments, offset partially by decreased Halotron and sodium azide shipments. The increase in operating income of our real estate segment was principally due to increased land sales. The operating loss incurred in our environmental protection equipment business in fiscal 2002 was primarily due to decreased sales.

Interest and Other Income.    Interest and other income decreased to $0.9 million in fiscal 2002 from $1.9 million in fiscal 2001. The decrease was principally due to lower average interest rates earned on cash and cash equivalent balances.

Interest and Other Expense.    Interest and other expense was $4.2 million in fiscal 2002 compared to $4.5 million in fiscal 2001. This decrease was due to the repurchase of $3.6 million in Notes in January 2002.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Sales and Operating Revenues.    Sales decreased $4.3 million, or 6%, to $63.1 million in fiscal 2001, from $67.4 million in fiscal 2000. This decrease was principally attributable to lower specialty chemicals sales. Perchlorate chemical and sodium azide sales decreased approximately $5.9 million due to lower volumes. This decrease was partially offset by an increase in Halotron sales of approximately $1.3 million

In March 2000, we received notification from Thiokol of a change in the fiscal 2000 purchase order for AP that resulted in a decrease of approximately 3.23 million pounds of AP (from 10.48 million pounds of AP). We submitted a price adjustment claim under the change order and, in September 2000, negotiated and settled the claim which resulted in a $3.0 million payment from Thiokol. Sales volume levels for AP declined from approximately 16.4 million pounds in fiscal 2000 to approximately 12.6 million pounds in fiscal 2001. AP sales volumes in fiscal 1999 were approximately 20.2 million pounds. See above for a discussion of the current status of the AP market.

Real estate sales increased $0.1 million, or 4%, to $2.6 million in fiscal 2001, from $2.5 million in fiscal 2000, due to an increase in land sales in fiscal 2001 compared to fiscal 2000.

Environmental protection equipment sales increased $0.2 million, or 6%, to $3.7 million in fiscal 2001, from $3.5 million in fiscal 2000.

Cost of Sales.    Cost of sales decreased $6.1 million, or 14%, to $38.2 million in fiscal 2001, from $44.3 million in fiscal 2000. As a percentage of sales, cost of sales was 61% in fiscal 2001, compared to 66% in fiscal 2000. The decrease in the percentage of cost of sales to sales was principally attributable to decreased depreciation expense associated with our sodium azide operations, as a result of the impairment charge in fiscal 2000 discussed above. In addition, because of the settlement and curtailment arrangement discussed above, net power costs were approximately $1.0 million less in fiscal 2001 as compared to normalized historical annual amounts.

Operating Expenses.    Operating (selling, general and administrative) expenses decreased $0.1 million, or 1%, in fiscal 2001 to $10.1 million, from $10.2 million in fiscal 2000. Operating expenses during the fiscal years ended 2001 and 2000 include approximately $0.9 million and $1.0 million, respectively, in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead. (See Note 9 to our Consolidated Financial Statements.)

Segment Operating Income.    Operating income of our operating segments during the fiscal years ended September 30, 2001 and 2000 was as follows:

	2001	2000
Specialty chemicals	$13,479,000	$2,446,000
Environmental protection equipment	140,000	453,000
Real estate	1,234,000	871,000

Total	$14,853,000	$3,770,000

The increase in operating income in our specialty chemicals industry segment was primarily attributable to an impairment charge of $9.1 million recognized in fiscal 2000. The increase in operating income of our real estate segment was principally due to better margins on land sales.

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

Inflation

General inflation did not have a significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2002. General inflation may have an effect on gross profit in the future as certain of our agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation. As discussed above, we have recently experienced increases in certain raw material costs and power costs, although we believe that such increases are not specifically related to the effects of general inflation.

Liquidity and Capital Resources

Cash flows provided by operating activities were $16.8 million, $18.2 million and $19.0 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including debt related payments. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

Capital expenditures were $2.1 million, $1.6 million and $2.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flow.

During the three-year period ended September 30, 2002, we made debt related payments of approximately $28.5 million, repurchased $7.4 million of our Common Stock and issued $2.3 million of our Common Stock as a result of the exercise of outstanding stock options. We may (but are not obligated to) continue to repurchase our Common Stock, but we are limited in our ability to use cash to repurchase stock by certain covenants contained in the Indenture governing the Notes. Our Board of Directors has approved a provision in our Common Stock repurchase program to permit repurchase of Common Stock from employees and directors.

The Notes are redeemable at our option through February 28, 2003, at a redemption price of 104.625% of the principal amount of the Notes. During the twelve-month period beginning March 1, 2003, the Notes are redeemable at a redemption price of 102.313% of the principal amount of the Notes. We intend to redeem the Notes on March 1, 2003. The total cost of the redemption, including interest on the Notes, will be approximately $43.4 million. We will recognize a loss on the redemption of the Notes of approximately $0.9 million.

During the three-year period ended September 30, 2002, we received cash of approximately $11.0 million from our Ventana Canyon residential joint venture. The venture is winding down its operations and we do not expect to receive any significant cash returns from this venture in the future. (See Note 4 to our Consolidated Financial Statements.)

As a result of the litigation and contingencies discussed in Note 9 to our Consolidated Financial Statements, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. Any such costs, to the extent borne by us and not recovered through insurance, would adversely affect our liquidity. We are currently unable to predict or quantify the amount or range of such costs or the period of time over which such costs may be incurred.

Contractual Obligations and Commitments.    The following tables summarize our fiscal year contractual obligations and commitments as of September 30, 2002.

	Payments Due by Period
	Total	2003	2004	2005		2006 and Thereafter
Contractual Obligations
Long-term debt	$40,600,000				$40,600,000
Operating leases	1,925,000	$550,000	$550,000		550,000	$275,000
SERP obligation	2,130,000	120,000	120,000		120,000	1,770,000

Total contractual obligations	$44,655,000	$670,000	$670,000		$41,270,000	$2,045,000

	Amount of Commitment Expiration by Period
	Total Amounts Committed	2003	2004	2005		2006 and Thereafter
Other Commitments
Letters of credit	$2,000,000	$1,200,000	$600,000	$		$200,000

Total other commitments	$2,000,000	$1,200,000	$600,000	$		$200,000

Forward-Looking Statements/Risk Factors

Certain matters discussed in this Report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below.

The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.
(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA causing a decrease in demand for AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, (e) the fact that perchlorate chemicals, sodium azide, Halotron and our environmental products have limited applications and highly concentrated customer bases.

2.
Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and recently in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation and fire extinguishing businesses.

3.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

4.
Risks associated with our real estate activities, including, but not limited to, dependence upon the Las Vegas commercial and industrial real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing and regulatory and environmental matters that may have a negative impact on sales.

5.
The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

6.
The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 9 to our Consolidated Financial Statements and claims made by or against us relative to patents or property rights.

7.	The dependence upon a single facility for the production of most of our products.

8.
Provisions of our Certificate of Incorporation and By-laws, and Series D Preferred Stock, the potential dividend of preference stock purchase rights and related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in us.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. We have certain long-term fixed-rate debt but do not currently maintain a revolving or other bank credit facility. We believe that any market risk arising from our fixed-rate debt is not material. At September 30, 2002, we did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and we may at some time be subject to refinancing risk.

Item 8.    Financial Statements and Supplementary Data

Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2002
	1st	2nd	3rd	4th	Total
Sales and Operating Revenues	$13,117	$20,046	$18,542	$21,883	$73,588
Gross Profit	3,839	7,887	7,383	10,950	30,059
Net Income (Loss)	(5)	2,566	1,991	4,090	8,642
Diluted Net Income (Loss) Per Share	$(.00)	$.35	$.27	$.55	$1.18

	Quarters For Fiscal Year 2001
	1st	2nd	3rd	4th	Total
Sales and Operating Revenues	$11,879	$14,830	$15,353	$21,027	$63,089
Gross Profit	2,714	5,074	6,211	10,904	24,903
Net Income (Loss)	(45)	1,130	1,940	4,701	7,726
Diluted Net Income (Loss) Per Share	$(.01)	$.16	$.28	$.67	$1.10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The required information regarding directors and executive officers is incorporated herein by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2003.

Item 11.    Executive Compensation

The required information regarding executive compensation is incorporated herein by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2003.

Item 13.    Certain Relationships and Related Transactions

The required information regarding certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2003.

Item 14.    Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements

See Part II, Item 8 for an index to the Registrant’s financial statements and supplementary data.

(2)  Financial Statement Schedules

None applicable.

(3)  Exhibits

The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant’s Registration Statement on Form S-14 (File No. 2-70830), (the “S-14”).

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3B to the S-14.

3.3	Amendments to Registrant’s By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated November 9, 1999.

3.4
Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (File No. 33-52196) (the “S-3”).

3.5	Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the S-3.

3.6
Form of Indemnification Agreement between the Registrant and all Directors of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

4.1	American Pacific Corporation 1991 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-8 (File No. 33-52898).

4.2
Stock Option Agreement between Registrant and General Technical Services, Inc. dated July 11, 1995, incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the “1995 10-K”).

4.3
Stock Option Agreement between Registrant and John R. Gibson dated July 8, 1997, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the “1997 10-K”).

4.4	Stock Option Agreement between Registrant and David N. Keys dated July 8, 1997, incorporated by reference to Exhibit 10.19 to the 1997 10-K.

4.5	Form of Stock Option Agreement between Registrant and certain Directors dated May 21, 1997, incorporated by reference to Exhibit 10.21 to the 1997 10-K.

4.6	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-53449) (the “1998 S-8”).

4.7	Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.

4.8	American Pacific Corporation 2001 Stock Option Plan (the “2001 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-62566) (the “2001 S-8”).

4.9	Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.2 to the 2001 S-8.

4.10
Form of Note and Warrants Purchase Agreement dated February 21, 1992, relating to the Registrant’s previously outstanding Subordinated Secured Term Notes, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 28, 1992 (the “1992 8-K”).

4.11	Form of Warrant to purchase Common Stock of the Registrant dated February 21, 1992, incorporated by reference to Exhibit 10.4 to the 1992 8-K.

4.12	Form of Warrant to purchase Common Stock of American Azide Corporation dated February 21, 1992, incorporated by reference to Exhibit 10.5 to the 1992 8-K.

4.13
Indenture dated as of March 1, 1998, by and between the Registrant and United States Trust Company of New York, incorporated by reference to Exhibit 4.1 to Form S-4 (File No. 333-49883) (the “1998 S-4”).

4.14	Form of Tender for outstanding 9¼% Senior Notes Due 2005 in exchange for 9¼% Senior Notes due 2005 of the Registrant, incorporated by reference to Exhibit 99.3 to the 1998 S-4.

4.15
Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated August 6, 1999 (the “Form 8-A”).

4.16	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.

*10.1	Employment agreement dated January 1, 2002, between the Registrant and David N. Keys.

*10.2	Employment agreement dated January 1, 2002, between the Registrant and John R. Gibson.

10.3	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the 1999 10-K.

10.4	Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.

10.5	Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.

10.6
Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-2 (File No. 33-36664) (the “1990 S-2”).

10.7	Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

10.8
Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

10.9
Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “1998 March 10-Q”).

10.10	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant, incorporated by reference to Exhibit 10.14 to the 2000 10-K.

10.11
Partnershipping Agreement between Alliant Techsystems Incorporated (“Alliant”) and Western Electrochemical Company and letter dated November 24, 1997, from the Registrant to Alliant and revised Exhibit B with respect thereto, incorporated by reference to Exhibit 10.2 to the 1998 March 10-Q.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney, included on Page 31.

*99.1	Certification of Principal Executive Officer.

*99.2	Certification of Principal Financial Officer.

*	Filed herewith.

(b)  Reports on Form 8-K

None applicable.

(c)  See (3) above.

(d)  None applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2002	AMERICAN PACIFIC CORPORATION (Registrant)

	By:	/s/ JOHN R. GIBSON
John R. Gibson President & Chief Executive Officer

By:	/s/ DAVID N. KEYS
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

/s/ JOHN R. GIBSON	Date: November 19, 2002
John R. Gibson, Chief Executive Officer, President, and Director

/s/ DAVID N. KEYS	Date: November 19, 2002
David N. Keys, Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer and Director

/s/ FRED D. GIBSON, JR.	Date: November 19, 2002
Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: November 19, 2002
Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: November 19, 2002
Berlyn D. Miller, Director

/s/ NORVAL F. POHL	Date: November 19, 2002
Norval F. Pohl, Ph.D., Director

/s/ C. KEITH ROOKER	Date: November 19, 2002
C. Keith Rooker, Director

/s/ VICTOR M. ROSENZWEIG	Date: November 19, 2002
Victor M. Rosenzweig, Director

/s/ DEAN M. WILLARD	Date: November 19, 2002
Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: November 19, 2002
Jane L. Williams, Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, John R. Gibson, certify that:

1.	I have reviewed this annual report on Form 10-K of American Pacific Corporation, a Delaware corporation (the “registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ JOHN R. GIBSON
John R. Gibson Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, David N. Keys, certify that:

1.	I have reviewed this annual report on Form 10-K of American Pacific Corporation, a Delaware corporation (the “registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ David N. Keys
David N. Keys Principal Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and its Subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 15, 2002

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,826,000	$51,471,000
Accounts and notes receivable	6,787,000	5,401,000
Related party notes and accrued interest receivable	380,000	427,000
Inventories	13,989,000	13,908,000
Prepaid expenses and other assets	841,000	770,000
Deferred income taxes	435,000	443,000

Total Current Assets	88,258,000	72,420,000

PROPERTY, PLANT AND EQUIPMENT, NET	7,522,000	7,107,000
INTANGIBLE ASSETS, NET	21,017,000	25,411,000
DEFERRED INCOME TAXES	9,693,000	10,660,000
OTHER ASSETS, NET	5,481,000	7,444,000

TOTAL ASSETS	$131,971,000	$123,042,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,079,000	$4,598,000

Total Current Liabilities	6,079,000	4,598,000
LONG-TERM DEBT	40,600,000	44,175,000
OTHER LONG-TERM LIABILITIES	6,086,000	3,745,000

TOTAL LIABILITIES	52,765,000	52,518,000

COMMITMENTS AND CONTINGENCIES

WARRANTS TO PURCHASE COMMON STOCK	3,569,000	3,569,000

SHAREHOLDERS’ EQUITY:
Common stock—$.10 par value, 20,000,000 authorized, issued—8,824,541 in 2002 and 8,515,791 in 2001	881,000	852,000
Capital in excess of par value	82,249,000	80,106,000
Retained earnings (accumulated deficit)	6,820,000	(1,822,000)
Treasury stock (1,570,087 shares in 2002, and 1,518,587 shares in 2001)	(12,483,000)	(12,170,000)
Note receivable from the sale of stock		(11,000)
Accumulated other comprehensive loss	(1,830,000)

Total Shareholders’ Equity	75,637,000	66,955,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,971,000	$123,042,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

	2002	2001	2000

SALES AND OPERATING REVENUES	$73,588,000	$63,089,000	$67,369,000

COST OF SALES	43,529,000	38,186,000	44,279,000

GROSS PROFIT	30,059,000	24,903,000	23,090,000

OPERATING EXPENSES	13,776,000	10,050,000	10,236,000

IMPAIRMENT CHARGE			9,084,000

OPERATING INCOME	16,283,000	14,853,000	3,770,000

INTEREST AND OTHER INCOME	945,000	1,877,000	1,987,000

INTEREST AND OTHER EXPENSE	4,180,000	4,467,000	5,568,000

INCOME BEFORE INCOME TAXES	13,048,000	12,263,000	189,000

INCOME TAXES	4,301,000	4,537,000	(15,136,000)

NET INCOME BEFORE EXTRAORDINARY LOSS	8,747,000	7,726,000	15,325,000

EXTRAORDINARY LOSS-DEBT EXTINGUISHMENTS	105,000		1,594,000

NET INCOME	$8,642,000	$7,726,000	$13,731,000

BASIC NET INCOME PER SHARE:

INCOME BEFORE EXTRAORDINARY LOSS	$1.22	$1.10	$2.09

EXTRAORDINARY LOSS	(.01)		(.22)

NET INCOME	$1.21	$1.10	$1.88

AVERAGE SHARES OUTSTANDING	7,145,000	7,034,000	7,319,000

DILUTED NET INCOME PER SHARE:

INCOME BEFORE EXTRAORDINARY LOSS	$1.19	$1.10	$2.08

EXTRAORDINARY LOSS	(.01)		(.21)

NET INCOME	$1.18	$1.10	$1.86

DILUTED SHARES	7,335,000	7,052,000	7,385,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,642,000	$7,726,000	$13,731,000

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,384,000	6,303,000	8,931,000
Basis in development property sold	2,517,000	769,000	1,018,000
Impairment charge			9,084,000
Extraordinary debt charges	105,000		1,594,000
Changes in assets and liabilities:
Accounts and notes receivable	(1,328,000)	4,166,000	(612,000)
Inventories	(81,000)	(3,033,000)	(1,831,000)
Prepaid expenses and other	(2,412,000)	(176,000)	1,156,000
Deferred income taxes	975,000	4,303,000	(15,406,000)
Accounts payable and other liabilities	1,992,000	(1,894,000)	1,323,000

Total adjustments	8,152,000	10,438,000	5,257,000

Net cash from operating activities	16,794,000	18,164,000	18,988,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,080,000)	(1,624,000)	(2,458,000)
Real estate equity returns	1,385,000	5,239,000	4,399,000

Net cash from investing activities	(695,000)	3,615,000	1,941,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt related payments	(3,603,000)		(24,889,000)
Issuance of common stock	2,172,000	12,000	342,000
Treasury stock acquired	(313,000)	(448,000)	(6,688,000)

Net cash from financing activities	(1,744,000)	(436,000)	(31,235,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,355,000	21,343,000	(10,306,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,471,000	30,128,000	40,434,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$65,826,000	$51,471,000	$30,128,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$3,800,000	$4,100,000	$5,000,000

Cash paid during year for income taxes	$2,400,000	$200,000	$300,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

	Net Outstanding Number of Common Shares	Par Value of Shares Issued	Capital in excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Note Receivable from the Sale of Stock	Accumulated Other Comprehensive Loss
BALANCES, OCTOBER 1, 1999	7,832,437	$847,000	$79,757,000	$(23,279,000)	$(5,034,000)	$(87,000)
Net income				13,731,000
Issuance of common stock	45,500	5,000	337,000
Treasury stock acquired	(799,300)				(6,688,000)
Note payments						20,000

BALANCES, SEPTEMBER 30, 2000	7,078,637	852,000	80,094,000	(9,548,000)	(11,722,000)	(67,000)
Net income				7,726,000
Issuance of common stock	2,500		12,000
Treasury stock acquired	(83,933)				(448,000)
Note payments						56,000

BALANCES, SEPTEMBER 30, 2001	6,997,204	852,000	80,106,000	(1,822,000)	(12,170,000)	(11,000)
Net income				8,642,000
Other comprehensive loss							$(1,830,000)
Issuance of common stock	308,750	29,000	1,874,000
Stock option tax effects			269,000
Treasury stock acquired	(51,500)				(313,000)
Note payments						11,000

BALANCES, SEPTEMBER 30, 2002	7,254,454	$881,000	$82,249,000	$6,820,000	$(12,483,000)		$(1,830,000)

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation–The Consolidated Financial Statements include the accounts of American Pacific Corporation and Subsidiaries (the “Company”, “we”, “us”, or “our”). All significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our Consolidated Financial Statements were prepared.

Cash and Cash Equivalents–All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents.

Our investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are carried on our Consolidated Balance Sheets in the Cash and Cash Equivalents category. SFAS No. 115 requires all securities to be classified as either held-to-maturity, trading or available-for-sale. We determine the appropriate classification of our investment securities at the time of purchase and re-evaluate such determination at each balance sheet date. Pursuant to the criteria that are prescribed by SFAS No. 115, we have classified our investment securities as available-for-sale. Available-for-sale securities are required to be carried at fair value, with material unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Realized gains and losses are taken into income in the period of realization. The estimated fair value of our portfolio of investment securities at September 30, 2002 and 2001 closely approximated amortized cost. There were no material unrealized gains or losses on investment securities and no recorded adjustments to amortized cost at September 30, 2002 and 2001.

Related Party Notes and Accrued Interest Receivable–Related party notes and accrued interest receivable represent demand notes bearing interest at a bank’s prime rate from our former Chairman and a current officer.

Inventories–Inventories are stated at the lower of cost or market. Cost of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

Property, Plant and Equipment–Property, plant and equipment are carried at cost less accumulated depreciation. We periodically assess the recoverability of property, plant and equipment and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. An impairment charge of $9.1 million relating to certain specialty chemical assets was recognized in fiscal 2000. (See Note 12.) Depreciation is computed on the straight-line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

Debt Issue Costs–Debt issue costs (included in Other Assets) are amortized on the effective interest method over the terms of the related indebtedness.

Intangible Assets–During the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position. Under the provisions of SFAS No. 142, our intangible asset, related to our perchlorate acquisition in fiscal 1998, will continue to be amortized under its originally assigned life of ten years. At September 30, 2002, our intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $18.0 million. Amortization expense was approximately $4.4 million during fiscal 2002 and fiscal 2001. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

Fair Value Disclosure as of September 30, 2002:

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and other long-term liabilities–The carrying value of these items is a reasonable estimate of their fair value due to their short-term nature.

Long-term debt and warrants–Market quotations are not available for our Warrants. However, the $14 strike price of the Warrants (see Note 5) is substantially in excess of the recent trading prices of our Common Stock. On March 1, 2003, we intend to redeem our unsecured senior notes at a redemption price of 102.313% of par. (See Note 5.)

Sales and Revenue Recognition–Sales of the specialty chemicals segment are recognized as the product is shipped and billed pursuant to outstanding purchase orders. Sales of the environmental protection equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing.

Net Income Per Common Share–Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted net income per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of stock options and warrants outstanding to purchase approximately 2.9 million shares, 3.2 million shares and 3.3 million shares during the fiscal years 2002, 2001 and 2000, respectively, were not included in diluted per share calculations as the average exercise price of such options and warrants was greater than the average price of our Common Stock. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 190,000, 18,000 and 66,000 during the years ended September 30, 2002, 2001 and 2000, respectively.

Income Taxes–We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. (See Note 7.)

Comprehensive Loss–Other comprehensive loss is reported in our Consolidated Statements of Shareholders’ Equity and Accumulated other comprehensive loss is reported on our Consolidated Balance Sheets. Our only component of other comprehensive loss represents a minimum pension liability adjustment. (See Note 8.)

Recently Issued Accounting Standards–In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting

Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning October 1, 2002. We will reclassify previously reported extraordinary losses on debt extinguishments to a separate line item above income before income taxes in our Consolidated Statement of Income.

Reclassifications–Certain reclassifications have been made in the 2001 and 2000 Consolidated Financial Statements in order to conform to the presentation used in 2002.

2.    INVENTORIES

Inventories at September 30, 2002 and 2001 consist of the following:

	2002	2001
Work-in-process	$6,923,000	$8,239,000
Raw material and supplies	7,066,000	5,669,000

Total	$13,989,000	$13,908,000

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2002 and 2001 are summarized as follows:

	2002	2001
Land	$117,000	$117,000
Buildings, machinery and equipment	16,284,000	14,761,000
Construction in progress	695,000	425,000

Total	17,096,000	15,303,000
Less: accumulated depreciation	9,574,000	8,196,000

Property, plant and equipment, net	$7,522,000	$7,107,000

Depreciation expense was approximately $2.2 million, $2.1 million and $4.6 million during the years ended September 30, 2002, 2001 and 2000, respectively.

4.    REAL ESTATE ASSETS

At September 30, 2002, we owned approximately 34 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. This land is held for sale. We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah that are dedicated to our growth and diversification.

We hold a 50% interest in the Ventana Canyon joint venture residential project located in the Las Vegas, Nevada area. All homes have been sold and the venture is currently winding down its operations. During the three-year period ended September 30, 2002, we received cash returns from this venture of approximately $11.0 million. We do not expect to receive any significant cash returns from the venture in the future.

In July 1990, we contributed $0.7 million to Gibson Business Park Associates 1986-I, a real estate development limited partnership (the “Partnership”), in return for a 70% interest as a general and limited partner, and other limited partners contributed $0.3 million in return for a 30% interest as limited partners. Such other limited partners include certain current and former members of our Board of Directors. The Partnership, in turn, contributed $1.0 million to 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership (“Hughes Parkway”), in return for a 33% interest as a limited partner in Hughes Parkway. We entered into an agreement with Hughes Parkway pursuant to which we lease office space in a building in Las Vegas, Nevada. (See Note 9.)

Our real estate assets, grouped with Other Assets in our Consolidated Balance Sheet, had a total carrying value of approximately $2.5 million at September 30, 2002.

5.    LONG-TERM DEBT

Long-term debt at September 30, 2002 and 2001 is summarized as follows:

	2002	2001
9-¼% Senior unsecured notes	$40,600,000	$44,175,000
Less current portion	—	—

Total	$40,600,000	$44,175,000

On March 12, 1998, we sold $75.0 million principal amount of unsecured senior notes (the “Notes”), consummated an acquisition (the “Acquisition”) of certain assets from Kerr-McGee Chemical Corporation (“Kerr-McGee”) described in Note 6 and repurchased the remaining $25.0 million principal amount outstanding of subordinated secured notes (the “Azide Notes”).

The Notes mature on March 1, 2005. Interest on the Notes is payable in cash at a rate of 9-1/4% per annum on each March 1 and September 1, commencing September 1, 1998. The indebtedness evidenced by the Notes represents a senior unsecured obligation, ranks pari passu in right of payment with all existing and future senior indebtedness and is senior in right of payment to all future subordinated indebtedness. The Indenture under which the Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends, stock repurchases and investments. We believe we have complied with these limitations and restrictions.

Since the original issuance of the Notes, we have repurchased and retired approximately $34.4 million in principal amount of Notes at a weighted average cost of approximately 102.6% of par value. We incurred total extraordinary losses on debt extinguishment on these transactions of approximately $1.9 million.

The Notes are redeemable at our option through February 28, 2003, at a redemption price of 104.625% of the principal amount of the Notes. During the twelve-month period beginning March 1, 2003, the Notes are redeemable at a redemption price of 102.313% of the principal amount of the Notes. We intend to redeem the Notes on March 1, 2003. The total cost of the redemption, including interest on the Notes, will be approximately $43.4 million. We will recognize a loss on the redemption of the Notes of approximately $0.9 million.

We issued to the purchasers of the Azide Notes warrants (the “Warrants”), exercisable for a ten-year period commencing on December 31, 1993, to purchase shares of Common Stock at an exercise price of $14.00 per share. The maximum number of shares purchasable upon exercise of the Warrants is 2,857,000 shares. The Warrants are exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of American Azide Corporation (“AAC”), our wholly-owned subsidiary, rather than our Common Stock. In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC’s capital, adjusted for earnings and losses, plus interest from the date of contribution. The Warrants contain certain provisions for a reduction in exercise price in the event we issue or are deemed to issue stock, rights to purchase stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends, stock splits, mergers or similar transactions.

We may call up to 50% of the Warrants at prices that would provide a 30% internal rate of return to the holders thereof through the date of call (inclusive of the 11% Azide Notes’ yield). The holders of the Warrants were also granted the right to require that the Common Stock underlying the Warrants be registered on one occasion, as well as certain incidental registration rights.

We have accounted for the proceeds of the financing applicable to the Warrants as temporary capital. Any adjustment of the value assigned at the date of issuance will be reported as an adjustment to retained earnings. The value assigned to the Warrants was determined in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and was based upon the relative fair value of the Warrants and indebtedness at the time of issuance.

6.    ACQUISITION

On March 12, 1998 we acquired, pursuant to a purchase agreement with Kerr-McGee, certain intangible assets related to Kerr-McGee’s production of AP (the “Rights”) for a purchase price of $39.0 million. The Acquisition did not include Kerr-McGee’s production facilities (the “Production Facilities”) and certain water and power supply agreements used by Kerr-McGee in the production of AP. Under the Purchase Agreement, Kerr-McGee ceased the production and sale of AP, although the Production Facilities may continue to be used by Kerr-McGee for production of AP under certain limited circumstances not competitive with our operations. Kerr-McGee also reserved a perpetual, royalty-free, nonexclusive license to use any of the technology forming part of the Rights as may be necessary or useful to use, repair or sell the Production Facilities.

Under the purchase agreement, Kerr-McGee has agreed to indemnify us against loss or liability from claims associated with the ownership and use of the Rights prior to consummation of the Acquisition or resulting from any breach of its warranties, representations and covenants. We have agreed to indemnify Kerr-McGee against loss and liability from claims associated with the ownership and use of the Rights after consummation of the Acquisition or resulting from any breach of our warranties, representations and covenants. The indemnification obligations under the purchase agreement expire on March 12, 2003, except as to any claim in respect of which notice is given prior to that date.

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division (“Thiokol”) of Alcoa with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us. In addition to the AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of a specific grade of AP sold by us to all of our customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. Such downward adjustment will have the effect of reducing revenues on AP sold to Thiokol by 20% in fiscal 2004. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

In connection with the Acquisition, we also entered into an agreement with Alliant Techsystems, Inc. (“Alliant”) to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause our AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.

During 2001, Alliant acquired Thiokol. We have agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol will remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

7.    INCOME TAXES

We account for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of our assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not. These future tax benefits are measured by applying currently enacted tax rates.

The following table provides an analysis of our income taxes for the years ended September 30:

	2002	2001	2000
Current	$3,282,000	$234,000	$270,000
Deferred (federal and state)	975,000	4,303,000	(15,406,000)

Income taxes	$4,257,000	$4,537,000	$(15,136,000)

A valuation allowance for net deferred tax assets was established in 1997. In accordance with the provisions of SFAS No. 109, in fiscal 2000 we released our deferred tax valuation allowance and recognized the benefits of our net deferred tax assets. Net deferred tax assets are composed, for the most part, of depreciation and amortization, accruals and alternative minimum tax credits. The alternative minimum tax credit carryforward, valued at approximately $0.7 million, may be carried forward indefinitely as a credit against regular tax.

Income taxes for the years ended September 30, 2002, 2001 and 2000 differ from the amount computed at the federal and state income tax statutory rates as a result of the following:

	2002	%	2001	%	2000	%
Expected provision (credit) for Income taxes	$4,515,000	35.0%	$4,169,000	34.0%	$(435,000)	(34.0)%
Adjustment:
Nondeductible expenses	24,000	0.2%	43,000	0.3%	30,000	2.4%
Other	(282,000)	(2.2)%	325,000	2.7%	(14,731,000)	(1150.9)%

Credit for income taxes	$4,257,000	33.0%	$4,537,000	37.0%	$(15,136,000)	(1182.5)%

The components of net deferred taxes at September 30, 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000
Deferred tax assets:
Amortization	$3,004,000	$2,003,000	$1,228,000
Property	7,231,000	6,860,000	5,428,000
Net operating losses		1,314,000	7,485,000
Alternative minimum tax credits	706,000	1,643,000	1,460,000
Reorganization costs	160,000	219,000	129,000
Inventory capitalization	156,000	259,000	375,000
Accruals	1,549,000	1,988,000	1,313,000
Other	1,524,000	1,119,000	677,000

Total deferred tax assets	$14,330,000	$15,405,000	$18,095,000

Deferred tax liabilities:
Accrued income and expenses	$(2,102,000)	$(1,740,000)	$(1,689,000)
Other	(2,100,000)	(2,563,000)	(400,000)

Total deferred tax liabilities	(4,202,000)	(4,302,000)	(2,689,000)

Net deferred tax assets	$10,128,000	$11,103,000	$15,406,000

8.    EMPLOYEE BENEFIT PLANS

We maintain a group health and life benefit plan, an employee stock ownership plan (“ESOP”) that includes a Section 401(k) feature, a defined benefit pension plan (the “Plan”), and a supplemental executive retirement plan (“SERP”). The ESOP permits employees to make contributions. We do not presently match any portion of employee ESOP contributions.

All full-time employees age 21 and over with one year of service are eligible to participate in the Plan. Benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

The tables below provide relevant financial information about the Plan as of and for the fiscal years ended September 30:

	2002	2001
Change in Benefit Obligation:
Benefit obligation, beginning of year	$18,231,000	$15,693,000
Service cost	615,000	713,000
Interest cost	1,245,000	1,192,000
Actuarial (gains)/losses	821,000	1,341,000
Benefits paid	(752,000)	(708,000)

Benefit obligation, end of year	$20,160,000	$18,231,000

Change in Plan Assets:
Fair value of plan assets, beginning of year	$12,124,000	$13,568,000
Actual return (loss) on plan assets	(920,000)	(1,320,000)
Employer contribution	780,000	584,000
Benefits paid	(752,000)	(708,000)

Fair value of plan assets, end of year	$11,232,000	$12,124,000

Reconciliation of Funded Status:
Funded status	$(8,928,000)	$(6,107,000)
Unrecognized net actuarial (gains)/losses	5,728,000	3,086,000
Unrecognized transition obligation		153,000
Unrecognized prior service costs	280,000	315,000

Accrued benefit liability	$2,920,000	$2,553,000

Amounts Recognized:
Accrued benefit liability	$5,030,000	$2,553,000
Intangible assets	(280,000)
Other comprehensive loss	(1,830,000)

Net amount recognized	$2,920,000	$2,553,000

	2002	2001	2000
Net Periodic Pension Cost:
Service cost	$615,000	$713,000	$702,000
Interest cost	1,245,000	1,192,000	1,098,000
Expected return on assets	(966,000)	(1,075,000)	(925,000)
Net total of other components	254,000	189,000	189,000

Net periodic pension cost	$1,148,000	$1,019,000	$1,064,000

Actuarial Assumptions:
Discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	4.50%	5.00%	5.00%
Expected return on plan assets	8.00%	8.00%	8.00%

Participants in the SERP include only our Chief Executive Officer, Chief Financial Officer and our former Chief Executive Officer. Benefits paid under the SERP were approximately $0.1 million in each of the fiscal years 2002, 2001 and 2000. Net periodic pension cost was approximately $0.2 million during the year ended September 30, 2002, and approximately $0.3 million during both of the years ended September 30, 2001 and 2000. At September 30, 2002 and 2001, the accrued benefit liabilities recognized for the SERP were approximately $2.1 million and $2.0 million, respectively. During fiscal 2002, we established and funded a trust for the SERP. The balance of $2.0 million was invested in cash equivalents at September 30, 2002, and is included in Other Assets in our Consolidated Balance Sheet. The non-current portions of the accrued benefit liabilities under the Plan and SERP of approximately $6.1 million and $3.7 million at September 30, 2002 and 2001, respectively, are included in Other Long-Term Liabilities in our Consolidated Balance Sheet.

9.    COMMITMENTS AND CONTINGENCIES

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the EPA’s Contaminant Candidate List and will likely be regulated. We manufactured AP at a facility on the Henderson site until May 1988, after which we relocated our AP production to our current facilities in Iron County, Utah. For many years, Kerr-McGee operated an AP production facility at a site near our Henderson site.

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $4.5 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years. However, we recently began a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method.

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates. The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water. Certain states have set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. We understand that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.

In January 2002, AAC was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles – Southwest District. The complaint names a number of defendants, including AAC’s principal sodium azide customer, Autoliv ASP, Inc. (“Autoliv”). The complaint alleges, among other things, “toxic injuries” as a result of the deployment of an airbag. The plaintiffs have submitted a Statement of Damages to the Court for approximately $5.0 million. In March 2002, AAC filed a motion to quash service of summons that was denied by the Court. AAC has not determined whether its sodium azide was actually a raw material used by the manufacturer of the airbag inflator device subject to the complaint. We believe the allegations in the complaint are wholly without merit.

In January 2002, we received a demand for payment from Frontier Insurance Company (“Frontier”) of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier. The local developer was an owner of a company that is the managing member of a Limited Liability Company (“LLC”) in which we are also a member. The LLC recently completed development of a residential project and is winding down its operations. (See Note 5.) In 1995, we entered into indemnity agreements relating to the development of this residential joint project. In February 2002, we (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada. The complaint seeks a judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier.

We have been and are also involved in other lawsuits. We believe that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

As discussed in Note 4, we entered into an agreement with Hughes Parkway pursuant to which we lease office space. The lease, which had an initial term of 10 years expiring in March 2001, was renewed for an additional five year term (the “Amended Lease”). The Amended Lease is subject to escalation every three years based on changes in the consumer price index, and permits us to occupy 22,262 square feet of office space. Rental payments were approximately $0.6 million during the fiscal years ended September 30, 2002, 2001 and 2000. We received approximately $130,000 in fiscal 2002 associated with sublet arrangements of certain of this office space. Future gross minimum rental payments under this lease for the years ending September 30, are as follows:

2003	$550,000
2004	550,000
2005	550,000
2006	275,000

Total	$1,925,000

As of September 30, 2002, we had approximately $2.0 million in outstanding standby letters of credit. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

10.    SHAREHOLDERS’ EQUITY

Preferred Stock and Purchase Rights

We have authorized the issuance of 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, 125,000 shares have been designated as Series B and 15,340 shares have been designated as Series C redeemable convertible preferred stock. No Series A or Series B preferred stock is issued or outstanding. The Series C redeemable convertible preferred stock was redeemed in December 1989, and is no longer authorized for issuance.

On August 3, 1999, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preference share purchase right (a “Right”) for each outstanding share of our Common Stock, par value $.10 per share (the “Common Shares”). The dividend was paid to stockholders of record on August 16, 1999. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series D Participating Preference Stock, par value $1.00 per share, at a price of $24.00 per one one-hundredth of a Preference Share, subject to adjustment under certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 3, 1999, between us and American Stock Transfer & Trust Company, as Rights Agent. The Rights may also, under certain conditions, entitle the holders (other than any Acquiring Person, as defined), to receive our

Common Stock, Common Stock of an entity acquiring us, or other consideration, each having a market value of two times the exercise price of each Right.

Three hundred and fifty-thousand Preference Shares have been designated as Series D Preference Shares and are reserved for issuance under the Plan. The Rights are redeemable at a price of $.001 per Right under the conditions provided in the Plan. If not exercised or redeemed (or exchanged by us), the Rights expire on August 2, 2009.

Stock Options and Warrants

We have granted options and issued warrants to purchase shares of our Common Stock at prices at or in excess of market value at the date of grant or issuance. The options were granted under various plans or by specific grants approved by our Board of Directors.

Option and warrant transactions are summarized as follows:

	Shares Under Options and Warrants	Option Price
October 1, 1999	3,888,000	$4.88 – $14.00
Exercised	(45,000)	7.00 – 7.50
Expired	(46,000)	4.88 – 7.50

September 30, 2000	3,797,000	4.88 – 14.00
Granted	206,000	4.88
Exercised	(3,000)	4.88
Expired	(102,000)	7.00 – 7.50

September 30, 2001	3,898,000	4.88 – 14.00
Exercised	(309,000)	4.88 – 7.875
Expired	(86,000)	6.38 – 7.13

September 30, 2002	3,503,000	$4.88 –$14.00

In February 1992, we issued $40,000,000 in Azide Notes with Warrants. See Note 5 for a description of the Warrants. Shares under options and warrants at September 30, 2002 include approximately 2,857,000 Warrants at a price of $14 per Warrant. The Warrants expire on December 31, 2003.

The following table summarizes information about stock options and warrants outstanding at September 30, 2002:

	Options and Warrants Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.88	178,500	7.70	$4.88	178,500	$4.88
6.38 – 7.78	467,500	1.21	7.16	467,500	7.16
14.00	2,857,000	1.25	14.00	2,857,000	14.00

	3,503,000	1.63	$13.31	3,503,000	$13.31

We have adopted the disclosures-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock options. Under APB No. 25, no compensation cost has been recognized in the financial statements for stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS No. 123, our diluted net income per common share would have changed to the pro forma amounts indicated below for the years ended September 30:

	2002	2001	2000
Net income – as reported	$8,642,000	$7,726,000	$13,731,000
Net income – pro forma	$8,484,000	$7,353,000	$13,429,000
Diluted net income per share – as reported	$1.18	$1.10	$1.86
Diluted net income per share – pro forma	$1.16	$1.04	$1.82

We did not grant stock options in fiscal 2002 or fiscal 2000. Stock options for 206,000 shares of Common Stock were granted in fiscal 2001. The weighted average fair value of each option granted in fiscal 2001 was estimated using the following assumptions for the Black-Scholes options pricing model: (i) no dividends; (ii) expected volatility ranging from 50% to 60%, (iii) risk free interest rates averaging 4.6%, and (iv) an expected average life of 4.5. The weighted average fair value of the options granted in fiscal 2001 was $2.57. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma net income may not be representative of that to be expected in future years.

11.    SEGMENT INFORMATION

Our three reportable operating segments are specialty chemicals, environmental protection equipment and real estate sales and development. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

We evaluate the performance of each operating segment and allocate resources based upon operating income or loss before an allocation of interest expense and income taxes. Our accounting policies of each reportable operating segment are the same as those of set forth in Note 1 to our Consolidated Financial Statements.

Our specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron clean gas fire extinguishing agents designed to replace halons. The specialty chemicals segment’s production facilities are located in Iron County, Utah. Perchlorate chemical sales comprised approximately 81%, 76% and 76% of specialty chemicals segment sales during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. We had two customers that accounted for 10% or more of both our total and our specialty chemicals segment’s sales during at least one of our last three fiscal years. Sales to these customers during the fiscal years ended September 30 were as follows:

Customer	Chemical	2002	2001	2000
A	Perchlorates	$37,182,000	$37,567,000	$33,858,000
B	Sodium Azide	6,205,000	7,436,000	9,556,000

In fiscal 1998, we acquired certain intangible assets related to the production and sale of AP from Kerr-McGee and entered into long-term agreements with respect to the supply of AP to certain domestic users. (See Note 6). In fiscal 2000, we recognized a fixed asset impairment charge of $9.1 million relating to certain fixed assets in our specialty chemicals segment. (See Note 12.)

The specialty chemicals operating segment is subject to various Federal, State and local environmental and safety regulations. We have designed and implemented policies and procedures to minimize the risk of potential violations of these regulations, although such risks will likely always be present in the production and sale of our specialty chemicals. (See Note 9).

Our environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

At September 30, 2002, our real estate operating segment had approximately 34 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Activity during the last three fiscal years has consisted of sales of land parcels.

Additional information about our operations in different segments for each of the last three fiscal years ended September 30, is provided below.

	2002	2001	2000
Revenues:
Specialty chemicals	$65,811,000	$56,803,000	$61,423,000
Environmental protection	726,000	3,660,000	3,464,000
Real estate	7,051,000	2,626,000	2,482,000

Total revenues	$73,588,000	$63,089,000	$67,369,000

Gross profit (loss):
Specialty chemicals	$25,714,000	$22,131,000	$20,621,000
Environmental protection	(189,000)	915,000	999,000
Real estate	4,534,000	1,857,000	1,470,000

Total segment gross profit	$30,059,000	$24,903,000	$23,090,000

Operating income (loss):
Specialty chemicals	$13,551,000	$13,479,000	$2,446,000
Environmental protection	(1,046,000)	140,000	453,000
Real estate	3,778,000	1,234,000	871,000

Total operating income	16,283,000	14,853,000	3,770,000
Net interest and other	(3,235,000)	(2,590,000)	(3,581,000)

Income before income taxes and extraordinary losses	$13,048,000	$12,263,000	$189,000

Depreciation and amortization:
Specialty chemicals	$5,940,000	$5,852,000	$8,155,000
All other segments and corporate	119,000	123,000	348,000

Total depreciation and amortization	$6,059,000	$5,975,000	$8,503,000

Capital Expenditures:
Specialty chemicals	$2,058,000	$1,453,000	$2,332,000
All other segments and corporate	22,000	171,000	126,000

Total capital expenditures	$2,080,000	$1,624,000	$2,458,000

Assets:
Specialty chemicals	$45,726,000	$50,859,000	$55,739,000
Environmental protection	1,353,000	932,000	1,126,000
Real estate	3,130,000	6,752,000	12,698,000
Corporate	80,880,000	64,499,000	48,027,000

Total assets	$131,089,000	$123,042,000	$117,590,000

Our operations are located in the United States. Export sales, consisting mostly of AP sales to Europe and environmental protection equipment sales to the Far and Middle East, have represented less than 10% of our revenues during each of the last three fiscal years.

12.    SODIUM AZIDE

In January 1996, we filed an antidumping petition against certain Japanese importers of sodium azide with the United States International Trade Commission (“ITC”) and the United States Department of Commerce (“Commerce”). In August 1996, Commerce issued a preliminary determination that Japanese imports of sodium azide had been sold in the United States at prices that were significantly below fair value. Commerce’s preliminary dumping determination applied to all Japanese imports of sodium azide, regardless of end-use. Commerce’s preliminary determination followed a March 1996 preliminary determination by the ITC that dumped Japanese imports had caused material injury to the U.S. sodium azide industry.

On January 7, 1997, the antidumping investigation initiated by Commerce, based upon our petition, against the three Japanese producers of sodium azide was suspended by agreement. It is our understanding that, by reason of the Suspension Agreement, two of the three Japanese sodium azide producers have ceased their exports of sodium azide to the United States for an indeterminate period. As to the third and largest Japanese sodium azide producer, which has not admitted any prior unlawful conduct, the Suspension Agreement required that it make all necessary price revisions to eliminate all United States sales at below “Normal Value,” and that it conform to the requirements of sections 732 and 733 of the Tariff Act of 1930, as amended, in connection with its future sales of sodium azide in the United States. The Suspension Agreement expired on December 31, 2001.

Worldwide sodium azide demand declined significantly during the last three fiscal years. Our sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, and declined further by approximately 10% during fiscal 2002. Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time. As a result of these market conditions and in accordance with the requirements of SFAS No. 121, we recognized an impairment charge of $9.1 million in fiscal 2000 relating to the fixed assets (property, plant and equipment) used in the production of sodium azide. The present value of estimated future cash flows was used to determine the amount of impaired fixed assets. The impairment charge was recorded as a reduction of building and equipment and accumulated depreciation of $14.7 million and $5.6 million, respectively.