Form 10-Q
period 2002-12-31
AMERICAN PACIFIC CORP
filed 2003-01-29
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2002

OR

☐    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number 1-8137

AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300 Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

(702) 735-2200
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if
changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,251,000 as of December 31, 2002.

PART I.    FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements.

The information required by Rule 10-01 of Regulation S-X is provided on pages 6 through 14 of this Report on Form 10-Q.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 303 of Regulation S-K is provided on pages 15 through 19 of this Report on Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. We have certain long-term fixed-rate debt that we will redeem on March 1, 2003. The cost of the redemption will be 102.313% of the principal amount outstanding. We recently entered into a revolving line of credit facility that is secured by certain inventory and receivables. To date, we have not drawn upon the line of credit. At December 31, 2002, we did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and we may at some time be subject to refinancing risk.

ITEM 4.	Controls and Procedures.

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The information required by Item 103 of Regulation S-K is provided on pages 11 through 13 of this report on Form 10-Q.

ITEM 2.	Changes in Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits and Reports on Form 8-K.

a)  Exhibits

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Financial Officer

b)  On December 12, 2002 we filed a Form 8-K reporting our investment in Energetic Systems, Inc., LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: January 29, 2003	/s/ JOHN R. GIBSON
John R. Gibson Chief Executive Officer and President

Date: January 29, 2003	/s/ DAVID N. KEYS
David N. Keys Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, John R. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Pacific Corporation, a Delaware corporation (the “registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	By:	/s/ JOHN R. GIBSON
John R. Gibson Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, David N. Keys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Pacific Corporation, a Delaware corporation (the “registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	By:	/s/ DAVID N. KEYS
David N. Keys Principal Financial Officer

AMERICAN PACIFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31,
(Unaudited)

	2002	2001
Sales and Operating Revenues	$15,063,000	$13,117,000
Cost of Sales	8,684,000	9,278,000

Gross Profit	6,379,000	3,839,000
Operating Expenses	3,695,000	3,004,000

Operating Income	2,684,000	835,000
Net Interest and Other Expense	906,000	843,000

Income (Loss) Before Income Taxes	1,778,000	(8,000)
Income Taxes	587,000	(3,000)

Net Income (Loss)	$1,191,000	$(5,000)

Basic Net Income (Loss) Per Share	$.16	$(.00)

Average Shares Outstanding	7,253,000	7,005,000

Diluted Net Income (Loss) Per Share	$.16	$(.00)

Diluted Shares	7,388,000	7,005,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,541,000	$65,826,000
Accounts and Notes Receivable	7,637,000	6,787,000
Related Party Notes and Accrued Interest Receivable	354,000	380,000
Inventories	14,074,000	13,989,000
Prepaid Expenses and Other Assets	2,175,000	841,000
Deferred Income Taxes	450,000	435,000

Total Current Assets	80,231,000	88,258,000

Property, Plant and Equipment, Net	7,489,000	7,522,000
Intangible Assets, Net	20,042,000	21,017,000
Investment in and Advances to Joint Venture	10,743,000
Deferred Income Taxes	9,778,000	9,693,000
Other Assets, Net	4,941,000	5,481,000

Total Assets	$133,224,000	$131,971,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2002	September 30, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,778,000	$6,079,000

Total Current Liabilities	6,778,000	6,079,000
Long-Term Debt	40,600,000	40,600,000
Other Long-Term Liabilities	5,798,000	6,086,000

Total Liabilities	53,176,000	52,765,000

Commitments and Contingencies

Warrants to Purchase Common Stock	3,569,000	3,569,000

Shareholders’ Equity:
Common Stock	897,000	881,000
Capital in Excess of Par Value	83,355,000	82,249,000
Retained Earnings	8,011,000	6,820,000
Treasury Stock	(14,121,000)	(12,483,000)
Accumulated Other Comprehensive Loss	(1,663,000)	(1,830,000)

Total Shareholders’ Equity	76,479,000	75,637,000

Total Liabilities and Shareholders’ Equity	$133,224,000	$131,971,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31,
(Unaudited)

	2002	2001
Cash Flows From Operating Activities	$1,381,000		$2,257,000

Cash Flows From Investing Activities:
Capital Expenditures	(407,000)		(385,000)
Investment in and Advances to Joint Venture	(10,743,000)
Real Estate Equity Returns			736,000

Net Cash From Investing Activities	(11,150,000)		351,000

Cash Flows From Financing Activities:
Issuance of Common Stock	1,122,000		549,000
Treasury Stock Acquired	(1,638,000)		(230,000)

Net Cash From Financing Activities	(516,000)		319,000

Net Change in Cash and Cash Equivalents	(10,285,000)		2,927,000
Cash and Cash Equivalents, Beginning of Period	65,826,000		51,471,000

Cash and Cash Equivalents, End of Period	$55,541,000		$54,398,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during quarter for taxes	$400,000	$

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.	BASIS OF REPORTING

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we”, “us”, or “our”). The Condensed Consolidated Balance Sheet as of September 30, 2002, was derived from the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2002. In our opinion, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 2002 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our Condensed Consolidated Financial Statements were prepared.

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position. Under the provisions of SFAS No. 142, the intangible asset related to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years. At December 31, 2002, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $19.0 million. Amortization expense was approximately $1.0 million during the three months ended December 31, 2002 and 2001. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

During the first quarter of fiscal 2002, we adopted SFAS No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. We will reclassify previously reported extraordinary losses on debt extinguishments to a separate line item above income before income taxes in our Condensed Consolidated Statements of Operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective at the beginning of our fiscal year ended

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2004. We have not yet evaluated the effect that SFAS No. 148 may have on our consolidated financial statements and notes thereto.

Our only component of other comprehensive income (loss) represents a minimum pension liability adjustment. The change in such adjustment was approximately $167,000 during the three-month period ended December 31, 2002.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since we incurred a net loss during the three-month period ended December 31, 2001, the effect of outstanding stock options and warrants were not included in diluted per share calculations. The effect of warrants outstanding to purchase approximately 2.8 million shares of common stock were not included in diluted per share calculations during the three-month period ended December 31, 2002, since the exercise price of the warrants was greater than the average price of our common stock during this period.

3.	INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2002	2002
Work-in-process	$6,854,000	$6,923,000
Raw materials and supplies	7,220,000	7,066,000

Total	$14,074,000	$13,989,000

4.	DEBT

In December 2002, we advised the Trustee of our 9 ¼% Senior Unsecured Notes (the “Notes”) that we had elected to redeem all of the outstanding Notes on March 1, 2003. The Trustee mailed a Notice of Redemption to each holder of the Notes in January 2003.

The redemption will be at a redemption price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, as a result of which the total expected cost of redemption of the Notes, including interest payable, will be approximately $43.4 million. In January 2003, this amount was deposited with the Trustee. We will recognize a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write-off remaining debt issue costs. Assuming current interest rates, redemption of the Notes will save us approximately $2.0 million in annual after-tax net interest costs.

In December 2002, we entered into a revolving line of credit with a major bank. The maximum available credit under the line is the lesser of $10.0 million, or the sum of 85% of eligible receivables and 50% of qualifying inventory. No draws have been made under the line of credit.

5.	COMMITMENTS AND CONTINGENCIES

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including ammonium perchlorate, or AP)) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

EPA’s Contaminant Candidate List and will likely be regulated. We manufactured AP at a facility on the Henderson site until May 1988, after which we relocated our AP production to our current facilities in Iron County, Utah. For many years, Kerr-McGee Chemical, LLC (“Kerr-McGee”) operated an AP production facility at a site near our Henderson site.

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $5.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years. However, we have begun a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method.

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

In January 2002, American Azide Corporation (“AAC”), our indirect wholly-owned subsidiary, was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles—Southwest District. The complaint names a number of defendants, including AAC’s principal sodium azide customer, Autoliv ASP, Inc. (“Autoliv”). The complaint alleges, among other things, “toxic injuries” as a result of the deployment of an airbag. The plaintiffs have submitted a Statement of Damages to the Court for approximately $5.0 million. In March 2002, AAC filed a motion to quash service of summons that was denied by the Court. AAC has not determined whether its sodium azide was actually a raw material used by the manufacturer of the airbag inflator device subject to the complaint. We believe the allegations in the complaint are wholly without merit.

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

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We have been and are also involved in other lawsuits. We believe that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

As of December 31, 2002, we had approximately $1.8 million in outstanding standby letters of credit. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

6.	SEGMENT INFORMATION

Our three reportable operating segments are specialty chemicals, environmental protection equipment and real estate sales and development. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

We evaluate the performance of each operating segment and allocate resources based upon operating income or loss before an allocation of interest expense and income taxes. The accounting policies of each reportable operating segment are the same as ours.

Our specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotronñ clean gas fire extinguishing agents designed to replace halons. The specialty chemicals segment production facilities are located in Iron County, Utah.

Our environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

At December 31, 2002, our real estate operating segment had approximately 34 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels.

Additional information about our operations in different segments for the three months ended December 31, is provided below.

	2002	2001
Revenues:
Specialty chemicals	$13,724,000	$9,722,000
Environmental protection	1,335,000	379,000
Real estate	4,000	3,016,000

Total revenues	$15,063,000	$13,117,000

Operating income (loss):
Specialty chemicals	$2,870,000	$(234,000)
Environmental protection	19,000	(227,000)
Real estate	(205,000)	1,296,000

Total segment operating income	2,684,000	835,000
Unallocated net expenses (principally net interest)	906,000	843,000

Income (Loss) before income taxes	$1,778,000	$(8,000)

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7.	INVESTMENT IN AND ADVANCES TO JOINT VENTURE

On December 11, 2002 we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a fully operational commercial explosives business.

The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity. The investment was made and is held by our newly organized, wholly-owned indirect subsidiary, Energetic Additives Inc., LLC (“EA”). EA holds a 50% equity interest in ES. The remaining 50% equity interest is held by a private entity with extensive experience in the explosives industry.

On December 11, 2002, ES completed the purchase of certain assets and the assumption of certain liabilities of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries within LSB Industries, Inc. SEC/UTC is involved in the manufacture and distribution of commercial explosives, and is a respected research, development and testing organization specializing in the development and testing of products and processes for commercial explosives and energetic compounds. We have accounted for our investment in ES using the equity method of accounting. At December 31, 2002, EA had total assets and equity of approximately $11.0 million and $1.3 million, respectively.

8.	DIVIDEND AND STOCK REPURCHASE PROGRAM

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”). The Program is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock. The amount available for these purposes each fiscal year will equal 25% of our annual cash flows from operating activities less our annual capital expenditures, plus the amount of cash received from the issuance of our Common Stock resulting from the exercise of stock options. We will subtract the total amount spent on the repurchase of our Common Stock (if any) during the fiscal year from the total amount available under the Program, and pay the resultant amount as an annual dividend to our shareholders.

Any dividends under the Program will likely be declared and paid in November following our September 30 fiscal year end and the completion of our annual audit. Had the Program been in place during fiscal 2002, approximately $5.8 million would have been available for dividends and the repurchase of Common Stock. Approximately $0.3 million was spent during the fiscal year 2002 on the repurchase of our Common Stock. The remaining $5.5 million, or approximately $0.76 per share, would have been declared and paid as a cash dividend in November 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of AP for the aerospace and national defense industries. In addition, we produce and sell sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron®, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron® facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our specialty chemicals operating segment. Our other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste water and seawater treatment systems.

Significant Accounting Policies.    A summary of our significant accounting policies is included in Note 1 to our Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our Condensed Consolidated Financial Statements were prepared.

Sales and Operating Revenues.    Sales of our perchlorate chemical products, consisting almost entirely of AP sales, accounted for approximately 82% and 48% of revenues during the three-month periods ended December 31, 2002 and 2001, respectively. In general, demand for AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors. As a result, any one individual AP customer usually accounts for a significant portion of our revenues.

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us. In addition to the AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which AP unit prices vary inversely with the quantity of a specific grade of AP sold by us to all of our customers. AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. Such downward adjustment will have the effect of reducing revenues and operating cash flows on AP sold to Thiokol by 20% in fiscal 2004. After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

In connection with the Acquisition, we entered into an agreement with Alliant Techsystems, Inc. (“Alliant”) to extend an existing agreement through the year 2008. The agreement establishes prices for any AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause our AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.

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

Sodium azide sales accounted for approximately 5% and 21% of revenues during the three-month periods ended December 31, 2002 and 2001, respectively. Worldwide sodium azide demand has declined significantly during the last three fiscal years. Our sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, and declined further by approximately 10% during fiscal 2002. Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 4% and 6% of revenues during the three-month periods ended December 31, 2002 and 2001, respectively. Halotron® is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Real estate sales amounted to approximately 0% and 23% of revenues during the three-month periods ended December 31, 2002 and 2001, respectively. The nature of real estate development and sales is such that we are unable reliably to predict any pattern of future real estate sales. Real estate sales are currently estimated to be completed by the end of fiscal 2004. In addition, we do not expect to receive any significant cash returns in the future from our interest in our residential joint venture project.

Environmental protection equipment sales accounted for approximately 9% and 2% of revenues during the three-month periods ended December 31, 2002 and 2001, respectively.

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

Although our net income and diluted net income per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 5 to our Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (ii) the timing of real estate sales is not predictable; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; (v) the ability to pass on increases in raw material costs to our customers; and (vi) the magnitude, pricing and timing of AP, sodium azide, Halotron®, and environmental protection equipment sales in the future is uncertain. (See “Forward Looking Statements/Risk Factors” below.)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Sales and Operating Revenues.    Sales increased $2.0 million, or 15%, during the three months ended December 31, 2002, to $15.1 million from $13.1 million in the corresponding period of the prior year. This increase was principally attributable to an increase in specialty chemical sales of approximately $4.0 million and an increase in environmental protection equipment sales of approximately $1.0 million. These increases were partially offset by a decrease in real estate sales of approximately $3.0 million.

Perchlorate chemical sales increased approximately 98% in the first quarter of fiscal 2003, compared to the first quarter of fiscal 2002. Although the quarterly timing of AP shipments is not certain, as noted above, we estimate that annual AP demand will be between 16.0 and 20.0 million pounds over the next five years. The increase in perchlorate chemical sales was partially offset by a decrease in sodium azide sales of approximately $2.0 million.

Cost of Sales.    Cost of sales decreased $0.6 million, or 7%, in the three months ended December 31, 2002, to $8.7 million from $9.3 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 58% in the first quarter of fiscal 2003, compared to 70% in the first quarter of fiscal 2002. These decreases were principally due to an increase in perchlorate chemicals sales volumes and a change in the mix of products sold.

Operating Expenses.    Operating (selling, general and administrative) expenses increased $0.7 million, or 23%, in the three months ended December 31, 2002, to $3.7 million from $3.0 million in the corresponding period of 2001. Operating expenses during the three-month periods ended December 31, 2002 and 2001, include approximately $0.5 and $0.1 million, respectively, in costs associated with the investigation and evaluation of the trace amounts of perchlorate chemicals found in Lake Mead. (See Note 5 to our Condensed Consolidated Financial Statements.)

Net Interest Expense.    Net interest and other expense increased to $0.9 million in the three months ended December 31, 2002, from $0.8 million in the corresponding period of the prior year, as a result of lower average interest rates earned on cash balances.

Segment Operating Income (Loss).    Operating income (loss) of our industry segments during the three-month periods ended December 31, 2002 and 2001 was as follows:

	2002	2001
Specialty chemicals	$2,870,000	$(234,000)
Environmental protection equipment	19,000	(227,000)
Real Estate	(205,000)	1,296,000

Total	$2,684,000	$835,000

The increase in operating income in our specialty chemicals industry segment was principally due to increased perchlorate sales offset in part by a decrease in sodium azide sales. The increase in operating income in our environmental protection equipment segment was attributable to increased sales. The decrease in real estate segment operating income was attributable to decreased land sales.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the three months ended December 31, 2002 and 2001. General inflation may have an effect on gross profit in the future as certain of our agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1.4 million and $2.3 million during the three months ended December 31, 2002 and 2001, respectively. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including debt related payments and dividends and the repurchase of our Common Stock under the Program. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron, may have an effect on the use and availability of cash.

As discussed in Note 7 to our Condensed Consolidated Financial Statements, in December 2002 we made an investment of approximately $10.7 million in ES. The form of our investment in ES represents a combination of term and revolving debt, preferred stock and Common Equity.

Capital expenditures were $0.4 million during the three months ended December 31, 2002 and 2001. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

During the three-month period ended December 31, 2002, we repurchased $1.6 million of our Common Stock. As discussed in Note 8 to our Condensed Consolidated Financial Statements, our Dividend and Stock Repurchase Program has become effective in the current fiscal year. Had the Program been in place during fiscal 2002, approximately $5.8 million would have been used to pay dividends and/or repurchase our Common Stock.

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we will redeem the Notes on March 1, 2003. The total cost of the redemption, including interest on the Notes, will be approximately $43.4 million. We will recognize a loss on the redemption of the Notes of approximately $1.5 million. Assuming current interest rates, redemption of the Notes will save us approximately $2.0 million in annual after-tax net interest costs.

As a result of the litigation and contingencies discussed in Note 5 to our Condensed Consolidated Financial Statements, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. Any such costs, to the extent borne by use and not recovered through insurance, would adversely affect our liquidity. We are currently unable to predict or quantify the amount or range of such costs or the period of time over which such costs may be incurred.

Contractual Obligations and Commitments.    The following tables summarize our fiscal year contractual obligations and commitments as of December 31, 2002. (For the fiscal year ended September 30 except for 2003 which is for the remaining nine months.)

	Payments Due by Period
	Total	2003	2004	2005	2006 and Thereafter
Contractual Obligations
Long-term debt	$40,600,000	$40,600,000
Operating leases	1,788,000	413,000	$550,000	$550,000	$275,000
SERP obligation	2,105,000	90,000	120,000	120,000	1,775,000

Total contractual obligations	$44,493,000	$41,103,000	$670,000	$670,000	$2,050,000

	Amount of Commitment Expiration by Period
	Total Amounts Committed	2003	2004	2006 and Thereafter
Other Commitments
Letters of credit	$1,776,000	$1,048,000	$586,000	$142,000

Total other commitments	$1,776,000	$1,048,000	$586,000	$142,000

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

The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.
(a)  Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA causing a decrease in demand for AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP, sodium azide or Halotron, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing and (e) the fact that perchlorate chemicals, sodium azide, Halotron and our environmental products have limited applications and highly concentrated customer bases.

2.	Our ability to profitability integrate, manage and operate new businesses and/or investments competitively and cost effectively.

3.
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

4.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

5.
Risks associated with our real estate activities, including, but not limited to, dependence upon the Las Vegas commercial and industrial real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing and regulatory and environmental matters that may have a negative impact on sales.

6.
The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

7.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those described in Note 5 to our Condensed Consolidated Financial Statements.

8.	The dependence upon a single facility for the production of most of our products.

9.
Provisions of our Certificate of Incorporation and By-laws, and Series D Preferred Stock, the potential dividend of preference stock purchase rights and related Rights Agreement could have the effect of making it more difficult for potential acquirors to obtain a control position in us.