Form 10-Q
period 2003-03-31
AMERICAN PACIFIC CORP
filed 2003-04-30
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,255,000 as of March 31, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements.

The information required by Rule 10-01 of Regulation S-X is provided on pages 6 through 15 of this Report on Form 10-Q.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 303 of Regulation S-K is provided on pages 16 through 21 of this Report on Form 10-Q.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. We had certain long-term fixed-rate debt that was redeemed on March 1, 2003. We recently entered into a revolving line of credit facility that is secured by certain inventory and receivables. To date, we have not drawn upon the line of credit. At March 31, 2003, we did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and we may at some time be subject to financing risk.

ITEM 4.    Controls and Procedures.

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

The information required by Item 103 of Regulation S-K is provided on pages 11 through 13 of this Report on Form 10-Q.

ITEM 2.    Changes in Securities and Use of Proceeds.

None.

ITEM 3.    Defaults Upon Senior Securities.

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

Voting results of matters submitted to a vote of Security Holders at our Annual Meeting of Stockholders held on March 11, 2003 were as follows:

Item No. 1 – Election of Class C Directors (through March 2006).

Name	For	Votes Withheld
Fred D. Gibson, Jr.	6,089,891	600,423
Berlyn D. Miller	6,074,064	616,250
Victor M. Rosenzweig	6,089,603	600,711

Item No. 2 – Approval of Amendment to our 2001 Stock Option Plan.

For	Against	Abstained
3,297,282	1,961,835	82,504

Item No. 3 – Approval of our 2002 Directors Stock Option Plan.

For	Against	Abstained
3,281,406	1,965,623	92,592

Item No. 4 – Ratification of the appointment of Deloitte & Touche LLP as our independent public accounts.

For	Against	Abstained
6,612,345	32,192	45,777

ITEM 5.    Other Information.

None.

ITEM 6.    Exhibits and Reports on Form 8-K.

a)	99.1 Certification of Principal Executive Officer

99.2 Certification	of Principal Financial Officer

b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: April 30, 2003	/s/ JOHN R. GIBSON
John R. Gibson Chief Executive Officer and President

Date: April 30, 2003	/s/ DAVID N. KEYS
David N. Keys Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, John R. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Pacific Corporation, a Delaware corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ JOHN R. GIBSON
John R. Gibson Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, David N. Keys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Pacific Corporation, a Delaware corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ DAVID N. KEYS
David N. Keys Principal Financial Officer

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Income Statements

(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002

Sales and Operating Revenues	$19,550,000	$20,046,000	$34,613,000	$33,163,000
Cost of Sales	10,178,000	12,159,000	18,862,000	21,437,000

Gross Profit	9,372,000	7,887,000	15,751,000	11,726,000
Operating Expenses	3,321,000	3,073,000	7,016,000	6,077,000

Operating Income	6,051,000	4,814,000	8,735,000	5,649,000
Net Interest and Other Expense	527,000	835,000	1,433,000	1,678,000
Loss on Debt Extinguishment	1,522,000	149,000	1,522,000	149,000

Income Before Income Taxes	4,002,000	3,830,000	5,780,000	3,822,000
Income Taxes	1,320,000	1,264,000	1,907,000	1,261,000

Net Income	$2,682,000	$2,566,000	$3,873,000	$2,561,000

Basic Net Income Per Share	$.37	$.36	$.53	$.36

Average Shares Outstanding	7,253,000	7,107,000	7,253,000	7,056,000

Diluted Net Income Per Share	$.36	$.35	$.53	$.35

Diluted Shares	7,365,000	7,332,000	7,377,000	7,232,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$20,002,000	$65,826,000
Accounts and Notes Receivable	6,167,000	6,787,000
Related Party Notes and Accrued Interest Receivable	347,000	380,000
Inventories	13,204,000	13,989,000
Prepaid Expenses and Other Assets	1,143,000	841,000
Deferred Income Taxes	500,000	435,000

Total Current Assets	41,363,000	88,258,000

Property, Plant and Equipment, Net	8,665,000	7,522,000
Intangible Assets, Net	19,067,000	21,017,000
Investment in and Advances to Joint Venture	10,688,000
Deferred Income Taxes	10,210,000	9,693,000
Other Assets, Net	4,034,000	5,481,000

TOTAL ASSETS	$94,027,000	$131,971,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2003	September 30, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,393,000	$6,079,000

Total Current Liabilities	5,393,000	6,079,000
Long-Term Debt		40,600,000
Other Long-Term Liabilities	5,895,000	6,086,000

TOTAL LIABILITIES	11,288,000	52,765,000

Commitments and Contingencies
Warrants to Purchase Common Stock	3,569,000	3,569,000

Shareholders’ Equity:
Common Stock	898,000	881,000
Capital in Excess of Par Value	83,377,000	82,249,000
Retained Earnings	10,693,000	6,820,000
Treasury Stock	(14,135,000)	(12,483,000)
Accumulated Other Comprehensive Loss	(1,663,000)	(1,830,000)

Total Shareholders’ Equity	79,170,000	75,637,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,027,000	$131,971,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002

Cash Flows For Operating Activities	$7,491,000	$(4,666,000)	$8,872,000	$(2,409,000)

Cash Flows For Investing Activities:
Capital Expenditures	(1,610,000)	(309,000)	(2,017,000)	(694,000)
Investment in and Advances to Joint Venture	110,000		(10,633,000)
Real Estate Equity Returns		649,000		1,385,000

Net Cash For Investing Activities	(1,500,000)	340,000	(12,650,000)	691,000

Cash Flows For Financing Activities:
Debt Related Payments	(41,539,000)	(3,647,000)	(41,539,000)	(3,647,000)
Issuance of Common Stock	23,000	641,000	1,145,000	1,190,000
Treasury Stock Acquired	(14,000)		(1,652,000)	(230,000)

Net Cash For Financing Activities	(41,530,000)	(3,006,000)	(42,046,000)	(2,687,000)

Net Change in Cash and Cash Equivalents	(35,539,000)	(7,332,000)	(45,824,000)	(4,405,000)
Cash and Cash Equivalents, Beginning of Period	55,541,000	54,398,000	65,826,000	51,471,000

Cash and Cash Equivalents, End of Period	$20,002,000	$47,066,000	$20,002,000	$47,066,000

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,875,000	$2,000,000	$1,875,000	$2,000,000
Taxes Paid	$1,900,000	$500,000	$2,300,000	$500,000

See the accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.    BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we, “us”, or “our”). Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2002. In our opinion, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

A summary of our significant accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2002. We believe that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.

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

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position. Under the provisions of SFAS No. 142, the intangible asset relating to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years. At March 31, 2003, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $19.9 million. Amortization expense was approximately $2.0 million during the six months ended March 31, 2003 and 2002. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

During the first quarter of fiscal 2003, we adopted SFAS No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of any entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. We have reclassified previously reported extraordinary losses on debt extinguishments to a separate line item above the caption “Income Before Income Taxes” in our Condensed Consolidated Income Statements.

Our only component of other comprehensive income (loss) represents a minimum pension liability adjustment. The change in such adjustment was approximately $167,000 during the six-month period ended March 31, 2003. Including this adjustment, our comprehensive income (loss) for the three-month and six-month periods ended March 31, 2003, was $2.7 million and $3.7 million, respectively.

2.    NET INCOME PER COMMON SHARE

Basic per share amounts are calculated by dividing net income by average shares outstanding during the period. Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of outstanding stock options and warrants to purchase approximately 2.8 million shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended March 31, 2003 and 2002, since the average exercise price of such options and warrants was greater than the average market price of our common stock during these periods.

3.    INVENTORIES

Inventories consist of the following:

	March 31, 2003	September 30, 2002
Work-in-process	$5,948,000	$6,923,000
Raw materials and supplies	7,256,000	7,066,000

Total	$13,204,000	$13,989,000

4.    DEBT

On March 1, 2003, we redeemed all of our outstanding 9¼% Senior Unsecured Notes (the “Notes”). The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, or in the amount of approximately $43.4 million. We recognized a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write-off remaining debt issue costs.

In December 2002, we entered into a revolving line of credit with a major bank. The maximum available credit under the line is the lesser of $10.0 million, or the sum of 85% of eligible receivables and 50% of qualifying inventory. No funds have been borrowed under the line of credit.

5.    COMMITMENTS AND CONTINGENCIES

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (including ammonium perchlorate, or AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the EPA’s Contaminant Candidate List and will likely be regulated. We manufactured perchlorate chemicals at a facility on the Henderson site until May 1988, after which we relocated our perchlorate production to our current facilities in Iron County, Utah. For many years, Kerr-McGee Chemical, LLC (“Kerr-McGee”) operated a perchlorate production facility at a site near our Henderson site.

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $5.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods, and a pilot remediation process. Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years. However, we have begun a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method. To date, the pilot remediation process is proceeding in accordance with our plan and has shown promising results.

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates. The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water. Certain states have set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. We understand that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Condensed Consolidated Financial Statements.

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

On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee. No other employees were involved and there was no significant damage to the facility. We have been working with Utah OSHA to gather evidence of the exact cause and origin of the incident. We have received fines from Utah OSHA relating to this accident, but believe that the ultimate payment by us for these fines will be less than $200,000. In March 2003, we were named in a complaint filed in the District Court of Clark County, Nevada. The complaint relates to the accident referred to above and alleges, among other things, negligence, breach of warranties and product liability. The complaint seeks damages in excess of $40,000. We believe we have statutory immunity as an employer under the applicable worker’s compensation laws of the State of Utah. In April 2003, we filed an Answer and Cross-Complaint with the District Court Clark County, Nevada.

We have been and are also involved in other lawsuits. We believe that these other lawsuits, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

As of March 31, 2003, we had approximately $1.9 million in outstanding standby letters of credit. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

Our specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and Halotron®, clean gas fire extinguishing agents designed to replace halons. The specialty chemicals segment production facilities are located in Iron County, Utah.

Our environmental protection equipment operating segment designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. These operations are also located in Iron County, Utah.

At March 31, 2003, our real estate operating segment had approximately 25 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels.

We also hold an equity method investment in a joint venture entity that owns a commercial explosives business. (See Note 7.)

Additional information about our operations, by segment, for the three months and six months ended March 31, is provided below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Revenues:
Specialty chemicals	$17,904,000	$19,193,000	$31,628,000	$28,915,000
Environmental protection	115,000	135,000	1,450,000	514,000
Real estate	1,531,000	718,000	1,535,000	3,734,000

Total revenues	$19,550,000	$20,046,000	$34,613,000	$33,163,000

Operating income (loss):
Specialty chemicals	$5,166,000	$4,564,000	$8,036,000	$4,330,000
Environmental protection	(169,000)	(175,000)	(150,000)	(402,000)
Real estate	1,054,000	425,000	849,000	1,721,000

Total segment operating income	6,051,000	4,814,000	8,735,000	5,649,000
Unallocated net expenses	(2,049,000)	(984,000)	(2,955,000)	(1,827,000)

Income before income taxes	$4,002,000	$3,830,000	$5,780,000	$3,822,000

7.    INVESTMENT IN AND ADVANCES TO JOINT VENTURE

On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business.

The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity. The term and revolving debt amount to $9.7 million at March 31, 2003, and bear interest at 8% per annum. The term debt, in the amount of $7.0 million, is payable in equal annual installments over the next ten years. During the six-month period ended March 31, 2003, net interest and other expense includes approximately $0.25 million in interest income relating to the term and revolving debt.

The investment was made and is held by our newly organized, wholly-owned subsidiary, Energetic Additives Inc., LLC (“EA”). EA holds a 50% equity interest in ES. The remaining 50% equity interest is held by a private entity with extensive experience in the explosives industry.

On December 11, 2002, ES completed the purchase of certain assets and the assumption of certain liabilities of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries within LSB Industries, Inc. SEC/UTC is involved in the manufacture and distribution of commercial explosives, and is also a research, development and testing organization specializing in the development and testing of products and processes for commercial explosives and energetic compounds. We have accounted for our investment in ES using the equity method of accounting.

At March 31, 2003, ES had total assets and equity of approximately $11.3 million and $1.0 million, respectively. Since the purchase on December 11, 2002, ES had revenues of approximately $3.4 million and incurred a net loss of approximately $0.4 million. Our share of the net loss is included in net interest and other expense in the accompanying Condensed Consolidated Income Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of AP for the aerospace and national defense industries. In addition, we produce and sell sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron®, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron® facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our specialty chemicals segment. Our other lines of business include the development of real estate in Nevada and the production of environmental protection equipment, including waste and seawater treatment systems. As discussed in Note 7 to our Condensed Consolidated Financial Statements, we also hold a 50% equity interest in an entity that manufactures commercial explosives.

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

Sales and Operating Revenues.    Sales of our perchlorate chemical products accounted for approximately 82% and 68% of revenues during the six-month periods ended March 31, 2003 and 2002, respectively. In general, demand for our top propellant grade AP (“Grade I AP”) is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors; as a result, any one individual AP customer usually accounts for a significant portion of our revenues.

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division (“Thiokol”) of Alcoa with respect to the supply of Grade I AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers. Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by approximately 20% in fiscal 2004. After the adjustment, Grade I AP unit prices will escalate each year from fiscal 2005 through fiscal 2008.

In connection with the Acquisition, we entered into an agreement with Alliant Techsystems, Inc. (“Alliant”) to extend an existing agreement through the year 2008. The agreement establishes prices for any Grade I AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause our Grade I AP to be qualified on all new and current programs served by Alliant’s Bacchus Works. During 2001, Alliant acquired Thiokol. We have agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Demand for perchlorates declined throughout the 1990’s. In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the industry, we consummated the Acquisition. Subsequent to the Acquisition in 1998, our annual sales volumes of Grade I AP were approximately 20.2 million, 16.4 million, 12.6 million and 16.4 million pounds during the fiscal years ended September 30, 1999, 2000, 2001 and 2002, respectively. Prior to the tragic Space Shuttle Columbia disaster in January 2003, and based principally upon information we had received from our major customers, we estimated that annual demand for Grade I AP would range between 16.0 million and 20.0 million pounds over the next five years. We have not been instructed to curtail production and we are producing and delivering product for the Space Shuttle program under our fiscal 2003 purchase order with Alliant. Annual demand levels for Grade I AP over the next five years, however, may be significantly impacted by decisions regarding the Space Shuttle program. The Space Shuttle program has recently accounted for between 30% to 40% of our annual revenues. Any decision to limit or cancel Space Shuttle flights over an extended period of time would have a significant adverse effect on our results of operations and financial condition.

We also produce and sell many types of perchlorate chemicals other than Grade I AP. These include a number of other grades of AP, and different types and grades of sodium and potassium perchlorate (“other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products. For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 1999, 2000 and 2001. In fiscal 2002, shipments of other perchlorates accounted for approximately $6.9 million in sales, although there was no substantial change in volumes. During the six-months ended March 31, 2003, sales of other perchlorates amounted to approximately $3.3 million. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants and initiators. Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue. A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

Sodium azide sales accounted for approximately 6% and 15% of revenues during the six-month periods ended March 31, 2003 and 2002, respectively. Worldwide sodium azide demand has declined significantly during the last three fiscal years. Our sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, and declined further by approximately 10% during fiscal 2002. Worldwide demand for sodium azide is substantially less that worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 4% of revenues during the six-month periods ended March 31, 2003 and 2002. Halotron® is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 4% and 11% of revenues during the six-month periods ended March 31, 2003 and 2002, respectively. The nature of real estate development and sales is such that we are unable reliably to predict any pattern of future real estate activity. Real estate sales are currently estimated to be completed by the end of fiscal 2004. In addition, we do not expect to receive any significant cash returns in the future from our interest in our residential joint venture project.

Environmental protection equipment sales accounted for approximately 4% and 2% of revenues during the six-month periods ended March 31, 2003 and 2002, respectively.

Cost of Sales.    The principal elements comprising our cost of sales are raw materials, electric power, labor, manufacturing overhead, depreciation and amortization and the book basis of real estate sold. The major raw materials used by in our production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC 123. Significant increases in the cost of raw materials may have an adverse impact on margins if we are unable to pass along such increases to our customers.

Prices paid for raw materials have historically been relatively stable, although we have experienced cost increases on certain raw materials, particularly on HCFC 123, used in the production of Halotron®. All the raw materials used in our manufacturing processes have been END available in commercial quantities, and we have had no difficulty obtaining necessary raw materials. A substantial portion of the total cash costs of operating our specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

Net Income.    Although our net income and diluted net income per share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 5 to the Condensed Consolidated Financial Statements, we may incur material costs associated with certain litigation and contingencies; (ii) the timing of real estate and related sales is not predictable; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; (v) the ability to pass on increases in raw material costs to customers; and (vi) the magnitude, pricing and timing of perchlorate, sodium azide, Halotron®, and environmental protection equipment orders in the future is uncertain. (See “Forward Looking Statements/Risk Factors” below.)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Sales and Operating Revenues.    Sales decreased $0.5 million, or 2%, during the three months ended March 31, 2003, to $19.5 million from $20.0 million in the corresponding period of the prior year. This decrease was principally attributable to decreased specialty chemicals sales, mostly as a result of declining sodium azide sales. Such decrease was partially offset by an increase in real estate sales.

Cost of Sales.    Cost of sales decreased $2.0 million, or 16%, in the three months ended March 31, 2003, to $10.2 million from $12.2 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 52% during the three-month period ended March 31, 2003, compared to 61% during the same period last year. These decreases were primarily due to a decrease in specialty chemical sales volumes and an increase in higher margin real estate sales.

Operating Expenses.    Operating (selling, general and administrative) expenses increased $0.2 million, or 7%, in the three months ended March 31, 2003, to $3.3 million from $3.1 million in the corresponding period of 2002.

Net Interest Expense.    Net interest and other expense decreased to $0.3 million in the three months ended March 31, 2003, from $0.8 million in the corresponding period of the prior year, primarily as a result of the redemption of the Notes.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Sales and Operating Revenues.    Sales increased $1.4 million, or 4%, during the six months ended March 31, 2003, to $34.6 million from $33.2 million in the corresponding period of the prior year. The increase in sales was primarily attributable to an increase in specialty chemicals sales, mostly as a result of an increase in perchlorate chemical sales. The increase in perchlorate chemical sales was partially offset by a substantial decrease in sodium azide sales.

Cost of Sales.    Cost of sales decreased $2.5 million, or 12%, in the six months ended March 31, 2003, to $18.9 million from $21.4 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 55% during the first six months of this fiscal year as compared to 65% during the same period last year. These decreases were primarily due to a change in the mix of products sold in our specialty chemicals segment.

Operating Expenses.    Operating expenses were $7.0 million during the six-month period ended March 31, 2003 compared to $6.1 million in the corresponding period of the prior year. This increase was primarily due to the increased costs associated with perchlorate chemicals found in Lake Mead (see Note 5 to our Condensed Consolidated Financial Statements), and an increase in the cost of all lines of insurance coverage.

Net Interest Expense.    Net interest and other expense decreased to $1.4 million in the six months ended March 31, 2003, from $1.7 million in the corresponding period of the prior year, principally as a result of the redemption of the Notes.

Segment Operating Income.    Operating income (loss) of our industry segments during the six-month periods ended March 31, 2003 and 2002 was as follows:

	2003	2002
Specialty chemicals	$8,036,000	$4,330,000
Environmental protection equipment	(150,000)	(402,000)
Real Estate	849,000	1,721,000

Total	$8,735,000	$5,649,000

The increase in operating income of our specialty chemicals segment was primarily attributable to an increase in perchlorate chemicals sales, offset in part by a substantial decrease in sodium azide sales. The decrease in operating income of our real estate segment (which is winding down) was principally due to a decrease in sales.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the six-month periods ended March 31, 2003 or 2002. General inflation may have an effect on gross profit in the future as certain of our agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that may somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $8.9 million and $(2.4) million during the six months ended March 31, 2003 and 2002, respectively. The increase in cash flows resulted principally from an increase in operating income and a reduction in net working capital. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including dividends and the repurchase of our Common Stock under the Program. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron®, may have an effect on the use and availability of cash.

As discussed in Note 7 to our Condensed Consolidated Financial Statements, in December 2002 we made an investment of approximately $10.7 million in ES. The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.

Capital expenditures were $2.0 million during the six months ended March 31, 2003, compared to $0.7 million during the same period last year. Capital expenditures relate primarily to specialty chemicals segment capital improvement projects and enterprise software.

During the six-month period ended March 31, 2003, we repurchased $1.7 million of our Common Stock. As discussed in Note 8 to our Condensed Consolidated Financial Statements, our Dividend and Stock Repurchase Program has become effective in the current fiscal year. Had the Program been in place during fiscal 2002, approximately $5.8 million would have been used to pay dividends and/or repurchase our Common Stock.

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we redeemed the Notes on March 1, 2003. The total cost of the redemption, including interest on the Notes, was approximately $43.4 million. We recognized a loss on the redemption of the Notes of approximately $1.5 million. Assuming current interest rates, redemption of the Notes will save us approximately $2.0 million in annual after-tax net interest costs.

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

Contractual Obligations and Commitments.    The following tables summarize our fiscal year (2003 is for the remaining six-month period ending September 30, 2003) contractual obligations and commitments as of March 31, 2003.

	Payments Due by Period
	Total	2003	2004	2005	2006 and Thereafter
Contractual Obligations
Operating leases	$1,650,000	$275,000	$550,000	$550,000	$275,000
SERP obligation	2,155,000	60,000	120,000	120,000	1,855,000

Total contractual obligations	$3,805,000	$335,000	$670,000	$670,000	$2,130,000

	Amount of Commitment Expiration by Period
	Total Amounts Committed	2003	2004	2005	2006 and Thereafter
Other Commitments
Letters of credit	$1,854,000	$1,048,000	$585,000	$59,000	$162,000

Total other commitments	$1,854,000	$1,048,000	$585,000	$59,000	$162,000

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

The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.	(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program, that would cause a decrease in demand for AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP and other perchlorates, sodium azide or Halotron®, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron® and our environmental products have limited applications and highly concentrated customer bases.

2.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively.

3.	Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing businesses, and explosives.

4.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

5.	Risks associated with our real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial real estate markets, changes in general or local economic conditions, interest rate fluctuations affecting the availability and cost of financing and regulatory and environmental matters that may have a negative impact on sales or costs.

6.	The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

7.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 5 to our Condensed Consolidated Financial Statements.

8.	The dependence upon a single facility for the production of most of our products.

9.	Provisions of our Certificate of Incorporation and By-laws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirors to obtain a control position in us.