Form 10-Q
period 2003-06-30
AMERICAN PACIFIC CORP
filed 2003-07-31
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,255,000 as of June 30, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements.

The information required by Rule 10-01 of Regulation S-X is provided on pages 4 through 14 of this Report on Form 10-Q.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 303 of Regulation S-K is provided on pages 15 through 20 of this Report on Form 10-Q.

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. We had certain long-term fixed-rate debt that was redeemed on March 1, 2003. In December 2003, we entered into a revolving line of credit facility that is secured by certain inventory and receivables. To date, we have not drawn upon the line of credit. At June 30, 2003, we did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and we may at some time be subject to financing risk.

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

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

The information required by Item 103 of Regulation S-K is provided on pages 10 through 12 of this Report on Form 10-Q.

ITEM 2.    Changes in Securities and Use of Proceeds.

None.

ITEM 3.    Defaults Upon Senior Securities.

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.    Other Information.

None.

ITEM 6.    Exhibits and Reports on Form 8-K.

a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer**

32.2	Certification of Principal Financial Officer**

b)	Reports on Form 8-K

On May 7, 2003, we filed a Form 8-K furnishing our press release dated April 30, 2003.

*	Filed as an Exhibit pursuant to Item 601(b)31 of Regulation as directed by the Securities and Exchange Commission in Release No. 33-8238.

**	Filed as an Exhibit pursuant to Item 601(b)32 of Regulation as directed by the Securities and Exchange Commission in Release No. 33-8238.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: July 31, 2003	/s/ JOHN R. GIBSON
John R. Gibson Chief Executive Officer and President

Date: July 31, 2003	/s/ DAVID N. KEYS
David N. Keys Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Income Statements

(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002

Sales and Operating Revenues	$13,809,000	$18,542,000	$48,422,000	$51,705,000
Cost of Sales	8,307,000	11,159,000	27,169,000	32,596,000

Gross Profit	5,502,000	7,383,000	21,253,000	19,109,000
Operating Expenses	3,289,000	3,589,000	10,305,000	9,666,000

Operating Income	2,213,000	3,794,000	10,948,000	9,443,000
Net Interest and Other	(175,000)	822,000	1,258,000	2,500,000
Loss on Debt Extinguishment			1,522,000	149,000

Income Before Income Taxes	2,388,000	2,972,000	8,168,000	6,794,000
Income Taxes	788,000	981,000	2,695,000	2,242,000

Net Income	$1,600,000	$1,991,000	$5,473,000	$4,552,000

Basic Net Income Per Share	$22	$28	$75	$64

Average Shares Outstanding	7,255,000	7,212,000	7,255,000	7,108,000

Diluted Net Income Per Share	$22	$27	$74	$63

Diluted Shares	7,322,000	7,467,000	7,358,000	7,310,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2003	September 30, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$14,337,000	$65,826,000
Accounts and Notes Receivable	12,506,000	6,787,000
Related Party Notes and Accrued Interest Receivable	334,000	380,000
Inventories	13,972,000	13,989,000
Prepaid Expenses and Other Assets	1,128,000	841,000
Deferred Income Taxes	400,000	435,000

Total Current Assets	42,677,000	88,258,000
Property, Plant and Equipment, Net	9,375,000	7,522,000
Intangible Assets, Net	18,092,000	21,017,000
Investment in and Advances to Joint Venture	10,760,000
Deferred Income Taxes	9,960,000	9,693,000
Other Assets, Net	4,036,000	5,481,000

TOTAL ASSETS	$94,900,000	$131,971,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2003	September 30, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,906,000	$6,079,000

Total Current Liabilities	4,906,000	6,079,000
Long-Term Debt		40,600,000
Other Long-Term Liabilities	5,245,000	6,086,000

TOTAL LIABILITIES	10,151,000	52,765,000

Commitments and Contingencies
Warrants to Purchase Common Stock	3,569,000	3,569,000

Shareholders’ Equity:
Common Stock	898,000	881,000
Capital in Excess of Par Value	83,377,000	82,249,000
Retained Earnings	12,293,000	6,820,000
Treasury Stock	(14,135,000)	(12,483,000)
Accumulated Other Comprehensive Loss	(1,253,000)	(1,830,000)

Total Shareholders’ Equity	81,180,000	75,637,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,900,000	$131,971,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended June 30,				For the nine months ended June 30,
	2003		2002		2003	2002

Cash Flows For Operating Activities		$(5,040,000)		$2,640,000	$3,832,000	$231,000

Cash Flows For Investing Activities:
Capital Expenditures		(748,000)		(659,000)	(2,765,000)	(1,353,000)
Investment in and Advances to Joint Venture		123,000			(10,510,000)
Real Estate Equity Returns						1,385,000

Net Cash For Investing Activities		(625,000)		(659,000)	(13,275,000)	32,000

Cash Flows For Financing Activities:
Debt Related Payments					(41,539,000)	(3,647,000)
Issuance of Common Stock				713,000	1,145,000	1,903,000
Treasury Stock Acquired				(83,000)	(1,652,000)	(313,000)

Net Cash For Financing Activities				630,000	(42,046,000)	(2,057,000)

Net Change in Cash and Cash Equivalents		(5,665,000)		2,611,000	(51,489,000)	(1,794,000)
Cash and Cash Equivalents, Beginning of Period		20,002,000		47,066,000	65,826,000	51,471,000

Cash and Cash Equivalents, End of Period		$14,337,000		$49,677,000	$14,337,000	$49,677,000

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$		$		$1,875,000	$1,875,000
Income Taxes Paid		$1,000,000		$500,000	$3,300,000	$1,000,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.     BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we, “us”, or “our”). Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2002. In our opinion, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position. Under the provisions of SFAS No. 142, the intangible asset relating to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years. At June 30, 2003, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $20.9 million. Amortization expense was approximately $2.9 million during each of the nine months ended June 30, 2003 and 2002. Amortization expense is estimated to amount to $3.9 million in each of the years during the five-year period ending September 30, 2007.

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

Our only component of other comprehensive income (loss) represents a minimum pension liability adjustment. The change in such adjustment was approximately $577,000 (net of applicable income taxes) during the nine-month period ended June 30, 2003. Comprehensive income for the three-month and nine-month periods ended June 30, 2003, was as follows:

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003
Net income	$1,600,000	$5,473,000
Minimum pension liability adjustment	465,000	577,000

Comprehensive income	$2,065,000	$6,050,000

2.     NET INCOME PER COMMON SHARE

Basic per share amounts are calculated by dividing net income by average shares outstanding during the period. Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of outstanding stock options and warrants to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 2003 and 2002, since the average exercise price of such options and warrants was greater than the average market price of our common stock during these periods.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” was issued. SFAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in SFAS 123. We have elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options. Under APB No. 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

We granted stock options to our employees and directors in fiscal 2001 and 2003. The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants would have been as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net income:
As reported	$1,600,000	$1,991,000	$5,473,000	$4,552,000
Total stock based employee compensation expense using the fair value based method, net of related tax	103,000	26,000	103,000	78,000

Pro forma	$1,497,000	$1,965,000	$5,370,000	$4,474,000

Diluted earnings per share:
As reported	$.22	$.27	$.74	$.63
Pro forma	$.20	$.26	$.73	$.61

Basic earnings per share:
As reported	$.22	$.28	$.75	$.64
Pro forma	$.21	$.27	$.74	$.63

The estimated weighted-average fair value of the individual options granted during the fiscal years 2003 and 2001 was $3.68 and $2.57 respectively, on the date of grant. The fair values for these years were determined using a Black-Scholes option-pricing model with the following assumptions:

	2003	2001
Dividend yield	0%	0%
Volatility	50%	55%
Risk-free interest rate	2.9%	6.6%
Expected life	4.5 years	4.5 years

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2003	September 30, 2002
Work-in-process	$7,462,000	$6,923,000
Raw materials and supplies	6,510,000	7,066,000

Total	$13,972,000	$13,989,000

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

In December 2002, we entered into a revolving line of credit with a bank. The maximum available credit under the line is the lesser of $10.0 million, or the sum of 85% of eligible receivables and 50% of qualifying inventory. No funds have been borrowed under the line of credit.

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

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $5.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods, and a pilot remediation process. Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years. However, we have begun a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method. To date, the pilot remediation process is proceeding in accordance with our plan and has shown promising results, but there can be no assurance as yet as to its efficacy.

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates. The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water. Certain states have set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. Public statements currently indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Condensed Consolidated Financial Statements. However, the lower the level that the final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and our ability to manufacture and handle perchlorate chemicals.

In January 2002, American Azide Corporation (“AAC”), our indirect wholly-owned subsidiary, was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles – Southwest District. The complaint named a number of defendants, including AAC’s principal sodium azide customer, Autoliv ASP, Inc. (“Autoliv”). The complaint alleged, among other things, “toxic injuries” as a result of the deployment of an airbag. In the third quarter of fiscal 2003, we paid less than $50,000 to settle our part of this complaint.

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

On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee. No other employees were involved and there was no significant damage to the facility. We have been working with Utah OSHA to gather evidence of the exact cause and origin of the incident. We have received fines from Utah OSHA relating to this accident, but believe that the ultimate payment by us for these fines will be less than $200,000. In March 2003, we were named in a complaint filed in the District Court of Clark County, Nevada. The complaint related to the accident referred to above and alleged, among other things, negligence, breach of warranties and product liability. In the third quarter of fiscal 2003, the complaint against us was dismissed.

We have been and are also involved in other lawsuits. We believe that these other lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

As of June 30, 2003, we had approximately $1.8 million in outstanding standby letters of credit. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

At June 30, 2003, our real estate operating segment had approximately 25 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada, that is held for development and sale. Recent activity has consisted of sales of land parcels.

We also hold an equity method investment in a joint venture entity that owns a commercial explosives business. (See Note 7.)

We had two customers that accounted for 10% or more of our total sales during at least one of the nine-month periods ended June 30, 2003 and 2002. Sales to these customers during the nine months ended June 30 were as follows:

		Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Customer	Chemical
A	Perchlorates	$31,061,000	$26,600,000
B	Azide	$ 1,647,000	$ 5,200,000

Additional information about our operations, by segment, for the three months and nine months ended June 30, is provided below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Specialty chemicals	$13,620,000	$17,502,000	$45,248,000	$46,417,000
Environmental protection	185,000	89,000	1,635,000	603,000
Real estate	4,000	951,000	1,539,000	4,685,000

Total revenues	$13,809,000	$18,542,000	$48,422,000	$51,705,000

Operating income (loss):
Specialty chemicals	$2,483,000	$3,473,000	$10,519,000	$7,803,000
Environmental protection	(85,000)	(248,000)	(235,000)	(650,000)
Real estate	(185,000)	569,000	664,000	2,290,000

Total segment operating income	2,213,000	3,794,000	10,948,000	9,443,000
Unallocated net (expenses) income	175,000	(822,000)	(2,780,000)	(2,649,000)

Income before income taxes	$2,388,000	$2,972,000	$8,168,000	$6,794,000

7.    INVESTMENT IN AND ADVANCES TO JOINT VENTURE

On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business.

The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity. The term and revolving debt amount to $9.7 million at June 30, 2003, and bear interest at 8% per annum. The term debt, in the amount of $7.0 million, is payable in equal annual installments over the next ten years. During the nine-month period ended June 30, 2003, net interest and other includes approximately $0.4 million in interest income relating to the term and revolving debt.

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

At June 30, 2003, ES had total assets and equity of approximately $11.0 million and $0.8 million, respectively. Since the purchase on December 11, 2002, ES had revenues of approximately $7.0 million and incurred a net loss of approximately $0.5 million. Our share of the net loss is included in net interest and other in the accompanying Condensed Consolidated Income Statements.

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

Sales and Operating Revenues.    Sales of our perchlorate chemical products accounted for approximately 82% and 72% of revenues during the nine-month periods ended June 30, 2003 and 2002, respectively. In general, demand for our top propellant grade AP (“Grade I AP”) is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors; as a result, any one individual AP customer usually accounts for a significant portion of our revenues.

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division (“Thiokol”) of Alcoa with respect to the supply of Grade I AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers. Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%. Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by at least 20% in fiscal 2004. After the adjustment, Grade I AP unit prices will escalate each year from fiscal 2005 through fiscal 2008.

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

Demand for perchlorates declined throughout the 1990’s. In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the industry, we consummated the Acquisition. Subsequent to the Acquisition in 1998, our annual sales volumes of Grade I AP were approximately 20.2 million, 16.4 million, 12.6 million and 16.4 million pounds during the fiscal years ended September 30, 1999, 2000, 2001 and 2002, respectively. Prior to the tragic Space Shuttle Columbia disaster, and based principally upon information we had received from our major customers, we estimated that annual demand for Grade I AP would range between 16.0 million and 20.0 million pounds over the next five years. We have not been instructed to curtail production and we are producing and delivering product for the Space Shuttle program under our fiscal 2003 purchase order with Alliant. Annual demand levels for Grade I AP over the next several years, however, may be significantly impacted by decisions regarding the Space Shuttle program. The Space Shuttle program has recently accounted for between 30% to 40% of our annual revenues. Any decision to limit or cancel Space Shuttle flights over an extended period of time would have a significant adverse effect on our results of operations and financial condition.

We also produce and sell many types of perchlorate chemicals other than Grade I AP. These include a number of other grades of AP, and different types and grades of sodium and potassium perchlorate (“other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products. For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 1999, 2000 and 2001. In fiscal 2002, shipments of other perchlorates accounted for approximately $6.9 million in sales, although there was no substantial change in volumes. During the nine-months ended June 30, 2003, sales of other perchlorates amounted to approximately $6.6 million. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants and initiators. Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue. A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

Sodium azide sales accounted for approximately 7% and 14% of revenues during the nine-month periods ended June 30, 2003 and 2002, respectively. Worldwide sodium azide demand has declined significantly during the last three fiscal years. Our sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, and declined further by approximately 10% during fiscal 2002. Worldwide demand for sodium azide is substantially less that worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 4% of revenues during both of the nine-month periods ended June 30, 2003 and 2002. Halotron® is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

Real estate and related sales amounted to approximately 3% and 9% of revenues during the nine-month periods ended June 30, 2003 and 2002, respectively. The nature of real estate development and sales is such that we are unable reliably to predict any pattern of future real estate activity. Real estate sales are currently estimated to be completed by the end of fiscal 2004. In addition, we do not expect to receive any significant cash returns in the future from our interest in our residential joint venture project.

Environmental protection equipment sales accounted for approximately 4% and 1% of revenues during the nine-month periods ended June 30, 2003 and 2002, respectively.

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

Net Income.    Although our net income and diluted net income per share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 5 to the Condensed Consolidated Financial Statements, we may incur material costs associated with certain litigation and contingencies; (ii) the timing of declining real estate related sales is not predictable; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; (v) the ability to pass on increases in raw material costs to customers; and (vi) the magnitude, pricing and timing of perchlorate, sodium azide, Halotron®, and environmental protection equipment orders in the future is uncertain. (See “Forward Looking Statements/Risk Factors” below.)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Sales and Operating Revenues.    Sales decreased $4.7 million, or 25%, during the three months ended June 30, 2003, to $13.8 million from $18.5 million in the corresponding period of the prior year. This decrease was principally attributable to decreased specialty chemicals sales, mostly as a result of lower perchlorate and sodium azide sales.

Cost of Sales.    Cost of sales decreased $2.9 million, or 26%, in the three months ended June 30, 2003, to $8.3 million from $11.2 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 60% during both of the three-month periods ended June 30, 2003 and 2003. The decrease in cost of sales was primarily due to a decrease in specialty chemicals sales volumes.

Operating Expenses.    Operating (selling, general and administrative) expenses decreased $0.3 million, or 8%, in the three months ended June 30, 2003, to $3.3 million from $3.6 million in the corresponding period of 2002. (See below).

Net Interest and Other.    Net interest and other decreased to income of $0.2 million in the three months ended June 30, 2003, from net expense of $0.8 million in the corresponding period of the prior year, primarily as a result of the redemption of the Notes.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Sales and Operating Revenues.    Sales decreased $3.3 million, or 6%, during the nine months ended June 30, 2003, to $48.4 million from $51.7 million in the corresponding period of the prior year. The decrease in sales was primarily attributable to a decrease in specialty chemicals sales and real estate sales. The decrease in specialty chemicals sales was principally due to a significant decrease in sodium azide sales.

Cost of Sales.    Cost of sales decreased $5.4 million, or 17%, in the nine months ended June 30, 2003, to $27.2 million from $32.6 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 56% during the first nine months of this fiscal year as compared to 63% during the same period last year. These decreases were primarily due to a change in the mix of products sold in our specialty chemicals segment.

Operating Expenses.    Operating expenses were $10.3 million during the nine-month period ended June 30, 2003 compared to $9.7 million in the corresponding period of the prior year. This increase was primarily due to the increased costs associated with perchlorate chemicals found in Lake Mead (see Note 5 to our Condensed Consolidated Financial Statements), and an increase in the cost of all lines of insurance coverage. These increases were partially offset by decreased spending on corporate development activities.

Net Interest and Other.    Net interest and other decreased to $1.3 million in the nine months ended June 30, 2003, from $2.5 million in the corresponding period of the prior year, principally as a result of the redemption of the Notes.

Segment Operating Income.    Operating income (loss) of our industry segments during the nine-month periods ended June 30, 2003 and 2002 was as follows:

	2003	2002
Specialty chemicals	$10,519,000	$7,803,000
Environmental protection equipment	(235,000)	(650,000)
Real Estate	664,000	2,290,000

Total	$10,948,000	$9,443,000

The increase in operating income of our specialty chemicals segment was primarily attributable to an increase in perchlorate chemicals sales, offset in part by a substantial decrease in sodium azide sales. The decrease in operating income of our real estate segment (which is winding down) was principally due to a decrease in sales.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the nine-month periods ended June 30, 2003 or 2002. General inflation may have an effect on gross profit in the future as certain of our agreements with AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that may somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $3.8 million and $0.2 million during the nine months ended June 30, 2003 and 2002, respectively. The increase in cash flows resulted principally from an increase in operating income and a reduction in net working capital. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including dividends and the repurchase of our Common Stock under the Program. However, the resolution of contingencies and litigation, and the timing, pricing and magnitude of orders for AP, sodium azide and Halotron®, may have an effect on the use and availability of cash.

As discussed in Note 7 to our Condensed Consolidated Financial Statements, in December 2002 we made an investment of approximately $10.7 million in ES. The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.

Capital expenditures were $2.8 million during the nine months ended June 30, 2003, compared to $1.4 million during the same period last year. Capital expenditures relate primarily to specialty chemicals segment capital improvement projects and enterprise software.

During the nine-month period ended June 30, 2003, we repurchased $1.7 million of our Common Stock. As discussed in Note 8 to our Condensed Consolidated Financial Statements, our Dividend and Stock Repurchase Program has become effective in the current fiscal year. Had the Program been in place during fiscal 2002, approximately $5.8 million would have been used to pay dividends and/or repurchase our Common Stock.

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

Contractual Obligations and Commitments.    The following tables summarize our fiscal year (2003 is for the remaining three-month period ending September 30, 2003) contractual obligations and commitments as of June 30, 2003.

	Payments Due by Period
	Total	2003	2004	2005	2006 and Thereafter
Contractual Obligations
Operating leases	$1,515,000	$140,000	$550,000	$550,000	$275,000
SERP obligation	2,200,000	30,000	120,000	120,000	1,930,000

Total contractual obligations	$3,715,000	$170,000	$670,000	$670,000	$2,205,000

	Amount of Commitment Expiration by Period
	Total Amounts Committed	2003	2004	2005	2006 and Thereafter
Other Commitments
Letters of credit	$1,835,000	$676,000	$958,000	$59,000	$142,000

Total other commitments	$1,835,000	$676,000	$958,000	$59,000	$142,000

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

The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.	(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program, that would cause a decrease in demand for AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for AP and other perchlorates, sodium azide or Halotron®, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotronñ and our environmental products have limited applications and highly concentrated customer bases.

2.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 5 to our Condensed Consolidated Financial Statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

3.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively.

4.	Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing businesses, and explosives.

5.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

6.	Risks associated with our real estate activities, including, but not limited to, dependence upon the Las Vegas commercial, industrial real estate markets, changes in general or local economic conditions and interest rate fluctuations affecting the availability and cost of financing.

7.	The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

8.	The dependence upon a single facility for the production of most of our products.

9.	Provisions of our Certificate of Incorporation and By-laws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirors to obtain a control position in us.