Form 10-K
period 2003-09-30
AMERICAN PACIFIC CORP
filed 2003-12-18
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

Commission File Number 001-08137

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

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

☐	Yes	☒	No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2003, was approximately $63.6 million.  Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded.  Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of November 30, 2003, was 7,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Hereof

          Definitive Proxy Statement for 2004 Annual Meeting of Stockholders to be filed not later than January 28, 2004.

Part IV Hereof

          S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 2002, 2000 and 1999; S-2 Registration Statement (33-36664); Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998; Form 8-A dated August 6, 1999; S-3 Registration Statement (33-52196); S-8 Registration Statement (333-104732); S-8 Registration Statement (333-53449); S-8 Registration Statement (333-62566) and Current Report on Forms 8-K dated November 9, 1999.

PART I

Item 1.  Business

OVERVIEW

          American Pacific Corporation is principally engaged in the production of a specialty chemical, ammonium perchlorate (“AP”), which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles.  Our highest propellant grade AP (“Grade I AP”) is employed in the Space Shuttle, the Minuteman missile, the Delta and Atlas families of commercial space launch vehicles, a number of defense related missiles and rockets, and most other solid fuel rocket motors.  Grade I AP customers include contractors of the National Aeronautics and Space Administration (“NASA”), the Department of Defense (“DOD”) and certain commercial space launch vehicle programs used to launch satellites for communication, navigation, intelligence gathering, space exploration, weather forecasting and environmental monitoring.  The terms “Company”, “we”, “us”, and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

          We also produce a variety of other specialty chemicals and environmental protection equipment for niche applications, including: (i) a number of other grades of AP, and different types and grades of sodium and potassium perchlorates (collectively, “other perchlorates”) that are used in a variety of applications, including munitions, explosives, propellants, initiators and inflators; (ii) sodium azide, used primarily in the inflation of automotive airbags, in the production of certain tetrazoles and in certain pharmaceutical applications; (iii) Halotron products, used to extinguish fires; and (iv) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater.  In addition, at September 30, 2003, we owned approximately 14 remaining acres of improved undeveloped land in an industrial park in the Las Vegas, Nevada area.  We also hold a 50% interest in a joint venture entity that developed a master planned residential community in the same area, but all homes in the residential community have been sold and the venture has wound down its operations.  We do not expect to receive any cash returns from this venture in the future.

          In fiscal 2003, we acquired a 50% interest in an entity that manufactures and distributes commercial explosives.  (See below.)

          As discussed in Note 13 to our Consolidated Financial Statements, in January 2003, we adopted our Dividend and Stock Repurchase Program.  This program is intended to provide value to our shareholders in the form of cash dividends or through the timely repurchase of our Common Stock, while at the same time retaining sufficient liquidity to permit the continued pursuit of product development and growth programs designed to enhance our mix of products and diversify our cash generating activities.  Our strategies with respect to existing products is described below.  Our strategy with respect to new opportunities is principally focused on niche markets that involve the production and sale of energetic materials and reactive chemical intermediates.

          See Note 11 to our Consolidated Financial Statements for financial information concerning our operating segments.  Our perchlorate chemicals accounted for approximately 79%, 73% and 68% of revenues during the years ended September 30, 2003, 2002 and 2001, respectively.

SPECIALTY CHEMICALS

Perchlorate Chemicals

Strategy

          In March 1998, we acquired certain assets and rights of Kerr-McGee Chemical Corporation (“Kerr-McGee”) related to its production of AP (the “Acquisition).  By virtue of the Acquisition, we effectively became the only North American commercial producer of perchlorate chemicals.  Our strategy is to maintain and enhance our position as the premier world-wide producer of perchlorate chemicals.

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

          We have supplied AP for use in space and defense programs for over 40 years.  Today, our principal space customers are Alliant Techsystems, Inc. (“Alliant”) for the Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets.  We also supply AP for use in a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs.  We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.

          Demand for perchlorate chemicals declined throughout the 1990’s.  In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the domestic industry, we consummated the Acquisition with Kerr-McGee.  See “Perchlorate Chemicals – Kerr-McGee Acquisition.”  Subsequent to the Acquisition in 1998, our annual sales volumes of Grade I AP were approximately 20.2 million, 16.4 million, 12.6 million, 16.4 and 15.5 million pounds during the fiscal years ended September 30, 1999, 2000, 2001, 2002 and 2003, respectively.  Prior to the tragic Space Shuttle Columbia disaster on February 1, 2003, and based principally upon information we had received from our major customers, we previously estimated that annual demand for Grade I AP would range between 16.0 million and 20.0 million pounds over the next several years.

          As we have previously reported, we were not instructed to curtail production associated with the Space Shuttle program after the Columbia disaster.  We continued to produce and deliver Grade I AP in accordance with our fiscal 2003 purchase order and, as a result, our customer’s inventory levels of Grade I AP increased throughout the year.  Assuming the Space Shuttle returns to flight in the fall of 2004 (as to which there is no assurance), and achieves annual flight levels of between 4 and 5, we are currently estimating that our annual sales volumes of Grade I AP will range between 10.0 and 13.0 million pounds over at least the next three years.  Our revenues, operating income and cash flows from operating activities will be significantly less at these lower volume levels.  In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations.  We have no ability to influence the demand for Grade I AP.  Any decision to further delay, reduce or cancel Space Shuttle flights over an extended period of time would have a significant adverse effect on our results of operations and financial condition.

          We also produce and sell other perchlorates.  Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product.  We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products.  For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 2001, 2000 and 1999.  In fiscal 2003 and 2002, shipments of other perchlorates accounted for sales of $7.7 and $6.9 million, respectively, although there was no substantial change in volumes.  Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators.  Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue.  A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

Customers

          Prospective purchasers of Grade I AP consist principally of contractors in programs of NASA and the DOD.  As a practical matter, the specialized nature of the activities of these contractors restricts competitive entry by others.  Therefore, there are relatively few potential customers for Grade I AP, and individual Grade I AP customers account for a significant portion of our revenues.  Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors.

          During 2001, Alliant acquired the Thiokol Propulsion Division (“Thiokol”) of Alcoa.  Alliant (including Thiokol) accounted for 66%, 51% and 60% of our revenues during the fiscal years 2003, 2002 and 2001, respectively.

          Thiokol Agreement

          In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of Grade I AP through the year 2008.  The agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us.  In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years.  The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of a specific grade of Grade I AP sold by us to all of our customers.  Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%.  Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by at least 20% in fiscal 2004.  After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008.  See below for a discussion of the impact of the Alliant acquisition of Thiokol in 2001 on this agreement.

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

Backlog

          As of October 31, 2003, we had a backlog of approximately $5.2 million for delivery of perchlorate chemicals in fiscal 2004.

Manufacturing Capacity and Process

          Production of AP at our manufacturing facility in Iron County, Utah commenced in July 1989.  This facility, as currently configured, is capable of producing 30.0 million pounds of perchlorate chemicals annually and is readily expandable to 40.0 million pounds annually.  Grade I AP produced at the facility and propellants incorporating such AP have qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta and Atlas programs.

          Our perchlorate chemicals facility is designed to site particular components of the manufacturing process in discrete areas of the facility.  It incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of our customers, insurance carriers and governmental authorities.

          Perchlorate chemicals are manufactured by electrochemical processes using our proprietary technology.  The principal raw materials used in the manufacture of AP (other than electrical energy) are salt, sodium chlorate, graphite, ammonia and hydrochloric acid.  All of the raw materials used in the manufacturing process have been available in commercial quantities.  We have experienced difficulty in obtaining a long-term commitment for the supply of graphite.  Graphite is critical to our electrochemical process, and we are working to resolve this issue.

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

Competition

          Upon consummation of the Acquisition, we effectively became the sole North American commercial producer of perchlorate chemicals.  We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan and possibly China and Taiwan.  Although we have limited information with respect to these facilities, we believe that these foreign producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand.  In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.

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

Financing

          On March 12, 1998, we sold $75.0 million in principal amount of 9¼% unsecured senior notes (the “Notes”).  A portion of the net proceeds from the sale of the Notes ($39.0 million) was used to effect the Acquisition.  Prior to March 1, 2003, we had repurchased and retired approximately $34.4 million in principal amount of Notes.  On March 1, 2003, we redeemed all of our remaining outstanding Notes.  The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, aggregating approximately $43.4 million.  We recognized a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write-off remaining debt issue costs.

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

Financing

          On February 21, 1992, we concluded a $40.0 million financing for the design, construction and startup of the sodium azide facility through the sale of our 11% noncallable subordinated secured term notes (the “Azide Notes”).  On March 12, 1998, we repurchased the then remaining $25.0 million principal amount outstanding of the Azide Notes with funds obtained through the issuance of the Notes.  In connection with the issuance of the Azide Notes, we issued Warrants (“the Warrants”) to purchase shares of our Common Stock to the purchasers of the Azide Notes, which expire on December 31, 2003.

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

          We are evaluating the use of sodium azide in other applications.  Sodium azide is used as an intermediary in the manufacture of certain tetrazoles and pharmaceuticals, and we sell small quantities into these markets.

Customers

          Autoliv ASP, Inc. (“Autoliv”) accounted for approximately 3%, 8% and 12% of our revenues during the fiscal years 2003, 2002 and 2001, respectively.

Competition

          We believe that current competing production capacity includes one producer in Japan and at least three producers in India.  In addition, certain capacity has been idled in Japan.  As noted above, worldwide demand for sodium azide is substantially less than worldwide supply.

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

          Together with distributors Amerex Corporation (“Amerex”), Badger Fire Protection (“Badger”), Kidde Fyrnetics (“Kidde”) and Buckeye Fire Equipment Company (“Buckeye”), we have successfully completed Underwriters Laboratories (“UL”) fire tests for a number of sizes of portable and wheeled fire extinguishers using Halotron I in streaming agent applications.  Four of the five major domestic fire extinguisher companies are now manufacturing and distributing UL listed portable fire extinguishers using Halotron I.  We are also marketing Halotron I to other domestic and international fire extinguisher manufacturers.

          We have also introduced Halotron II, a total flooding agent designed for certain niche clean agent markets.  Halotron II has a zero Ozone Depletion Potential (“ODP”) and a relatively low Global Warming Potential (“GWP”).  Sales of Halotron II to date have not been significant.

          In order for us to increase market share for Halotron I and Halotron II and achieve a long term presence in the industry, it may be necessary to expend considerable additional funds and effort in research and development.  Although Halotron I has an ODP that is virtually zero and therefore significantly lower than that of halons and that meets current environmental standards, potential users of halon replacements may eventually require a product with an absolute zero ODP.  Accordingly, the product life of Halotron I may be limited, and we may be required to produce other agents that can meet increasingly stringent standards.  There can be no assurance that we will be able to identify and produce such agents or that a competitor or competitors will not develop fire extinguishing agents with comparable or superior qualities.

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

REAL ESTATE ASSETS

          At September 30, 2003, we owned approximately 14 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada.  We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah that are dedicated to our growth and diversification.

          In addition, we hold a 50% interest in the Ventana Canyon joint venture residential project located in the Las Vegas, Nevada area.  All homes have been sold and the venture has wound down its operations.  We do not expect to receive any cash returns from the venture in the future.

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

          Our systems are marketed domestically by independent sales representatives and overseas by sales representatives and licensees.  We also receive a significant amount of direct sales leads as a result of advertising and through attendance at key trade shows.

          We compete both with companies that utilize other technologies and those that utilize technologies similar to ours.  Most of these companies are substantially larger than us.  Our success depends principally upon our ability to be cost competitive and, at the same time, to provide a quality product.

          As of October 31, 2003, our environmental protection equipment division had a backlog of approximately $0.8 million.

INVESTMENT IN AND ADVANCES TO JOINT VENTURE

          On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business.  The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.

          The investment was made and held by our newly organized, wholly-owned subsidiary, Energetic Additives Inc., LLC (“EA”).  EA holds a 50% equity interest in ES.  The remaining 50% equity interest is held by a private entity with extensive experience in the explosives industry.

          On December 11, 2002, ES completed the purchase of certain assets and the assumption of certain liabilities of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries within LSB industries, Inc.  SEC/UTC is involved in the manufacture and distribution of commercial explosives, and is also a research, development and testing organization specializing in the development and testing of products and processes for commercial explosives and energetic compounds.  We have accounted for our investment in ES using the equity method of accounting.  (See Note 12 to our Consolidated Financial Statements.)

INTELLECTUAL PROPERTY

          The following are registered trademarks and service marks pursuant to applicable intellectual property laws and are the property of American Pacific Corporation or our subsidiaries:  Halotron®, SEP-100™, OdorMaster®, and ChlorMaster®.

PRODUCT DEVELOPMENT AND ENHANCEMENT

          Our existing laboratory facilities are located on the premises of our perchlorate chemicals production site and are used to support those activities and our sodium azide and Halotron production activities.  We also conduct development programs directed toward enhancement of product quality and performance and the development of complementary or related products at these facilities.

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

          In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area).  Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California.  Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland.  Although they are not currently included in the list of hazardous substances compiled by the EPA, perchlorates have been added to the EPA’s Contaminant Candidate List.  We manufactured perchlorate chemicals at a facility on the Henderson site until the facility was destroyed in the May 1988 incident, described below, after which we relocated our perchlorate production to our current facilities in Iron County, Utah.  For many years, Kerr-McGee operated a perchlorate production facility at a site near our Henderson site.

          The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water.  In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site.  The results of our tests have shown perchlorate concentrations in the ground water at the former Henderson site ranging from

0 to approximately 750,000 ppb at certain monitoring wells.  Since 1998, we have spent in excess of $6 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods (including the pilot process described below).  Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached the Las Vegas Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water.  Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years.  We have, however, commenced a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method.  To date, the pilot remediation process is proceeding in accordance with our plan and has shown promising results, but there can be no assurance as to its efficacy.

          The EPA is conducting a risk assessment relating to perchlorates and has recommended a preliminary reference dose for perchlorates that would equate to 1 ppb in drinking water.  Certain states are also conducting risk assessments and some have set preliminary levels as low as 1 ppb.  To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science.  At the request of the EPA, the National Academy of Science (“NAS”) recently began an evaluation and assessment of the health effects of perchlorates.  This NAS evaluation is currently scheduled to be completed by January, 2005.  Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, presumably after the findings of NAS, although we do not know when that will occur.  We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods and a proper reference dose.  Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance.  Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.  However, the lower the level at which the final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

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

          AP, in the particle sizes and chemical purities produced by us, is categorized for transportation purposes by the United States Department of Transportation (“DOT”) as a Class IV oxidizer.  Such classification indicates that the DOT considers AP to be non-explosive, non-flammable and non-toxic.  Our perchlorate manufacturing plant was constructed in a manner intended to minimize, to the extent of known technologies and safety measures, the combination of AP with other materials in a manner that could result in explosions or combustion.  However, no assurance can be given that our safety precautions will be effective in preventing explosions, fires and other such events from occurring.  On July 30, 1997, an explosion and fire occurred at our perchlorate production facility in Iron County, Utah.  Although damage to our property was confined to a relatively small area, the incident left one employee dead and three others injured, one seriously.  As a result of this incident, the Utah Occupational Safety and Health Division of the Utah Labor Commission cited us for violation of certain applicable Utah safety regulations in connection with the handling of AP and assessed fines totaling $5,250.  Although we have taken steps to improve safety measures and training in response to this incident, there can be no assurance that such measures will be effective in preventing other such events in the future.

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

          In late 1992, a fire occurred in a sodium azide reactor vessel at our facility during start-up and testing of the reactor vessel.  In addition, fires are reported to have affected production at a competitor’s facility in the past.  There can be no assurance that a fire or other incident will not occur at our sodium azide production facility in the future.  On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee.  No other employees were involved and there was no significant damage to the facility.  We have received fines from Utah OSHA relating to this accident, but believe that the ultimate payment by us for these fines will be less than $75,000.   See Item 3. Legal Proceedings.

          We believe that exposure to sodium azide after an airbag is installed in an automobile is highly unlikely due to the way in which sodium azide is used and to the housing in which it is encased.  However, in January 2002, AAC was named as a defendant in a complaint relating to airbag deployment.  In the third quarter of fiscal 2003, we paid less than $50,000 to settle our part of this complaint  See Item 3. Legal Proceedings.

EMPLOYEES

          At September 30, 2003, we employed approximately 200 persons in executive, administrative, sales and manufacturing capacities.  Although efforts have been made by union representatives to seek certification to represent certain of our employees, no such certification has been granted and we do not have collective bargaining agreements with any of our employees.  We consider our relationships with our employees to be satisfactory.

Item 2.  Properties

          The following table sets forth certain information regarding our properties at September 30, 2003.

Location	Principal Use	Approximate Area or Floor Space	Status		Approximate Annual Rent

Iron County, UT	Perchlorate Manufacturing Facility (a)	217 acres	Owned		––
Iron County, UT	Sodium Azide Manufacturing Facility (b)	41 acres	Owned		––
Iron County, UT	Halotron Manufacturing Facility (c)	6,720 sq. ft.	Owned		––
Las Vegas, NV	Executive Offices	22,262 sq. ft.	Leased	(d)	$550,000

(a)

This facility is used for the production of perchlorate products and environmental protection equipment. It consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building.  Perchlorate capacity utilization rates for this production facility were approximately 62%, 66% and 51% during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

(b)

This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space.  Capacity utilization rates for this production facility were approximately 14%, 30% and 33% during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

(c)	Capacity utilization rates for the Halotron production facility were approximately 6%, 8% and 11% during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

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

Item 3.  Legal Proceedings

          In January 2002, AAC was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles – Southwest District.  The complaint named a number of defendants, including AAC’s principal sodium azide customer, Autoliv.  The complaint alleged, among other things “toxic injuries” as a result of the deployment of an airbag.  In the third quarter of fiscal 2003, we paid less than $50,000 to settle our part of this complaint.

          In January 2002, we received a demand for payment from Frontier Insurance Company (“Frontier”) of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier.  The local developer was an owner of a company that is the managing member of a limited liability company (the “LLC”) in which we are also a member.  The LLC completed development of a residential project and has wound down its operations.  In 1995, we entered into indemnity agreements relating to the development of this project.  In February 2002, we (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada.  The complaint seeks a judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier.  The complaint has been stayed for the time being pending the reorganization of Frontier.

          As discussed above, on April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee.  In March 2003, we were named in a complaint filed in the District Court of Clark County, Nevada related to the accident referred to above, and the complaint alleged, among other things, negligence, breach of warranties and product liabilities.  In the third quarter of fiscal 2003, the complaint against us was dismissed.

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

	High	Low

Fiscal Year 2003
1st Quarter	$10.05	$5.59
2nd Quarter	10.25	6.77
3rd Quarter	8.65	6.66
4th Quarter	8.74	7.11

	High	Low

Fiscal Year 2002
1st Quarter	$8.94	$6.46
2nd Quarter	10.40	8.06
3rd Quarter	11.40	9.11
4th Quarter	9.68	7.83

          At October 31, 2003, there were approximately 1,106 shareholders of record of our Common Stock.  We have not paid a dividend on the Common Stock since our incorporation.  In addition, covenants contained in the Indenture associated with the Notes had, until redemption of the Notes in March 2003, restricted our ability to pay dividends.  However, in January 2003, we adopted our Dividend and Stock Repurchase Program.  (See Note 13 to our Consolidated Financial Statements.)

Item 6.  Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,

	2003	2002	2001	2000	1999

	(in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales and operating revenues	$68,866	$73,588	$63,089	$67,369	$72,834
Cost of sales	37,349	43,529	38,186	44,279	45,834
Gross profit	31,517	30,059	24,903	23,090	27,000
Operating expenses	14,480	13,776	10,050	10,236	10,024
Impairment charge				9,084
Operating income	17,037	16,283	14,853	3,770	16,976
Net interest and other expense (income)	1,544	3,235	2,590	3,581	5,363
Loss on Debt Extinguishments	1,522	149		1,594	174
Income (loss) before income taxes	13,971	12,899	12,263	(1,405)	11,439
Income taxes	4,611	4,257	4,537	(15,136)
Net income	9,360	8,642	7,726	13,731	11,439
Basic net income per share	1.29	1.21	1.10	1.88	1.41
Diluted net income per share	$1.27	$1.18	$1.10	$1.86	$1.39
BALANCE SHEET DATA:
Cash and cash equivalents	$27,140	$65,826	$51,471	$30,128	$40,434
Inventories and receivables	22,885	21,156	19,736	20,813	18,883
Property, plant and equipment – net	9,223	7,918	7,503	7,460	17,650
Intangible assets – net	17,579	21,297	25,411	29,805	34,210
Deferred income taxes	10,307	10,128	11,103	15,406
Total assets	101,685	131,971	123,042	117,590	132,882
Working capital	42,599	81,783	67,426	43,362	52,692
Long-term debt		40,600	44,175	44,175	67,000
Shareholders’ equity	$84,834	$76,241	$66,955	$59,609	$52,204

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are principally engaged in the production of Grade I AP for the aerospace and national defense industries.  In addition, we produce and sell sodium azide, the primary component of a gas generant used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.  The perchlorate, sodium azide and Halotron facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our specialty chemicals operating segment.  Our other lines of business include our real estate segment which is winding down, and the production of environmental protection equipment, including waste water and seawater treatment systems.  As discussed in Note 12 to our Consolidated Financial

Statements, we also hold a 50% equity interest in an entity that manufactures and distributes commercial explosives.

          Critical Accounting Estimates.  A summary of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements.  We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.  Judgments and assessments of uncertainties are required in applying our accounting policies in many areas.  For example, key assumptions are particularly important when determining our projected liabilities for pension benefits.  Information with respect to pension expenses and liabilities, together with the impact of changes in key assumptions is discussed in Note 8 to our Consolidated Financial Statements.

          Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental matters, tax matters, and the resolution of litigation, and the recoverability of investments in and advances to our joint venture.  A discussion of environmental and legal matters is included in Note 9 to our Consolidated Financial Statements.  Information on some of the key estimates and assumptions on which our annual provision for income taxes is based may be found in Note 7 to our Consolidated Financial Statements.  A discussion regarding the recoverability of investments in and advances to our joint venture is included in Note 12 to our Consolidated Financial Statements.

          Actual results will inevitably differ to some extent from the estimates on which our Consolidated Financial Statements are prepared at any given point in time.  Despite these inherent limitations, we believe that our Management’s Discussion and Analysis and audited Consolidated Financial Statements provide a meaningful and fair perspective on our company.

          Sales and Operating Revenues.  Sales of our perchlorate chemical products accounted for approximately 79%, 73% and 68% of revenues during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.  In general, demand for Grade I AP is driven by a relatively small number of DOD and NASA contractors.  As a result, any one individual Grade I AP customer usually accounts for a significant portion of our revenues.  For example, Alliant accounted for approximately 66%, 51% and 60% of our revenues during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of Grade I AP through the year 2008.  The agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us.  In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years.  The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers.  Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%.  Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by at least 20% in fiscal 2004.  After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008.

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

          Demand for perchlorate chemicals declined throughout the 1990’s.  In 1998, supply capacity was substantially in excess of demand levels and, in an attempt to rationalize the industry, we consummated the Acquisition.  Subsequent to the Acquisition in 1998, our annual sales volumes of Grade I AP were approximately 20.2 million, 16.4 million, 12.6 million, 16.4 million and 15.5 million pounds during the fiscal years ended September 30, 1999, 2000, 2001, 2002 and 2003 respectively.  Prior to the tragic Space Shuttle Columbia disaster on February 1, 2003, and based principally upon information we had received from our major customers, we previously estimated that annual demand for Grade I AP would range between 16.0 million and 20.0 million pounds over the next several years.

          As we have previously reported, we were not instructed to curtail production associated with the Space Shuttle program after the Columbia disaster.  We continued to produce and deliver Grade I AP in accordance with our fiscal 2003 purchase order and, as a result, our customer’s inventory levels of Grade I AP increased throughout the year.  Assuming the Space Shuttle returns to flight in the fall of 2004 (as to which there is no assurance), and achieves annual flight levels of between 4 and 5, we are currently estimating that our annual sales volumes of Grade I AP will range between 10.0 and 13.0 million pounds over at least the next three years.  Our revenues, operating income and cash flows from operating activities will be significantly less at these lower volume levels.  In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations.  We have no ability to influence the demand for Grade I AP.  Any decision to further delay, reduce or cancel Space Shuttle flights over an extended period of time would have a significant adverse effect on our results of operations and financial condition.

          We also produce and sell other perchlorates.  Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product.  We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products.  For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 2001, 2000 and 1999.  In fiscal 2003 and 2002, shipments of other perchlorates accounted for sales of $7.7 and $6.9  million, respectively, although there was no substantial change in volumes.  Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators.  Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue.  A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

          Sodium azide sales accounted for approximately 6%, 12% and 15% of sales during fiscal years ended September 30, 2003, 2002 and 2001, respectively.  Autoliv, our principal sodium azide customer, accounted for approximately 3%, 8% and 12% of our revenues during fiscal 2003, 2002 and 2001, respectively.

          Worldwide sodium azide demand has recently declined considerably.  Our sodium azide sales volumes declined approximately 17% in both fiscal 2001 and 2000, 10% in fiscal 2002, and 54% in fiscal 2003.  Worldwide demand for sodium azide is substantially less than worldwide supply.  Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

          Sales of Halotron amounted to approximately 4%, 5% and 6% of revenues during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.  Halotron is designed to replace halon-based fire extinguishing systems.  Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

          Real estate sales amounted to approximately 7%, 9% and 5% of revenues during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.  The nature of real estate development and sales is such that we are unable reliably to predict any pattern of future real estate sales.  In addition, real estate sales are currently estimated to be completed by the end of fiscal 2004.  We do not expect to receive any cash returns in the future from our interest in our residential joint venture project, which has wound down its operations.

          Environmental protection equipment sales accounted for approximately 4%, 1% and 6% of revenues during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

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

          Prices paid by us for raw materials have historically been relatively stable, although we have experienced cost increases on certain raw materials.  All the raw materials used in our manufacturing processes have been available in commercial quantities, although we have recently had difficulty obtaining a long-term commitment for the supply of graphite.  Graphite is critical to the production of our perchlorate chemicals and we are working to resolve this issue.  A substantial portion of the total cash costs of operating our specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

          Net Income.  Although our net income and diluted net income per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 9 to our Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (ii) the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron, and environmental protection equipment sales in the future is uncertain; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; and (v) the ability to pass on increases in raw material costs to our customers.  (See “Liquidity and Capital Resources” and “Forward Looking Statements/Risk Factors” below.)

Results of Operations

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

          Sales and Operating Revenues.  Sales decreased $4.7 million, or 7%, to $68.9 million in fiscal 2003, from $73.6 million in fiscal 2002.  This decrease was principally attributable to a decrease in specialty chemicals sales of $4.6 million and a decrease in real estate sales of $2.2 million.  This decrease was partially offset by an increase in environmental protection equipment sales of approximately $2.1 million.  The decrease in specialty chemicals sales resulted principally from a decrease in shipments of sodium azide and Halotron.

          Real estate sales decreased $2.2 million, or 31%, to $4.8 million in fiscal 2003, from $7.0 million in fiscal 2002, due to a decrease in land sales in fiscal 2003 compared to fiscal 2002.  These sales are expected to decline substantially in 2004 by reason of the complete depletion of our real estate in Nevada that is held for sale.

          Environmental protection equipment sales increased $2.1 million, or 300%, to $2.8 million in fiscal 2003, from $0.7 million in fiscal 2002.  As of October 31, 2003, this segment had a backlog of approximately $0.8 million.

          Cost of Sales.  Cost of sales decreased $6.2 million, or 14%, to $37.3 million in fiscal 2003, from $43.5 million in fiscal 2002.  As a percentage of sales, cost of sales was 54% in fiscal 2003, compared to 59% in fiscal 2002.  The decrease in the percentage of cost of sales to sales was principally attributable to decreased depreciation expense associated with our specialty chemicals segment as a result of certain fully depreciated assets, and a change in the mix of products sold to higher margin products within the specialty chemicals segment.

          Operating Expenses.  Operating (selling, general and administrative) expenses increased $0.7 million, or 5%, in fiscal 2003 to $14.5 million, from $13.8 million in fiscal 2002.  The increase was primarily due to increased insurance costs and costs associated with the issue of perchlorate chemicals found in Lake Mead.  (See Note 9 to our Consolidated Financial Statements.)  These increases were partially offset by decreased spending on corporate development activities.

          Segment Operating Income (Loss).  Operating income (loss) of our operating segments during the fiscal years ended September 30, 2003 and 2002 was as follows:

	2003	2002

Specialty chemicals	$14,020,000	$13,551,000
Environmental protection equipment	(318,000)	(1,046,000)
Real estate	3,335,000	3,778,000

Total	$17,037,000	$16,283,000

The increase in operating income in our specialty chemicals industry segment was primarily attributable to a decrease in depreciation expense associated with our specialty chemicals segment, offset partially by decreased Halotron and sodium azide shipments.  The increase in the operating performance of our environmental protection equipment business was primarily due to increased sales.  The decrease in operating income of our real estate segment was principally due to decreased land sales.

          Net Interest and Other Expense (Income).  Net interest and other expense (income) decreased to $1.5 million in fiscal 2003 from $3.2 million in fiscal 2002.  The decrease was principally due to the redemption of the Notes.  This decrease was partially offset by our equity in the loss of ES.  (See Note 12 to our Consolidated Financial Statements.)

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

          Operating Expenses.  Operating (selling, general and administrative) expenses increased $3.7 million, or 37%, in fiscal 2002 to $13.8 million, from $10.1 million in fiscal 2001.  Most of the increases in operating expenses relate to costs incurred in connection with corporate and product development activities.  We incurred increased costs relating to the evaluation and investigation of the potential for alternative uses and applications of certain of our existing and related products.  In addition, during the fiscal year ended September 30, 2002, we experienced increases in operating expenses as a result of detailed due diligence activities directly related to certain corporate development opportunities.  Operating expenses during each of the fiscal years 2002 and 2001, also include approximately $0.9 million in costs associated with the investigation and evaluation of trace amounts of perchlorate chemicals found in Lake Mead.  (See Note 9 to our Consolidated Financial Statements.)

          Segment Operating Income (Loss).  Operating income (loss) of our operating segments during the fiscal years ended September 30, 2002 and 2001 was as follows:

	2002	2001

Specialty chemicals	$13,551,000	$13,479,000
Environmental protection equipment	(1,046,000)	140,000
Real estate	3,778,000	1,234,000

Total	$16,283,000	$14,853,000

The increases in operating income in our specialty chemicals industry segment was primarily attributable to an increase in perchlorate chemical shipments, offset partially by decreased Halotron and sodium azide shipments, and lower power costs in fiscal 2001 (see above).  The increase in operating income of our real estate segment was principally due to increased land sales.  The operating loss incurred in our environmental protection equipment business in fiscal 2002 was primarily due to decreased sales.

          Net Interest and Other Expense (Income).  Net interest and other expense (income) increased to $3.2 million in fiscal 2002 from $2.6 million in fiscal 2001.  The increase was principally due to lower average interest rates earned on cash and cash equivalent balances.

Inflation

          General inflation did not have a significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2003.  General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.  As discussed above, we have recently experienced increases in certain raw material costs and power costs, although we believe that such increases are not specifically related to the effects of general inflation.

Liquidity and Capital Resources

          Cash flows provided by operating activities were $17.7 million, $17.1 million and $18.2 million during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.  We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations.  However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for perchlorates, sodium azide and Halotron, may have an effect on the use and availability of cash.

          The combination of the lower levels of expected Grade I AP sales, the 20% price reduction on Grade I AP sold to Thiokol beginning in fiscal 2004, and declining real estate sales (all referred to above) is expected to significantly reduce our revenues and cash flows from operating activities in fiscal 2004.  As a result of these factors and absent the consideration of any changes in working capital, we currently expect that our cash flows from operating activities will be at least 50% less in fiscal 2004 as compared to fiscal 2003.

          Capital expenditures were $3.1 million, $2.1 million and $1.6 million during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.  Capital expenditures relate principally to specialty chemicals segment capital improvement projects and enterprise software.

          As discussed in Note 12 to our Consolidated Financial Statements, in December 2002 we made an investment of approximately $10.7 million in ES.  The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.  We are currently in negotiations to modify the terms of the term and revolving debt, but do not presently expect to incur any impairment loss related to any such modifications.

          As discussed in Note 5 to our Consolidated Financial Statements, we redeemed the Notes on March 1, 2003.  The total cost of the redemption, including interest on the Notes, was approximately $43.4 million.  We recognized a loss on the redemption of the Notes of approximately $1.5 million.

          During the three-year period ended September 30, 2003, we received cash of approximately $6.6 million (none in fiscal 2003) from our Ventana Canyon residential joint venture.  The venture has wound down its operations and we do not expect to receive any cash returns from this venture in the future.

          During the three-year period ended September 30, 2003, we spent $2.5 million on the repurchase of our Common Stock.  As discussed in Note 13 to our Consolidated Financial Statements, our Dividend and Stock Repurchase Program became effective in fiscal 2003.  Under the provisions of this Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share, payable on January 9, 2004, to shareholders of record on December 29, 2003.

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

Contractual Obligations and Commitments.  The following tables summarize our fiscal year contractual obligations and commitments as of September 30, 2003.

	Payments Due by Period

	Total	2004	2005	2006	2007 and Thereafter

Contractual Obligations
Operating leases	$1,375,000	$550,000	$550,000	$275,000
Pension obligations	7,031,000	1,700,000	1,700,000	1,700,000	$1,931,000

Total contractual obligations	$8,406,000	$2,250,000	$2,250,000	$1,975,000	$1,931,000

	Amount of Commitment Expiration by Period

	Total Amounts Committed	2004	2005	2006	2007 and Thereafter

Other Commitments
Letters of credit	$1,915,000	$1,634,000	$59,000	$42,000	$180,000

Total other commitments	$1,915,000	$1,634,000	$59,000	$42,000	$180,000

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

          The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.

(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program, that would cause a decrease in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for Grade I AP and other perchlorates, sodium azide or Halotron, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron and our environmental products have limited applications and highly concentrated customer bases.

2.

The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 9 to our Consolidated Financial Statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

3.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively.

4.

Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing and explosives businesses.

5.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

6.	The near depletion of our Clark County, Nevada commercial real estate, with only 14 acres remaining for sale.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

          Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates.  We had certain long-term fixed-rate debt that was redeemed on March 1, 2003.  In December 2002, we entered into a revolving line of credit facility that is secured by certain inventory and receivables.  To date, we have not drawn upon the line of credit.  We believe that any market risk arising from our fixed-rate debt is not material.  At September 30, 2003, we did not have any derivative-based financial instruments.  However, the amount of outstanding debt may fluctuate and we may at some time be subject to refinancing risk.

Item 8.  Financial Statements and Supplementary Data

          Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2003

	1st	2nd	3rd	4th	Total

Sales and Operating Revenues	$15,063	$19,550	$13,809	$20,444	$68,866
Gross Profit	6,379	9,372	5,502	10,264	31,517
Net Income	1,191	2,682	1,600	3,887	9,360
Diluted Net Income Per Share	$.16	$.36	$.22	$.53	$1.27

	Quarters For Fiscal Year 2002

	1st	2nd	3rd	4th	Total

Sales and Operating Revenues	$13,117	$20,046	$18,542	$21,883	$73,588
Gross Profit	3,839	7,887	7,383	10,950	30,059
Net Income	(5)	2,566	1,991	4,090	8,642
Diluted Net Income Per Share	$(.00)	$.35	$.27	$.55	$1.18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Item 9A.  Controls and Procedures

          Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The required information regarding directors and executive officers is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2004.  We have adopted a policy that applies to all of our directors and employees entitled “Standards of Business Conduct” that is filed as an exhibit to this annual report.  This policy is also posted to our website at www.apfc.com.

Item 11.  Executive Compensation

          The required information regarding executive compensation is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2004.

Item 13.  Certain Relationships and Related Transactions

          The required information regarding certain relationships and related transactions is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2004.

Item 14.  Principal Accounting Fees and Services

          The required information regarding principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2004.

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

		4.1	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-53449) (the “1998 S-8”).

		4.2	Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.

		4.3	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-104732) (the “2003 S-8”).

		4.4	Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.3 to the 2003 S-8.

4.5	American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Plan”), incorporated by reference to Exhibit 4.2 to the 2003 S-8.

4.6	Form of Option Agreement under the 2002 Plan, incorporated by reference to Exhibit 4.4 to the 2003 S-8.

4.7

Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated August 6, 1999 (the “Form 8-A”).

4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.

10.1

Employment agreement dated January 1, 2002, between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”).

10.2	Employment agreement dated January 1, 2002, between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.2 to the Registrant’s 2002 10-K.

10.3	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the 1999 10-K.

10.4	Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.

10.5	Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.

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

* 10.12	Articles of Organization of Energetic Systems Inc., LLC

* 10.13	Operating Agreement of Energetic Systems Inc., LLC

* 14	Standards of Business Conduct.

* 21	Subsidiaries of the Registrant.

* 23	Consent of Deloitte & Touche LLP.

* 24	Power of Attorney, included on Page 32.

* 31. 1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31. 2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32. 1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32. 2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Form 8-K

On August 1, 2003, we filed a Form 8-K furnishing our press release dated July 31, 2003.

(c)	See (a)(3) above.

(d)	None applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2003		AMERICAN PACIFIC CORPORATION
(Registrant)

	By:	/s/ JOHN R. GIBSON

John R. Gibson President & Chief Executive Officer

	By:	/s/ DAVID N. KEYS

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

/s/ JOHN R. GIBSON	Date: December 18, 2003

John R. Gibson, Chief Executive Officer, President, and Director

/s/ DAVID N. KEYS	Date: December 18, 2003

David N. Keys, Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer and Director

/s/ FRED D. GIBSON, JR.	Date: December 18, 2003

Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 18, 2003

Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 18, 2003

Berlyn D. Miller, Director

/s/ NORVAL F. POHL	Date: December 18, 2003

Norval F. Pohl, Ph.D., Director

/s/ C. KEITH ROOKER	Date: December 18, 2003

C. Keith Rooker, Director

/s/ VICTOR M. ROSENZWEIG	Date: December 18, 2003

Victor M. Rosenzweig, Director

/s/ DEAN M. WILLARD	Date: December 18, 2003

Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 18, 2003

Jane L. Williams, Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and Subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
December 18, 2003

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,140,000	$65,826,000
Accounts and notes receivable	8,951,000	6,787,000
Related party notes and accrued interest receivable	321,000	380,000
Inventories	13,613,000	13,989,000
Prepaid expenses and other assets	446,000	445,000
Deferred income taxes	79,000	435,000

Total Current Assets	50,550,000	87,862,000
PROPERTY, PLANT AND EQUIPMENT, NET	9,223,000	7,918,000
INTANGIBLE ASSETS, NET	17,579,000	21,297,000
INVESTMENT IN AND ADVANCES TO JOINT VENTURE	10,393,000
DEFERRED INCOME TAXES	10,228,000	9,693,000
OTHER ASSETS, NET	3,712,000	5,201,000

TOTAL ASSETS	$101,685,000	$131,971,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,951,000	$6,079,000

Total Current Liabilities	7,951,000	6,079,000
LONG-TERM DEBT		40,600,000
OTHER LONG-TERM LIABILITIES	5,331,000	5,482,000

TOTAL LIABILITIES	13,282,000	52,161,000

COMMITMENTS AND CONTINGENCIES
WARRANTS TO PURCHASE COMMON STOCK	3,569,000	3,569,000
SHAREHOLDERS’ EQUITY:
Common stock – $.10 par value, 20,000,000 shares authorized, issued – 8,995,041 shares in 2003 and 8,824,541 shares in 2002	898,000	881,000
Capital in excess of par value	83,554,000	82,249,000
Retained earnings	16,180,000	6,820,000
Treasury stock (1,752,212 shares in 2003, and 1,570,087 shares in 2002)	(14,230,000)	(12,483,000)
Accumulated other comprehensive loss	(1,568,000)	(1,226,000)

Total Shareholders’ Equity	84,834,000	76,241,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,685,000	$131,971,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001

SALES AND OPERATING REVENUES	$68,866,000	$73,588,000	$63,089,000
COST OF SALES	37,349,000	43,529,000	38,186,000

GROSS PROFIT	31,517,000	30,059,000	24,903,000
OPERATING EXPENSES	14,480,000	13,776,000	10,050,000

OPERATING INCOME	17,037,000	16,283,000	14,853,000
NET INTEREST AND OTHER EXPENSE (INCOME)	1,544,000	3,235,000	2,590,000
LOSS ON DEBT EXTINGUISHMENTS	1,522,000	149,000

INCOME BEFORE INCOME TAXES	13,971,000	12,899,000	12,263,000
INCOME TAXES	4,611,000	4,257,000	4,537,000

NET INCOME	$9,360,000	$8,642,000	$7,726,000

BASIC NET INCOME PER SHARE	$1.29	$1.21	$1.10

AVERAGE SHARES OUTSTANDING	7,253,000	7,145,000	7,034,000

DILUTED NET INCOME PER SHARE	$1.27	$1.18	$1.10

DILUTED SHARES	7,353,000	7,335,000	7,052,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,360,000	$8,642,000	$7,726,000

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,794,000	6,384,000	6,303,000
Basis in development property sold	632,000	2,517,000	769,000
Equity in loss of joint venture	760,000
Loss on debt extinguishments	1,522,000	149,000
Stock options tax effects	170,000	269,000
Changes in assets and liabilities:
Accounts and notes receivable	(2,105,000)	(1,328,000)	4,166,000
Inventories	376,000	(81,000)	(3,033,000)
Prepaid expenses and other	193,000	(2,412,000)	(176,000)
Deferred income taxes	(179,000)	975,000	4,303,000
Accounts payable and other liabilities	1,197,000	1,992,000	(1,894,000)

Total adjustments	8,360,000	8,465,000	10,438,000

Net cash from operating activities	17,720,000	17,107,000	18,164,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,119,000)	(2,080,000)	(1,624,000)
Investment in and advances to joint venture	(11,153,000)
Real estate equity returns		1,385,000	5,239,000

Net cash from investing activities	(14,272,000)	(695,000)	3,615,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt related payments	(41,539,000)	(3,647,000)
Issuance of common stock	1,152,000	1,903,000	12,000
Treasury stock acquired	(1,747,000)	(313,000)	(448,000)

Net cash from financing activities	(42,134,000)	(2,057,000)	(436,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,686,000)	14,355,000	21,343,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	65,826,000	51,471,000	30,128,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,140,000	$65,826,000	$51,471,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$1,875,000	$3,800,000	$4,100,000

Cash paid during year for income taxes	$4,400,000	$2,400,000	$200,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	Net Outstanding Number of Common Shares	Par Value of Shares Issued	Capital in excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Note Receivable from the Sale of Stock	Accumulated Other Comprehensive Loss

BALANCES, OCTOBER 1, 2000	7,078,637	$852,000	$80,094,000	$(9,548,000)	$(11,722,000)	$(67,000)
Net income				7,726,000
Issuance of common stock	2,500		12,000
Treasury stock acquired	(83,933)				448,000)
Note payments						56,000

BALANCES, SEPTEMBER 30, 2001	6,997,204	852,000	80,106,000	(1,822,000)	(12,170,000)	(11,000)
Net income				8,642,000			$8,642,000
Other comprehensive loss							(1,226,000)

Subtotal – comprehensive income							7,416,000
Issuance of common stock	308,750	29,000	1,874,000
Stock option tax effects			269,000
Treasury stock acquired	(51,500)				(313,000)
Note payments						11,000

BALANCES, SEPTEMBER 30, 2002	7,254,454	881,000	82,249,000	6,820,000	(12,483,000)		(1,226,000)
Net income				9,360,000			9,360,000
Other comprehensive loss							(342,000)

Subtotal – comprehensive income							9,018,000
Issuance of common stock	170,500	17,000	1,135,000
Stock option tax effects			170,000
Treasury stock acquired	(182,125)				(1,747,000)

BALANCES, SEPTEMBER 30, 2003	7,242,829	$898,000	$83,554,000	$16,180,000	$(14,230,000)		$(1,568,000)

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The Consolidated Financial Statements include the accounts of American Pacific Corporation and Subsidiaries (the “Company”, “we”, “us”, or “our”).  All significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.  Judgments and assessments of uncertainties are required in applying our accounting policies in many areas.  For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and the recoverability of our investment in and advances to joint ventures, deferred tax assets and long-lived assets, including intangible assets.  Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies.  Actual results will inevitably differ to some extent from estimates on which our Consolidated Financial Statements were prepared.

Cash and Cash Equivalents – All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents.

Related Party Transactions – Related party notes and accrued interest receivable represent demand notes bearing interest at a bank’s prime rate from our former Chairman and a current officer.

Our other related party transactions generally fall into the following categories:

• Payments of professional fees to firms affiliated with certain members of our Board.

• Payments to certain directors for consulting services outside of the scope of their duties as directors.

For the years ended September 30, 2003, 2002 and 2001, such transactions totaled $0.5 million, $0.5 million and $0.4 million, respectively.

Inventories – Inventories are stated at the lower of cost or market.  Cost of the specialty chemicals segment inventories is determined principally on a moving average basis and cost of the environmental protection equipment segment inventories is determined principally on the specific identification basis.

Property, Plant and Equipment – Property, plant and equipment are carried at cost less accumulated depreciation.  We periodically assess the recoverability of property, plant and equipment and evaluate such assets for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable.  Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the  net carrying amount.  Depreciation is computed on the straight-line method over the estimated productive lives of the assets (3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements).

Intangible Assets – During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.  Under the provisions of SFAS

No. 142, our intangible assets, related primarily to our perchlorate acquisition in fiscal 1998, will continue to be amortized under its originally assigned life of ten years.  At September 30, 2003, our intangible assets had a gross carrying value of approximately $39.5 million and accumulated amortization of approximately $21.9 million.  Amortization expense was approximately $3.9 million in fiscal 2003 and $4.4 million in both fiscal 2002 and 2001.  Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the five-year period ending September 30, 2007.

Accounts Payable and Accrued Liabilities – Accounts payable and accrued liabilities at September 30, 2003 and 2002 consist of the following:

	2003	2002

Accounts payable	$1,098,000	$921,000
Accrued liabilities (principally pension and payroll related, and taxes)	6,853,000	5,158,000

Total	$7,951,000	$6,079,000

Fair Value Disclosure as of September 30, 2003:

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and other long-term liabilities – The carrying value of these items is a reasonable estimate of their fair value due to their short-term nature.

Warrants – Market quotations are not available for our Warrants.  However, the $14 strike price of the Warrants is substantially in excess of the recent trading prices of our Common Stock and the Warrants expire on December 31, 2003.  (See Note 5.)

Sales and Revenue Recognition – Sales of the specialty chemicals segment are recognized as the product is shipped and billed pursuant to outstanding purchase orders.  Sales of the environmental protection equipment segment are recognized when the product is shipped.  We receive cash for the full amount of real estate sales at the time of closing.

Net Income Per Common Share – Basic per share amounts are calculated by dividing net income by average shares outstanding during the period.  Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents.  The effect of outstanding stock options and warrants to purchase approximately 2.9 million, 2.9 million and 3.2 million shares of common stock during the fiscal years 2003, 2002 and 2001, respectively, were not included in diluted per share calculations, since the average exercise price of such options and warrants was greater than the average market price of our common stock during these periods.  The dilutive effect of the assumed exercise of stock options increased the weighted average of common shares by 100,000, 190,000 and 18,000 during the years ended September 30, 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation – In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” was issued.  SFAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in SFAS 123.  We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options.  Under APB No. 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  (See Note 10.)

Income Taxes – We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. (See Note 7.)

Loss on Debt Extinguishments – During the first quarter of fiscal 2003, we adopted SFAS No. 145.  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30.  Applying the provisions of APB No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and that meet the criteria for classification as an extraordinary item.  We have reclassified previously reported extraordinary losses on debt extinguishments to a separate line item above the caption “Income Before Income Taxes” in our Consolidated Statements of Income.

Comprehensive Loss – Other comprehensive loss is reported in our Consolidated Statements of Shareholders’ Equity and Accumulated other comprehensive loss is reported in our Consolidated Balance Sheets.  Our only component of other comprehensive loss represents a minimum pension liability adjustment.  (See Note 8.)

Recently Issued Accounting Standards – In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity.”  SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  We have determined that SFAS No. 150 will not have a material impact on our financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity.  We are currently evaluating the impact, if any, FIN 46 will have on our consolidated financial position, results of operations and cash flows.

Reclassifications – Certain reclassifications have been made in the 2002 and 2001 Consolidated Financial Statements in order to conform to the presentation used in 2003.

2.	INVENTORIES

Inventories at September 30, 2003 and 2002 consist of the following:

	2003	2002

Work-in-process	$6,613,000	$6,923,000
Raw material and supplies	7,000,000	7,066,000

Total	$13,613,000	$13,989,000

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2003 and 2002 are summarized as follows:

	2003	2002

Land	$117,000	$117,000
Buildings, machinery and equipment	19,465,000	16,680,000
Construction in progress	1,029,000	695,000

Total	20,611,000	17,492,000
Less: accumulated depreciation	11,388,000	9,574,000

Property, plant and equipment, net	$9,223,000	$7,918,000

Depreciation expense was approximately $1.8 million, $2.2 million and $2.1 million during the years ended September 30, 2003, 2002 and 2001, respectively.

4.	REAL ESTATE ASSETS

At September 30, 2003, we owned approximately 14 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada.  We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah that are dedicated to our growth and diversification.

We hold a 50% interest in the Ventana Canyon joint venture residential project located in the Las Vegas, Nevada area.  All homes have been sold and the venture has wound down its operations.  During the three-year period ended September 30, 2003, we received cash returns from this venture of approximately $6.6 million (none in fiscal 2003).  We do not expect to receive any cash returns from the venture in the future.

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

Our real estate assets, grouped with Other Assets in our Consolidated Balance Sheet, had a total carrying value of approximately $1.7 million and $2.3 million at September 30, 2003 and 2002, respectively.

5.	LONG-TERM DEBT

On March 1, 2003, we redeemed all of our outstanding 9¼% Senior Unsecured Notes (the “Notes”).  The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, aggregating approximately $43.4 million.  We recognized a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write-off remaining debt issue costs.

In 1992, we issued warrants (the “Warrants”) to the purchasers of certain subordinated secured notes (the “Azide Notes”).  The remaining principal balance of the outstanding Azide Notes were repurchased in 1998.  The Warrants, which grant the right to purchase shares of Common Stock at an exercise price of $14.00 per share, expire on December 31, 2003.  The maximum number of shares purchasable upon exercise of the Warrants is 2,857,000 shares.  The Warrants are exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of American Azide Corporation (“AAC”), our wholly-owned subsidiary, rather than our Common Stock.  In the event of such an election, the exercise price of the Warrants will be based upon a pro rata share of AAC’s capital, adjusted for earnings and losses, plus interest from the date of contribution.  The Warrants contain certain provisions for a reduction in exercise price in the event we issue or are deemed to issue stock, rights to purchase stock or convertible debt at a price less than the exercise price in effect, or in the event of certain stock dividends, stock splits, mergers or similar transactions.

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

In December 2002, we entered into a revolving line of credit with a bank.  The maximum available credit under the line is the lesser of $10.0 million, or the sum of 85% of eligible receivables and 50% of qualifying inventory.  No funds have been borrowed under the line of credit.  The loan agreement associated with the revolving line of credit requires us to maintain certain financial ratios at certain minimum levels.  We believe we were in compliance with these maintenance requirements at September 30, 2003.

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

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division (“Thiokol”) of Alcoa with respect to the supply of Grade I AP through the year 2008.  The agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us.  In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years.  The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of a specific grade of AP sold by us to all of our customers.  Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%.  Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by at least 20% in fiscal 2004.  After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008.

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

The following table provides an analysis of our income taxes for the years ended September 30:

	2003	2002	2001

Current	$4,790,000	$3,282,000	$234,000
Deferred (federal and state)	(179,000)	975,000	4,303,000

Income taxes	$4,611,000	$4,257,000	$4,537,000

Income taxes for the years ended September 30, 2003, 2002 and 2001 differ from the amount computed at the federal and state income tax statutory rates as a result of the following:

	2003	%	2002	%	2001	%

Expected provision for Income taxes	$4,890,000	35.0%	$4,515,000	35.0%	$4,169,000	34.0%
Adjustment:
Nondeductible expenses	21,000	0.1%	24,000	0.2%	43,000	0.3%
Other	(300,000)	(2.1)%	(282,000)	(2.2)%	325,000	2.7%

Provision for income taxes	$4,611,000	33.0%	$4,257,000	33.0%	$4,537,000	37.0%

The components of net deferred taxes at September 30, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

Deferred tax assets:
Amortization	$3,255,000	$3,004,000	$2,003,000
Property	6,740,000	7,231,000	6,860,000
Net operating losses			1,314,000
Alternative minimum tax credits		706,000	1,643,000
Reorganization costs	107,000	160,000	219,000
Inventory capitalization	146,000	156,000	259,000
Accruals	1,546,000	1,549,000	1,988,000
Other	998,000	1,524,000	1,119,000

Total deferred tax assets	$12,792,000	$14,330,000	$15,405,000

Deferred tax liabilities:
Accrued income and expenses	$(2,252,000)	$(2,102,000)	$(1,740,000)
Other	(233,000)	(2,100,000)	(2,563,000)

Total deferred tax liabilities	(2,485,000)	(4,202,000)	(4,302,000)

Net deferred tax assets	$10,307,000	$10,128,000	$11,103,000

8.	EMPLOYEE BENEFIT PLANS

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

The tables below provide relevant financial information about the Plan as of and for the fiscal years ended September 30:

	2003	2002

Change in Benefit Obligation:
Benefit obligation, beginning of year	$20,160,000	$18,231,000
Service cost	770,000	615,000
Interest cost	1,388,000	1,245,000
Actuarial (gains)/losses	3,728,000	821,000
Benefits paid	(791,000)	(752,000)

Benefit obligation, end of year	$25,255,000	$20,160,000

Change in Plan Assets:
Fair value of plan assets, beginning of year	$11,232,000	$12,124,000
Actual return (loss) on plan assets	1,717,000	(920,000)
Employer contributions	1,810,000	780,000
Benefits paid	(791,000)	(752,000)

Fair value of plan assets, end of year	$13,968,000	$11,232,000

Reconciliation of Funded Status:
Funded status	$(11,287,000)	$(8,928,000)
Unrecognized net actuarial (gains)/losses	8,040,000	5,728,000
Unrecognized transition obligation
Unrecognized prior service costs	462,000	280,000

Net amount recognized	$2,785,000	$2,920,000

Amounts Recognized:
Accrued benefit liability	$4,815,000	$4,426,000
Intangible assets	(462,000)	(280,000)
Accumulated other comprehensive loss (net of taxes)	(1,568,000)	(1,226,000)

Net amount recognized	$2,785,000	$2,920,000

	2003	2002	2001

Net Periodic Pension Cost:
Service cost	$770,000	$615,000	$713,000
Interest cost	1,388,000	1,245,000	1,192,000
Expected return on assets	(930,000)	(966,000)	(1,075,000)
Net total of other components	445,000	254,000	189,000

Net periodic pension cost	$1,673,000	$1,148,000	$1,019,000

Actuarial Assumptions:
Discount rate	6.00%	6.75%	7.25%
Rate of compensation increase	4.50%	4.50%	5.00%
Expected return on plan assets	8.00%	8.00%	8.00%

Participants in the SERP include only our Chief Executive Officer, Chief Financial Officer and our former Chief Executive Officer.  Benefits paid under the SERP were approximately $0.1 million in each of the fiscal years 2003, 2002 and 2001.  Net periodic pension cost was approximately $0.2 million, $0.2 million and $0.3 million during the years ended September 30, 2003, 2002 and 2001, respectively.  At both September 30, 2003 and 2002, the accrued benefit liabilities recognized for the SERP were approximately $2.2 million.  During fiscal 2002, we established and funded a trust for the SERP.  The balance of $2.1 million was invested in cash equivalents at September 30, 2003, and is included in Other Assets in our Consolidated Balance Sheet. The non-current portions of the accrued benefit liabilities under the Plan and

SERP of approximately $5.3 million and $5.5 million at September 30, 2003 and 2002, respectively, are included in Other Long-Term Liabilities in our Consolidated Balance Sheet.

9.	COMMITMENTS AND CONTINGENCIES

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area).  Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California.  Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland.  Although they are not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), perchlorates have been added to the EPA’s Contaminant Candidate List.  We manufactured perchlorate chemicals at a facility on the Henderson site until the facility was destroyed in May 1988, after which we relocated our perchlorate production to our current facilities in Iron County, Utah.  For many years, Kerr-McGee operated a perchlorate production facility at a site near our Henderson site.

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water.  In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site.  The results of our tests have shown perchlorate concentrations in the ground water at the former Henderson site ranging from 0 to approximately 750,000 ppb at certain monitoring wells.  Since 1998, we have spent in excess of $6.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods (including the pilot process described below).  Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached the Las Vegas Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water.  Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for at least 10 years.  We have, however, commenced a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method.  To date, the pilot remediation process is proceeding in accordance with our plan and has shown promising results, but there can be no assurance as to its efficacy.

The EPA is conducting a risk assessment relating to perchlorates and has recommended a preliminary reference dose for perchlorates that would equate to 1 ppb in drinking water.  Certain states are also conducting risk assessments and some have set preliminary levels as low as 1 ppb.  To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science.  At the request of the EPA, the National Academy of Science (“NAS”) recently began an evaluation and assessment of the health effects of perchlorates.  This NAS evaluation is currently scheduled to be completed by January, 2005.  Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, presumably after the findings of NAS, although we do not know when that will occur.  We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods and a proper reference dose.  Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance.  Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.  However, the lower the level at which final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

In January 2002, AAC was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles – Southwest District.  The complaint named a number of defendants, including AAC’s principal sodium azide customer, Autoliv ASP, Inc. (“Autoliv”).  The complaint alleged, among other things “toxic injuries” as a result of the deployment of an airbag.  In the third quarter of fiscal 2003, we paid less than $50,000 to settle our part of this complaint.

In January 2002, we received a demand for payment from Frontier Insurance Company (“Frontier”) of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier.  The local developer was an owner of a company that is the managing member of a limited liability company (the “LLC”) in which we are also a member.  The LLC completed development of a residential project and has wound down its operations.  In 1995, we entered into indemnity agreements relating to the development of this project.  In February 2002, we (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada.  The complaint seeks a judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier.  The complaint has been stayed for the time being pending the reorganization of Frontier.

On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee.  No other employees were involved and there was no significant damage to the facility.  We have received fines from Utah OSHA relating to this accident, but believe that the ultimate payment by us for these fines will be less than $75,000.  In March 2003, we were named in a complaint filed in the District Court of Clark County, Nevada.  The complaint related to the accident referred to above and alleged, among other things, negligence, breach of warranties and product liabilities.  In the third quarter of fiscal 2003, the complaint against us was dismissed.

We have been and are also involved in other lawsuits.  We believe that these other lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

As discussed in Note 4, we entered into an agreement with Hughes Parkway pursuant to which we lease office space.  The lease, which had an initial term of 10 years expiring in March 2001, was renewed for an additional five year term (the “Amended Lease”).  The Amended Lease is subject to escalation every three years based on changes in the consumer price index, and permits us to occupy 22,262 square feet of office space. Rental payments were approximately $0.6 million during the fiscal years ended September 30, 2003, 2002 and 2001.  We received approximately $130,000 in the fiscal years 2003 and 2002 associated with sublet arrangements of certain of this office space.  At September 30, 2003, minimum rentals to be received under non-cancelable subleases were approximately $67,000 in fiscal 2004.  Future gross minimum rental payments under this lease for the years ending September 30, are as follows:

2004	$550,000
2005	550,000
2006	275,000

Total	$1,375,000

As of September 30, 2003, we had approximately $1.9 million in outstanding standby letters of credit.  These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

Three hundred and fifty-thousand (350,000) Preference Shares have been designated as Series D Preference Shares and are reserved for issuance under the Plan.  The Rights are redeemable at a price of $.001 per Right under the conditions provided in the Plan.  If not exercised or redeemed (or exchanged by us), the Rights expire on August 2, 2009.

Stock Options and Warrants

We have granted options and issued warrants to purchase shares of our Common Stock at prices at or in excess of market value at the date of grant or issuance.  The options were granted under various plans or by specific grants approved by our Board of Directors.

Option and warrant transactions are summarized as follows:

	Shares Under Options and Warrants	Option Price

October 1, 2000	3,797,000	$4.88	-	$14.00
Granted	206,000	4.88
Exercised	(3,000)	4.88
Expired	(102,000)	7.00	-	7.50

September 30, 2001	3,898,000	4.88	-	14.00
Exercised	(309,000)	4.88	-	7.88
Expired	(86,000)	6.38	-	7.13

September 30, 2002	3,503,000	4.88	-	14.00
Granted	249,000	8.30	-	8.36
Exercised	(170,500)	4.88	-	7.78
Expired	(64,000)	6.94	-	7.00

September 30, 2003	3,517,500	$4.88	-	$14.00

In February 1992, we issued $40,000,000 in Azide Notes with Warrants.  See Note 5 for a description of the Warrants.  Shares under options and warrants at September 30, 2003 include approximately 2,857,000 Warrants at a price of $14 per Warrant.  The Warrants expire on December 31, 2003.

The following table summarizes information about stock options and warrants outstanding at September 30, 2003:

	Options and Warrants Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.88	174,000	7.5	$4.88	174,000	$4.88
6.38 – 8.36	486,500	5.37	7.94	362,000	7.82
14.00	2,857,000	0.25	14.00	2,857,000	14.00

	3,517,500	1.32	$13.30	3,393,000	$13.42

We have elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options.  Under APB No. 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

We granted stock options to our employees and directors in fiscal 2003 and 2001.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants for the years ended September 30, would have been as follows:

	2003	2002	2001

Net income:
As reported	$9,360,000	$8,642,000	$7,726,000
Total stock based employee compensation expense using the fair value based method, net of taxes	(205,000)	(106,000)	(235,000)

Pro forma	$9,155,000	$8,536,000	$7,491,000

Basic earnings per share:
As reported	$1.29	$1.21	$1.10
Pro forma	$1.26	$1.19	$1.06

Diluted earnings per share:
As reported	$1.27	$1.18	$1.10
Pro forma	$1.25	$1.16	$1.06

The estimated weighted-average fair value of the individual options granted during the fiscal years 2003 and 2001 was $3.68 and $2.57 respectively, on the date of grant.  The fair values for these years were determined using a Black-Scholes option-pricing model with the following assumptions:

	2003	2001

Dividend yield	0%	0%
Volatility	50%	55%
Risk-free interest rate	2.9%	4.6%
Expected life	4.5 years	4.5 years

11.	SEGMENT INFORMATION

Our three reportable operating segments are specialty chemicals, environmental protection equipment and real estate sales and development.  These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

We evaluate the performance of each operating segment and allocate resources based upon operating income or loss before an allocation of interest expense and income taxes.  Our accounting policies of each reportable operating segment are the same as those set forth in Note 1 to our Consolidated Financial Statements.

Our specialty chemicals segment manufactures and sells perchlorate chemicals used principally in solid rocket propellants for the space shuttle and defense programs, sodium azide used principally in the inflation of certain automotive airbag systems and in the manufacture of certain pharmaceuticals and Halotron clean gas fire extinguishing agents designed to replace halons.  The specialty chemicals segment’s production facilities are located in Iron County, Utah.  Perchlorate chemical sales comprised approximately 89%, 81% and  76% of specialty chemicals segment sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.  We had two customers that accounted for 10% or more of both our total and our specialty chemicals segment’s sales during at least one of our last three fiscal years.  Sales to these customers during the fiscal years ended September 30 were as follows:

Customer	Chemical	2003	2002	2001

A	Perchlorates	$45,161,000	$37,182,000	$37,567,000
B	Sodium Azide	1,790,000	6,205,000	7,436,000

In fiscal 1998, we acquired certain intangible assets related to the production and sale of AP from Kerr-McGee and entered into long-term agreements with respect to the supply of Grade I AP to certain domestic users.  (See Note 6).

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

At September 30, 2003, our real estate operating segment had only 14 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada.  Activity during the last three fiscal years has consisted of sales of land parcels.

We also hold an equity investment in a joint venture entity that owns a commercial explosives business. (See Note 12.)

Additional information about our operations in different segments for each of the last three fiscal years ended September 30, is provided below.

	2003	2002	2001

Revenues:
Specialty chemicals	$61,248,000	$65,811,000	$56,803,000
Environmental protection	2,834,000	726,000	3,660,000
Real estate	4,784,000	7,051,000	2,626,000

Total revenues	$68,866,000	$73,588,000	$63,089,000

Gross profit (loss):
Specialty chemicals	$26,806,000	$25,714,000	$22,131,000
Environmental protection	559,000	(189,000)	915,000
Real estate	4,152,000	4,534,000	1,857,000

Total segment gross profit	$31,517,000	$30,059,000	$24,903,000

Operating income (loss):
Specialty chemicals	$14,020,000	$13,551,000	$13,479,000
Environmental protection	(318,000)	(1,046,000)	140,000
Real estate	3,335,000	3,778,000	1,234,000

Total operating income	17,037,000	16,283,000	14,853,000
Net interest and other (expense) income	(3,066,000)	(3,384,000)	(2,590,000)

Income before income taxes	$13,971,000	$12,899,000	$12,263,000

Depreciation and amortization:
Specialty chemicals	$5,486,000	$5,940,000	$5,852,000
All other segments and corporate	228,000	119,000	123,000

Total depreciation and amortization	$5,714,000	$6,059,000	$5,975,000

Capital Expenditures:
Specialty chemicals	$1,475,000	$2,058,000	$1,453,000
All other segments and corporate	1,600,000	22,000	171,000

Total capital expenditures	$3,075,000	$2,080,000	$1,624,000

Assets:
Specialty chemicals	$44,118,000	$45,726,000	$50,859,000
Environmental protection	1,947,000	1,353,000	932,000
Real estate	1,986,000	3,130,000	6,752,000
Corporate	53,634,000	81,762,000	64,499,000

Total assets	$101,685,000	$131,971,000	$123,042,000

Our operations are located in the United States.  Export sales, consisting mostly of specialty chemical and environmental protection equipment sales, have represented less than 10% of our revenues during each of the last three fiscal years.

12.	INVESTMENT IN AND ADVANCES TO JOINT VENTURE

On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business.

The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.  The term and revolving debt, including accrued interest receivable, amounted to $10.2 million at September 30, 2003.  Both the term and revolving debt bear interest at 8% per annum.  The term debt, in the amount of $7.0 million, is payable in equal annual installments over the next ten years.  During the fiscal year ended September 30, 2003, net interest and other expense (income) includes approximately $0.6 million in interest income relating to the term and revolving debt.

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

At September 30, 2003, ES had current assets, noncurrent assets, current liabilities, noncurrent liabilities, total assets and equity of approximately $4.5 million, $7.7 million, $5.4 million , $7.0 million and $(0.2) million, respectively.  Since the purchase on December 11, 2002, ES had revenues of approximately $10.5 million, gross profit of approximately $2.6 million and incurred a net loss of approximately $1.5 million.  Our share of the net loss is included in net interest and other expense (income) in the accompanying Consolidated Statements of Income.  The financial performance of ES has not met our expectations.  As a result of the lower than expected operating results, ES will likely not be able to make the installment payment on the term debt due to us in January 2004.  We are currently in negotiations to modify the terms of the term and revolving debt.  Based upon current projections, we do not expect to incur any impairment loss related to any such modifications.

13.	DIVIDEND AND STOCK REPURCHASE PROGRAM

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”).  The Program is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock.  The amount available for these purposes each fiscal year will equal 25% of our annual cash flows from operating activities less our annual capital expenditures, plus the amount of cash received from the issuance of our Common Stock resulting from the exercise of stock options.  We will subtract the total amount spent on the repurchase of our Common Stock (if any) during the fiscal year from the total amount otherwise available under the Program, and pay the resultant amount as an annual dividend to our shareholders.  As part of the stock repurchase portion of the Program, our Board of Directors have approved a provision that permits the repurchase of Common Stock from our employees and directors.

In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share payable on January 9, 2004, to shareholders of record on December 29, 2003.