Form 10-Q
period 2003-12-31
AMERICAN PACIFIC CORP
filed 2004-02-04
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2003

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

Applicable Only to Corporate Issuers

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,283,000 as of January 31, 2004.

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

Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates.  We had certain long-term fixed-rate debt that was redeemed on March 1, 2003.  In December 2002, we entered into a revolving line of credit facility that is secured by certain inventory and receivables.  To date, we have not drawn upon the line of credit.  At December 31, 2003, we did not have any derivative-based financial instruments.  However, the amount of outstanding debt may fluctuate and we may at some time be subject to financing risk.

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

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The information required by Item 103 of Regulation S-K is provided on pages 10 through 11 of this Report on Form 10-Q.

ITEM 2.	Changes in Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		Exhibit No.	Description

		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.3	Certification of Principal Executive Officer

		32.4	Certification of Principal Financial Officer

	b)	Reports on Form 8-K

On December 18, 2003, we filed a Form 8-K furnishing our press release dated December 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: February 4, 2004	/s/ JOHN R. GIBSON

John R. Gibson Chief Executive Officer and President

Date: February 4, 2004	/s/ DAVID N. KEYS

David N. Keys Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Principal Financial and Accounting Officer

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Income
For the Three Months Ended December 31,
(unaudited)

	2003	2002

Sales and Operating Revenues	$4,794,000	$15,063,000
Cost of Sales	4,324,000	8,684,000

Gross Profit	470,000	6,379,000
Operating Expenses	3,764,000	3,695,000

Operating Income (Loss)	(3,294,000)	2,684,000
Net Interest and Other Expense (Income)	96,000	906,000

Income (Loss) Before Income Taxes	(3,390,000)	1,778,000
Income Taxes	(1,186,000)	587,000

Net Income (Loss)	$(2,204,000)	$1,191,000

Basic Net Income (Loss) Per Share	$(.30)	$.16

Average Shares Outstanding	7,256,000	7,253,000

Diluted Net Income (Loss) Per Share	$(.30)	$.16

Diluted Shares	7,256,000	7,388,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	December 31, 2003	September 30, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$20,791,000	$27,140,000
Accounts and Notes Receivable	6,442,000	8,951,000
Related Party Notes and Accrued Interest Receivable	306,000	321,000
Inventories	17,544,000	13,613,000
Prepaid Expenses and Other Assets	1,462,000	446,000
Deferred Income Taxes	1,286,000	79,000

Total Current Assets	47,831,000	50,550,000
Property, Plant and Equipment, Net	8,996,000	9,223,000
Intangible Assets, Net	16,604,000	17,579,000
Investment in and Advances to Joint Venture	10,127,000	10,393,000
Deferred Income Taxes	10,207,000	10,228,000
Other Assets, Net	3,719,000	3,712,000

TOTAL ASSETS	$97,484,000	$101,685,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	December 31, 2003	September 30, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,514,000	$7,951,000
Dividend Payable	3,055,000	—

Total Current Liabilities	9,569,000	7,951,000
Other Long-Term Liabilities	4,701,000	5,331,000

TOTAL LIABILITIES	14,270,000	13,282,000

Commitments and Contingencies
Warrants to Purchase Common Stock	—	3,569,000
Shareholders’ Equity:
Common Stock	931,000	898,000
Capital in Excess of Par Value	85,663,000	83,554,000
Retained Earnings	14,490,000	16,180,000
Treasury Stock	(16,982,000)	(14,230,000)
Accumulated Other Comprehensive Loss	(888,000)	(1,568,000)

Total Shareholders’ Equity	83,214,000	84,834,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,484,000	$101,685,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31,
(unaudited)

	2003	2002

Cash Flows From Operating Activities	$(5,274,000)	$1,381,000

Cash Flows From Investing Activities:
Capital Expenditures	(321,000)	(407,000)
Investment in and Advances to Joint Venture	(144,000)	(10,743,000)

Net Cash From Investing Activities	(465,000)	(11,150,000)

Cash Flows From Financing Activities:
Issuance of Common Stock	2,142,000	1,122,000
Treasury Stock Acquired	(2,752,000)	(1,638,000)

Net Cash From Financing Activities	(610,000)	(516,000)

Net Change in Cash and Cash Equivalents	(6,349,000)	(10,285,000)
Cash and Cash Equivalents, Beginning of Period	27,140,000	65,826,000

Cash and Cash Equivalents, End of Period	$20,791,000	$55,541,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during quarter for taxes	—	$400,000

See the accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.	BASIS OF REPORTING

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we”, “us”, or “our”).  The Condensed Consolidated Balance Sheet as of September 30, 2003, was derived from the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2003.  Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2003.  In our opinion, however, all adjustments necessary for a fair presentation have been included.  The operating results and cash flows for the three-month period ended December 31, 2003 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

A summary of our significant accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2003.  We believe that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful reliable information about our operating results and financial condition.

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

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.  Under the provisions of SFAS No. 142, the intangible asset related to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years.  At December 31, 2003, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $22.9 million.  Amortization expense was approximately $1.0 million during the three months ended December 31, 2003 and 2002.  Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the four-year period ending September 30, 2007, and approximately $1.5 million during the fiscal year ending September 30, 2008.

During the first quarter of fiscal 2002, we adopted SFAS No. 145.  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”).  Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item.  We have reclassified previously reported extraordinary losses on debt extinguishments to a separate line item above the caption “Income Before Income Taxes” in our Condensed Consolidated Statements of Income.

Our only component of other comprehensive income (loss) represents a minimum pension liability adjustment. The changes in such adjustment were approximately $680,000 and $112,000 (net of applicable income taxes) during the three-month periods ended December 31, 2003 and 2002, respectively.  Comprehensive income (loss) for the three-month periods ended December 31, 2003 and 2002, was as follows:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Net income (loss)	$(2,204,000)	$1,191,000
Minimum pension liability adjustment	680,000	112,000

Comprehensive income (loss)	$(1,524,000)	$1,303,000

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period.  Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents.  Since we incurred a net loss during the three-month period ended December 31, 2003, the dilutive effect of outstanding stock options and warrants of approximately 86,000 shares were not included in diluted per share calculations.  The effect of warrants outstanding to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month period ended December 31, 2002, since the exercise price of the warrants was greater than the average price of our common stock during this period.  Such warrants expired on December 31, 2003, and the value assigned at the time of their issuance of $3.6 million was recognized as an adjustment to retained earnings in the first quarter of fiscal 2004.

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

We granted stock options to our employees and directors in fiscal 2001 and 2003.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants would have been as follows:

	Three Months Ended December 31

	2003	2002

Net income (loss):
As reported	$(2,204,000)	$1,191,000
Total stock based employee compensation expense using the fair value based method, net of related tax	122,000

Pro forma	$(2,326,000)	$1,191,000

Diluted earnings (loss) per share:
As reported	$(.30)	$.16
Pro forma	$(.32)	$.16

Basic earnings (loss) per share:
As reported	$(.30)	$.16
Pro forma	$(.32)	$.16

The estimated weighted-average fair value of the individual options granted during the fiscal year 2003 was $3.68 on the date of grant.  This fair value was determined using a Black-Scholes option-pricing model with the following assumptions:

2003

Dividend yield	0%
Volatility	50%
Risk-free interest rate	2.9%
Expected life	4.5 years

3.	INVENTORIES

Inventories consist of the following:

	December 31, 2003	September 30, 2003

Work-in-process	$5,989,000	$6,613,000
Raw materials and supplies	11,555,000	7,000,000

Total	$17,544,000	$13,613,000

4.	DEBT

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

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area).  Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California.  Perchlorate chemicals (including ammonium perchlorate, or AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”).  However, perchlorates have been added to the EPA’s Contaminant Candidate List and will likely be regulated.  We manufactured perchlorate chemicals at a facility on the Henderson site until May 1988, after which we relocated our perchlorate production to our current facilities in Iron County, Utah.  For many years, Kerr-McGee Chemical, LLC (“Kerr-McGee”) operated a perchlorate production facility at a site near our Henderson site.

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

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates.  The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water.  Certain states are also conducting risk assessments and some have set preliminary levels as low as 1 ppb.  To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science.  At the request of the EPA, the National Academy of Science (“NAS”) recently began an evaluation and assessment of the health effects of perchlorates.  This NAS evaluation is currently scheduled to be completed by January, 2005.  Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, presumably after the findings of NAS, although we do not know when that will occur.  We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods, and a proper reference dose.  Until one or more of these matters have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance.  Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.  However, the lower the level at which the final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

In January 2002, we received a demand for payment from Frontier Insurance Company (“Frontier”) of approximately $1.7 million as a result of the failure of a local developer to complete a project that had been bonded by Frontier.  The local developer was an owner of a company that is the managing member of a limited liability company (“LLC”) in which we are also a member.  The LLC recently completed development of a residential project and has wound down its operations.  In 1995, we entered into indemnity agreements relating to the development of this project.  In February 2002, we (along with other plaintiffs) filed a complaint for declaratory relief in District Court, Clark County, Nevada.  The complaint seeks a judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier.  The complaint has been stayed for the time being pending the reorganization of Frontier.

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

As of December 31, 2003, we had approximately $2.1 million in outstanding standby letters of credit.  These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

At December 31, 2003, our real estate operating segment had approximately 14 remaining acres of improved land in the Gibson Business Park near Las Vegas, Nevada.  Recent activity has consisted of sales of land parcels.

We also hold an equity method investment in a joint venture entity that owns a commercial explosives business. (See Note 7.)

We had one customer that accounted for 10% or more of our total sales during at least one of the three-month periods ended December 31, 2003 and 2002.  Sales to this customer during the three months ended December 31 were as follows:

Customer	Chemical	2003	2002

A	Perchlorates	$435,000	$8,014,000

Additional information about our operations in different segments for the three months ended December 31, is provided below.

	2003	2002

Revenues:
Specialty chemicals	$4,627,000	$13,724,000
Environmental protection	163,000	1,335,000
Real estate	4,000	4,000

Total revenues	$4,794,000	$15,063,000

Operating income (loss):
Specialty chemicals	$(2,915,000)	$2,870,000
Environmental protection	(168,000)	19,000
Real estate	(211,000)	(205,000)

Total segment operating income (loss)	(3,294,000)	2,684,000
Unallocated net expenses (principally net interest and equity in loss of joint venture)	96,000	906,000

Income (Loss) before income taxes	$(3,390,000)	$1,778,000

7.	INVESTMENT IN AND ADVANCES TO JOINT VENTURE

On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business.

The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.  The term and revolving debt, including accrued interest receivable, amounted to $10.2 million at September 30, 2003.  Both the term and revolving debt bear interest at 8% per annum.  The term debt, in the amount of $7.0 million, was initially payable in equal annual installments over the next ten years (see below).  During the three months ended December 31, 2003, net interest and other expense (income) includes approximately $0.2 million in interest income relating to the term and revolving debt.

The investment was made and is held by our, wholly-owned subsidiary, Energetic Additives Inc., LLC (“EA”).  EA holds a 50% equity interest in ES.  The remaining 50% equity interest is held by a private entity with extensive experience in the explosives industry.

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

At December 31 2003, ES had current assets, noncurrent assets, current liabilities, noncurrent liabilities, total assets and equity of approximately $3.8 million, $8.1 million, $4.8 million, $8.3 million, $11.9 million, and ($1.2) million respectively.  Since the purchase on December 11, 2002, ES had revenues of approximately $13.9 million, gross profit of approximately $3.2 million and incurred a net loss of approximately $2.4 million.  Our share of the net loss during the first quarter of fiscal 2004 of $0.4 million is included in net interest and other expense (income) in the accompanying Condensed Consolidated Statements of Income.

The financial performance of ES has not met our expectations.  As a result of the lower than expected operating results, ES was not able to make the installment payment on the term debt due to us in January 2004.  As a result, we modified the terms of the term and revolving debt.  Payment of principal on the revolving debt was extended to December 31, 2004 (with certain further extension provisions), although interest will continue to be paid on a current monthly basis.  Interest on the term debt for the years ended December 31, 2003 and December 31, 2004 was (and will be) added to the principal amount of the debt, and the revised amount of the term debt will be due in ten equal annual installment payments, including principal and interest, beginning December 2005.  Based upon current projections, we do not believe any impairment loss has been incurred as a result of such modifications.

8.	DIVIDEND AND STOCK REPURCHASE PROGRAM

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”).  The Program is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock.  The amount available for these purposes each fiscal year will equal 25% of our annual cash flows from operating activities less our annual capital expenditures, plus the amount of cash received from the issuance of our Common Stock resulting from the exercise of stock options.  We will subtract the total amount spent on the repurchase of our Common Stock (if any) during the fiscal year from the total amount otherwise available under the Program, and pay the resultant amount as an annual dividend to our shareholders.  As part of the stock repurchase portion of the Program, our Board of Directors has approved a provision that permits the repurchase of Common Stock from our employees and directors.

In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share payable on January 9, 2004, to shareholders of record on December 29, 2003.  The total amount of the cash dividend paid in January 2004 was approximately $3.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of our top grade of AP (“Grade I AP”) for the aerospace and national defense industries.  In addition, we produce and sell sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron®, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.  The perchlorate, sodium azide and Halotron® facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our specialty chemicals operating segment.  Our other lines of business include the development of real estate which is winding down, and the production of environmental protection equipment, including waste water and seawater treatment systems.  As discussed in Note 7 to our Condensed Consolidated Financial Statements, we also hold a 50% equity interest in an entity that manufactures and distributes commercial explosives.

Critical Accounting Estimates.  A summary of our significant accounting policies is included in Note 1 to our Condensed Consolidated Financial Statements.  We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.  Judgments and assessments of uncertainties are required in applying our accounting policies in many areas.  For example, key assumptions are particularly important when determining our projected liabilities for pension benefits.  Information with respect to pension expenses and liabilities, together with the impact of changes in key assumptions is discussed in Note 8 to our Consolidated Financial Statements included in our September 30, 2003 Annual Report on Form 10-K.

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental matters, tax matters, and the resolution of litigation, and the recoverability of investments in and advances to our joint venture.  A discussion of environmental and legal matters is included in Note 5 to our Condensed Consolidated Financial Statements.  Information on some of the key estimates and assumptions on which our annual provision for income taxes is based may be found in Note 7 to our Consolidated Financial Statements included in our September 30, 2003 Annual Report on Form 10-K.  A discussion regarding the recoverability of investments in and advances to our joint venture is included in Note 7 to our Condensed Consolidated Financial Statements.

Actual results will inevitably differ to some extent from the estimates on which our Condensed Consolidated Financial Statements are prepared at any given point in time.  Despite these inherent limitations, we believe that our Management’s Discussion and Analysis and Condensed Consolidated Financial Statements provide a meaningful and fair perspective on our company.

Sales and Operating Revenues.  Sales of our perchlorate chemical products accounted for approximately 64% and 82% of revenues during the three-month periods ended December 31, 2003 and 2002, respectively.  In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.  As a result, any one individual AP customer usually accounts for a significant portion of our revenues.

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008.  The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us.  In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years.  The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers.  Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%.  Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by 20% in fiscal 2004.  After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

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

Our annual sales volumes of Grade I AP were approximately 15.5 million, 16.4 million and 12.6 million pounds during the fiscal years ended September 30, 2003, 2002 and 2001 respectively.  Based upon information we have received from our customers, we are currently estimating that our annual sales volumes of Grade I AP will range between 10.0 and 11.0 million pounds in fiscal 2004.  Our revenues, operating income and cash flows from operating activities will be significantly less at these lower volume levels.  In addition, demand for Grade I AP is program specific and we have no ability to influence demand levels.

In January 2004, President Bush announced a new initiative for the Nation’s space exploration program.  The President committed the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon.  The President’s plan is summarized as follows:

•

The United States will complete its work on the International Space Station (“ISS”) by 2010.  To accomplish this goal, NASA will return the Space Shuttle to flight and the Shuttle’s chief purpose over the next several years will be to help finish assembly of the ISS.  The Space Shuttle will be retired at the end of this decade.

•	The United States will begin developing a new manned exploration vehicle (“MEV”). The MEV will be developed and tested by 2008 and conduct its first manned mission no later than 2014.

•	The United States will return to the Moon as early as 2015 and no later than 2020 and use it as a stepping stone for more ambitious missions.

The President’s plan for NASA will likely have a significant impact on the demand for Grade I AP.  The ultimate impact on the demand for Grade I AP is uncertain at this time, and will depend upon, among other things, the following factors:

•	The timing of the Space Shuttle’s return to flight.
•	The number of Shuttle flights between now and the retirement of the Shuttle fleet.
•	The timing of the retirement of the Space Shuttle fleet.
•	The amount of inventory of Grade I AP owned by our customers.
•	The amount of NASA’s annual budget over the next several years.
•	The type of propulsion technology used to launch the MEV.
•	The timing of the development and testing of the MEV and the number of MEV launches.
•	The type of heavy lift vehicle used to transport material and supplies to the ISS and the Moon after retirement of the Shuttle fleet.

We also produce and sell other perchlorates.  Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product.  We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products.  For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 2001, 2000 and 1999.  In fiscal 2003 and 2002, shipments of other perchlorates accounted for sales of $7.7 and $6.9  million, respectively, although there was no substantial change in volumes.  Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators.  Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue.  Sales of other perchlorates accounted for revenues of $0.7 million and $2.8 million during the three-month periods ended December 31, 2003 and 2002, respectively.  A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

Sodium azide sales accounted for approximately 22% and 5% of revenues during the three-month periods ended December 31, 2003 and 2002, respectively.  Worldwide sodium azide demand has declined significantly during the last two fiscal years.  Our sodium azide sales volumes declined approximately 54% during fiscal 2003 and 10% in fiscal 2002.  Worldwide demand for sodium azide is substantially less than worldwide supply.  Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 10% and 4% of revenues during the three-month periods ended December 31, 2003 and 2002, respectively.  Halotron® is designed to replace halon-based fire extinguishing systems.  Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

There were no real estate sales during the three-month periods ended December 31, 2003 and 2002.  We have approximately 14 acres remaining in our Nevada portfolio and real estate sales will cease after the sale of this property.

Environmental protection equipment sales accounted for approximately 4% and 9% of revenues during the three-month periods ended December 31, 2003 and 2002, respectively.

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

Prices paid by us for raw materials have historically been relatively stable, although we have experienced cost increases on certain raw materials.  All raw materials used in our manufacturing processes have been available in commercial quantities, although we have recently had difficulty obtaining a long-term commitment for the supply of graphite.  Graphite is critical to the production of our perchlorate chemicals and we are working to resolve this issue.

Net Income (Loss).  Although our net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:  (i) the impact of President Bush’s new space exploration plan on the demand for Grade I AP, and related budgeting constraints, (ii) as discussed in Note 5 to our Condensed Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (iii) the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron®, and environmental protection equipment sales in the future is uncertain; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to fluctuations based upon changes in the market price of our Common Stock due to outstanding options; (v) the results of periodic reviews of impairment issues; (vi) the ability to pass on increases in raw material costs to our customers; and (vii) the financial performance of ES.  (See “Liquidity and Capital Resources” and “Forward Looking Statements/Risk Factors” below.)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Sales and Operating Revenues.  Sales decreased $10.3 million, or 68%, during the three months ended December 31, 2003, to $4.8 million from $15.1 million in the corresponding period of the prior year.  This decrease was principally attributable to a decrease in specialty chemical sales of approximately $9.3 million and a decrease in environmental protection equipment sales of approximately $1.2 million.

The decrease in specialty chemical sales was primarily due to a decrease in perchlorate chemical sales of approximately 75% in the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003.  Although the quarterly timing of shipments is not certain, as noted above, we estimate that annual Grade I AP shipments will amount to between 10.0 and 11.0 million pounds in fiscal 2004.

Cost of Sales.  Cost of sales decreased $4.4 million, or 51%, in the three months ended December 31, 2003, to $4.3 million from $8.7 million in the corresponding period of the prior year.  As a percentage of sales, cost of sales was 90% in the first quarter of fiscal 2004, compared to 58% in the first quarter of fiscal 2003.  The decreases in cost of sales and gross margins were principally due to a significant decrease in perchlorate chemicals sales volumes.

Operating Expenses.  Operating (selling, general and administrative) expenses increased $0.1 million, or 3%, in the three months ended December 31, 2003, to $3.8 million from $3.7 million in the corresponding period of 2002.  Operating expenses in each of the three-month periods ended December 31, 2003 and 2002, include approximately $0.5 million in costs associated with the investigation and evaluation of the trace amounts of perchlorate chemicals found in Lake Mead.  (See Note 5 to our Condensed Consolidated Financial Statements.)

Net Interest and Other Expense (Income).  Net interest and other expense decreased to $0.1 million in the three months ended December 31, 2003, from $0.9 million in the corresponding period of the prior year.  The decrease was principally due to the redemption of the Notes.  This decrease was partially offset by our equity in the loss of ES.  (See Note 7 to our Condensed Consolidated Financial Statements.)

Segment Operating Income (Loss).  Operating income (loss) of our industry segments during the three-month periods ended December 31, 2003 and 2002 was as follows:

	2003	2002

Specialty chemicals	$(2,915,000)	$2,870,000
Environmental protection equipment	(168,000)	19,000
Real Estate	(211,000)	(205,000)

Total	$(3,294,000)	$2,684,000

The decrease in operating income in our specialty chemicals industry segment was principally due to decreased perchlorate chemical sales.  The decrease in operating income in our environmental protection equipment segment was attributable to decreased sales as a result of the timing of shipments.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the three months ended December 31, 2003 and 2002.  General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used for) operating activities were $(5.3) million and $1.4 million during the three months ended December 31, 2003 and 2002, respectively.  The significant reduction in cash flows from operating activities, as referred to above, was primarily due to decreased perchlorate chemical and environmental protection equipment sales.  We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including the repurchase of our Common Stock and/or dividends under the Program.  However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for perchlorates, sodium azide and Halotron, may have an effect on the use and availability of cash.

The combination of the lower levels of expected Grade I AP sales, the 20% price reduction on Grade I AP sold to Thiokol beginning in fiscal 2004, and declining real estate sales is expected to significantly reduce our revenues and cash flows from operating activities in fiscal 2004.  As a result of these factors and absent the consideration of any changes in working capital, we currently expect that our cash flows from operating activities will be at least 50% less in fiscal 2004 as compared to fiscal 2003.

Capital expenditures were $0.3 million and $0.4 million during the three months ended December 31, 2003 and 2002, respectively.  Capital expenditures relate principally to specialty chemicals segment capital improvement projects.  Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

As discussed in Note 7 to our Condensed Consolidated Financial Statements, in December 2002 we made an investment of approximately $10.7 million in ES.  The form of our investment in ES represents a combination of term and revolving debt, preferred stock and common equity.  We have modified the repayment terms of the term and revolving debt, but do not presently expect to incur any impairment loss related to such modifications.

In the first quarter of fiscal 2004, we issued $2.1 million of our Common Stock as a result of the exercise of stock options.  During the three-month period ended December 31, 2003, we repurchased $2.8 million of our Common Stock.  As discussed in Note 8 to our Condensed Consolidated Financial Statements, our Program became effective in fiscal 2003.  Under the provisions of this Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share, which was paid on January 9, 2004, to shareholders of record on December 29, 2003.

As a result of the litigation and contingencies discussed in Note 5 to our Condensed Consolidated Financial Statements, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods.  Any such costs, to the extent not recovered by insurance, would adversely affect our liquidity.  We are currently unable to predict or quantify the amount or range of such costs or the period of time over which such costs may be incurred.

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

The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.

(a)  Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program and the President’s new initiative for the Nation’s space exploration program, that would cause a decrease in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for perchlorates, sodium azide or Halotron®, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron® and our environmental products have limited applications and highly concentrated customer bases.

2.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those matters described in Note 5 to our Condensed Consolidated Financial Statements.

3.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively.

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