Form 10-Q
period 2004-03-31
AMERICAN PACIFIC CORP
filed 2004-05-13
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

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

          The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2004 was 7,292,000.

PART I.  FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,

	2004	2003	2004	2003

Sales and Operating Revenues	$18,787,000	$19,550,000	$23,581,000	$34,613,000
Cost of Sales	11,398,000	10,178,000	15,723,000	18,862,000

Gross Profit	7,389,000	9,372,000	7,858,000	15,751,000
Operating Expenses	6,102,000	3,321,000	9,866,000	7,016,000

Operating Income (Loss)	1,287,000	6,051,000	(2,008,000)	8,735,000
Other Income (Expense)	199,000	(527,000)	103,000	(1,433,000)
Loss on Debt Extinguishment	—	1,522,000	—	1,522,000

Income (Loss) Before Income Taxes	1,486,000	4,002,000	(1,905,000)	5,780,000
Income Taxes (Benefit)	520,000	1,320,000	(667,000)	1,907,000
Cumulative Effect of Accounting Change, Net of Tax	769,000	—	769,000	—

Net Income (Loss)	$197,000	$2,682,000	$(2,007,000)	$3,873,000

Basic Net Income (Loss) Per Share	$0.03	$.37	$(0.28)	$.53

Average Shares Outstanding	7,285,000	7,253,000	7,270,000	7,253,000

Diluted Net Income (Loss) Per Share	$0.03	$.36	$(0.28)	$.53

Diluted Shares	7,363,000	7,365,000	7,341,000	7,377,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2004	September 30, 2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$29,890,000	$27,140,000
Accounts and Notes Receivable	6,154,000	8,951,000
Related Party Notes and Accrued Interest Receivable	293,000	321,000
Inventories	15,665,000	13,613,000
Prepaid Expenses and Other Assets	1,721,000	446,000
Deferred Income Taxes	667,000	79,000

Total Current Assets	54,390,000	50,550,000

Property, Plant and Equipment, Net	16,270,000	9,223,000
Intangible Assets, Net	15,629,000	17,579,000
Investment in and Advances to Joint Venture	—	10,393,000
Deferred Income Taxes	10,295,000	10,228,000
Other Assets, Net	3,722,000	3,712,000

TOTAL ASSETS	$100,306,000	$101,685,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2004	September 30, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$12,229,000	$7,951,000

Total Current Liabilities	12,229,000	7,951,000
Other Long-Term Liabilities	5,009,000	5,331,000

TOTAL LIABILITIES	17,238,000	13,282,000

Commitments and Contingencies

Minority Interest	—	—

Warrants to Purchase Common Stock	—	3,569,000

Shareholders’ Equity:
Common Stock	1,358,000	898,000
Capital in Excess of Par Value	85,809,000	83,554,000
Retained Earnings	13,747,000	16,180,000
Treasury Stock	(16,981,000)	(14,230,000)
Accumulated Other Comprehensive Loss	(865,000)	(1,568,000)

Total Shareholders’ Equity	83,068,000	84,834,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,306,000	$101,685,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(unaudited)

	For the six months ended March 31,

	2004	2003

Cash Flows From Operating Activities	$7,055,000	$8,872,000

Cash Flows For Investing Activities:
Capital Expenditures	(788,000)	(2,017,000)
Investment in and Advances to Joint Venture	—	(10,633,000)

Net Cash Used in Investing Activities	(788,000)	(12,650,000)

Cash Flows For Financing Activities:
Debt Related Payments	—	(41,539,000)
Dividends	(3,055,000)	—
Issuance of Common Stock	2,290,000	1,145,000
Treasury Stock Acquired	(2,752,000)	(1,652,000)

Net Cash Used in Financing Activities	(3,517,000)	(42,046,000)

Net Change in Cash and Cash Equivalents	2,750,000	(45,824,000)
Cash and Cash Equivalents, Beginning of Period	27,140,000	65,826,000

Cash and Cash Equivalents, End of Period	$29,890,000	$20,002,000

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$1,875,000
Taxes Paid	$—	$2,300,000

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.	BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we, “us”, or “our”).  Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2003.  In our opinion, however, all adjustments necessary for a fair presentation have been included.  The operating results and cash flows for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.  Under the provisions of SFAS No. 142, the intangible asset relating to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years.  At March 31, 2004, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $24.0 million.  Amortization expense was approximately $2.0 million during the six months ended March 31, 2004 and 2003.  Amortization expense is estimated to amount to approximately $3.9 million per year through September 30, 2007.

During the first quarter of fiscal 2002, we adopted SFAS No. 145 (SFAS 145:  Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections).  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”).  Applying the provisions of Opinion No. 30 will distinguish transactions that are part of any entity’s recurring operations from those that are unusual and infrequent (meeting the criteria for classification as an extraordinary item).  We have reclassified previously reported extraordinary losses on debt extinguishments to a separate line item above the caption “Income Before Income Taxes” in our Condensed Consolidated Income Statements.

In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries”.  As a result of this interpretation, we began consolidating the financial statements of our packaged explosive joint venture as of March 31, 2004 (Note 6 provides additional information regarding this consolidation).

The only component of other comprehensive income (loss) relates to a minimum pension liability adjustment. The change in such adjustment was approximately $703,000 (net of applicable income taxes) during the six-month period ended March 31, 2004. Comprehensive income for the three-month and six-month periods ended March 31, 2004, was as follows:

	Three Months Ending March 31, 2004	Six Months Ending March 31, 2004

Net Income (Loss)	$197,000	$(2,007,000)
Minimum Pension Liability Adjustment	23,000	703,000

Comprehensive Income (Loss)	$220,000	$(1,304,000)

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period.  Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of outstanding stock options and warrants to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended March 31, 2003, since the average exercise price of such options and warrants was greater than the average market price of our common stock during these periods.  Such warrants expired on December 31, 2003, and the value assigned at the time of their issuance of $3.6 million was recognized as an adjustment to retained earnings in the first quarter of fiscal 2004.

	Three Months Ending March 31, 2004	Six Months Ending March 31, 2004

Average shares outstanding	7,285,000	7,270,000
Dilutive options and restricted shares outstanding	78,000	71,000

Diluted shares	7,363,000	7,341,000

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

We granted stock options to our employees and directors in fiscal 2003.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants would have been as follows:

	Three Months Ended March 31		Six Months Ended March 31

	2004	2003	2004	2003

Net income (loss):
As reported	$197,000	$2,682,000	$(2,007,000)	$3,873,000
Total stock based employee compensation expense using
the fair value based method,
net of related tax	112,000	115,000	112,000	687,000

Pro forma	$85,000	$2,567,000	$(2,119,000)	$3,186,000

Basic earnings (loss) per share:
As reported	$0.03	$0.37	$(0.28)	$0.53
Pro forma	$0.01	$0.35	$(0.29)	$0.44
Diluted earnings (loss) per share:
As reported	$0.03	$0.36	$(0.27)	$0.53
Pro forma	$0.01	$0.35	$(0.29)	$0.43

The estimated weighted-average fair value of the individual options used in calculating the Pro forma Net Income (Loss) was $4.18.  This fair value was determined using a Black-Scholes option-pricing model with the following assumptions:

Dividend yield	0%
Volatility	50%
Risk-free interest rate	3.0%
Expected life	4.5 years

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2004	September 30, 2003

Work-in-process	$8,784,000	$6,613,000
Raw materials and supplies	6,881,000	7,000,000
Total	$15,665,000	$13,613,000

4.	DEBT

On March 1, 2003, we redeemed all of our outstanding 9¼% Senior Unsecured Notes (the “Notes”).  The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, or in the amount of approximately $43.4 million.  We recognized a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write-off remaining debt issue costs.  We elected not to renew an existing $10 million revolving credit agreement with a bank that expired in March 2004.  No amounts were borrowed under this agreement while it was in effect.

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

The Water Authority’s testing has shown perchlorate concentrations of 8 to 14 parts per billion (“ppb”) in Clark County drinking water.  In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site.  The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells.  Since 1998, we have spent in excess of $6 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods.  We have completed a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method.  The pilot remediation process has shown promising results, but there can be no assurance as to its efficacy.

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates.  The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water.  Certain states are also conducting risk assessments and some have set advisory levels as low as 1 ppb.  To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science.  At the request of the EPA, the National Academy of Science (“NAS”) recently began an evaluation and assessment of the health effects of perchlorates.  This NAS evaluation is currently scheduled to be completed by January 2005.  Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, presumably after the findings of NAS, although we do not know when that will occur.  We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods, and a proper reference dose.  Until one or more of these matters have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance.  Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.  However, the lower the level at which the final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

In December 2002, we made an investment in Energetic Systems Inc., LLC (“ES”), a joint venture formed to acquire and manage a commercial explosives business. On December 11, 2002, ES completed the purchase of certain assets and the assumption of certain liabilities of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries within LSB Industries, Inc. (“LSB”).  SEC/UTC is involved in the manufacture and distribution of commercial explosives, and is also a research, development and testing organization specializing in the development and testing of products and processes for commercial explosives and energetic compounds.

SEC/UTC is party to two consent orders, and is working with KDHE (Kansas Department of Health and Environment) pursuant to the orders. The first consent order focuses on approximately 10 acres of land at the Hallowell, KS site, and the second focuses on a smaller parcel of land on which UTeC (the laboratory) is located in Riverton, KS. The latter is part of a larger issue the KDHE is addressing at the adjacent Jayhawk chemical complex. Contaminants at the Hallowell location are predominantly perchlorate and nitrates, while the Riverton site may contain perchlorates, some chlorinated compounds, and other materials from years of operation of the adjacent Jayhawk site.

Under the asset purchase agreement, LSB is responsible for all environmental issues prior to Dec. 1, 2002.  A number of environmental issues that occurred prior to purchase were identified during the due diligence process, and the seller is actively working with state regulators and consultants to remediate the problems. ES has committed to provide access to the sites so any remediation can take place, provided there is no interruption in its operations.

In January 2002, the Company received a claim for approximately $1.7 million from Frontier Insurance Company (“Frontier”), alleging liability arising from indemnity agreements. The Company rejected the claim and filed a complaint with the District Court, Clark County, Nevada on February 28, 2002, seeking a declaratory judgment that Frontier’s claim lacked merit. Frontier had been declared insolvent and was ordered into rehabilitation status by the Supreme Court of New York on October 15, 2001, which Order also stayed all lawsuits involving Frontier. On March 31, 2004, the Nevada District Court dismissed the declaratory judgment suit without prejudice because the case had been pending for more than two years.

Recent information obtained from New York reflects Frontier’s rehabilitation status has not changed. In view of the fact the Company has received no formal claims since the suit was filed, from Frontier, the Supreme Court of New York or responsible New York authorities, the Company has decide to take no action on the matter.

On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee.  No other employees were involved and there was no significant damage to the facility.  We have received fines from Utah OSHA relating to this accident, but believe that the ultimate payment by us for these fines will be less than $75,000.

As of March 31, 2004, we had approximately $1.9 million in outstanding standby letters of credit.  These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

6.	CONSOLIDATION OF ENERGETIC SYSTEMS JOINT VENTURE

On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business. The investment was made and is held by our newly organized, wholly-owned subsidiary, Energetic Additives Inc., LLC (“EA”).  EA holds a 50% equity interest in ES.  The remaining 50% voting interest is held by a private entity with extensive experience in the explosives industry. Our investment in ES includes a combination of term and revolving debt, preferred stock and common equity.

In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

Given our 50% equity interest in the ES joint venture, we have historically treated it as an unconsolidated operation whose financial performance was disclosed in a note but not consolidated in our financial results. However under FASB Interpretation No. 46, we are required to consolidate the ES joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

As of March 31, 2004, we consolidated the ES joint venture.  We are reporting a cumulative effect of an accounting change of $769,000 (net of tax benefit of $414,000) on our second quarter income statement to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception. The consolidation of the ES joint venture will significantly impact various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

The non-cash assets and liabilities related to the conversion of the investment in Energetic Systems, Inc., LLC (“ES”) from the equity method of accounting to consolidation in accordance with FIN 46(R) are summarized as follows:

March 31, 2004

Investment in ES	$10,307,000

ES Balance Sheet
Assets	$12,532,000
Liabilities	(3,518,000)
Equity	1,293,000

Net Assets	$10,307,000

8.	EMPLOYEE SEPARATION COSTS

During the second quarter of 2004, we recorded a charge of $2.0 million (pre-tax) for estimated costs relating to the separation from the Company of the former Chief Financial Officer.  This charge is included in Operating Expenses on our statement of operations for this period.

The separation charge includes: (i) salary and benefits owed under the terms of an employment agreement and other severance costs, (ii) the present value of the estimated amount payable under the terms of the Supplemental Executive Retirement Plan (“SERP”), and (iii) compensation paid in lieu of compensation that would have been payable to him as a Director of the Company.

9.	SEGMENT INFORMATION

Our three reportable operating segments are specialty chemicals, environmental protection equipment and real estate sales and development.  These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

We evaluate the performance of each operating segment and allocate resources based upon operating income or loss before an allocation of interest expense and income taxes.  The accounting policies of each reportable operating segment are the same as the Company’s.

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

At March 31, 2004, our real estate operating segment had approximately 14 acres of improved land in the Gibson Business Park (near Las Vegas, Nevada) remaining.

We had one customer that accounted for 10% or more of our total sales during at least one of the six-month periods ended March 31, 2004 and 2003.  Sales to this customer during the six months ended March 31 were as follows:

Customer	Chemical	2004	2003

A	Perchlorates	$ 13,367,000	$ 23,065,000

Additional information about our operations, by segment, for the three months and six months ended March 31, is provided below.

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003
Revenues:
Specialty Chemicals	$17,678,000	$17,904,000	$22,305,000	$31,628,000
Environmental Protection	1,003,000	115,000	1,166,000	1,450,000
Real Estate	106,000	1,531,000	110,000	1,535,000

Total revenues	$18,787,000	$19,550,000	$23,581,000	$34,613,000

Operating income (loss):
Specialty chemicals	$1,393,000	$5,166,000	$(1,523,000)	$8,036,000
Environmental Protection	23,000	(169,000)	(145,000)	(150,000)
Real Estate	(129,000)	1,054,000	(340,000)	849,000

Total segment operating income (loss)	1,287,000	6,051,000	(2,007,000)	8,735,000
Unallocated net income (expense)	199,000	(2,049,000)	103,000	(2,955,000)

Income (loss) before income taxes	$1,486,000	$4,002,000	$(1,905,000)	$5,780,000

10.	DIVIDEND AND STOCK REPURCHASE PROGRAM

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

In accordance with the provisions of the Program, on during the six months ended march 31, 2004, the Company repurchased 0.3 million shares of its Common Stock for $2.8 million, and on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share payable on January 9, 2004, to shareholders of record on December 29, 2003. The total amount of the cash dividend paid in January 2004 was approximately $3.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of our top grade of AP (“Grade I AP”) for the aerospace and national defense industries.  In addition, we produce and sell sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron®, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.  The perchlorate, sodium azide and Halotron® facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our specialty chemicals operating segment.  Our other lines of business include the development of real estate which is winding down, and the production of environmental protection equipment, including waste water and seawater treatment systems.  As discussed in Note 6 to our Condensed Consolidated Financial Statements, we also consolidate a 50% interest in an entity that manufactures and distributes commercial explosives.

Critical Accounting Policies.  A summary of our significant accounting policies is included in Note 1 to our Condensed Consolidated Financial Statements.  We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

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

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental matters, tax matters, and the resolution of litigation.  A discussion of environmental and legal matters is included in Note 5 to our Condensed Consolidated Financial Statements.  Information on some of the key estimates and assumptions on which our annual provision for income taxes is based may be found in Note 7 to our Consolidated Financial Statements included in our September 30, 2003 Annual Report on Form 10-K.

Actual results will inevitably differ to some extent from the estimates on which our Condensed Consolidated Financial Statements are prepared at any given point in time.  Despite these inherent limitations, we believe that our Management’s Discussion and Analysis and Condensed Consolidated Financial Statements provide a meaningful and fair perspective on our Company.

Sales and Operating Revenues.  Sales of our perchlorate chemical products accounted for approximately 86% and 82% of revenues during the six-month periods ended March 31, 2004 and 2003, respectively.  In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.  As a result, an individual AP customer may account for a significant portion of our revenues.

In connection with the perchlorate acquisition (the “Acquisition”) in fiscal 1998, we entered into an agreement with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008.  The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us.  In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years.  The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers.  Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, are adjusted downward by approximately 20%.  Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by 20% in fiscal 2004.  After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

In connection with the Acquisition, we entered into an agreement with Alliant Techsystems, Inc. (“Alliant”) to extend an existing supply agreement through the year 2008.  The agreement establishes prices for any Grade I AP purchased by Alliant from us during the term of the agreement as extended.  Under this agreement, Alliant agrees to use its efforts to cause our Grade I AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.

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

Our annual sales volumes of Grade I AP were approximately 15.5 million, 16.4 million and 12.6 million pounds during the fiscal years ended September 30, 2003, 2002 and 2001 respectively.  Based upon information we have received from our customers, we are currently estimating that our annual sales volumes of Grade I AP will range between 10.0 and 11.0 million pounds in fiscal 2004.  Our revenues, operating income and cash flows from operating activities will be significantly less at these lower volume levels.  In addition, demand for Grade I AP is program specific and we have limited ability to influence demand.

In January 2004, President Bush announced a new initiative for the Nation’s space exploration program.  The President proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program includes the following:

•

The United States will complete its work on the International Space Station (“ISS”) by 2010.  To accomplish this goal, NASA will return the Space Shuttle to flight and the Shuttle’s chief purpose over the next several years will be to help finish assembly of the ISS.  The Space Shuttle will be retired at the end of this decade.

•	The United States will begin developing a new crew exploration vehicle (“CEV”). The CEV will be developed and tested by 2008 and conduct its first manned mission no later than 2014.

•	The United States will return to the Moon as early as 2015 and no later than 2020 and use it as a stepping stone for more ambitious missions.

The President’s plan for NASA will likely have a significant impact on the demand for Grade I AP.  The ultimate impact on the demand for Grade I AP is uncertain at this time, and will depend upon, among other things, the following factors:

•	The timing of the Space Shuttle’s return to flight.
•	The number of Shuttle flights between now and the retirement of the Shuttle fleet.
•	The timing of the retirement of the Space Shuttle fleet.
•	The amount of inventory of Grade I AP owned by our customers.
•	The amount of NASA’s annual budget over the next several years.
•	The type of propulsion technology used to launch the CEV.
•	The timing of the development and testing of the CEV and the number of CEV launches.
•	The type of heavy lift vehicle used to transport material and supplies to the ISS and the Moon after retirement of the Shuttle fleet.

We also produce and sell other perchlorates.  Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product.  We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products.  For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 2001, 2000 and 1999.  In fiscal 2003 and 2002, shipments of other perchlorates accounted for sales of $7.7 and $6.9 million, respectively, although there was no substantial change in pounds shipped.  Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators.  Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue.  Sales of other perchlorates accounted for revenues of $2.3 million and $3.3 million during the six-month periods ended March 31, 2004 and 2003, respectively.

Sodium azide sales accounted for approximately 8% and 5% of revenues during the six-month periods ended March 31, 2004 and 2003, respectively.  Worldwide sodium azide demand has declined significantly during the last two fiscal years. Our sodium azide sales volumes declined approximately 54% during fiscal 2003 and 10% in fiscal 2002.  Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 5% and 4% of revenues during the six-month periods ended March 31, 2004 and 2003, respectively.  Halotron® is designed to replace halon-based fire extinguishing systems.  Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Environmental protection equipment sales accounted for approximately 5% and 4% of revenues during the six-month periods ended March 31, 2004 and 2003, respectively. This business produces both original equipment (OEM) and aftermarket replacement products for water treatment applications. International sales account for a significant part of the sales of this business.

There were no real estate sales during the six-month periods ended March 31, 2004 and 2003.  We have approximately 14 acres remaining in our Nevada portfolio and real estate sales will cease after the sale of this property.

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

Prices paid by us for raw materials have historically been relatively stable, although we have experienced cost increases on certain raw materials. All raw materials used in our manufacturing processes have been available in commercial quantities.

Net Income (Loss).  Although our net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:  (i) the impact of President Bush’s new space exploration plan on the demand for Grade I AP, and related budgeting constraints; (ii) as discussed in Note 5 to our Condensed Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (iii) the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron®, environmental protection equipment and packaged explosive sales in the future is uncertain; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to fluctuations based upon changes in the market price of our Common Stock due to outstanding options; (v) the results of periodic reviews of impairment issues; (vi) the ability to pass on increases in raw material costs to our customers; and (vii) the financial performance of ES.  (See “Liquidity and Capital Resources” and “Forward Looking Statements/Risk Factors” below.)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Sales and Operating Revenues.  Sales decreased $0.8 million, or 4%, during the three months ended March 31, 2004, to $18.8 million from $19.6 million in the corresponding period of the prior year.  This change in revenues was principally attributable to a decrease in sales from our real estate azide operations.  The decline in revenues was partially offset by an increase in environmental protection products sales.

Cost of Sales.  Cost of sales increased $1.3 million, or 13%, in the three months ended March 31, 2004, to $11.5 million from $10.2 million in the corresponding period of the prior year.  As a percentage of sales, cost of sales was 60% during the three-month period ended March 31, 2004, compared to 52% during the same period last year.  These increases were primarily due to fixed costs that are allocated over a smaller base of perchlorates and other specialty chemical sale volumes for the year. This increase in costs was mitigated by lower real estate and azide costs due to lower sales volume.

Operating Expenses.  Operating (selling, general and administrative) expenses increased $2.8 million, or 84%, in the three months ended March 31, 2004, to $6.1 million from $3.3 million in the corresponding period of 2003.  As discussed in Note 8 to the Condensed Consolidated Financial Statements in this report, a charge in the second quarter relating to separation costs for an employee of the Company was a major component of the increase in operating expenses.

Net Interest and Other Income (Expense).  Net interest and other income (expense) decreased to $0.2 million in the three months ended March 31, 2004, from $0.5 million in the corresponding period of the prior year, primarily as a result of the redemption of the Notes.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Sales and Operating Revenues.  Sales decreased $11 million, or 32%, during the six months ended March 31, 2004, to $23.6 million from $34.6 million in the corresponding period of the prior year. This change in revenues was principally attributable to a decrease in perchlorate and real estate sales.

Cost of Sales.  Cost of sales decreased $3.2 million, or 16%, in the six months ended March 31, 2004, to $15.7 million from $18.9 million in the corresponding period of the prior year.  The gross profit margin in the first six months of fiscal 2004 decreased to 33% as compared to 45% during the same period last year.  The decrease in cost of sales and gross profits margin is primarily due to fixed costs that are allocated over a smaller base of perchlorates and other specialty chemical sale volumes for the 2004 fiscal year.

Operating Expenses.  Operating expenses were $9.9 million during the six-month period ended March 31, 2004 compared to $7.0 million in the corresponding period of the prior year.  As discussed in Note 8 to the Condensed Consolidated Financial Statements in this report, a charge in the second quarter relating to separation costs for an employee of the Company was a major component of the increase in operating expenses.

Net Interest and Other Income (Expense).  Net interest and other income (expense) decreased to $0.1 million in the six months ended March 31, 2004, from $1.4 million in the corresponding period of the prior year, principally as a result of the redemption of the Notes.

Segment Operating Income.  Operating income (loss) of our industry segments during the six-month periods ended March 31, 2004 and 2003 was as follows:

	2004	2003

Specialty Chemicals	$(1,523,000)	$8,036,000
Environmental Protection	(145,000)	(150,000)
Real Estate	(340,000)	849,000

Total	$(2,008,000)	$8,735,000

The decrease in operating income of our specialty chemicals segment was primarily attributable to a decrease in perchlorate chemicals and sodium azide sales. The decrease in operating income of our real estate segment (which is winding down) was principally due to a decrease in real estate related activities.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the six-month periods ended March 31, 2004 or 2003.  General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $7.1 million and $8.9 million during the six months ended March 31, 2004 and 2003, respectively.  The decrease in cash flows from operations in the first six months of fiscal year 2004, as compared to the same period in fiscal year 2003, is due to lower overall sales volume.

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

The Company had $0.8 million and $2.0 million of capital expenditures during the six months ended March 31, 2004 and 2003, respectively.  Capital expenditures relate principally to specialty chemicals segment capital improvement projects.  Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

We issued $2.3 million of our Common Stock in the six month period ended on March 31, 2004 as a result of the exercise of stock options.  The Company repurchased $2.8 million of our Common Stock during the six month period ended on March 31, 2004.  As discussed in Note 10 to our Condensed Consolidated Financial Statements, our Program became effective in fiscal 2003.  Under the provisions of this Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share, which was paid on January 9, 2004, to shareholders of record on December 29, 2003.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections.  Such forwarding looking statements are subject to risks and uncertainties which include, but are not limited to, the risk factors set forth below:

1.

(a)  Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program and the President’s new initiative for the Nation’s space exploration program, that would cause a decrease in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for our perchlorates, sodium azide Halotron® and packaged explosives products, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that our perchlorate chemicals, sodium azide, Halotron®, packaged explosives and environmental products have limited applications, specialized applications and highly concentrated customer bases.

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

We usually use words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 2 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates.  We had certain long-term fixed-rate debt that was redeemed on March 1, 2003.  At March 31, 2003, we did not have any derivative-based financial instruments.  However, the amount of outstanding debt may fluctuate and we may at some time be subject to financing risk. There have been no material changes in market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Voting results of matters submitted to a vote of Security Holders at our Annual Meeting of Stockholders held on March 9, 2004 were as follows:

Item No. 1 – Election of Class A Directors (through March 2007).

Name	Votes For	Votes Withheld

John R. Gibson	4,039,602	2,826,331
David N. Keys	5,942,344	923,590
Dean M. Willard	6,289,872	576,062

Mr. Gibson received less than 80% (approximately 58.8%) of the votes cast.  Accordingly, under the Registrant’s Certificate of Incorporation and By-laws, he will remain in office, but must be renominated for election by the stockholders at the next Annual Meeting in March 2004.

Item No. 2 – Ratification of the appointment of Deloitte & Touche LLP as our independent public accounts.

Votes For	Against	Abstained

6,756,751	25,696	45,777

ITEM 5.  OTHER INFORMATION

In March 2004 Victor M. Rosenzweig resigned from the Company’s Board of Directors to pursue personal interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.3	Certification of Principal Executive Officer

	32.4	Certification of Principal Financial Officer

b)	Reports on Form 8-K

	(1)	On February 4, 2004, we filed a Form 8-K furnishing our press release dated February 4, 2004.

	(2)	On March 15, 2004, we filed a Form 8-K furnishing our press release dated March 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: May 12, 2004	/s/ JOHN R. GIBSON

John R. Gibson
Chief Executive Officer and President

Date: May 12, 2004	/s/ SETH L. VAN VOORHEES

Seth L. Van Voorhees
Vice President, Treasurer, Chief Financial
Officer & Secretary