Form 10-Q
period 2004-06-30
AMERICAN PACIFIC CORP
filed 2004-08-04
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

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

          The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2004 was 7,292,000.

PART I.  FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,

	2004	2003	2004	2003

Sales and Operating Revenues	$15,829,000	$13,809,000	$39,410,000	$48,422,000
Cost of Sales	10,994,000	8,307,000	26,717,000	27,169,000

Gross Profit	4,835,000	5,502,000	12,693,000	21,253,000
Operating Expenses	5,638,000	3,289,000	15,505,000	10,305,000

Operating Income (Loss)	(803,000)	2,213,000	(2,812,000)	10,948,000
Other Income (Expense)	(3,000)	175,000	100,000	(1,258,000)
Loss on Debt Extinguishment	—	—	—	1,522,000

Income (Loss) Before Income Taxes	(806,000)	2,388,000	(2,712,000)	8,168,000
Income Taxes (Benefit)	(282,000)	788,000	(949,000)	2,695,000
Cumulative Effect of Accounting Change, Net of Tax	—	—	769,000	—

Net Income (Loss)	$(524,000)	$1,600,000	$(2,532,000)	$5,473,000

Basic Net Income (Loss) Per Share	$(0.07)	$0.22	$(0.35)	$0.75

Average Shares Outstanding	7,292,000	7,255,000	7,278,000	7,255,000

Diluted Net Income (Loss) Per Share	$(0.07)	$0.22	$(0.35)	$0.74

Diluted Shares	7,292,000	7,322,000	7,278,000	7,358,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2004	September 30, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$22,878,000	$27,140,000
Accounts and Notes Receivable	11,740,000	8,951,000
Related Party Notes and Accrued Interest Receivable	280,000	321,000
Inventories	15,906,000	13,613,000
Prepaid Expenses and Other Assets	1,830,000	446,000
Deferred Income Taxes	948,000	79,000

Total Current Assets	53,582,000	50,550,000
Property, Plant and Equipment, Net	16,312,000	9,223,000
Intangible Assets, Net	14,654,000	17,579,000
Investment in and Advances to Joint Venture	—	10,393,000
Deferred Income Taxes	10,307,000	10,228,000
Other Assets, Net	3,728,000	3,712,000

TOTAL ASSETS	$98,583,000	$101,685,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2004	September 30, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$10,828,000	$7,951,000
Long-Term Liabilities	5,201,000	5,331,000

TOTAL LIABILITIES	16,029,000	13,282,000

Commitments and Contingencies
Minority Interest	—	—
Warrants to Purchase Common Stock	—	3,569,000
Shareholders’ Equity:
Common Stock	1,358,000	898,000
Capital in Excess of Par Value	85,809,000	83,554,000
Retained Earnings	13,205,000	16,180,000
Treasury Stock	(16,981,000)	(14,230,000)
Accumulated Other Comprehensive Loss	(837,000)	(1,568,000)

Total Shareholders’ Equity	82,554,000	84,834,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,583,000	$101,685,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(unaudited)

	For the nine months ended June 30,

	2004	2003

Cash Flows From Operating Activities	$166,000	$3,832,000

Cash Flows For Investing Activities:
Capital Expenditures	(886,000)	(2,765,000)
Investment in and Advances to Joint Venture	—	(10,510,000)

Net Cash Used in Investing Activities	(886,000)	(13,275,000)

Cash Flows For Financing Activities:
Debt Related Payments	—	(41,539,000)
Dividends	(3,055,000)	—
Issuance of Common Stock	2,265,000	1,145,000
Treasury Stock Acquired	(2,752,000)	(1,652,000)

Net Cash Used in Financing Activities	(3,542,000)	(42,046,000)

Net Change in Cash and Cash Equivalents	(4,262,000)	(51,489,000)
Cash and Cash Equivalents, Beginning of Period	27,140,000	65,826,000

Cash and Cash Equivalents, End of Period	$22,878,000	$14,337,000

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$1,875,000
Taxes Paid	$—	$3,300,000

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.	BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we, “us”, or “our”).  Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2003.  In our opinion, however, all adjustments necessary for a fair presentation have been included.  The operating results and cash flows for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.  Under the provisions of SFAS No. 142, the intangible asset relating to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years.  At June 30, 2004, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $24.5 million.  Amortization expense was approximately $2.9 million during the nine-months ended June 30, 2004 and 2003.  Amortization expense is estimated to amount to approximately $3.9 million per year through September 30, 2007.

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

The only component of other comprehensive income (loss) relates to a minimum pension liability adjustment. The change in such adjustment was approximately $730,000 (net of applicable income taxes) during the nine-month period ended June 30, 2004. Comprehensive loss for the three-month and nine-month periods ended June 30, 2004, was as follows:

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004

Net Loss	$(524,000)	$(2,532,000)
Minimum Pension Liability Adjustment	27,000	730,000

Comprehensive Loss	$(497,000)	$(1,802,000)

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period.  Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents.  Stock options to purchase approximately 22,000 shares of common stock were outstanding at June 30, 2004, but were not included in the computation of diluted earnings per share because the Company had a net operating loss for the three-month and nine-month periods ended June 30, 2004, and their inclusion would have been anti-dilutive.  The effect of outstanding stock options and warrants to purchase approximately 2.9 million shares of common stock were not included in diluted per share calculations during the three-month and nine-month periods ended June 30, 2003, since the average exercise price of such options and warrants was greater than the average market price of our common stock during these periods.  Such warrants expired on December 31, 2003, and the value assigned at the time of their issuance of $3.6 million was recognized as an adjustment to retained earnings in the first quarter of fiscal 2004.

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004

Average shares outstanding	7,292,000	7,278,000
Dilutive options and restricted shares outstanding	0	0

Diluted shares	7,292,000	7,278,000

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

We granted stock options to our employees and directors in fiscal 2003.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants would have been as follows:

	Three Months Ended June 30		Nine Months Ended June 30

	2004	2003	2004	2003

Net income (loss):
As reported	$(524,000)	$1,600,000	$(2,532,000)	$5,473,000
Total stock based employee compensation expense using the fair value based method, net of related tax	28,000	103,000	140,000	103,000

Pro forma	$(552,000)	$1,497,000	$(2,672,000)	$5,370,000

Basic earnings (loss) per share:
As reported	$(0.07)	$0.37	$(0.35)	$0.53
Pro forma	$(0.08)	$0.35	$(0.37)	$0.44
Diluted earnings (loss) per share:
As reported	$(0.07)	$0.36	$(0.35)	$0.53
Pro forma	$(0.07)	$0.35	$(0.35)	$0.43

The estimated weighted-average fair value of the individual options used in calculating the Pro forma Net Income (Loss) was $4.18.  This fair value was determined using a Black-Scholes option-pricing model with the following assumptions:

Dividend yield	0%
Volatility	50%
Risk-free interest rate	3.0%
Expected life	4.5 years

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2004	September 30, 2003

Work-in-process	$8,809,000	$6,613,000
Raw materials and supplies	7,097,000	7,000,000

Total	$15,906,000	$13,613,000

4.	DEBT

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

The Water Authority’s testing has shown perchlorate concentrations of 8 to 18 parts per billion (“ppb”) in Clark County drinking water.  In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site.  The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. We have completed a pilot remediation testing process to treat groundwater containing perchlorate using a biological in situ process at and near the Henderson site.  The pilot remediation process has shown promising results, but there can be no assurance as to its efficacy.

The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates.  The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water.  Certain states are also conducting risk assessments and some have set advisory levels as low as 1 ppb.  To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science.  At the request of the EPA, the National Academy of Science (“NAS”) recently began an evaluation and assessment of the health effects of perchlorates.  This NAS evaluation is currently scheduled to be completed by the end of 2004.  Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, presumably after the findings of NAS, although we do not know when that will occur.  We are cooperating with Federal, State and local agencies (including the Nevada Department of Environmental Protection), and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods, and the establishment of a safe drinking water standard for perchlorates.  Until one or more of these matters have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance.  Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements.  However, the lower the level at which the final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

In December 2002, we made an investment in Energetic Systems Inc., LLC (“ES”), a joint venture formed to acquire and manage a commercial explosives business. On December 11, 2002, ES completed the purchase of certain assets and the assumption of certain liabilities of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries within LSB Industries, Inc. (“LSB”).  ES is involved in the manufacture and distribution of commercial explosives, and is also a research, development and testing organization specializing in the development and testing of products and processes for commercial explosives and energetic compounds.

SEC/UTC is party to two consent orders, and is working with the Kansas Department of Health and Environment (KDHE) pursuant to the orders. The first consent order focuses on approximately 10 acres of land at the Hallowell, Kansas site, and the second focuses on a smaller parcel of land on which UTeC (the laboratory) is located in Riverton, Kansas. The latter is part of a larger issue the KDHE is addressing at the unrelated adjacent Jayhawk chemical complex.  Contaminants at the Hallowell location are predominantly perchlorate and nitrates, while the Riverton site may contain perchlorates, some chlorinated compounds and other materials.

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

The Company’s policy is to conduct its businesses with high regard for the safety of its personnel and for the preservation and protection of the environment.  The Company devotes significant resources and management attention to comply with environmental and safety laws and regulations.  In view of our production and handling of specialty chemicals, such operations are regulated and monitored by governmental agencies (i.e., OSHA, EPA and other regulatory agencies).  Accordingly, the Company from time to time has been subject to compliance orders, including civil penalties, imposed by such regulatory agencies.

In January 2002, the Company received a claim for approximately $1.7 million from Frontier Insurance Company (“Frontier”), alleging liability arising from indemnity agreements. The Company rejected the claim and filed a complaint with the District Court, Clark County, Nevada on February 28, 2002, seeking a declaratory judgment that Frontier’s claim lacked merit. Frontier had been declared insolvent and was ordered into rehabilitation status by the Supreme Court of New York on October 15, 2001, which Order also stayed all lawsuits involving Frontier. On March 31, 2004, the Nevada District Court dismissed our declaratory judgment suit without prejudice because the case had been pending for more than two years. Recent information indicates that Frontier’s rehabilitation status has not changed.

On April 11, 2002, an accident occurred at our sodium azide plant that resulted in the death of an employee.  No other employees were involved and there was no significant damage to the facility.  We have received fines from Utah OSHA relating to this accident, but believe that the total amount of these fines will be less than $75,000.

As of June 30, 2004, we had approximately $1.9 million in outstanding standby letters of credit.  These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

6.	CONSOLIDATION OF ENERGETIC SYSTEMS JOINT VENTURE

On December 11, 2002, we made an investment of approximately $10.7 million in Energetic Systems Inc., LLC (“ES”), a joint venture entity formed to acquire and manage a commercial explosives business. The investment was made and is held by our wholly-owned subsidiary, Energetic Additives Inc., LLC (“EA”).  EA holds a 50% equity interest in ES.  The remaining 50% voting interest is held by a private entity with extensive experience in the explosives industry. Our investment in ES includes a combination of term and revolving debt, preferred stock and common equity.

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

As of March 31, 2004, we consolidated the ES joint venture.  We reported a cumulative effect of an accounting change of $769,000 (net of tax benefit of $414,000) on our 2004 second quarter income statement to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception. The consolidation of the ES joint venture significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

The non-cash assets and liabilities related to the conversion of the investment in Energetic Systems, Inc., LLC (“ES”) from the equity method of accounting to consolidation in accordance with FIN 46(R) are summarized as follows:

March 31, 2004

ES Balance Sheet
Assets	$12,532,000
Liabilities	(3,518,000)
Equity	1,293,000

Investment in ES	$10,307,000

8.	EMPLOYEE SEPARATION COSTS

During the second quarter of 2004, a charge of $2.0 million (pre-tax) for estimated costs relating to the separation from the Company of the former Chief Financial Officer.  This charge is included in Operating Expenses on our statement of operations for this period.

9.	SEGMENT INFORMATION

Our previous financial reports had three operating segments: Specialty Chemicals, Environmental Protection and Real Estate. Beginning April 1, 2004, we reduced the number of operating segments from three to two (Specialty Chemicals and Other Businesses). Lower levels of activity in our Real Estate business, and the addition of the ES business in our consolidated financials, were major factors in this decision. We may consider change to our operating segments upon the completion of our acquisition of the in-space propulsion business (“ISP Business”) from Aerojet-General Corporation.  We announced the signing of this transaction in an April 26, 2004 press release and we currently expected it to be completed during the fourth quarter of our 2004 fiscal year.

The Specialty Chemicals and Other Businesses segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. We evaluate the performance of each operating segment and allocate resources based upon operating income or loss before an allocation of interest expense and income taxes.

The Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, used principally in the inflation of certain automotive airbag systems, (iii) Halotron®, clean gas fire extinguishing agents designed to replace halons, and (iv) the ES joint venture which manufactures commercial explosives and specializes in the development and testing of energetic compounds.

The Other Businesses segment contains our environmental protection and real estate activities. Our environmental protection business designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater.  As of June 30, 2004, our Real Estate business had approximately 14 acres of improved land in the Gibson Business Park (near Las Vegas, Nevada) remaining.

We had one customer that accounted for 10% or more of our total sales during at least one of the nine-month periods ended June 30, 2004 and 2003.  Sales to this customer during the nine months ended June 30, were as follows:

Customer	Chemical	2004	2003

A	Perchlorates	$ 18,987,000	$ 31,061,000

          Additional information about our operations, by segment, for the three months and nine months ended June 30, is provided below.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Specialty Chemicals	$15,124,000	$13,620,000	$37,429,000	$45,248,000
Other Businesses	705,000	189,000	1,981,000	3,174,000

Total revenues	$15,829,000	$13,809,000	$39,410,000	$48,422,000

Operating income (loss):
Specialty Chemicals	$(676,000)	$2,483,000	$(200,000)	$10,519,000
Other Businesses	(127,000)	(270,000)	(2,612,000)	429,000

Total segment operating income (loss)	(803,000)	2,213,000	(2,812,000)	10,948,000
Unallocated net income (expense)	(3,000)	175,000	100,000	(2,780,000)

Income (loss) before income taxes	$(806,000)	$2,388,000	$(2,712,000)	$8,168,000

10.	DIVIDEND AND STOCK REPURCHASE PROGRAM

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

In accordance with the provisions of the Program, during the nine-months ended June 30, 2004, the Company repurchased 0.3 million shares of its Common Stock for $2.8 million, and on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share payable on January 9, 2004, to shareholders of record on December 29, 2003. The total amount of the cash dividend paid in January 2004 was approximately $3.1 million.

The lower levels of annual cash flows expected in fiscal 2004 and 2005, as compared to the annual cash flows in fiscal 2003, will significantly reduce the amount of any cash dividends issued and/or shares repurchased under the Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of our top grade of AP (“Grade I AP”) for the aerospace and defense industries.  In addition, we produce and sell sodium azide, the primary component of a gas generant used in automotive airbag safety systems, and Halotron®, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.  The perchlorate, sodium azide and Halotron® facilities are located on our property in Southern Utah and the chemicals produced and sold at these facilities collectively represent our Specialty Chemicals operating segment.  Our other lines of business include the development of real estate which is winding down, and the production of environmental protection equipment, including waste water and seawater treatment systems.  As discussed in Note 6 to our Condensed Consolidated Financial Statements, we have consolidated a 50% interest in an entity that manufactures and distributes commercial explosives.

Critical Accounting Policies.  A summary of our accounting policies is included in Note 1 to our Condensed Consolidated Financial Statements.  We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

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

Sales and Operating Revenues.  Sales of our perchlorate chemical products accounted for approximately 73% and 82% of revenues during the nine-month periods ended June 30, 2004 and 2003, respectively.  In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.  As a result, an individual AP customer may account for a significant portion of our revenues.

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

In connection with the Acquisition, we entered into an agreement with Alliant Techsystems, Inc. (“Alliant”) to extend an existing supply agreement through the year 2008.  The agreement establishes prices for any Grade I AP purchased by Alliant from us during the term of the agreement, as extended.  Under this agreement, Alliant agrees to use its best efforts to cause our Grade I AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.

In 2001 Alliant acquired Thiokol.  We agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol will remain in place.  All Thiokol programs existing at the time of the Alliant acquisition (i.e. Space Shuttle and Minuteman programs) will continue to be priced under the Thiokol Agreement.  All Alliant programs (i.e. Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Annual sales volumes of Grade I AP were approximately 15.5 million, 16.4 million and 12.6 million pounds during our 2003, 2002 and 2001 fiscal years respectively.  Based upon information we have received from our customers, we currently estimate that our Grade I AP annual sales volumes will range from approximately 10.0 to11.0 million pounds in fiscal 2004.  Our revenues, operating income and cash flows from operating activities will be significantly less at these lower volume levels.  In addition, demand for Grade I AP is program-specific and we have limited ability to influence demand.

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

We also produce and sell other perchlorates.  Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product.  We have recently experienced a change in the sales mix of other perchlorates, from lower price to higher price and margin products.  For example, shipments of other perchlorates accounted for annual sales of between $2.6 million and $3.2 million during the fiscal years 2001, 2000 and 1999.  In fiscal 2003 and 2002, shipments of other perchlorates accounted for sales of $7.7 and $6.9 million, respectively, although there was no substantial change in pounds shipped.  Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators.  Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue.  Sales of other perchlorates accounted for revenues of $1.2 million and $6.6 million during the nine-month periods ended June 30, 2004 and 2003, respectively.

Sodium azide sales accounted for approximately 7% of revenues during both of the nine-month periods ended June 30, 2004 and 2003.  Worldwide sodium azide demand has declined significantly during the last two fiscal years. Our sodium azide sales volumes declined approximately 54% during fiscal 2003 and 10% in fiscal 2002.  Worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

Sales of Halotron® amounted to approximately 5% and 4% of revenues during the nine-month periods ended June 30, 2004 and 2003, respectively.  Halotron® is designed to replace halon-based fire extinguishing systems.  Accordingly, demand for Halotron® depends upon a number of factors including the willingness of consumers to switch from halon-based systems, as well as existing and potential governmental regulations.

Environmental protection sales accounted for approximately 4% of revenues during both of the nine-month periods ended June 30, 2004 and 2003. This business produces both original equipment (“OEM”) and aftermarket replacement products for water treatment applications. International sales account for a significant part of the sales of this business.

There were no real estate sales during the nine-month period ended June 30, 2004.  During the nine-month period ended June 30, 2003, such sales accounted for approximately 3% of revenues.  We have approximately 14 acres remaining in our Nevada portfolio and Nevada real estate sales will cease after the sale of this property.

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

Net Income (Loss).  Although our net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:  (i) the impact of President Bush’s new space exploration plan on the demand for Grade I AP, and related budgeting constraints; (ii) as discussed in Note 5 to our Condensed Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (iii) the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron®, environmental protection equipment and packaged explosive sales in the future is uncertain; (iv) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to fluctuations based upon changes in the market price of our Common Stock due to outstanding options; (v) the results of periodic reviews of impairment issues; (vi) the ability to pass on increases in raw material costs to our customers; and (vii) the financial performance of ES (now consolidated) and the in-space propulsion business (which we expect to acquire by the end of fiscal 2004.  (See “Liquidity and Capital Resources” and “Forward Looking Statements/Risk Factors” below.)

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2004 Compared to Three-Months Ended June 30, 2003

Sales and Operating Revenues.  Sales increased $2.0 million, or 14%, during the three months ended June 30, 2004, to $15.8 million from $13.8 million in the corresponding period of the prior year.  This increase in revenues was principally attributable to the inclusion in our consolidated statements of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004. The increase in revenues was partially offset by a decrease in perchlorate and azide sales during this same period.

Cost of Sales.  Cost of sales increased $2.7 million, or 32%, in the three months ended June 30, 2004, to $11 million from $8.3 million in the corresponding period of the prior year.  As a percentage of sales, cost of sales was 69% during the three-month period ended  June 30, 2004, compared to 60% during the same period last year.  These increases were primarily due to fixed costs that are allocated over a smaller base of perchlorates and other specialty chemical sale volumes for the year. In addition, higher costs were incurred due to the inclusion of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004. This increase in costs was mitigated by lower real estate and azide costs due to lower sales volume.

Operating Expenses.  Operating (selling, general and administrative) expenses increased $2.3 million, or 71%, in the three-months ended June 30, 2004, to $5.6 million from $3.3 million in the corresponding period of 2003.  Higher levels of operating expenses incurred during the three-months ended June 30, 2004 as compared to the same period in fiscal 2003 included: (i) the inclusion of operating expenses of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004, (ii) increases levels of environmental remediation expenditures, and (iii) increased levels of legal expenditures.

Other Income (Expense).  Other income (expense) decreased to $(0.0) million in the three months ended June 30, 2004, from $0.2 million in the corresponding period of the prior year, primarily as a result of the redemption of the Notes.

Nine-Months Ended June 30, 2004 Compared to Nine-Months Ended June 30, 2003

Sales and Operating Revenues.  Sales decreased $9.0 million, or 19%, during the nine-months ended June 30, 2004, to $39.4 million from $48.4 million in the corresponding period of the prior year. This change in revenues was principally attributable to a decrease in perchlorate and real estate sales. The decrease in revenues was partially offset by the inclusion of revenues from the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004.

Cost of Sales.  Cost of sales  decreased $0.5 million, or 2%, in the nine-months ended June 30, 2004, to $26.7 million from $27.2 million in the corresponding period of the prior year.  The gross profit margin in the first nine-months of fiscal 2004 decreased to 32% as compared to 43% during the same period last year.  The decrease in gross profit margin is primarily due to fixed costs that are allocated over a smaller base of perchlorates and other specialty chemical sales volumes for the 2004 fiscal year. In addition, higher costs and lower margins were incurred due to the inclusion of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004.

Operating Expenses.  Operating expenses were $15.5 million during the nine-month period ended June 30, 2004 compared to $10.3 million in the corresponding period of the prior year.  As discussed in Note 8 to the Condensed Consolidated Financial Statements in this report, a charge in the second quarter relating to separation costs for an employee of the Company was a major component of the increase in operating expenses. In addition, higher levels of operating expenses incurred during the nine-months ended June 30, 2004 as compared to the same period in fiscal 2003 included: (i) the inclusion of operating expenses of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004, (ii) increases levels of environmental remediation expenditures, and (iii) increased levels of legal expenditures.

Other Income (Expense).  Other income (expense) decreased to $0.1 million in the nine months ended June 30, 2004, from ($1.3) million in the corresponding period of the prior year, principally as a result of the redemption of the Notes.

Segment Operating Income (Loss).  Operating income (loss) of our industry segments during the nine-month periods ended June 30, 2004 and 2003 was as follows:

	2004	2003

Specialty Chemicals	$(200,000)	$10,519,000
Other Businesses	(2,612,000)	429,000

Total	$(2,812,000)	$10,948,000

The decrease in operating income of the Specialty Chemicals segment was primarily attributable to a decrease in perchlorate chemicals and sodium azide sales. The decrease in operating income of the Other Businesses segment was principally due to startup costs relating to the ES joint venture and a lower level of activity in our real estate business.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the nine-month periods ended June 30, 2004 or 2003.  General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP and sodium azide customers require fixed prices, although some of these agreements contain escalation features that could partially insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $0.2 million and $3.8 million during the nine months ended June 30, 2004 and 2003, respectively.  The decrease in cash flows from operations in the first nine-months of fiscal year 2004, as compared to the same period in fiscal year 2003, is principally due to lower overall sales volume.

The combination of the lower levels of expected Grade I AP sales, the 20% price reduction on Grade I AP sold to Thiokol during fiscal 2004, and declining real estate sales has significantly reduced our revenues and cash flows from operating activities during the first nine-months of fiscal 2004.  As a result of these factors and absent the consideration of any changes in working capital, we currently expect that our cash flows from operating activities will be substantially less in fiscal 2004 as compared to fiscal 2003.  As discussed in Note 10 to our Condensed Consolidated Financial Statements, these lower levels of annual cash flows will significantly reduce the amount of any cash dividends issued and/or shares repurchased under the Program.  We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including the repurchase of our Common Stock and/or dividends under the Program. The resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for perchlorates, sodium azide and Halotron, may also have an effect on the use and availability of cash.

The Company had $0.9 million and $2.8 million of capital expenditures during the nine- months ended June 30, 2004 and 2003, respectively.  Capital expenditures relate principally to specialty chemicals segment capital improvement projects.  Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

We issued $2.3 million of our Common Stock in the nine-month period ended on June 30, 2004 as a result of the exercise of stock options.  The Company repurchased $2.8 million of our Common Stock during the nine-month period ended on June 30, 2004.  As discussed in Note 10 to our Condensed Consolidated Financial Statements, our Program became effective in fiscal 2003.  Under the provisions of this Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share, which was paid on January 9, 2004, to shareholders of record on December 29, 2003.

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

1.

(a)  Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program and the President’s new initiative for the Nation’s space exploration program, that would cause a decrease in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for our perchlorates, sodium azide, Halotron® and packaged explosives products, (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that our perchlorate chemicals, sodium azide, Halotron®, packaged explosives and environmental products have limited applications, specialized applications and highly concentrated customer bases.

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

We usually use words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, among other things, should be considered in evaluating our prospects and future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates.  We had certain long-term fixed-rate debt that was redeemed on March 1, 2003.  At June 30, 2004, we did not have any derivative-based financial instruments.  However, the amount of outstanding debt may fluctuate and we may at some time be subject to financing risk. There have been no material changes in market risk since June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(1) On April 27, 2004, we filed a Form 8-K furnishing our press release dated April 26, 2004.

(2) On May 12, 2004, we filed a Form 8-K furnishing our press release dated May 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: August 3, 2004	/s/ JOHN R. GIBSON

John R. Gibson Chief Executive Officer and President

Date: August 3, 2004	/s/ SETH L. VAN VOORHEES

Seth L. Van Voorhees Vice President, Treasurer, Chief Financial Officer & Secretary