Form 10-K
period 2004-09-30
AMERICAN PACIFIC CORP
filed 2005-01-13
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004, was approximately $57 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 31, 2004, was 7,300,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Hereof

     Definitive Proxy Statement for 2005 Annual Meeting of Stockholders to be filed not later than January 28, 2005.

Part IV Hereof

     S-14 Registration Statement (2-70830); Annual Reports on Forms 10-K for the years ended September 30, 2003, 2002, 2000 and 1999; S-2 Registration Statement (33-36664); Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998; Form 8-A dated August 6, 1999; S-3 Registration Statement (33-52196); S-8 Registration Statement (333-104732); S-8 Registration Statement (333-53449); S-8 Registration Statement (333-62566) and Current Report on Forms 8-K dated November 9, 1999.

PART I

Item 1. Business

Overview

     The terms “Company”, “we”, “us”, and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.

     American Pacific Corporation is principally engaged in the production of a specialty chemical, ammonium perchlorate (“AP”), which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. We also produce a variety of other specialty chemicals, performance products and environmental protection equipment for niche applications, including: (i) sodium azide, used primarily in the inflation of automotive airbags, in the production of certain tetrazoles and in certain pharmaceutical applications; (ii) Halotron products, used to extinguish fires; (iii) water treatment equipment, used to disinfect effluents from sewage treatment and industrial facilities and for the treatment of seawater; and (iv) packaged explosive products. In addition, as of September 30, 2004, we own approximately 14 acres of improved undeveloped land in an industrial park in the Las Vegas, Nevada area and approximately 4,700 acres of land and certain water rights at our production site in Iron County, Utah.

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

     Our strategic plan with respect to the market we serve with our existing products is described below. In addition, our strategic plan will attempt to accelerate our growth by pursuing attractive new product and market opportunities. In pursuing these growth initiatives, we seek to leverage our existing customer, market or manufacturing position. These growth initiatives may include the evaluation of new product development and acquisition opportunities.

     On October 1, 2004 we acquired the former Atlantic Research Corporation in-space propulsion business from Aerojet-General Corporation. This acquisition provides us with a leading supplier of commercial and military propulsion products and the world’s largest producer of bipropellant thrusters.

     We currently have two operating segments: (i) Specialty Chemicals and (ii) Other Businesses. See Note 11 to our Consolidated Financial Statements for financial information concerning our operating segments. Our perchlorate chemicals, a part of the Specialty Chemical segment, accounted for approximately 73%, 79% and 73% of revenues during fiscal 2004, 2003 and 2002, respectively.

Specialty Chemicals

Perchlorate Chemicals

Strategy

     In March 1998, we acquired certain assets and rights of Kerr-McGee Chemical Corporation (“Kerr-McGee”) related to its production of AP (the “Acquisition”). By virtue of the Acquisition, we became the sole commercial producer of perchlorate chemicals in North America. Our strategy is to maintain and enhance our position as the leading world-wide producer of perchlorate chemicals.

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

     Demand for perchlorate chemicals declined throughout the 1990’s. In 1998, supply capacity was substantially in excess of demand levels. In 1998, we consummated the Acquisition with Kerr-McGee in an effort to rationalize market production capacity and increase our sales volume of Grade I AP (see “Perchlorate Chemicals – Kerr-McGee Acquisition”).

     Since the Acquisition in 1998, our annual sales volumes of Grade I AP have been approximately 20.2 million, 16.4 million, 12.6 million, 16.4 million and 15.5 million pounds during the 1999, 2000, 2001, 2002 and 2003 fiscal years (ended September 30), respectively. Prior to the Space Shuttle Columbia disaster on February 1, 2003, and based principally upon information we had received from our major customers, we had estimated that annual demand for Grade I AP would range between 16.0 million and 20.0 million pounds over the next several years.

     The suspension of Space Shuttle missions after the Columbia disaster reduced sales volume of our Grade I AP products in fiscal 2004 to 11.3 million pounds. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP increased throughout the year. The Space Shuttle is currently expected to resume flights beginning in the spring of 2005 with four to five flights per year thereafter, although there is no assurance in this regard. Based principally upon market information we received from our customers, we currently estimate that our annual sales volumes of Grade I AP will range between 10.0 and 13.0 million pounds over the next three years.

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

     Our revenues, operating income and cash flows from operating activities are negatively impacted by these lower sales volume levels. In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations. We have no ability to influence the demand for Grade I AP. Any decision to further delay, reduce or cancel Space Shuttle flights over an extended period of time would have a further significant adverse effect on our results of operations and financial condition.

     We also produce and sell a number of other grades of AP and different types and grades of sodium and potassium perchlorates (collectively “other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. We have recently experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators. Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue. A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

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

     During 2001, Alliant acquired the Thiokol Propulsion Division (“Thiokol”) of Alcoa. Alliant (including Thiokol) accounted for 44%, 66%, and 51% of our revenues during the fiscal years 2004, 2003 and 2002, respectively.

     Thiokol Agreement

     In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of Grade I AP through September 30, 2008. This agreement contains no volume commitments, however, the agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of a specific grade of Grade I AP sold by us to all of our customers. Under the agreement, Grade I AP unit prices in the matrix at all quantity levels escalated each year through fiscal 2003 and were adjusted downward by approximately 20% in fiscal 2004. This downward adjustment reduced revenues and operating cash flows on Grade I AP sold to Thiokol in fiscal 2004. After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008. See below for a discussion of the impact of the Alliant acquisition of Thiokol in 2001 on this agreement.

     Alliant Agreement

     In connection with the Acquisition, we entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any Grade I AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agreed to use its efforts to cause our Grade I AP to be qualified on all new and current programs served by Alliant’s Bacchus Works. We have agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol will remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Space Shuttle and Minuteman) will continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) will be priced under the Alliant Agreement.

Manufacturing Capacity and Process

     Production of AP at our manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of perchlorate chemicals annually and is readily expandable to 40.0 million pounds annually. Grade I AP produced at the facility and propellants incorporating such AP have qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta, Pegasus and Atlas programs.

     Our perchlorate chemicals facility is designed to site particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of our customers, insurance carriers and governmental authorities.

     Perchlorate chemicals are manufactured by electrochemical processes using our proprietary technology. The principal raw materials used in the manufacture of AP (other than electricity) are salt, sodium chlorate, graphite, ammonia and hydrochloric acid. All of the raw materials used in the manufacturing process are available in commercial quantities. Although we recently had some difficulty in obtaining graphite, significant progress has been made in establishing an assured source of supply. We continue to explore other technologies that would reduce our dependence on graphite.

Competition

     Upon consummation of the Acquisition, we became the sole North American commercial producer of perchlorate chemicals. We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification process, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.

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

Financing

     On March 12, 1998, we sold $75.0 million in principal amount of 91/4% unsecured senior notes (the “Notes”). A portion of the net proceeds from the sale of the Notes ($39.0 million) was used to effect the Acquisition. Prior to March 1, 2003, we had repurchased and retired approximately $34.4 million in principal amount of Notes. On March 1, 2003, we redeemed all of our remaining outstanding Notes. The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, aggregating approximately $43.4 million. We recognized a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write off remaining debt issue costs.

Sodium Azide

Sodium Azide Facility

     In July 1990, the Company entered into agreements with Dynamit Nobel A.G. (“Dynamit Nobel”) under which it licensed to us its technology and know-how for the production of sodium azide, the principal component of a gas generator used in certain automotive airbag safety systems. In addition, Dynamit Nobel provided technical support for the design, construction and startup of the production facility located in Iron County, Utah for its owner and operator, American Azide Corporation (“AAC”), our indirect wholly-owned subsidiary. Our obligation to make royalty payments to Dynamit Nobel under the license was suspended in 1995.

Financing

     On February 21, 1992, we concluded a $40.0 million financing for the design, construction and startup of the sodium azide facility through the sale of 11% noncallable subordinated secured term notes (the “Azide Notes”). On March 12, 1998, we repurchased the then remaining $25.0 million principal amount outstanding of the Azide Notes with funds obtained through the issuance of the Notes. In connection with the issuance of the Azide Notes, we issued Warrants (“the Warrants”) to purchase shares of our Common Stock to the purchasers of the Azide Notes, which went unexercised and expired on December 31, 2003.

Market

     Over the last 30 years, a number of firms have made extensive efforts to develop automotive airbag safety systems. The initial airbag system adopted by the automobile industry used sodium azide in combination with other materials in tablet or granule form. The airbag market became the largest consumer of sodium azide. Subsequently, a number of other non-azide based bag inflator technologies have been commercialized. These new inflator systems have gained substantial market share and, as a consequence, there has been a substantial decline in the demand for sodium azide. Based upon market information received from inflator manufacturers, we expect that sodium azide use will continue to decline and that bag inflators using sodium azide will be phased out over some period of time. Currently, demand for sodium azide is substantially less than supply on a worldwide basis.

     The Company has an on-going program to evaluate and potentially commercialize the use of sodium azide in other non-airbag applications. Currently, sodium azide is used as an intermediary in the manufacture of certain tetrazoles and pharmaceuticals, and we sell small quantities into these markets.

     The emerging methyl-bromide pesticide replacement market maybe a promising area for sodium azide new product development. Methyl bromide is a widely used pesticide that is being phased out globally (due to its harmful effect on the atmospheric ozone layer) as required under by The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Montreal Protocols”) that was signed by the United States in 1987. Historically, methyl bromide was manufactured by a number of companies, including Great Lakes Chemical, Albemarle, and Dead Sea Bromine.

     We have developed a proprietary sodium azide based pesticide as a potential replacement for methyl bromide. We have tentatively named this new pesticide line Soil Enhancement Products (“SEP”). SEP 100, our first product in this line, has undergone extensive field trials on a variety of applications, including turf, cut flowers, and food crops. The results of these evaluations have been promising. As of this date, SEP 100 is under review by the United States Environmental Protection Agency, (“US EPA”) for approval as a pesticide in certain applications.

     The potential demand for a methyl bromide replacement is substantial. Although the Company currently plans to pursue this market, there is no assurance that there will be wide market acceptance of this new product. While we are optimistic that the EPA will approve SEP 100, there is no assurance that such EPA approval will be granted. Furthermore, a variety of larger companies, with financial resources exceeding our own, are also developing potential methyl bromide substitute products.

Customers

     Historically, Autoliv ASP, Inc. (“Autoliv”) has been the Company’s primary customer for sodium azide.

Competition

     We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least three producers in India.

Energetic Systems

Acquisition

     In December 2002, we established Energetic Systems Inc., LLC (“ES”), a joint venture formed to acquire and manage a commercial explosives business. Our ownership interest in ES is held by our wholly-owned subsidiary, Energetic Additives Inc., LLC (“EA”). EA holds a 50% equity interest in ES. The remaining 50% equity interest is held by a private entity with extensive experience in the explosives industry.

     On December 11, 2002, we made a $10.7 million investment in ES so that it could complete the purchase of certain assets (including the assumption of certain liabilities) of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries of LSB industries, Inc. SEC/UTC is involved in the manufacture and distribution of commercial explosives, and is also a research, development and testing organization specializing in the development and testing of products and processes for commercial explosives and energetic compounds.

Customers and Markets

     ES manufactures and markets a niche line of packaged explosives to other explosives manufacturers and major distributors within North America, and directly to end users in Oklahoma, Kansas and Missouri. ES markets a unique line of commercial explosives incorporating “demilled” military energetic materials using proprietary technology. ES also conducts testing and classification of energetic materials and markets product/process technology, sensitizers and other related materials.

Competition

     Our packaged explosives products compete with similar products manufactured by major explosives companies. The market for packaged explosives is very competitive over the broad range and types of packaged explosives products available. ES believes that its relative small size, its flexible manufacturing capabilities, its commitment to customer service and its superior product performance provides a competitive advantage over other suppliers.

Facilities

     The corporate office for ES is in Oklahoma City, Oklahoma. The company operates four packaged explosives manufacturing plants from a single site at Columbus, Kansas, a research and development laboratory at Riverton, Kansas, an underwater testing laboratory at Hallowell, Kansas, and a blasting services and product distribution operation at Pryor, Oklahoma.

Halotron

     Halotron is a “clean agent based” fire extinguishing system composed of proprietary chemicals and hardware. Traditional fire extinguishing agents, such as those based on sodium bicarbonate (“regular dry chemical”) or mono-ammonium phosphate (“ABC dry chemical”), consist of finely divided solid powders. These traditional fire extinguishing agents leave a coating upon discharge that is costly and difficult to clean. In contrast to traditional fire extinguishing agents, Halotron is discharged as a rapidly evaporating liquid that leaves no residue. As a result, Halotron is much less likely to damage valuable assets (such as electronic equipment, machinery and various engines) than traditional extinguishing agents.

     Halotron was designed to replace halons, which are brominated CFC chemicals that have been widely used as fire extinguishing agents since the early 1970’s. The impetus for the invention and improvement of Halotron was the discovery during the 1980’s that halons are highly destructive to the atmospheric ozone layer, which acts as a shield against harmful solar ultraviolet radiation. In 1987 the Montreal Protocols stipulated restrictions on the production (which ended in developed countries at the end of 1993) and use of halons by 1994.

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

Customers and Market

     The end-user market for clean fire extinguishing agents is divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime. The industrial segment consists of manufacturing plants, clean rooms, and telecommunications facilities. The commercial segment consists of workplace environments such as office buildings, wholesale and retail sales facilities, art galleries, warehouses, and computer rooms. The military segment includes the armed services including the Navy and Air Force. The civil aviation segment includes airport flightlines, airport gates, on-board aircraft and aircraft manufacturing. The maritime segment includes commercial vessels, yachts, and pleasure boats.

     Our first and primary Halotron clean agent is Halotron I. In 1993, Halotron I was approved by the United States Environmental Protection Agency (“EPA”) as a substitute for Halon 1211. In June, 1995 the Federal Aviation Administration (“FAA”) approved Halotron I as an acceptable airport ramp firefighting agent alternative to Halon 1211 based on a rigorous test program conducted prior to that date. In 2002, approval was issued by the FAA for a Halotron I portable fire extinguisher that met all FAA requirements for use on civilian commercial transport aircraft. Through September 30, 2004, more than 50 domestic US airports have installed 460-500 lb Halotron I systems on their aircraft rescue and fire fighting (ARFF) vehicles.

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

     We have also developed a new clean fire extinguishing agent (Halotron II) designed for total flooding applications in certain niche clean agent markets. Halotron II has a zero Ozone Depletion Potential (“ODP”) and a relatively low Global Warming Potential (“GWP”). Sales of Halotron II to date have been limited.

     Although Halotron I has a good environmental profile, with an ozone depletion potential (“ODP”) that is near zero, potential users of clean agents may eventually require a product with an absolute zero ODP. Accordingly, the product life of Halotron I may be limited. The Company continues to explore, through research and development efforts, other clean agent candidates for possible commercialization. There can be no assurance that we will be able to identify and produce such new agents, if necessary, or that a competitor will not develop fire extinguishing agents with comparable or superior qualities to Halotron products.

Competition

     As of September 30, 2004, there are non-essential use restrictions on halons in the US. There are more stringent restrictions in other countries, notably EU wide. Despite this, recycled Halon 1211 is the primary competitor to Halotron I.

     Halon alternatives compete primarily on the basis of performance characteristics, environmental effects, and cost. Performance measurements include fire rating (UL or FAA), ease of training non-experts, throw range, collateral damage, equipment size and weight, performance at low and high temperatures, corrosion probability, and shelf life. The environmental and human health effects include ODP, GWP and toxicity. It is likely that competitors producing alternatives and substitutes will be larger than and have at least as much experience in the production of fire extinguishing chemicals and systems as us and will have greater financial resources.

     One primary competitor to Halotron I is FE36™ from Dupont Fluoroproducts. Another competing product is Novec 1230™ from 3M. FE36™ and Novec 1230™ are marketed as both streaming and total flooding clean agents. Great Lakes Chemical, historically a significant producer of halon, produces FM200™ which established a large market share in the halon 1301 replacement market over the last seven years.

Halotron Facility

     Within the Company’s primary manufacturing facility at Cedar City, Utah, the Company maintains a production facility for its Halotron products. The capacity of this facility is sufficient to meet future anticipated demands for both Halotron products.

Other Businesses

Environmental Protection Equipment

     We engineer and manufacture equipment for a wide range of environmental protection applications. These systems utilize an electrochemical process, which is an extension of one of our core competencies, to produce chemicals such as sodium hypochlorite on site at the point of use. The industries and specific applications in which our equipment is used include the following: (i) our ChlorMaster systems used by municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) our ChlorMaster systems used by power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) our OdorMaster scrubber used by composting plants for the deodorizing of malodorous compounds in contaminated air.

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

     We compete with companies that utilize other technologies and those that utilize technologies similar to ours. Most of these companies are substantially larger than we are. Our success depends principally upon our ability to be cost competitive and, at the same time, to provide a quality product.

Real Estate Assets

     At September 30, 2004, we owned approximately 14 acres of improved undeveloped land at the Gibson Business Park in Henderson, Nevada. Approximately 13 of the 14 acres are under option to be purchased by Western Realco, an industrial warehouse developer in Newport Beach, California. The transaction is expected to close early in the second quarter of FY 2005 for approximately $3 million. We expect the remaining acreage to be developed as a commercial site in the near future. We believe that this site has an approximate value of $1 million and would likely be developed as part of a joint venture.

     We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah. We are exploring development options for this property.

Intellectual Property

     The following are registered trademarks and service marks pursuant to applicable intellectual property laws and are the property of American Pacific Corporation or our subsidiaries: Halotron®, SEP™, OdorMaster®, and ChlorMaster®.

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

Insurance

     The Company’s policy is to obtain liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. The Company maintains public liability and property insurance coverage at amounts that management believes are sufficient to meet the Company’s anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

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

     In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of Southern California. Perchlorate chemicals (including AP) are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland, although they are not currently included in the list of hazardous substances compiled by the EPA. However, perchlorates have been added to the EPA’s Contaminant Candidate List and will likely be regulated. We manufactured perchlorate chemicals at a facility on the Henderson site until the facility was destroyed in May 1988, after which we relocated our perchlorate production to our current facilities in Iron County, Utah. For many years, Kerr-McGee operated a perchlorate production facility at a site near our former Henderson site.

     The Water Authority’s testing has shown perchlorate concentrations of 4 to 18 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitoring wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the Henderson property ranging from 0 to approximately 750,000 ppb at certain monitoring wells. We have completed a pilot remediation testing process to treat groundwater containing perchlorate using a biological in situ process at and near the Henderson site. The pilot remediation process has shown promising results, but there can be no assurance as to its efficacy.

     The EPA is conducting a risk assessment for the purpose of recommending a proposed reference dose for perchlorates. The EPA has recommended a preliminary reference dose that would equate to 1 ppb in drinking water. Certain states are also conducting risk assessments and some have set advisory levels as low as 1 ppb. It is our understanding that virtually all independent and qualified experts believe that EPA used flawed animal studies and overly conservative uncertainty factors while completely or mostly ignoring substantial human data that indicate the reference dose could safely and reasonably be orders of magnitude higher with no increased risk to a human population. Several different experts and organizations have opined that the number could safely be as high as 200 ppb while others have opined in the range between 70 and 200 ppb. It is impossible to determine the future outcome of this debate; however, the National Academy of Sciences (“NAS”) was requested to review the work done by EPA to date along with other science that was disregarded or developed after EPA had drawn their conclusions. The NAS report was released January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected at a level in drinking water at a level of approximately 24 ppb. The report will have to be assessed and evaluated by the EPA before any final reference dose is published.

     Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies (including the Nevada Department of Environmental Protection), and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods, and the establishment of a safe drinking water standard for perchlorates. Until one or more of these matters have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements. (See Note 9 to our Consolidated Financial Statements.) However, the lower the level at which the final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

     Our perchlorate operations have an evaporation pond which was the subject of a notice of consent decree received in 1995 from the Utah Division of Water Quality after sampling and testing that occurred in 1994. This decree requires that we remediate the evaporation pond which was determined to have lead in excess of 5 ppm. A site remediation plan was submitted to the Utah Division of Water Quality and approved. Remediation has been performed and the pond is below the regulatory 5 ppm limit. However, evaporation of pond water could concentrate the remaining lead in the pond above the 5 ppm limit. As a result, we have continued to remediate this pond to ensure that we remain in compliance even at lower water volumes. This remediation is expected to be completed in the summer of 2005.

     In December 2002, we made an investment in Energetic Systems Inc., LLC (“ES”), a joint venture formed to acquire and manage a commercial explosives business. On December 11, 2002, ES completed the purchase of certain assets and the assumption of certain liabilities of Slurry Explosives Corporation and Universal Tech Corporation (collectively “SEC/UTC”), subsidiaries within LSB Industries, Inc. (“LSB”). ES is party to two consent orders with the Kansas Department of Health and Environment (KDHE). The first consent order involves approximately 10 acres of land at the Hallowell, Kansas site, and the second involves a smaller parcel of land which is located in Riverton, Kansas. The latter is part of a larger issue the KDHE is addressing at the unrelated adjacent Jayhawk chemical complex. Contaminants at the Hallowell location are predominantly perchlorate and nitrates, while the Riverton site may contain perchlorates, some chlorinated compounds and other materials.

     Under the asset purchase agreement LSB is responsible for all environmental issues that arose prior to December 11, 2002. A number of environmental issues arose prior to purchase, and the seller is actively working with state regulators and consultants to remediate the problems. ES has committed to provide access to the sites so any remediation can take place, provided there is no interruption in its operations.

     The Company’s policy is to conduct its businesses with high regard for the safety of its personnel and for the preservation and protection of the environment. The Company devotes significant resources and management attention to complying with environmental and safety laws and regulations. In view of our production and handling of specialty chemicals, such operations are regulated and monitored by governmental agencies (i.e. OSHA, EPA and other regulatory agencies). Accordingly, the Company from time to time has been subject to compliance orders, including civil penalties, imposed by such regulatory agencies.

Safety Considerations

     Our largest operating facility is located in Iron County, Utah, where the perchlorate oxidizers, sodium azide, and Halotron products are produced. The largest of these is the perchlorate manufacturing facility, and the loss or shutdown of operations of this facility over an extended period of time would have a material adverse effect on us. Our operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of products and wastes, including explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks, such as required remediation of contamination. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and could result in suspension of operations and the imposition of civil or criminal penalties. We maintain property, business interruption and liability insurance at levels which we believe are in accordance with customary industry practice, but there can be no assurance that we will not incur losses beyond the limits or outside the coverage of our insurance.

     AP, in the particle sizes and chemical purities produced by us, is categorized for transportation purposes by the United States Department of Transportation (“DOT”) as a Class V oxidizer. Such classification indicates that the DOT considers AP to be non-explosive and non-flammable. Our perchlorate manufacturing plant was constructed in a manner intended to minimize, to the extent of known technologies and safety measures, the combination of AP with other materials in a manner that could result in explosions or combustion. However, no assurance can be given that our safety precautions will be effective in preventing explosions, fires and other such events from occurring. On July 30, 1997, an explosion and fire occurred at our perchlorate production facility in Iron County, Utah. Although damage to our property was confined to a relatively small area, the incident left one employee dead and three others injured, one seriously. As a result of this incident, the Utah Occupational Safety and Health Division of the Utah Labor Commission cited us for violation of certain applicable Utah safety regulations in connection with the handling of AP and assessed fines totaling $5,250. Although we have taken steps to improve safety measures and training in response to this incident, there can be no assurance that such measures will be effective in preventing other such events in the future.

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

     The ES joint venture produces commercial explosives for the mining, quarry, and construction industries, and has developed appropriate safety, environmental, and hazard assessment programs. All products manufactured by ES are approved under the DOT designations of 1.1, 1.5, or 5.1. Safety performance has significantly improved since the business was acquired, with no recordable injuries reported during the Company’s 2004 fiscal year.

Employees

     At September 30, 2004, we employed approximately 200 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain of our employees, no such certification has been granted and we do not have collective bargaining agreements with any of our employees. We consider our relationships with our employees to be satisfactory.

Acquisition of the In-Space Propulsion Business

     On October 1, 2004 we acquired the former Atlantic Research Corporation in-space propulsion business from Aerojet-General Corporation. This acquisition provides us with a leading supplier of commercial and military propulsion products and the world’s largest producer of bipropellant thrusters.

     The purchase price for this acquisition was approximately $3.5 million in cash plus the assumption of certain liabilities. The purchase agreement is based on the transfer of approximately $4.0 million of certain net working capital assets at the close of the transaction. The purchase agreement includes a post-closing adjustment, to the extent that a different amount of certain net working capital assets are transferred at the close of this transaction. The purchase price adjustment analysis for this transaction has not been completed.

     We renamed the acquired business as “Ampac-ISP”. We believe that Ampac-ISP will be able to develop new high value-added products by leveraging our strength in the development of energetic materials. This report does not reflect the financial impact of this transaction since it was completed after the close of our 2004 fiscal year. Our first quarter 2005 fiscal report will reflect the Ampac-ISP transaction and its financial performance in that period.

Customers and Market

     Ampac-ISP is a leading supplier of propulsion products to the commercial and government satellite market, and is the world’s largest producer of bipropellant thrusters. In-space propulsion thrusters are either monopropellant or bipropellant based products. Monopropellant thrusters utilize a single liquid fuel source (typically hydrazine), whereas bipropellant thrusters use a combination of a liquid fuel (typically monomethylhydrazine) and an oxidizer.

     Both defense and commercial satellite contracts make up the business mix, which are typically awarded based on product performance, pricing, and reliability. The selection of propulsion thruster is based on the satellite’s or spacecraft’s mission and encompasses a variety of factors. The factors generally include type of mission, mission length, type of orbit, mass, type of launch vehicle and price.

Competition

     The U.S. market for monopropellant and bipropellant thrusters is highly concentrated. Ampac-ISP and Gencorp are the principal suppliers of these thrusters to commercial, civil and defense customers in the United States. Foreign suppliers of in-space propulsion thrusters are not significant competitors in the U.S. in-space propulsion market due to burdensome and time consuming regulatory requirements for U.S. commercial, civil and defense customers to procure thrusters from foreign suppliers. In addition, many U.S. governmental agencies are restricted from purchasing thrusters from foreign suppliers due to national security concerns.

     A new supplier in the in-space propulsion market will have significant market barriers to overcome. A new entrant into this market would need to undertake the difficult, expensive and time-consuming process of developing a viable in-space propulsion thruster, acquiring the necessary production and testing assets, obtaining the appropriate environmental permits and developing the expertise needed to successfully design, manufacture, and market these products. In addition, a new supplier would also have the onerous “heritage” or “track record” requirements that customers demand.

Facilities

     Ampac-ISP has operations in Niagara Falls, New York and Westcott, England. With tungsten inert gas and electron beam welding capabilities, final thruster assembly, clean rooms assembly, water flushing, vibration, shock and hot fire test at simulated sea level and simulated altitude, the combined facilities can serve all in-space propulsion, maneuvering, and de-orbiting needs.

     Ampac-ISP’s Niagara Falls, New York facility is leased and consists of thirteen buildings with a total of 96,000 square feet of floor space, distributed across a parcel of approximately 13 acres of land. This facility can provide complete liquid propulsion assembly and complete testing capabilities.

     Ampac-ISP’s Westcott facility is located midway between Aylesbury and Bicester in England. The facility is leased and consists of 65 acres of land with 34 buildings occupying 61,463 square feet of floor space. The site is used to manufacture and test liquid propulsion engines and associated subsystems and components.

Available Information

     The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on the Company’s Internet website at http://www.apfc.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

Item 2. Properties

     The following table sets forth certain information regarding our properties at September 30, 2004.

		Approximate Area or		Approximate Annual
Location	Principal Use	Floor Space	Status	Rent
Iron County, Utah	Perchlorate Manufacturing Facility(a)	217 Acres	Owned	N/A

		Approximate Area or		Approximate Annual
Location	Principal Use	Floor Space	Status	Rent
Iron County, Utah	Sodium Azide Manufacturing Facility(b)	41 Acres	Owned	N/A
Iron County, Utah	Halotron Manufacturing Facility(c)	6720 sq. ft.	Owned	N/A
Las Vegas, NV	Executive Offices(d) Packaged Explosives Manufacturing Facility	22,262 sq. ft.	Leased	$600,000
Cherokee County, KS	and Offices(e) Offices, Storage and Maintenance	257 acres	Owned/Leased	Nominal
Mayes County, OK	Facility(f)	1.5 acres	Lease to own	Nominal
Cherokee County, KS	Underwater Testing Facility(g)	640 acres	Lease to own	Nominal
Cherokee County, KS	Laboratory and Offices(h)	4 acres	Lease to own	Nominal

(a)	This facility is used for the production of perchlorate products and environmental protection equipment. It consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Perchlorate capacity utilization rates for this production facility were approximately 39%, 62% and 66% during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(b)	This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 12%, 14% and 30% during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(c)	Capacity utilization rates for the Halotron production facility were approximately 5%, 6% and 8% during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(d)	These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991, and was extended for an additional five years in March 2001. Approximately 25% of this space is currently sublet at an annual rent of approximately $130,000. (See Note 4 to our Consolidated Financial Statements.)

(e)	This facility is used for the production of packaged water gel explosives and binary products. It consists of three manufacturing facilities of approximately of 48,000 sq. ft. of enclosed space, administration facilities of 5,200 sq. ft. and several raw material and finished goods storage buildings and trailers.

(f)	This approximately 3,200 sq. ft. facility is used for the administration of explosive retail, drill and blasting operations and the maintenance of drilling and blasting equipment and vehicles.

(g)	This facility is used for underwater testing of explosives. It has an office and lab building of approximately 2,400 sq. ft.

(h)	This facility houses the technical group for the ESI business and research and development laboratories; it consists of an 8,000 sq. ft building plus maintenance and storage space.

     We consider our facilities to be adequate for our present needs and suitable for their current use. See Item 1. Business – ”Other Businesses” for a description of our development properties in Iron County, Utah and Clark County, Nevada.

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

     In January 2002, the Company received a claim for approximately $1.7 million from Frontier Insurance Company (“Frontier”), alleging liability arising under indemnity agreements. The Company rejected the claim and filed a complaint with the District Court, Clark County, Nevada on February 28, 2002, seeking a declaratory judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier. Frontier has been declared insolvent and was ordered into rehabilitation status by the Supreme Court of New York on October 15, 2001, which Order also stayed all lawsuits involving Frontier. On March 31, 2004, the Nevada District Court dismissed our declaratory judgment suit without prejudice because the case had been pending for more than two years. Recent information indicates that Frontier’s rehabilitation status has not changed.

     On June 4, 2004, Alan Andrew Curtis and Linda Ann Curtis, residents of Bullhead City, Arizona, filed an action in the United States District Court for the District of Arizona entitled Alan Andrew Curtis, an individual (“Husband”); Linda Ann Curtis, an individual (“Wife”), Plaintiffs, vs. City of Bullhead City, Arizona a municipality; The County of Mohave, Arizona; The State of Arizona; Arizona Department of Environmental Quality; Arizona-American Water Company; The State of Nevada; Clark County Nevada; The Southern Nevada Water Authority; Kerr-McGee Corporation LLC; American Pacific Corporation; State Title Corporation of Arizona; Mister and Miss Edward Koontz; The United States Department of the Interior; The United States Environmental Protection Agency Region IX; and Does 1 through 100, Inclusive, Defendants, alleging that various combinations of defendants are liable under federal and state law for damages and injuries suffered by the Curtis’ and the environment as a result of perchlorate and other contaminants found in the Colorado River, and requesting compensation and injunctive relief. We waived service of the summons and complaint on August 12, 2004, and filed a motion to dismiss based on perceived jurisdictional, procedural, and substantive defects in the Curtis’ complaint on September 20, 2004. Several other defendants also filed motions to dismiss. Thereafter, there have been numerous motions to strike documents filed by the Curtis’. The court has not yet ruled on any motion to dismiss, and we are therefore not in a position to know with any degree of certainty how the Court views the merits of the Curtis’ claims. We expect decisions from the court on our and other defendants’ motions to dismiss in the near term. In the event one or more of the Curtis’ claims survive the initial motions, our plan is to conduct thorough discovery of all remaining claims.

     The Company is pursuing a legal claim against Bejaro Brandskysföretaget AB (“Bejaro”), a company headquartered in Sweden. This claim involves historical infringement of the Company’s Halotron trademark rights in Sweden. The Company has received an interim judgment in its favor concerning the ownership of these rights. The case is currently under appeal by Bejaro and the ultimate resolution of the case, including any damages, could take several years or more.

     The information set forth in Note 9 to our Consolidated Financial Statements regarding litigation and contingencies is incorporated herein by reference. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     There are also various other lawsuits and claims, other than those mentioned above, pending against the Company and certain of its consolidated subsidiaries. Although it is not possible to predict or determine the outcome of legal actions brought against the Company or the ultimate cost of these actions, the Company believes the costs associated with all such actions in the aggregate will not have a material adverse effect on its consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our Common Stock trades on The Nasdaq Stock Market® under the symbol “APFC.” The table below sets forth the high and low sales prices of the Common Stock for the periods indicated.

	High	Low
Fiscal Year 2004
1st Quarter	$9.91	$8.45
2nd Quarter	10.75	7.70
3rd Quarter	8.02	7.16
4th Quarter	7.91	7.18

	High	Low
Fiscal Year 2003
1st Quarter	$10.05	$5.59
2nd Quarter	10.25	6.77
3rd Quarter	8.65	6.66
4th Quarter	8.74	7.11

     At December 31, 2004, there were approximately 1,021 shareholders of record of our Common Stock. In January 2003, we adopted our Dividend and Stock Repurchase Program. (See Note 12 to our Consolidated Financial Statements for a description of this program). Under the provisions of this Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share, payable on January 9, 2004, to shareholders of record on December 29, 2003. The program specifies a formula based on a percentage of available cash flow and the dollar amount of our repurchases of Common Stock for the fiscal year as a basis for determining any dividend and is also subject to the Board’s determination that a dividend is appropriate in light of our overall financial condition, prospects and anticipated cash needs. By reason of the application of the program formula, no dividend will be paid based on the Company’s performance in fiscal 2004.

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,

	2004 (1)	2003	2002	2001	2000
	(in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales and operating revenues	$59,489	$68,866	$73,588	$63,089	$67,369
Cost of sales	40,246	37,349	43,529	38,186	44,279
Gross profit	19,243	31,517	30,059	24,903	23,090
Operating expenses	21,493	14,480	13,776	10,050	10,236
Impairment charge					9,084
Operating (loss) income	(2,250)	17,037	16,283	14,853	3,770
Net interest and other expense (income)	(120)	1,544	3,235	2,590	3,581
Loss on Debt Extinguishments		1,522	149		1,594
Income (loss) before cumulative effect	(2,130)	13,971	12,899	12,263	(1,405)
Income taxes	(2,502)	4,611	4,257	4,537	(15,136)
Cumulative effect	769
Net (loss) income	(397)	9,360	8,642	7,726	13,731
Basic net income per share	(0.05)	1.29	1.21	1.10	1.88
Diluted net income per share	$(0.05)	$1.27	$1.18	$1.10	$1.86
BALANCE SHEET DATA:
Cash and cash equivalents	$23,777	$27,140	$65,826	$51,471	$30,128
Inventories and receivables	30,058	22,885	21,156	19,736	20,813
Property, plant and equipment – net	16,573	9,223	7,918	7,503	7,460
Intangible assets – net	13,679	17,579	21,297	25,411	29,805
Deferred income taxes	11,905	10,307	10,128	11,103	15,406
Total assets	100,628	101,685	131,971	123,042	117,590
Working capital	44,691	42,599	81,783	67,426	43,362
Long-term debt			40,600	44,175	44,175
Shareholders’ equity	$84,800	$84,834	$76,241	$66,955	$59,609

(1)	As discussed in Note 1 to our Consolidated Financial Statements, the consolidation of the ES joint venture as of March 31, 2004 significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are principally engaged in the production of Grade I AP for the aerospace and national defense industries. In addition, we produce and sell sodium azide, the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. The perchlorate, sodium azide and Halotron facilities are located on our property in Southern Utah. We also hold a 50% ownership stake in Energetic Systems, an entity we consolidate under FIN 46(R) that manufactures and distributes commercial explosives. These businesses collectively represent our specialty chemicals operating segment. Our other businesses segment includes our real estate operation which is winding down, and the production of environmental protection equipment, including waste water and seawater treatment systems.

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

     Application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Sales and Revenue Recognition

     Sales of the specialty chemicals and environmental protection products are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their election, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title is transferred to the customers. Sales of the environmental protection equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing.

Depreciable Lives of Plant and Equipment

     Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time the asset is expected to be productively employed by the company, which may be less than its physical life. Management’s assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, changes in market demand and raw material availability.

     The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technological advances, changes in the estimated future demand for products, or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In these cases, the Company would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.

Impairment of Long-Lived Assets — Plant and Equipment

     Plant and equipment held for use is grouped for impairment testing at the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group’s carrying amount exceeds its fair value. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

     The estimate of plant and equipment fair value is based on estimated discounted future cash flows expected to be generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce, inflation, etc. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

Impairment of Long-Lived Assets – Goodwill and Intangible Assets

     The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity. The Company currently has no goodwill in its financial statements. Disclosures related to intangible assets are included in Note 1 – Intangible Assets to the consolidated financial statements.

     The Company performs an impairment test annually in the fourth quarter of the fiscal year. In addition, additional tests will be conducted if changes in circumstances indicate a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value. The results of the impairment tests have indicated fair value amounts exceeded carrying amounts.

     The Company primarily uses the present value of future cash flows to determine fair value. The company’s valuation model assumes a five-year growth period for the business and an estimated exit trading multiple. Management judgment is required in the estimation of future operating results and to determine the appropriate exit multiple. The exit multiple is determined from comparable industry transactions. Future operating results and exit multiples could reasonably differ from the estimates.

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

     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.

     Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when there are not sufficient sources of future taxable income to realize the benefit of the operating loss or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the current period tax expense.

Pension Benefits

     The Company sponsors defined benefit pension plans in various forms for employees who meet eligibility requirements. Several assumptions and statistical variables are used in actuarial models to calculate the pension expense and liability related to the various plans. Assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases are determined by the Company. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations. For more information regarding the Company’s pension benefits, see Note 8 – Employee Benefit Plans to the consolidated financial statements.

     Recently Issued Accounting Standards. In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We have determined that SFAS No. 150 will not have a material impact on our financial position or results of operations.

     In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R”)), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

     We historically treated our 50% equity interest in the ES joint venture as an unconsolidated operation whose financial performance was disclosed, but not consolidated in our financial results. However under FIN 46(R), we are required to consolidate the ES joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

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

     In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006 and could have a material effect on our financial statements upon adoption.

     In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. The Statement is effective for us beginning in our fourth quarter of fiscal 2005.

Results of Operations

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

     Sales of our perchlorate chemical products accounted for approximately 73%, 79% and 73% of revenues during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. In general, demand for Grade I AP is driven by a relatively small number of DOD and NASA contractors. As a result, any one individual Grade I AP customer usually accounts for a significant portion of our revenues. For example, Alliant accounted for approximately 44%, 66% and 51% of our revenues during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

     In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of Grade I AP through the year 2008. The agreement contains no volume commitments, however, the agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers. Under the agreement, Grade I AP unit prices in the matrix at all quantity levels escalated each year through fiscal 2003 and, in fiscal 2004, were adjusted downward by approximately 20%. Such downward adjustment had the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by 20% in fiscal 2004. After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008.

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

     Since the Acquisition, our annual sales volumes of Grade I AP have been approximately 20.2 million, 16.4 million, 12.6 million, 16.4 million and 15.5 million pounds during the 1999, 2000, 2001, 2002 and 2003 fiscal years (ended September 30) respectively. Prior to the Space Shuttle Columbia disaster on February 1, 2003, and based principally upon information we had received from our major customers, we previously estimated that annual demand for Grade I AP would range between 16.0 million and 20.0 million pounds over the next several years.

     The suspension of Space Shuttle missions since the Columbia disaster reduced the sales volume of our Grade I AP products in fiscal 2004 to 11.2 million pounds. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP increased throughout the year. The Space Shuttle is currently expected to resume flights beginning in the spring of 2005 with four to five flights per year thereafter although there is no assurance in this regard. Based principally upon market information we received from our customers, we currently estimate that our annual sales volumes of Grade I AP will range between 10.0 and 13.0 million pounds over the next three years. In addition, the new space exploration initiative for NASA announced by President Bush in January 2004 could have a significant impact on the demand for Grade I AP, however, the ultimate impact from this initiative remains uncertain at this time.

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

     Sodium azide sales accounted for approximately 5%, 6% and 12% of sales during fiscal years ended September 30, 2004, 2003 and 2002, respectively. Autoliv, our principal sodium azide customer, accounted for approximately 2%, 3% and 8% of our revenues during fiscal 2004, 2003 and 2002, respectively.

     Worldwide demand for sodium azide has declined considerably over the last several years. Currently, worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over some period of time.

     As discussed in Note 1 to the Consolidated Financial Statements we began consolidating the financial performance of our packaged explosive joint venture as of March 31, 2004. As a result, our reported financial performance for fiscal 2004 includes only six months of our Energetic Systems operation. Prior to fiscal 2004, the financial performance of ES was not included in our Consolidated Financial Statements. As a consequence, the consolidation of our ES joint venture significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports. Our fiscal 2005 annual report will include twelve months of financial performance of our ES operation.

     Sales of Halotron amounted to approximately 5%, 4% and 5% of revenues during the fiscal years 2004, 2003 and 2002, respectively. Halotron is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

     Environmental protection equipment sales accounted for approximately 3%, 4% and 1% of revenues during the fiscal years 2004, 2003 and 2002, respectively. We currently do not expect significant change in the business performance in 2005, although there can be no assurance in that regard.

     There were no real estate sales in fiscal 2004. Real estate sales amounted to approximately 7% and 9% of revenues during the fiscal years 2003 and 2002, respectively. Our real estate operations are in a wind-down phase and real estate sales are currently estimated to be completed by the end of fiscal 2005.

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

     Prices paid by us for raw materials have historically been relatively stable, although we have experienced cost increases on certain raw materials. All the raw materials used in our manufacturing processes have been available in commercial quantities. Although we recently had some difficulty in obtaining graphite, significant progress has been made in establishing an assured source of supply. We continue to explore other technologies that would reduce our dependence on graphite. A substantial portion of the total cash costs of operating our specialty chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.

     Although our net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 9 to our Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (ii) the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron, packaged explosives and environmental protection equipment sales in the future is uncertain; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; and (v) the ability to pass on increases in raw material costs to our customers. (See “Liquidity and Capital Resources” and “Forward Looking Statements/Risk Factors” below.)

     Sales and Operating Revenues. Sales decreased $9.4 million, or 14%, to $59.5 million in fiscal 2004, from $68.9 million in fiscal 2003. This decrease was principally attributable to a decrease in specialty chemicals segment sales of $3.8 million and a $5.6 million decrease in other businesses segment sales.

     The decrease in specialty chemicals sales resulted principally from a 20% sales volume decrease in perchlorate chemicals and a 13% decrease in sales volume of sodium azide in fiscal 2004 as compared to fiscal 2003.

     The decrease in other businesses segment sales resulted principally from a $4.4 million decline in real estate sales and a decline of $1.2 million in environmental equipment sales in fiscal 2004 as compared to fiscal 2003. Real estate sales were expected to decline substantially in 2004 since we have successfully sold almost all of the real estate assets in Nevada that we intended to monetize. Environmental protection equipment sales decreased due to fewer jobs generating lower amounts of revenue during fiscal 2004 as compared to fiscal 2003.

     Cost of Sales. Cost of sales increased $2.9 million, or 8%, to $40.2 million in fiscal 2004, from $37.3 million in fiscal 2003. As a percentage of sales, cost of sales was 68% in fiscal 2004, compared to 54% in fiscal 2003. The increases were primarily due to fixed costs that are allocated over a smaller base of perchlorates and other specialty chemical sales volumes for the year. In addition, higher costs were incurred due to the inclusion of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004. This increase in costs was partially offset by lower sales volumes in our other businesses segment.

     Operating Expenses. Operating (selling, general and administrative) expenses increased $7 million, or 48%, in fiscal 2004 to $21.5 million, from $14.5 million in fiscal 2003. The increase in operating expenses was due primarily to: (i) separation costs that occurred during the second quarter of fiscal 2004 (See Note 1 and 13 to our Consolidated Financial Statements), (ii) the addition of the ES packaged explosive joint venture during the third quarter of fiscal 2004, (iii) an increase in environmental remediation expenditures, and (iv) corporate development costs.

     Provision (Benefit) for Income Taxes. The effective income tax rate in fiscal 2004 is 116.5% which compares with 33.0% in fiscal 2003. In fiscal 2004, based on the analysis of deferred income taxes, the Company revised its estimate for deferred tax liability by $2.1 million. The increase in the effective tax rate in fiscal 2004 is largely the result of the change in estimate.

     Segment Operating Income (Loss). Operating income (loss) of our operating segments during the fiscal years ended September 30, 2004 and 2003 was as follows:

	2004	2003

Specialty chemicals	$(1,119)	$14,020
Other businesses	(1,131)	3,017

Total	$(2,250)	$17,037

The decrease in operating income in our specialty chemicals industry segment was primarily attributable to lower sales volume of our perchlorate chemicals. The decrease in operating income of our other businesses segment was principally due to decreased land sales.

     Net Interest and Other Expense (Income). Net interest and other expense (income) decreased to $(0.1) million in fiscal 2004 from $1.5 million in fiscal 2003. The decrease was principally due to the redemption of the Notes. (See Note 5 to our Consolidated Financial Statements.)

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

     Sales and Operating Revenues. Sales decreased $4.7 million, or 7%, to $68.9 million in fiscal 2003, from $73.6 million in fiscal 2002. This decrease was principally attributable to a decrease in specialty chemicals segment sales of $4.6 million and a decrease in other businesses segment sales of $0.2 million.

     The decrease in specialty chemicals sales resulted principally from a 6% sales volume decrease in perchlorate chemicals and a 54% decrease in sales volume of sodium azide in fiscal 2004 as compared to fiscal 2003.

     The decrease in other businesses segment sales resulted principally from a $2.2 million decline in real estate sales which was offset by a $2.1 million increase in environmental equipment sales in fiscal 2003 as compared to fiscal 2002. Real estate sales were expected to decline substantially in 2003 since we have successfully sold most of the real estate assets in Nevada that we intended to monetize. Environmental protection equipment sales increased due to increase in the number of jobs generating higher revenue in fiscal 2003 as compared to fiscal 2002.

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

     Operating Expenses. Operating (selling, general and administrative) expenses increased $0.7 million, or 5%, in fiscal 2003 to $14.5 million, from $13.8 million in fiscal 2002. The increase was primarily due to increased insurance costs and costs associated with the trace amounts of perchlorate chemicals found in Lake Mead. (See Note 9 to our Consolidated Financial Statements). These increases were partially offset by decreased spending on corporate development activities.

     Provision (Benefit) for Income Taxes. The effective income tax rate in fiscal 2003 is 33.0% which is unchanged from fiscal 2002.

     Segment Operating Income. Operating income of our operating segments during the fiscal years ended September 30, 2003 and 2002 was as follows:

	2003	2002

Specialty chemicals	$14,020,000	$13,551,000
Other businesses	3,017,000	2,732,000

Total	$17,037,000	$16,283,000

     The increase in operating income in our specialty chemicals industry segment was primarily attributable to a decrease in depreciation expense associated with our specialty chemicals segment, offset partially by decreased Halotron and sodium azide shipments. The increase in the operating performance of our environmental protection equipment business was primarily due to increased sales. The decrease in operating income of our real estate segment was principally due to decreased land sales resulting from the wind-down of our real estate operation.

     Net Interest and Other Expense. Net interest and other expense decreased to $1.5 million in fiscal 2003 from $3.2 million in fiscal 2002. The decrease was principally due to the redemption of the Notes. This decrease was partially offset by our equity in the loss from our investment in ES.

Inflation

     General inflation did not have a significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2004. General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP and sodium azide customers require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $1.4 million, $17.7 million and $17.1 million during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

     Capital expenditures were $1.1 million, $3.1 million and $2.1 million during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects and enterprise software.

     In December 2002 we made an investment of approximately $10.7 million in ES. The form of our investment in ES represents a combination of term and revolving debt and preferred stock and common equity.

     As discussed in Note 5 to our Consolidated Financial Statements, we redeemed the Notes on March 1, 2003. The total cost of the redemption, including interest on the Notes, was approximately $43.4 million. We recognized a loss on the redemption of the Notes of approximately $1.5 million.

     During the three-year period ended September 30, 2004, we received cash of approximately $1.4 million from our Ventana Canyon residential joint venture. The venture has wound down its operations and we do not expect to receive any cash returns from this venture in the future.

     We spent $2.8 million, $1.7 million and $0.3 million during the fiscal years ended September 30, 2004, 2003 and 2002, respectively, on the repurchase of our Common Stock. As discussed in Note 12 to our Consolidated Financial Statements, our Dividend and Stock Repurchase Program became effective in fiscal 2003. On December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share based upon application of the program formula for fiscal 2003, payable on January 9, 2004, to shareholders of record on December 29, 2003. By reason of the application of the program formula, no dividend will be paid for fiscal 2004.

2005 Outlook

     Capital expenditures for operations in 2005 are currently expected to be between $2.0 million and $3.0 million. This levels of spending is $0.9 million to $1.9 million more than in fiscal 2004. This increase in capital expenditures is driven primarily due to addition of ES business (for a full a year) and the Ampac-ISP business in our consolidated financial statements.

     In addition, the Company intends to continue to evaluate acquisition opportunities and investments in affiliated entities. Financing for these potential investment activities is likely to be obtained either through our existing cash balances and/or debt issuances.

     We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of sales of perchlorates, sodium azide, Halotron and explosives, may have an effect on the use and availability of cash.

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

Contractual Obligations and Commitments. The following tables summarize our fiscal year contractual obligations and commitments as of September 30, 2004.

	Payments Due by Period
					2008 and
	Total	2005	2006	2007	Thereafter
Contractual Obligations
Operating leases	$875,000	$600,000	$275,000	—	—
Pension obligations	6,731,000	1,600,000	1,600,000	$1,600,000	$1,931,000
Salary commitments	1,656,000	414,000	414,000	414,000	414,000

Total contractual obligations	$9,262,000	$2,614,000	$2,289,000	$2,014,000	$2,345,000

	Amount of Commitment Expiration by Period
	Total Amounts				2008 and
	Committed	2005	2006	2007	Thereafter
Other Commitments
Letters of credit	$1,936,000	$1,704,000	$42,000	$80,000	$110,000

Total other commitments	$1,936,000	$1,704,000	$42,000	$80,000	$110,000

Forward-Looking Statements/Risk Factors

     Certain matters discussed in this Report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below.

     The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected from time to time:

1.	(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program (including President Bush’s current plan to ultimately terminate shuttle operations), that would cause further decreases in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for Grade I AP and other perchlorates, sodium azide, Halotron, explosives or thrusters (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron and our environmental products have limited applications and highly concentrated customer bases.

2.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 9 to our Consolidated Financial Statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

3.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively (including recently acquired ES and Ampac-ISP).

4.	Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing and explosives businesses.

5.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

6.	The near depletion of our Clark County, Nevada commercial real estate, with only 14 acres remaining for sale.

7.	The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

8.	The dependence upon a single facility for the production of most of our products.

9.	Provisions of our Certificate of Incorporation and By-laws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirors to obtain a control position in us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss arising from adverse changes in market rates and prices, commodity prices and foreign currency exchange rates. We had certain long-term fixed-rate debt that was redeemed on March 1, 2003. At September 30, 2004, we did not have any derivative-based financial instruments. However, the amount of outstanding debt may fluctuate and we may at some time be subject to financing risk.

Item 8. Financial Statements and Supplementary Data

     Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2004
	1st	2nd	3rd	4th	Total

Sales and Operating Revenues	$4,794	$18,787	$15,829	$20,079	$59,489
Gross Profit	470	7,389	4,835	6,549	19,243
Net Income	(2,204)	197	(524)	2,134	(397)
Basic and Diluted Net Income Per Share	$(0.30)	$0.03	$(0.07)	$0.29	$(0.05)

	Quarters For Fiscal Year 2003
	1st	2nd	3rd	4th	Total

Sales and Operating Revenues	$15,063	$19,550	$13,809	$20,444	$68,866
Gross Profit	6,379	9,372	5,502	10,264	31,517
Net Income	1,191	2,682	1,600	3,887	9,360
Basic and Diluted Net Income Per Share	$.16	$.36	$.22	$.53	$1.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The required information regarding directors and executive officers is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2005. We have adopted a policy that applies to all of our directors and employees entitled “Standards of Business Conduct” that is filed as an exhibit to this annual report. This policy is also posted to our website at www.apfc.com.

     In March 2004 David N. Keys and Victor M. Rosenzweig resigned from the Company’s Board of Directors to pursue personal interests. The Board has elected to reduce its overall size from 10 to 8 members by not filling these board seats with new candidates.

Item 11. Executive Compensation

     The required information regarding executive compensation is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2005.

Item 13. Certain Relationships and Related Transactions

     The required information regarding certain relationships and related transactions is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2005.

Item 14. Principal Accountant Fees and Services

     The required information regarding principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

See Part II, Item 8 for an index to the Registrant’s financial statements and supplementary data.

(2)	Financial Statement Schedules

None applicable.

(3)	Exhibits

The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant’s Registration Statement on Form S-14 (File No. 2-70830), (the “S-14”).

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3B to the S-14.

3.3	Amendments to Registrant’s By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated November 9, 1999.

3.4	Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (File No. 33-52196) (the “S-3”).

3.5	Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the S-3.

3.6	Form of Indemnification Agreement between the Registrant and all Directors of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

4.1	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-53449) (the “1998 S-8”).

4.2	Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.

4.3	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-104732) (the “2003 S-8”).

4.4	Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.3 to the 2003 S-8.

4.5	American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Plan”), incorporated by reference to Exhibit 4.2 to the 2003 S-8.

4.6	Form of Option Agreement under the 2002 Plan, incorporated by reference to Exhibit 4.4 to the 2003 S-8.

4.7	Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated August 6, 1999 (the “Form 8-A”).

4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.

10.1	Employment agreement dated January 1, 2002, between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”).

10.2	Employment agreement dated January 1, 2002, between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.2 to the Registrant’s 2002 10-K.

10.3	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the 1999 10-K.

10.4	Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.

10.5	Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.

10.6	Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-2 (File No. 33-36664) (the “1990 S-2”).

10.7	Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

10.8	Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

10.9	Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “1998 March 10-Q”).

10.10	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant, incorporated by reference to Exhibit 10.14 to the 2000 10-K.

10.11	Partnershipping Agreement between Alliant Techsystems Incorporated (“Alliant”) and Western Electrochemical Company and letter dated November 24, 1997, from the Registrant to Alliant and revised Exhibit B with respect thereto, incorporated by reference to Exhibit 10.2 to the 1998 March 10-Q.

10.12	Articles of Organization of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”).

10.13	Operating Agreement of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.13 to the 2003 10-K.

*14	Standards of Business Conduct, incorporated by reference to Exhibit 14 to the 2003 10-K.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney, included on Page 32.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	See (a)(3) above.

(c)	None applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 11, 2005	AMERICAN PACIFIC CORPORATION (Registrant)
	By:	/s/ JOHN R. GIBSON
John R. Gibson
President & Chief Executive Officer

	By:	/s/ SETH L. VAN VOORHEES
Seth L. Van Voorhees
Vice President, Chief Financial Officer, Secretary and Treasurer, Principal Financial and Accounting Officer

POWER OF ATTORNEY

     American Pacific Corporation and each of the undersigned do hereby appoint John R. Gibson and Seth L. Van Voorhees and each of them severally, its or his true and lawful attorneys, with full power of substitution and resubstitution, to execute on behalf of American Pacific Corporation and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the others.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN R. GIBSON	Date: January 11, 2005

John R. Gibson, Chief Executive Officer,
President, and Director

/s/ SETH L. VAN VOORHEES	Date: January 11, 2005

Seth L. Van Voorhees, Vice President,
Chief Financial Officer, Secretary and
Treasurer; Principal Financial and
Accounting Officer

/s/ FRED D. GIBSON, JR.	Date: January 11, 2005

Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: January 11, 2005

Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: January 11, 2005

Berlyn D. Miller, Director

/s/ NORVAL F. POHL	Date: January 11, 2005

Norval F. Pohl, Ph.D., Director

/s/ C. KEITH ROOKER	Date: January 11, 2005

C. Keith Rooker, Director

/s/ DEAN M. WILLARD	Date: January 11, 2005

Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: January 11, 2005

Jane L. Williams, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and Subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
January 12, 2005

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,777,000	$27,140,000
Accounts and notes receivable	15,963,000	8,951,000
Related party notes and accrued interest receivable	268,000	321,000
Inventories	13,827,000	13,613,000
Prepaid expenses and other assets	666,000	446,000
Deferred income taxes	320,000	79,000

Total Current Assets	54,821,000	50,550,000
PROPERTY, PLANT AND EQUIPMENT, NET	16,573,000	9,223,000
INTANGIBLE ASSETS, NET	13,679,000	17,579,000
JOINT VENTURE EQUITY	227,000	10,393,000
DEFERRED INCOME TAXES	11,585,000	10,228,000
OTHER ASSETS, NET	3,743,000	3,712,000

TOTAL ASSETS	$100,628,000	$101,685,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,481,000	$1,098,000
Accrued liabilities	5,649,000	6,853,000
OTHER LONG-TERM LIABILITIES	5,698,000	5,331,000

TOTAL LIABILITIES	15,828,000	13,282,000

COMMITMENTS AND CONTINGENCIES
WARRANTS TO PURCHASE COMMON STOCK		3,569,000
SHAREHOLDERS’ EQUITY:
Common stock – $.10 par value, 20,000,000 shares authorized, issued – 9,326,787 shares in 2004 and 8,995,041 shares in 2003	932,000	898,000
Capital in excess of par value	86,148,000	83,554,000
Retained earnings	15,897,000	16,180,000
Treasury stock (2,034,870 shares in 2004 and 1,752,212 shares in 2003)	(16,982,000)	(14,230,000)
Accumulated other comprehensive loss	(1,195,000)	(1,568,000)

Total Shareholders’ Equity	84,800,000	84,834,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,628,000	$101,685,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	2004	2003	2002

SALES AND OPERATING REVENUES	$59,489,000	$68,866,000	$73,588,000
COST OF SALES	40,246,000	37,349,000	43,529,000

GROSS PROFIT	19,243,000	31,517,000	30,059,000
OPERATING EXPENSES	21,493,000	14,480,000	13,776,000

OPERATING (LOSS) INCOME	(2,250,000)	17,037,000	16,283,000
NET INTEREST AND OTHER EXPENSE (INCOME)	(120,000)	1,544,000	3,235,000
LOSS ON DEBT EXTINGUISHMENTS		1,522,000	149,000

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	(2,130,000)	13,971,000	12,899,000
PROVISION (BENEFIT) FOR INCOME TAXES	(2,502,000)	4,611,000	4,257,000

INCOME BEFORE CUMULATIVE EFFECT	372,000	9,360,000	8,642,000
CUMULATIVE EFFECT ACCOUNTING ADJUSTMENT	769,000

NET (LOSS) INCOME	$(397,000)	$9,360,000	$8,642,000

BASIC NET (LOSS) INCOME PER SHARE	$(0.05)	$1.29	$1.21

BASIC LOSS (INCOME) BEFORE CUMULATIVE EFFECT	$0.05	$1.29	$1.21

AVERAGE SHARES OUTSTANDING	7,281,000	7,253,000	7,145,000

DILUTED NET (LOSS) INCOME PER SHARE	$(0.05)	$1.27	$1.18

DILUTED (LOSS) INCOME BEFORE CUMULATIVE EFFECT PER SHARE	$0.05	$1.27	$1.18

DILUTED SHARES	7,328,000	7,353,000	7,335,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

						Note	Accumulated
	Net Outstanding	Par Value	Capital in			Receivable	Other
	Number of	of Shares	excess of	Retained	Treasury	from the	Comprehensive
	Common Shares	Issued	Par Value	Earnings	Stock	Sale of Stock	Loss

BALANCES, October 1, 2001	6,997,204	$852,000	$80,106,000	$(1,822,000)	$(12,170,000)	$(11,000)
Net income				8,642,000			$8,642,000
Other comprehensive loss							(1,226,000)

Subtotal – comprehensive income							7,416,000
Issuance of common stock	308,750	29,000	1,874,000
Stock option tax effects			269,000
Treasury stock acquired	(51,500)				(313,000)
Note payments						11,000

BALANCES, SEPTEMBER 30, 2002	7,254,454	881,000	82,249,000	6,820,000	(12,483,000)		(1,226,000)
Net income				9,360,000			9,360,000
Other comprehensive loss							(342,000)

Subtotal – comprehensive income							9,018,000
Issuance of common stock	170,500	17,000	1,135,000
Stock option tax effects			170,000
Treasury stock acquired	(182,125)				(1,747,000)

BALANCES, SEPTEMBER 30, 2003	7,242,829	898,000	83,554,000	16,180,000	(14,230,000)		(1,568,000)
Net loss				(397,000)			(397,000)
Other comprehensive income							373,000

Subtotal – comprehensive loss							(24,000)
Issuance of common stock	49,088	34,000	2,257,000
Equity investment in common stock
Reclassification of Warrants				3,569,000
Dividends				(3,080,000)
Equity Investment Consolidation				(375,000)
Stock option tax effects			337,000
Treasury stock acquired					(2,752,000)

BALANCES, SEPTEMBER 30, 2004	7,291,917	$932,000	$86,148,000	$15,897,000	$(16,982,000)		$(1,195,000)

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(397,000)	$9,360,000	$8,642,000

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,737,000	5,794,000	6,384,000
Cumulative effect	769,000
Basis in development property sold		632,000	2,517,000
Equity in loss of joint venture	450,000	760,000
Loss on debt extinguishments		1,522,000	149,000
Stock options tax effects	337,000	170,000	269,000
Changes in operating assets and liabilities, net of initial consolidation of ES under FIN 46(R):
Accounts and notes receivable	(4,144,000)	(2,105,000)	(1,328,000)
Inventories	1,090,000	376,000	(81,000)
Prepaid expenses and other	(53,000)	193,000	(2,412,000)
Deferred income taxes	(1,598,000)	(179,000)	975,000
Accounts payable and other liabilities	(760,000)	1,197,000	1,992,000
Other Assets	(31,000)

Total adjustments	1,797,000	8,360,000	8,465,000

Net cash from operating activities	1,400,000	17,720,000	17,107,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,093,000)	(3,119,000)	(2,080,000)
Investment in and advances to joint venture		(11,153,000)
Initial consolidation of ES under Fin 46(R)	(375,000)
Real estate equity returns			1,385,000

Net cash used in investing activities	(1,468,000)	(14,272,000)	(695,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt related payments	(54,000)	(41,539,000)	(3,647,000)
Issuance of common stock	2,291,000	1,152,000	1,903,000
Borrowings	300,000
Treasury stock acquired	(2,752,000)	(1,747,000)	(313,000)
Dividends	(3,080,000)

Net cash used in financing activities	(3,295,000)	(42,134,000)	(2,057,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,363,000)	(38,686,000)	14,355,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,140,000	65,826,000	51,471,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$23,777,000	$27,140,000	$65,826,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$551,000	$1,875,000	$3,800,000

Cash paid during year for income taxes	$0	$4,400,000	$2,400,000

Non-cash items:
Initial consolidation of ES under FIN 46(R):
Fair value of assets	$11,958,00
Fair value of liabilities	$3,231,000
Reclassification of warrants	$3,569,000

See Notes to Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The Consolidated Financial Statements include the accounts of American Pacific Corporation and Subsidiaries (the “Company”, “we”, “us”, or “our”). All significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our Consolidated Financial Statements were prepared.

Sales and Revenue Recognition – Sales of the specialty chemicals and environmental protection products are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their election, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title is transferred to the customers. Sales of the environmental protection equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing.

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

For the years ended September 30, 2004, 2003 and 2002, such transactions totaled $0.2 million, $0.5 million and $0.5 million.

Inventories – Inventories are stated at the lower of cost or market. Cost of the specialty chemicals segment inventories is determined on a moving average basis and cost of the environmental protection equipment segment inventories is determined on the specific identification basis.

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

Intangible Assets – During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position. Under the provisions of SFAS No. 142, our intangible assets, related primarily to our perchlorate acquisition in fiscal 1998, will continue to be amortized under its originally assigned life of ten years. At September 30, 2004, our intangible assets had a gross carrying value of approximately $39.1 million and accumulated amortization of approximately $(25.4) million. Amortization expense was approximately $3.9 million in fiscal 2004 and $3.9 million and $4.4 million in fiscal 2003 and 2002, respectively. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the three-year period ending September 30, 2007.

Fair Value Disclosure — Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and other short-term liabilities – The carrying value of these items is a reasonable estimate of their fair value due to their short-term nature.

Net Income Per Common Share – Basic per share amounts are calculated by dividing net income by average shares outstanding during the period. Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of outstanding stock options and warrants to purchase approximately 2.9 million and 2.9 million shares of common stock during the fiscal years 2003 and 2002, respectively, were not included in diluted per share calculations, since the average exercise price of such options and warrants was greater than the average market price of our common stock during these periods. The dilutive effect of the assumed exercise of stock options increased the weighted average of common shares by 47,000, 100,000 and 190,000 during the years ended September 30, 2004, 2003 and 2002, respectively.

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

	2004	2003	2002

Net income (loss):
As reported	$(397,000)	$9,360,000	$8,642,000
Total stock based employee compensation expense using the fair value based method, net of taxes	(167,000)	(205,000)	(106,000)
Pro forma	$(564,000)	$9,155,000	$8,536,000
Net income (loss) before cumulative effect:
As reported	$372,000	$9,360,000	$8,642,000
Total stock based employee compensation expense using the fair value based method, net of taxes	(167,000)	(205,000)	(106,000)
Pro forma	$205,000	$9,155,000	$8,536,000
Basic earnings per share:
Net income (loss), as reported	$(0.05)	$1.29	$1.21
Pro forma	$(0.08)	$1.26	$1.19
Income (loss) before cumulative effect, as reported	$0.05	$1.29	$1.21
Pro forma	$0.03	$1.26	$1.19
Diluted earnings per share:
Net income (loss), as reported	$(0.05)	$1.27	$1.18
Pro forma	$(0.08)	$1.25	$1.16
Income (loss) before cumulative effect, as reported	$0.05	$1.27	$1.18
Pro forma	$0.03	$1.25	$1.16

Income Taxes – We account for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of our assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not. These future tax benefits are measured by applying currently enacted tax rates.

Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when there are not sufficient sources of future taxable income to realize the benefit of the operating loss or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the current period tax expense.

Loss on Debt Extinguishments – During the first quarter of fiscal 2003, we adopted SFAS No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and that meet the criteria for classification as an extraordinary item. We have reclassified previously reported extraordinary losses on debt extinguishments to a separate line item above the caption “Income Before Income Taxes” in our Consolidated Statements of Operations.

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

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”, was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

We historically treated our 50% equity interest in the ES joint venture as an unconsolidated operation whose financial performance was disclosed, but not consolidated in our financial results. However under FIN 46(R), we are required to consolidate the ES joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

As of March 31, 2004, we consolidated the ES joint venture. We reported a cumulative effect of an accounting change of $769,000 (net of tax benefit of $414,000) on our 2004 second quarter income statement to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception.

The consolidation of the ES joint venture significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports. As of March 31, 2004, we consolidated the following balance sheet items: (i) $4.9 million of current assets, (ii) $7.6 million of noncurrent assets, and (iii) $3.4 million of noncurrent liabilities.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for the Company beginning in fiscal 2006 and could have a material effect on our financial statements upon adoption.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. The Statement is effective for the Company beginning in our fourth quarter of fiscal 2005.

2.	INVENTORIES

Inventories at September 30, 2004 and 2003 consist of the following:

	2004	2003
Work-in-process	$6,321,000	$6,613,000
Raw material and supplies	7,506,000	7,000,000

Total	$13,827,000	$13,613,000

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2004 and 2003 are summarized as follows:

	2004	2003

Land	$310,000	$117,000
Buildings, machinery and equipment	28,679,000	19,465,000
Construction in progress	1,280,000	1,029,000

Total	30,269,000	20,611,000
Less: accumulated depreciation	(13,696,000)	(11,388,000)

Property, plant and equipment, net	$16,573,000	$9,223,000

Depreciation expense was approximately $1.8 million, $1.8 million and $2.2 million during the years ended September 30, 2004, 2003 and 2002, respectively. The increase in building, machinery and equipment in 2004 was principally attributed to the consolidation of ES.

4.	REAL ESTATE ASSETS

At September 30, 2004, we owned approximately 14 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah that are dedicated to our growth and diversification.

We hold a 50% interest in the Ventana Canyon joint venture residential project located in the Las Vegas, Nevada area. All homes have been sold and the venture has wound down its operations. During the three-year period ended September 30, 2004, we received cash returns from this venture of approximately $1.4 million. We do not expect to receive any cash returns from the venture in the future.

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

Our real estate assets, grouped with Other Assets in our Consolidated Balance Sheet, had a total carrying value of approximately $1.7 million at each of September 30, 2004 and 2003.

5.	LONG-TERM DEBT

On March 1, 2003, we redeemed all of our outstanding 9 1/4% Senior Unsecured Notes (the “Notes”). The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, aggregating approximately $43.4 million. We recognized a loss on the redemption of $1.5 million, including a non-cash charge of $0.6 million to write-off remaining debt issue costs.

In 1992, we issued warrants (the “Warrants”) to the purchasers of certain subordinated secured notes (the “Azide Notes”). The remaining principal balance of the outstanding Azide Notes were repurchased in 1998. The Warrants, which granted the right to purchase shares of Common Stock at an exercise price of $14.00 per share, expired on December 31, 2003. The maximum number of shares purchasable upon exercise of the Warrants was 2,857,000 shares. The Warrants were exercisable, at the option of their holders, to purchase up to 20 percent of the common stock of American Azide Corporation (“AAC”), our wholly-owned subsidiary, rather than our Common Stock. In the event of such an election, the exercise price of the Warrants was based upon a pro rata share of AAC’s capital, adjusted for earnings and losses, plus interest from the date of contribution.

We accounted for the proceeds of the financing applicable to the Warrants as temporary capital. The value assigned to the Warrants was determined in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and was based upon the relative fair value of the Warrants and indebtedness at the time of issuance. The Warrants expired on December 31, 2003 and the amount of the Warrants was transferred to retained earnings on their expiration.

As of September 30, 3004 the Company has $564,000 of availability in a letter of credit agreement that it has with US Bank.

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

In connection with the Acquisition, we entered into an agreement with the Thiokol Propulsion Division (“Thiokol”) of Alcoa with respect to the supply of Grade I AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of a specific grade of AP sold by us to all of our customers. Under the agreement, Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003 and, in fiscal 2004, were adjusted downward by approximately 20%. Such downward adjustment will have the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by at least 20% in fiscal 2004. After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008.

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

On October 1, 2004 we acquired the former Atlantic Research Corporation’s in-space propulsion business from Aerojet-General Corporation. The purchase price for this acquisition was approximately $3.5 million in cash plus the assumption of certain liabilities. The purchase agreement is based on the transfer of approximately $4.0 million of certain net working capital assets at the close of the transaction. The purchase agreement includes a post-closing adjustment, to the extent that a different amount of certain net working capital assets are transferred at the close of this transaction. This purchase price adjustment analysis for this transaction has not been completed. The accompanying consolidated financial statements do not reflect the financial impact of this transaction since it was completed after the September 30 close of our 2004 fiscal year. Our first quarter 2005 fiscal report will reflect this transaction and its financial performance in that period.

7.	INCOME TAXES

The following table provides an analysis of our income taxes for the years ended September 30:

	2004	2003

Current	$(904,000)	$4,790,000
Deferred (federal and state)	(1,598,000)	(179,000)

Income taxes (benefit)	$(2,502,000)	$4,611,000

Income taxes for the years ended September 30, 2003, 2002 and 2001 differ from the amount computed at the federal and state income tax statutory rates as a result of the following:

	2004	%	2003	%	2002	%

Expected provision for Income taxes	$(746,000)	$35.0%	$4,890,000	35.0%	4,515,000	35.0%
Adjustment:
Nondeductible expenses	45,000	(2.09%)	21,000	0.1%	24,000	0.2%
Valuation allowance	497,000	(23.07%)
Change in deferred tax liability estimate	(2,100,000)	97.54%
Other	(198,000)	9.18%	(300,000)	(2.1%)	(282,000)	(2.2%)

Provision for income taxes	$(2,502,000)	116.56%	$4,611,000	33.0%	$4,257,000	33.0%

The Company has net capital loss carryforwards available to offset future capital gains of $1,290,000. However, the Company does not expect to generate any capital gains in the future. As the Company does not expect to utilize the benefit of the capital loss deferred tax asset, a valuation allowance of $452,000 has been established. In addition, in fiscal 2004, based on the analysis of deferred income taxes, the Company has reversed its estimate for deferred tax liability by $2.1 million.

The components of net deferred taxes at September 30, 2004, 2003 and 2002 consisted of the following:

	2004	2003

Deferred tax assets:
Amortization	$3,619,000	$3,255,000
Property	6,505,000	6,740,000
Reorganization costs	426,000	107,000
Inventory capitalization	146,000	146,000
Accruals	1,728,000	1,546,000
Other	700,000	998,000

Total gross deferred tax assets	13,124,000	12,792,000
Less: valuation allowance	497,000

Deferred tax assets	$12,627,000	$12,792,000
Deferred tax liabilities:
Accrued income and expenses	$(172,000)	$(2,252,000)
Other	(550,000)	(233,000)

Total gross deferred tax liabilities	(722,000)	(2,485,000)

Net deferred tax assets	$11,905,000	$10,307,000

8.	EMPLOYEE BENEFIT PLANS

We maintain a group health and life benefit plan, an employee stock ownership plan (“ESOP”) that includes a Section 401(k) feature, a defined benefit pension plan (the “Plan”), and a supplemental executive retirement plan (“SERP”). The ESOP permits employees to make contributions. Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

The tables below provide relevant financial information about the Plan as of and for the fiscal years ended September 30:

Defined Benefit Pension Plan
	2004	2003

Change in Benefit Obligation:
Benefit obligation, beginning of year	$25,255,000	$20,160,000
Service cost	944,000	770,000
Interest cost	1,466,000	1,388,000
Actuarial (gains)/losses	225,000	3,728,000
Benefits paid	(791,000)	(791,000)

Benefit obligation, end of year	27,099,000	25,255,000

Change in Plan Assets:
Fair value of plan assets, beginning of year	13,968,000	11,232,000
Actual return (loss) on plan assets	1,770,000	1,717,000
Employer contributions	1,707,000	1,810,000
Benefits paid	(791,000)	(791,000)

Fair value of plan assets, end of year	16,654,000	13,968,000

Reconciliation of Funded Status:
Funded status	(10,444,000)	(11,287,000)
Unrecognized net actuarial (gains)	7,186,000	8,040,000
Unrecognized prior service costs	405,000	462,000

Net amount recognized	$(2,854,000)	$(2,785,000)

Amounts Recognized:
Accrued benefit liability	$(4,466,000)	$(5,587,000)
Intangible assets	405,000	461,000
Accumulated other comprehensive loss (pre-tax)	1,207,000	2,341,000

Net amount recognized	$(2,854,000)	$(2,785,000)

	2004	2003	2002

Net Periodic Pension Cost:
Service cost	$945,000	$770,000	$615,000
Interest cost	1,466,000	1,388,000	1,245,000
Expected return on assets	(1,165,000)	(930,000)	(966,000)
Net total of other components	532,000	445,000	254,000

Net periodic pension cost	$1,778,000	$1,673,000	$1,148,000

Actuarial Assumptions:
Discount rate	6.00%	6.00%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%

Participants in the SERP include our current and former Chief Executive Officer. The tables below provide relevant financial information about the SERP as of and for the fiscal years ended September 30:

Supplemental Executive Retirement Plan
	2004	2003

Change in Benefit Obligation:
Benefit obligation, beginning of year	$2,987,000	$2,631,000
Service cost	18,000	18,000
Interest cost	183,000	183,000
Actuarial (gains)/losses	75,000	281,000
Benefits paid	(723,000)	(126,000)

Benefit obligation, end of year	2,540,000	2,987,000

Supplemental Executive Retirement Plan
	2004	2003

Change in Plan Assets:
Fair value of plan assets, beginning of year	0	0
Actual return (loss) on plan assets	0	0
Employer contributions	722,919	126,000
Benefits paid	(722,919)	(126,000)

Fair value of plan assets, end of year	0	0

Reconciliation of Funded Status:
Funded status	(2,540,000)	(2,987,000)
Unrecognized net actuarial (gains)/losses	0	0
Unrecognized transition obligation	631,000	585,000
Unrecognized prior service costs	142,000	185,000

Net amount recognized	$(1,767,000)	$(2,217,000)

Amounts Recognized:
Accrued benefit liability	$(2,540,000)	$(2,293,000)
Intangible assets	142,000	76,000
Accumulated other comprehensive loss (net of taxes)	631,000	0

Net amount recognized	$(1,767,000)	$(2,217,000)

	2004	2003	2002

Net Periodic Pension Cost:
Service cost	$18,000	$18,000	$11,000
Interest cost	183,000	183,000	176,000
Expected return on assets	0	0	0
Net total of other components	71,000	55,000	54,000

Net periodic pension cost	$272,000	$256,000	$241,000

Actuarial Assumptions:
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%

9.	COMMITMENTS AND CONTINGENCIES

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

The Water Authority’s testing has shown perchlorate concentrations of 4 to 18 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at and in the vicinity of the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the former Henderson site ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $7.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods (including the pilot process described below). Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached the Las Vegas Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for several years. We have completed a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method. The pilot remediation test is complete and achieved all its operational objectives.

The EPA is conducting a risk assessment relating to perchlorates and has recommended a preliminary reference dose for perchlorates that would equate to 1 ppb in drinking water. Certain states are also conducting risk assessments and some have set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. The NAS was requested to review the work done by EPA to date along with other science that was disregarded or developed after EPA had drawn their conclusions. The NAS report was released January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected at a level in drinking water at a level of approximately 24 ppb. The report will have to be assessed and evaluated by the EPA before any final reference dose is published. Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods and a proper reference dose. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Consolidated Financial Statements. However, the lower the level at which final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

In January 2002, the Company received a claim for approximately $1.7 million from Frontier Insurance Company (“Frontier”), alleging liability arising from indemnity agreements. The Company rejected the claim and filed a complaint with the District Court, Clark County, Nevada on February 28, 2002, seeking a declaratory judgment declaring that the indemnity agreements have been terminated and that we have no liability to Frontier. Frontier was declared insolvent and ordered into rehabilitation status by the Supreme Court of New York on October 15, 2001, which Order also stayed all lawsuits involving Frontier. On March 31, 2004, the Nevada District Court dismissed our declaratory judgment suit without prejudice because the case had been pending for more than two years. Recent information indicates that Frontier’s rehabilitation status has not changed.

On June 4, 2004, Alan Andrew Curtis and Linda Ann Curtis, residents of Bullhead City, Arizona, filed an action in the United States District Court for the District of Arizona entitled Alan Andrew Curtis, an individual (“Husband”); Linda Ann Curtis, an individual (“Wife”), Plaintiffs, vs. City of Bullhead City, Arizona a municipality; The County of Mohave, Arizona; The State of Arizona; Arizona Department of Environmental Quality; Arizona-American Water Company; The State of Nevada; Clark County Nevada; The Southern Nevada Water Authority; Kerr-McGee Corporation LLC; American Pacific Corporation; State Title Corporation of Arizona; Mister and Miss Edward Koontz; The United States Department of the Interior; The United States Environmental Protection Agency Region IX; and Does 1 through 100, Inclusive, Defendants, alleging that various combinations of defendants are liable under federal and state law for damages and injuries suffered by the Curtis’ and the environment as a result of perchlorate and other contaminants found in the Colorado River, and requesting compensation and injunctive relief. We waived service of the summons and complaint on August 12, 2004, and filed a motion to dismiss based on perceived jurisdictional, procedural, and substantive defects in the Curtis’ complaint on September 20, 2004. Several other defendants also filed motions to dismiss. There have been numerous motions to strike documents filed by the Curtis’. The court has not yet ruled on any motion to dismiss, and we are therefore not in a position to know with any degree of certainty how the Court views the merits of the Curtis’ claims. We expect decisions from the court on our and other defendant’s motions to dismiss in the near term. In the event one or more of the Curtis’ claims survive the initial motions, our plan is to conduct thorough discovery of all remaining claims.

We have been and are also involved in other lawsuits. We believe that these other lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

As discussed in Note 4, we entered into an agreement with Hughes Parkway pursuant to which we lease office space. The lease, which had an initial term of 10 years expiring in March 2001, was renewed for an additional five year term (the “Amended Lease”). The Amended Lease is subject to escalation every three years based on changes in the consumer price index, and permits us to occupy 22,262 square feet of office space. Rental payments were approximately $0.6 million during the fiscal years ended September 30, 2004, 2003 and 2002. We received approximately $130,000 in the fiscal years 2004, 2003 and 2002 associated with sublet arrangements of certain of this office space. At September 30, 2004, minimum rentals to be received under non-cancelable subleases were approximately $67,000 in fiscal 2004. Future gross minimum rental payments under this lease for the next two years ending September 30, are as follows:

2005	$600,000
2006	275,000

Total	$875,000

As of September 30, 2004, we had approximately $1.9 million in outstanding standby letters of credit. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock and Purchase Rights

We have authorized the issuance of 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, and 125,000 shares have been designated as Series B. No Series A or Series B preferred stock is issued or outstanding.

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

Option and warrant transactions are summarized as follows:

	Shares Under Options
	and Warrants	Option Price

October 1, 2001	3,898,000	$4.87 – $14.00
Exercised	(309,000)	4.87 – 7.88
Expired	(86,000)	6.38 – 7.13

September 30, 2002	3,503,000	4.87 – 14.00
Granted	249,000	8.30 – 8.36
Exercised	(170,500)	4.87 – 7.78
Expired	(64,000)	6.94 – 7.00

September 30, 2003	3,517,500	4.87 – 14.00
Granted	40,000	9.44 – 9.44
Exercised	(339,500)	4.87 – 8.30
Expired	(2,913,500)	7.781 – 14.00

September 30, 2004	304,500	$4.87 – $ 9.44

In February 1992, we issued $40,000,000 in Azide Notes with Warrants. See Note 5 for a description of the Warrants. Shares under options and warrants at September 30, 2003 included approximately 2,857,000 Warrants at a price of $14 per Warrant. The Warrants expired on December 31, 2003.

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
		Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$4.87	59,000	6.57	$4.87	59,000	$4.87
8.13 – 9.44	245,500	6.75	8.39	245,500	8.39

	304,500	6.72	$7.71	304,500	$7.71

We have elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options. Under APB No. 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The estimated weighted-average fair value of the individual options granted during the fiscal years 2004, 2003 and 2001 was $4.18, $3.68 and $2.57 respectively, on the date of grant. The fair values for these years were determined using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2001

Dividend yield	0%	0%	0%
Volatility	50%	50%	55%
Risk-free interest rate	3.0%	2.9%	4.6%
Expected life	4.5 years	4.5 years	4.5 years

11. SEGMENT INFORMATION

Our two reportable operating segments are Specialty chemicals and Other businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

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

The Other businesses segment contains our environmental protection and real estate activities. Our environmental protection business designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. As of September 30, 2004, our Real Estate business had approximately 14 acres of improved land in the Gibson Business Park (near Las Vegas, Nevada) remaining.

Perchlorate chemical sales comprised approximately 75%, 89% and 81% of specialty chemicals segment sales during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. We had two customers that accounted for 10% or more of both our total and our specialty chemicals segment’s sales during at least one of our last three fiscal years. Sales to these customers during the fiscal years ended September 30 were as follows:

Customer	Chemical	2004	2003	2002

A	Perchlorates	$26,465,000	$45,161,000	$37,182,000
B	Sodium Azide	929,000	1,790,000	6,205,000

Additional information about our operations in different segments for each of the last three fiscal years ended September 30, is provided below.

	2004	2003	2002

Revenues:
Specialty chemicals	$57,490,000	$61,248,000	$65,811,000
Other businesses	1,999,000	7,618,000	7,777,000

Total revenues	$59,489,000	$68,866,000	$73,588,000

Gross profit (loss):
Specialty chemicals	$18,416,000	$26,806,000	$25,714,000
Other businesses	827,000	4,711,000	4,345,000

Total gross profit	$19,243,000	$31,517,000	$30,059,000

Operating income (loss):
Specialty chemicals	$(1,119,000)	$14,020,000	$13,551,000
Other businesses	(1,131,000)	3,017,000	2,732,000

Total operating income (loss)	(2,250,000)	17,037,000	16,283,000
Net interest and other (expense) income	120,000	(3,066,000)	(3,384,000)

Income (loss) before income taxes	$(2,130,000)	$13,971,000	$12,899,000

Income taxes	(2,502,000)	4,611,000	4,257,000
Income (loss) before cumulative effect	$372,000	$9,360,000	$8,642,000

Depreciation and amortization:
Specialty chemicals	$5,221,000	$5,486,000	$5,940,000
All other segments and corporate	516,000	228,000	119,000

Total depreciation and amortization	$5,737,000	$5,714,000	$6,059,000

Capital Expenditures:
Specialty chemicals	$750,000	$1,475,000	$2,058,000
All other segments and corporate	343,000	1,600,000	22,000

Total capital expenditures	$1,093,000	$3,075,000	$2,080,000

Assets:
Specialty chemicals	$42,985,000	$44,118,000	$45,726,000

Other businesses	3,316,000	3,933,000	4,483,000
Corporate	54,327,000	53,634,000	81,762,000

Total assets	$100,628,000	$101,685,000	$131,971,000

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

12.	DIVIDEND AND STOCK REPURCHASE PROGRAM

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”). The Program is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock. The amount available for these purposes each fiscal year will equal 25% of our annual cash flows from operating activities less our annual capital expenditures, plus the amount of cash received from the issuance of our Common Stock resulting from the exercise of stock options. We will subtract the total amount spent on the repurchase of our Common Stock (if any) during the fiscal year from the total amount otherwise available under the Program, and pay the resultant amount as an annual dividend to our shareholders if and to the extent that the Board of Directors also determines that such payment is appropriate in light of the Company’s overall financial condition, growth prospects and anticipated cash needs at the time. As part of the stock repurchase portion of the Program, our Board of Directors have approved a provision that permits the repurchase of Common Stock from our employees and directors.

In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share to shareholders of record on December 29, 2003 for fiscal 2003. By reason of the application of the program formula, no dividend will be paid for fiscal 2004.

13.	EMPLOYEE SEPARATION COSTS

During the second quarter of 2004, we recorded a charge of $2.0 million (pre-tax) for estimated costs relating to the separation from the Company of the former Chief Financial Officer. This charge is included in Operating Expenses on our statement of operations for this period. In fiscal 2004, approximately $0.9 million of this separation expense was paid in cash.

The separation charge includes: (i) salary and benefits owed under the terms of an employment agreement and other severance costs, (ii) the present value of the estimated amount payable under the terms of the Supplemental Executive Retirement Plan (“SERP”), and (iii) compensation paid in lieu of compensation that would have been payable to him as a Director of the Company.