Form 10-Q
period 2004-12-31
AMERICAN PACIFIC CORP
filed 2005-02-14
CIK 350832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,300,000 as of January 31, 2005.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31,
(unaudited)

	2004	2003

Sales and Operating Revenues	$18,254,000	$4,794,000
Cost of Sales	12,545,000	4,324,000

Gross Profit	5,709,000	470,000
Operating Expenses	6,695,000	3,764,000

Operating Loss	(986,000)	(3,294,000)
Net Interest and Other Expense (Income)	(43,000)	96,000

Loss Before Income Taxes	(943,000)	(3,390,000)
Benefit for Income Taxes	(349,000)	(1,186,000)

Loss Before Extraordinary Gain	(594,000)	(2,204,000)
Extraordinary Gain, Net of Taxes	1,622,000

Net Income (Loss)	$1,028,000	$(2,204,000)

Basic Net Income (Loss) Per Share:
Loss Before Extraordinary Gain	$(.08)	$(.30)
Extraordinary Gain	.22

Net Income (Loss)	$.14	$(.30)

Average Shares Outstanding	7,292,000	7,256,000

Diluted Net Income (Loss) Per Share:
Loss Before Extraordinary Gain	$(.08)	$(.30)
Extraordinary Gain	.22

Net Income (Loss)	$.14	$(.30)

Diluted Shares	7,317,000	7,256,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2004	2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$21,709,000	$23,777,000
Accounts and Notes Receivable	19,339,000	15,963,000
Related Party Notes and Accrued Interest Receivable	250,000	268,000
Inventories	15,410,000	13,827,000
Prepaid Expenses and Other Assets	2,201,000	666,000
Deferred Income Taxes	349,000	320,000

Total Current Assets	59,258,000	54,821,000

Property, Plant and Equipment, Net	16,510,000	16,573,000
Intangible Assets, Net	12,704,000	13,679,000
Joint Venture Equity	291,000	227,000
Deferred Income Taxes	10,952,000	11,585,000
Other Assets, Net	3,744,000	3,743,000

TOTAL ASSETS	$103,459,000	$100,628,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2004	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$4,948,000	$4,481,000
Accrued Liabilities	6,901,000	5,649,000

Total Current Liabilities	11,849,000	10,130,000
Other Long-Term Liabilities	5,282,000	5,698,000
TOTAL LIABILITIES	17,131,000	15,828,000

Commitments and Contingencies

Shareholders’ Equity:
Common Stock	932,000	932,000
Capital in Excess of Par Value	86,148,000	86,148,000
Retained Earnings	16,925,000	15,897,000
Treasury Stock	(16,982,000)	(16,982,000)
Accumulated Other Comprehensive Loss	(695,000)	(1,195,000)
Total Shareholders’ Equity	86,328,000	84,800,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,459,000	$100,628,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31,
(unaudited)

	2004	2003

Cash Flows From Operating Activities	$3,038,000	$(5,274,000)

Cash Flows From Investing Activities:
Asset Purchase	(4,468,000)
Capital Expenditures	(568,000)	(321,000)
Investment in and Advances to Joint Venture	(141,000)	(144,000)

Net Cash From Investing Activities	(5,177,000)	(465,000)

Cash Flows From Financing Activities:
Issuance of Common Stock		2,142,000
Treasury Stock Acquired		(2,752,000)

Net Cash From Financing Activities		(610,000)

Net Change in Cash and Cash Equivalents	(2,139,000)	(6,349,000)
Cash and Cash Equivalents, Beginning of Period	23,777,000	27,140,000

Foreign Currency Exchange Rate	71,000

Cash and Cash Equivalents, End of Period	$21,709,000	$20,791,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during quarter for taxes

See the accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.	BASIS OF REPORTING

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we”, “us”, or “our”). The Condensed Consolidated Balance Sheet as of September 30, 2004, was derived from the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2004. In our opinion, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month period ended December 31, 2004 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

A summary of our significant accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2004. We believe that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.

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

Revenue recognition of the specialty chemicals and environmental protection products are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their election, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title are transferred to the customers. Sales of the environmental protection equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.

Revenues from the Company’s Aerospace Equipment segment is derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production Type Contacts. The Company accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost basis. Sales include estimated earned fees or profits calculated on the relationship between contract milestones and the estimate at completion. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position. Under the provisions of SFAS No. 142, the intangible asset related to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years. At December 31, 2004, this intangible asset had a gross carrying value of approximately $39.0 million and accumulated amortization of approximately $26.5 million. Amortization expense was approximately $1.0 million during both the three months ended December 31, 2004 and 2003. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the three-year period ending September 30, 2007.

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries.”

We historically treated our 50% equity interest in the Energetic System (“ES”) joint venture as an unconsolidated operation whose financial performance was disclosed, but not consolidated in our financial results. However under FIN 46(R), we are required to consolidate the ES joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

We consolidated the ES joint venture as of March 31, 2004. We reported a cumulative effect of an accounting change of $769,000 (net of tax benefit of $414,000) on our 2004 second quarter income statement to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception. The consolidation of the ES joint venture significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

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

In December 2004, the FASB issued a revision to SFAS 123 (revised in 2004, as described below), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The revision eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Beginning in our fourth quarter of fiscal 2005, the revision will be reflected in our financial statements.

Our only component of other comprehensive income (loss) represents a minimum pension liability adjustment. The changes in such adjustment were approximately $429,000 and $680,000 (net of applicable income taxes) during the three-month periods ended December 31, 2004 and 2003, respectively. Comprehensive income (loss) for the three-month periods ended December 31, 2004 and 2003, was as follows:

	Three Months Ended	Three Months Ended
	December 31, 2004	December 31, 2003
Net loss before extraordinary gain	$(594,000)	$(2,204,000)
Minimum pension liability adjustment	429,000	680,000

Comprehensive loss	$(165,000)	$(1,524,000)

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Approximately 29,000 shares were included in diluted per share calculations for the three-month period ended December 31, 2004.

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

We granted stock options to our directors in the first quarter of fiscal 2005 ended December 31, 2004. The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants would have been as follows:

	Three Months Ended	Three Months Ended
	December 31, 2004	December 31, 2003
Net loss before extraordinary gain:
As reported	$(594,000)	$(2,204,000)
Total stock based employee compensation expense using the fair value based method, net of related tax	82,000	122,000

Pro forma	$(676,000)	$(2,326,000)

Net income (loss):
As reported	$1,028,000	$(2,204,000)
Total stock based employee compensation expense using the fair value based method, net of related tax	82,000	122,000

Pro forma	$946,000	$(2,326,000)

Basic earnings (loss) per share before extraordinary gain:
As reported	$.14	$(.30)
Pro forma	$.13	$(.32)

	Three Months Ended	Three Months Ended
	December 31, 2004	December 31, 2003
Basic loss per share before extraordinary gain:
As reported	$(.08)	$(.30)
Pro forma	$(.09)	$(.32)

Diluted earnings (loss) per share:
As reported	$.14	$(.30)
Pro forma	$.13	$(.32)

Diluted loss per share before extraordinary gain:
As reported	$(.08)	$(.30)
Pro forma	$(.09)	$(.32)

The estimated fair value of the individual options granted during the fiscal quarter of fiscal 2005 was $3.74 on the date of grant. This fair value was determined using a Black-Scholes option-pricing model with the following assumptions:

2005
Dividend yield	0%
Volatility	50%
Risk-free interest rate	3.5%
Expected life	4.5 years

3.	INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2004	2004
Work-in-process	$10,533,000	$6,321,000
Raw materials and supplies	4,877,000	7,506,000

Total	$15,410,000	$13,827,000

4.	DEBT

As of December 31, 2004, we had approximately $1,936,000 in outstanding standby letters of credit with $564,000 of additional availability with US Bank. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

5.	COMMITMENTS AND CONTINGENCIES

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals are a potential health concern because they can interfere with the production of a growth hormone by the thyroid gland. Although they are not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), perchlorates have been added to the EPA’s Contaminant Candidate List. We manufactured perchlorate chemicals at a facility on the Henderson site until the facility was destroyed in May 1988, after which we relocated our perchlorate production to our current facilities in Iron County, Utah. For many years, Kerr-McGee also operated a perchlorate production facility at a site near our Henderson site.

The Water Authority’s testing has shown perchlorate concentrations of 4 to 18 parts per billion (“ppb”) in Clark County drinking water. In response to this discovery, we have engaged environmental consultants to drill monitor wells in order to characterize ground water at, and in the vicinity of, the Henderson site. The results of our tests have shown perchlorate concentrations in the ground water at the former Henderson site ranging from 0 to approximately 750,000 ppb at certain monitoring wells. Since 1998, we have spent in excess of $7.0 million on the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, and potential remediation methods (including the pilot process described below). Our ground water characterization investigations indicate that the ground water containing perchlorate at and around our former Henderson manufacturing site has not reached the Las Vegas Wash or Lake Mead and, accordingly, has not been introduced into any source of drinking water. Based upon flow rates and modeling techniques, such ground water is not expected to reach a source of drinking water for several years. We have completed a pilot remediation testing process to treat groundwater containing perchlorate at and near the Henderson site using a biological in situ method. The pilot remediation test is complete and achieved all its operational objectives.

The EPA is conducting a risk assessment relating to perchlorates and has recommended a preliminary reference dose for perchlorates that would equate to 1 ppb in drinking water. Certain states are also conducting risk assessments and some have set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. The National Academy of Sciences (“NAS”) was requested to review the work done by EPA to date along with other science that was disregarded or developed after EPA had drawn their conclusions. The NAS report was released January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected at a level in drinking water at a level of approximately 24 ppb. The report will have to be assessed and evaluated by the EPA before any final reference dose is published. Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, although we do not know when that will occur. We are cooperating with Federal, State and local agencies, and with Kerr-McGee and other interested firms, in the investigation and evaluation of the source or sources of these trace amounts, possible environmental impacts, potential remediation methods and a proper reference dose. Until these investigations and evaluations have reached definitive conclusions, it will not be possible for us to determine the extent to which, if at all, we may be called upon to contribute to, or assist with future remediation efforts, or the financial impact, if any, of such cooperation, contribution or assistance. Accordingly, no accrual for potential costs has been made in our Condensed Consolidated Financial Statements. However, the lower the level at which final reference dose is established, the more severe the negative impact will likely be on our financial condition, results of operations and ability to manufacture and handle perchlorate chemicals.

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

6.	SEGMENT INFORMATION

Our last financial report included two operating segments: Specialty Chemicals and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

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

The Other Businesses segment contains our environmental protection equipment and real estate activities. Our environmental protection business designs, manufactures and markets systems for the control of noxious odors, the disinfection of waste water streams and the treatment of seawater. As of December 31, 2004, our Real Estate business had approximately 14 acres of improved land in the Gibson Business Park (near Las Vegas, Nevada) remaining.

On October 1, 2004 we acquired the former Atlantic Research Corporation’s in-space propulsion business (“ISP”) from Aerojet-General Corporation. The financial performance of ISP is included for the first time in the accompanying Condensed Consolidated Financial Statements. Due to the ISP’s operational and financial characteristics, we have created a new operating segment, Aerospace Equipment, to report the financial performance of the ISP business unit.

We had one customer that accounted for 10% or more of our total sales during at least one of the three-month periods ended December 31, 2004 and 2003. Sales to this customer during the three months ended December 31 were as follows:

Customer	Chemical	2004	2003

A	Perchlorates	$5,779,000	$435,000

Additional information about our operations in different segments for the three months ended December 31, 2004 and 2003, is provided below.

	2004	2003

Revenues:
Specialty Chemicals	$13,637,000	$4,627,000
Aerospace Equipment	3,735,000
Other Businesses	882,000	167,000

Total revenues	$18,254,000	$4,794,000

Operating income (loss):
Specialty Chemicals	$(970,000)	$(2,915,000)
Aerospace Equipment	(186,000)
Other Businesses	170,000	(379,000)

Total operating loss	(986,000)	(3,294,000)
Unallocated net expenses	43,000	(96,000)

Loss before income taxes	$(943,000)	$(3,390,000)

7.	ACQUISITION

As discussed in Note 6, on October 1, 2004 we acquired the former Atlantic Research Corporation’s in-space propulsion business from Aerojet-General Corporation. The purchase price for this acquisition included: (i) $3.5 million in cash, (ii) the assumption of certain liabilities, and (iii) a post-closing working capital adjustment. This working capital purchase price adjustment for this transaction has not been completed.

Approximately $8.5 million of net assets were acquired as part of this transaction. Since the purchased price was less than the net assets acquired, non-current assets were recorded at zero and an after-tax extraordinary gain of $1.6 million was recognized (net of approximately $1.0 million income tax expense). The purchase price allocation has been completed and reflected in the Condensed Consolidated Financial Statements, however, this allocation is still subject to possible future reallocations.

8.	DIVIDEND AND STOCK REPURCHASE PROGRAM

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”). The Program is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock. The amount available for these purposes each fiscal year will equal 25% of our annual cash flows from operating activities less, our annual capital expenditures, plus the amount of cash received from the issuance of our Common Stock resulting from the exercise of stock options. We will subtract the total amount spent on the repurchase of our Common Stock (if any) during the fiscal year from the total amount otherwise available under the Program, and pay the resultant amount as an annual dividend to our shareholders if and to the extent that the Board of Directors also determines that such payment is appropriate in light of the Company’s overall financial condition, growth prospects and anticipated cash needs at the time. As part of the stock repurchase portion of the Program, our Board of Directors have approved a provision that permits the repurchase of Common Stock from our employees and directors.

In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share to shareholders of record on December 29, 2003 for fiscal 2003. By reason of the application of the Program formula, no dividend was paid for fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our business strategy, the effect of GAAP accounting pronouncements on our recognition of revenue, uncertainty regarding our future operating results and our profitability, anticipated sources of revenue and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

OVERVIEW

We are principally engaged in the production of Grade I ammonium perchlorate (“AP”) for the aerospace and national defense industries. In addition, we produce and sell sodium azide, the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. We also hold a 50% ownership stake in Energetic Systems, an entity we consolidate under FIN 46(R) that manufactures and distributes commercial explosives. These businesses collectively represent our Specialty Chemicals operating segment.

On October 1, 2004 we acquired the ISP business from Aerojet-General Corporation. The financial performance of ISP will be included for the first time in the accompanying Condensed Consolidated Financial Statements. Due to ISP’s operational and financial characteristics, we have created a new operating segment starting October 1, 2004, Aerospace Equipment, to report the financial performance of the ISP business unit.

Our Other Businesses segment includes our real estate operation, which is winding down, and the production of environmental protection equipment, including waste water and seawater treatment systems.

A summary of our significant accounting policies is included in Note 1 to our Condensed Consolidated Financial Statements. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

Sales and Operating Revenues:

Specialty Chemicals Segment:

The Specialty Chemicals segment accounts for approximately 75% and 96% of our revenues during the three-month periods ended December 31, 2004 and 2003, respectively.

Perchlorate chemicals account for a major portion of the Specialty Chemicals segment revenues. In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors. As a result, any one individual AP customer usually accounts for a significant portion of our revenues.

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

Other significant sales contributors to the Specialty Chemicals segment are: (i) packaged explosives, (ii) sodium azide, and (iii) Halotron® fire extinguishing agents.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, we began consolidating the financial performance of our ES packaged explosive joint venture as of March 31, 2004. Geographic markets for ES products include the US, Canada and Mexico. The primary buyers of SEC’s products are explosive distributors who provide products and services to companies in the aggregates, construction, Eastern U.S. coal, precious mineral and metal mining industries.

Overall consumption of commercial explosives is expected to increase throughout 2005, in line with improved performance of the economy in general, and more specifically the aggregates, construction, Eastern U.S. coal, and metal mining sectors. We also expect Congress to pass a new, multi-year Transportation Bill in 2005, and as this works its way through the construction industry it will stimulate spending on new road construction, as well as infrastructure maintenance and renewal. This will increase demand for package products used in road construction and quarrying, particular the Company’s Presplit product line and the new emulsion products. The increased mining activity in the coal industry seen during 2004 is expected to continue as long as there is no significant downturn in the price of oil and natural gas.

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

Aerospace Equipment Segment:

The newly formed Aerospace Equipment segment accounts for approximately 21% of our revenues during the three-month period ended December 31, 2004. Prior to this most recent three month period, the segment did not exist.

The ISP business is the sole contributor to the Aerospace Equipment segment. The ISP business manufactures in-space propulsion thrusters that are either monopropellant or bipropellant based products. Monopropellant thrusters utilize a single liquid fuel source (typically hydrazine), whereas bipropellant thrusters use a combination of a liquid fuel (typically monomethylhydrazine) and an oxidizer.

The selection of propulsion thruster is based on the satellite’s or spacecraft’s mission and encompasses a variety of factors. The factors generally include type of mission, mission length, type of orbit, mass, type of launch vehicle and price. The ISP business supplies both governmental and commercial satellite customers. Sales to these customers are usually awarded based on product performance, pricing, and reliability.

The market for ISP products is expected to grow modestly over the next several years. Government funding for defense, earth observation and space systems satellites is stable, but continued budget pressure will stretch some of these programs. Funding for missile defense programs is also expected to remain flat given budget pressures. The commercial satellite industry is expecting higher growth as a result of demand from broadband, HDTV and communications applications. Higher growth rates are expected in the markets for ISP products after the next several years as a result of the replacement of existing military and defense communications constellation systems.

Other Businesses Segment:

The Other Businesses segment accounts for approximately 5% and 3.5% of our revenues during the three-month periods ended December 31, 2004 and 2003, respectively. This segment included sales from our real estate and environmental equipment businesses.

There were no real estate sales during the three-month periods ended December 31, 2004 and 2003. We have approximately 14 acres remaining in our Nevada portfolio and real estate sales will cease after the sale of this property.

We sell electrochemical equipment used to purify air or water in municipal, industrial and power generation applications. At the heart of these systems is a proprietary bi-polar electrochemical cell which uses brine or seawater to produce the necessary chemicals. We compete with companies that utilize other technologies and those that utilize technologies similar to ours. Our success depends principally upon our ability to be cost competitive and, at the same time, to provide a quality product.

Cost of Sales:

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

Net Income (Loss):

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

Critical Accounting Policies and the Use of Estimates

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

Sales and Revenue Recognition:

Sales of the specialty chemicals and environmental protection products are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their election, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title are transferred to the customers. Sales of the environmental protection equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing which is when we record the sale.

Depreciable Lives of Plant and Equipment:

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

Impairment of Long-Lived Assets — Plant and Equipment:

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

The estimate of plant and equipment fair value is based on estimated discounted future cash flows expected to be generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce, and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

Impairment of Long-Lived Assets – Goodwill and Intangible Assets:

The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity. The Company currently has no goodwill in its financial statements. Disclosures related to intangible assets are included in Note 1.

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

Income Taxes:

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

Pension Benefits:

The Company sponsors defined benefit pension plans in various forms for employees who meet eligibility requirements. Several assumptions and statistical variables are used in actuarial models to calculate the pension expense and liability related to the various plans. Assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases are determined by the Company. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations. Information with respect to pension expenses and liabilities, together with the impact of changes in key assumptions is discussed in Note 8 to our Consolidated Financial Statements included in our September 30, 2004 Annual Report on Form 10-K.

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental matters, tax matters, the resolution of litigation, and the recoverability of investments in and advances to our ES joint venture. A discussion of environmental and legal matters is included in Note 5 to our Condensed Consolidated Financial Statements. Information on some of the key estimates and assumptions on which our annual provision for income taxes is based may be found in Note 7 to our Consolidated Financial Statements included in our September 30, 2004 Annual Report on Form 10-K.

Actual results will inevitably differ to some extent from the estimates on which our Condensed Consolidated Financial Statements are prepared at any given point in time. Despite these inherent limitations, we believe that our Management’s Discussion and Analysis and Condensed Consolidated Financial Statements provide a meaningful and fair perspective on our Company.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales and Operating Revenues:

For the three months ended December 31, 2004, sales increased by $13.5 million, or 281% to $18.3 million from $4.8 million in the corresponding period of the prior year. This increase was attributable to an increase in Specialty Chemicals and Other Businesses segment sales of $9.0 million and $0.7 million respectively. In addition, sales from our new ISP business reported in the newly formed Aerospace Equipment segment increased our sales by $3.7 million for the three months ended December 31, 2004.

The increase in the Specialty Chemicals segment’s sales resulted principally from higher sales volume of perchlorate chemicals and the inclusion of ES packaged explosives sales in our financial results as compared to fiscal 2004.

The increase in sales in the Other Businesses segment resulted principally from an increase of $0.5 million in environmental equipment sales in fiscal 2005 as compared to fiscal 2004. There were no real estate sales in the first quarter of fiscal 2004.

Cost of Sales:

Cost of sales increased $8.2 million, or 191%, in the three months ended December 31, 2004, to $12.5 million from $4.3 million in the corresponding period of the prior year. As a percentage of sales, cost of sales was 69% in the first quarter of fiscal 2005, compared to 90% in the first quarter of fiscal 2004.

The increases in cost of sales during in the three months ended December 31, 2004 versus the corresponding period ended December 31, 2003, was principally as a result of the inclusion of the ES packaged explosives joint venture and the addition of our newly formed Aerospace Equipment segment. Cost of sales also increased during this period as a result of higher sales volumes from our perchlorate chemicals and environmental protection equipment businesses.

Operating Expenses:

Operating (selling, general and administrative) expenses increased $2.9 million, or 78%, in the three months ended December 31, 2004, to $6.7 million from $3.8 million in the corresponding period of 2003. The increase in operating expenses was due primarily to: (i) the consolidation of the ES packaged explosive joint venture as of the third quarter of fiscal 2004, (ii) the addition of the ISP business into the newly formed Aerospace Equipment segment on October 1, 2004, (iii) an increase in environmental remediation expenditures, and (iv) corporate development costs.

Net Interest and Other Expense (Income):

Net interest and other expense decreased by $0.2 million to $(0.1) million in the three months ended December 31, 2004, from $0.1 million in the corresponding period of the prior year.

Segment Operating Income (Loss)

Operating income (loss) of our industry segments during the three-month periods ended December 31, 2004 and 2003, respectively, was as follows:

	2004	2003
Specialty Chemicals	$(970,000)	$(2,915,000)
Aerospace Equipment	(186,000)
Other Businesses	170,000	(379,000)

Total	$(986,000)	$(3,294,000)

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the three months ended December 31, 2004 and 2003. General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP, sodium azide, in-space propulsion thrusters require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used for) operating activities were $3.0 million and $(5.3) million during the three months ended December 31, 2004 and 2003, respectively. The increase in cash flows from operating activities, as referred to above, was primarily due to higher sales volumes. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including the repurchase of our Common Stock and/or dividends under the Program. However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for our products may have an effect on the use and availability of cash.

Capital expenditures were $0.6 million and $0.3 million during the three months ended December 31, 2004 and 2003, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

We did not issue or repurchase any of our Common Stock during the three-month period ended December 31, 2004.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Various discussions in this Quarterly Report on Form 10-Q contain forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

1.	(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program (including President Bush’s current plan to ultimately terminate shuttle operations), that would cause further decreases in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for Grade I AP and other perchlorates, sodium azide, Halotron, explosives or thrusters (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron and our environmental products have limited applications and highly concentrated customer bases.

2.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 5 to our Condensed Consolidated Financial Statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

3.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively (including recently acquired ES and Ampac-ISP).

4.	Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing and explosives businesses.

5.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

6.	The near depletion of our Clark County, Nevada commercial real estate, with only 14 acres remaining for sale.

7.	The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

8.	The dependence upon a single facility for the production of most of our products.

9.	Provisions of our Certificate of Incorporation and Bylaws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirors to obtain a control position in us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates. We did not have any long-term debt outstanding for the period ending December 31, 2004 and 2003, respectively. As of December 31, 2004, we did not have any derivative-based financial instruments. However, the amount of any outstanding debt may fluctuate and we may at some time be subject to financing risk. There have been no material changes in market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K.

     a) Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K:

On October 4, 2004, the Registrant a report on Form 8-K, announcing that it completed the acquisition of the former Atlantic Research Corporation’s in-space propulsion business from Aerojet-General Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION
Date: February 10, 2005	/s/ JOHN R. GIBSON
John R. Gibson
Chief Executive Officer and President

Date: February 10, 2005	/s/ SETH L. VAN VOORHEES
Seth L. Van Voorhees
Vice President, Treasurer, Chief Financial Officer & Secretary

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002