Form 10-Q
period 2005-03-31
AMERICAN PACIFIC CORP
filed 2005-05-13
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2005

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

          The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2005 was 7,300,000.

PART I.  FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,

	2005	2004	2005	2004

Sales and Operating Revenues	$18,513,000	$18,787,000	$36,767,000	$23,581,000
Cost of Sales	11,986,000	11,398,000	24,531,000	15,723,000

Gross Profit	6,527,000	7,389,000	12,236,000	7,858,000
Operating Expenses	7,113,000	6,102,000	13,808,000	9,866,000

Operating Income (Loss)	(586,000)	1,287,000	(1,572,000)	(2,008,000)
Interest Income	148,000	309,000	257,000	553,000
Interest and Other Expense	42,000	110,000	108,000	450,000

Income (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect	(480,000)	1,486,000	(1,423,000)	(1,905,000)
Income Taxes (Benefit)	(177,000)	520,000	(526,000)	(667,000)

Income (Loss) Before Extraordinary Item and Cumulative Effect	(303,000)	966,000	(897,000)	(1,238,000)
Extraordinary Item, Net			1,622,000
Cumulative Effect of Change in Accounting Principle		769,000		769,000

Net Income (Loss)	$(303,000)	$197,000	$725,000	$(2,007,000)

Basic Income (Loss) Before Extraordinary Item and Cumulative Effect Per Share	$(0.04)	$0.13	$(0.12)	$(0.17)
Basic Net Income (Loss) Per Share	$(0.04)	$0.03	$0.10	$(0.28)

Average Shares Outstanding	7,292,000	7,285,000	7,292,000	7,270,000

Diluted Net Income (Loss) Before Extraordinary Item and Cumulative Effect Per Share	$(0.04)	$0.13	$(0.12)	$(0.17)
Diluted Net Income (Loss) Per Share	$(0.04)	$0.03	$0.10	$(0.28)

Diluted Shares	7,312,000	7,363,000	7,313,000	7,270,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2005	September 30, 2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$28,446,000	$23,777,000
Accounts and Notes Receivable	12,434,000	15,963,000
Related Party Notes and Accrued Interest Receivable	274,000	268,000
Inventories	17,200,000	13,827,000
Prepaid Expenses and Other Assets	1,505,000	666,000
Deferred Income Taxes	526,000	320,000

Total Current Assets	60,385,000	54,821,000
Property, Plant and Equipment, Net	16,517,000	16,573,000
Intangible Assets, Net	11,813,000	13,679,000
Investment in Joint Venture	22,000	227,000
Deferred Income Taxes	10,776,000	11,585,000
Other Assets, Net	3,421,000	3,743,000

TOTAL ASSETS	$102,934,000	$100,628,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2005	September 30, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,023,000	$4,481,000
Accrued Liabilities	6,166,000	5,649,000
Other Long-Term Liabilities	5,938,000	5,698,000

TOTAL LIABILITIES	17,127,000	15,828,000

Commitments and Contingencies
Shareholders’ Equity:
Common Stock	932,000	932,000
Capital in Excess of Par Value	86,171,000	86,148,000
Retained Earnings	16,643,000	15,897,000
Treasury Stock	(16,982,000)	(16,982,000)
Accumulated Other Comprehensive Loss	(957,000)	(1,195,000)

Total Shareholders’ Equity	85,807,000	84,800,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,934,000	$100,628,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(unaudited)

	For the six months ended March 31,

	2005	2004

Cash Flows From Operating Activities	$9,806,000	$7,055,000

Cash Flows For Investing Activities:
Capital Expenditures	(1,147,000)	(788,000)
Asset Purchase	(4,468,000)

Net Cash Used in Investing Activities	(5,615,000)	(788,000)

Cash Flows For Financing Activities:
Dividends		(3,055,000)
Equity Purchased by Minority Shareholders	125,000
Proceeds from Issuance of Debt	300,000
Issuance of Common Stock	24,000	2,290,000
Treasury Stock Acquired		(2,752,000)

Net Cash Provided by (Used in) Financing Activities	449,000	(3,517,000)

Effect of foreign currency exchange rate changes on cash	29,000

Net Change in Cash and Cash Equivalents	4,669,000	2,750,000
Cash and Cash Equivalents, Beginning of Period	23,777,000	27,140,000
Cash and Cash Equivalents, End of Period	$28,446,000	$29,890,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN PACIFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.	BASIS OF REPORTING

The accompanying Condensed Consolidated Financial Statements are unaudited and do not include certain information and disclosures included in the Annual Report on Form 10-K of American Pacific Corporation (the “Company”, “we”, “us”, or “our”).  The Condensed Consolidated Balance Sheet as of September 30, 2004, was derived from the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. Such statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2004. In our opinion, however, all adjustments necessary for a fair presentation have been included. The operating results and cash flows for the three-month and six-month periods ended March 31, 2005 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Revenue recognition of the specialty chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their request, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title are transferred to the customers. Sales of the water treatment equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, the intangible asset related to our perchlorate acquisition (the “Acquisition”) in fiscal 1998 will continue to be amortized under its originally assigned life of ten years. At March 31, 2005, this intangible asset had a gross carrying value of approximately $39 million and accumulated amortization of approximately $27.5 million. Amortization expense was approximately $2.0 million during both the six months ended March 31, 2005, and 2004. Amortization expense is estimated to amount to approximately $3.9 million in each of the years during the three-year period ending September 30, 2007.

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

We consolidated the ES joint venture as of March 31, 2004. We reported a cumulative effect of an accounting change of $769,000 (net of tax benefit of $414,000) on our 2004 second quarter income statement to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception. The consolidation of the ES joint venture significantly changed various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.  We are in the process of assessing the extent of the impact such adoption would have on our financial statements, if any.

In December 2004, the FASB issued a revision to SFAS 123 (revised in 2004, as described below), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The revision eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. In April 2005, the U.S. Securities and Exchange Commission extended the deadline for small companies to expense employee stock options to the fiscal year after December. 15, 2005. The announcement does not change the new accounting requirement issued by the Financial Accounting Standards Board, but only amends the required compliance dates. Beginning in our first quarter of fiscal 2006, the revision will be reflected in our consolidated financial statements.

Certain reclassifications, which have no effect on previously reported net income, have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation.

Other comprehensive income (loss) represents a minimum pension liability and foreign currency transaction adjustments. Comprehensive income (loss) for the three-month and six-month periods ended March 31, 2005 and 2004, was as f ollows:

	Three Months Ending March 31, 2004	Six Months Ending March 31, 2004	Three Months Ending March 31, 2005	Six Months Ending March 31, 2005

Income (Loss) before Extraordinary Gain and Cumulative Effect	$197,000	$(2,007,000)	$(303,000)	$(897,000)
Foreign Currency Transaction Adjustment	—	—	(42,000)	29,000
Minimum Pension Liability Adjustment	23,000	703,000	(221,000)	209,000

Comprehensive Income (Loss)	$220,000	$(1,304,000)	$(566,000)	$(659,000)

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are calculated by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents.

	Three Months Ending March 31, 2004	Six Months Ending March 31, 2004	Three Months Ending March 31, 2005	Six Months Ending March 31, 2005

Average shares outstanding	7,285,000	7,270,000	7,292,000	7,292,000
Dilutive options and restricted shares outstanding	78,000	71,000	20,000	21,000

Diluted shares	7,363,000	7,341,000	7,312,000	7,313,000

Disclosures of loss per share are in accordance with SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” We have elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options. Under APB No. 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

We granted stock options to our directors in the first quarters of both fiscal 2005 and fiscal 2004. The effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option grants would have been as follows:

	Three Months Ended March 31		Six Months Ended March 31

	2005	2004	2005	2004

Income (loss) before extraordinary item and cumulative effect:
As reported	$(303,000)	$966,000	$(897,000)	$(1,238,000)
Total stock based employee compensation expense using the fair value based method, net of related tax	16,000	112,000	98,000	112,000

Pro forma	$(319,000)	$854,000	$(995,000)	$(1,350,000)

Net income (loss):
As reported	$(303,000)	$197,000	$725,000	$(2,007,000)
Total stock based employee compensation expense using the fair value based method, net of related tax	16,000	112,000	98,000	112,000

Pro forma	$(319,000)	$85,000	$627,000	$(2,119,000)

Basic earnings (loss) per share:
Income (loss), before extraordinary item and cumulative effect, as reported	$(0.04)	$0.13	$(0.12)	$(0.17)
Pro forma	$(0.04)	$0.12	$(0.14)	$(0.19)
Net income (loss), as reported	$(0.04)	$0.03	$0.10	$(0.28)
Pro forma	$(0.04)	$0.01	$0.09	$(0.29)
Diluted earnings (loss) per share:
Income (loss), before extraordinary item and cumulative effect, as reported	$(0.04)	$0.13	$(0.12)	$(0.17)
Pro forma	$(0.04)	$0.12	$(0.14)	$(0.19)
Net income (loss), as reported	$(0.04)	$0.03	$0.10	$(0.28)
Pro forma	$(0.04)	$0.01	$0.09	$(0.29)

The fair value of the options granted were estimated on the date of their grant. Options granted during fiscal 2005 had a fair value of $3.74 and options granted during fiscal 2004 had a fair value of $4.18. This fair value was determined using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Volatility	50%	50%
Risk-free interest rate	3.5%	3.0%
Expected life	4.5 years	4.5 years

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2005	September 30, 2004

Work-in-process	$8,816,000	$6,321,000
Raw materials and supplies	8,384,000	7,506,000

Total	$17,200,000	$13,827,000

4.	DEBT

As of March 31, 2005, we had approximately $2.1 million in outstanding standby letters of credit with $1.0 million of additional availability with US Bank. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power. During the three month period ending March 31, 2005 our ES joint venture issued $300,000 of senior secured debt securities to minority shareholders for working capital and other business purposes.

5.	COMMITMENTS AND CONTINGENCIES

Although they are not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), perchlorates have been added to the EPA’s Contaminant Candidate List. We manufactured perchlorate chemicals at a facility on the Henderson site until the facility was destroyed in May 1988, after which we relocated our perchlorate production to our chemical facility located in Iron County, Utah. Kerr-McGee also operated a perchlorate production facility in Henderson, Nevada for many years prior to the start of our facility in that area. In 1998, Kerr-McGee ceased the production of perchlorates at the Henderson site. As a result of their longer production history in Henderson, Nevada, the Kerr-McGee operation has manufactured significantly greater amounts of perchlorates over time than did our operation.

The EPA is conducting a risk assessment relating to perchlorates and has recommended a preliminary reference dose for perchlorates that would equate to 1 parts per billion (“ppb”) in drinking water. Certain states are also conducting risk assessments and some have set preliminary levels as low as 1 ppb. To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based upon credible science. The National Academy of Sciences (“NAS”) was requested to review the work done by EPA to date along with other science that was disregarded or developed after EPA had drawn their conclusions. The NAS report was released January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 ppb. The EPA has adopted the 24.5 ppb perchlorate level for its Drinking Water Equivalent Level (“DWEL”) and we believe that the agency is likely to adopt the 24.5 ppb level as its published reference dose for perchlorates. Public statements indicate that the EPA intends to complete its risk assessment and make a final reference dose recommendation, along with a decision of whether or not a Maximum Contaminate Level (“MCL”) is required.

In 1997, the Southern Nevada Water Authority detected trace amounts of perchlorate chemicals in Lake Mead and the Las Vegas Wash, bodies of water near our real estate development property in Henderson, Nevada (in the Las Vegas area). Lake Mead is a source of drinking water for the City of Las Vegas, neighboring areas and certain areas of metropolitan Southern California. Perchlorate chemicals (at levels thousands of times higher than found in Lake Mead) are a potential health concern because they can interfere with the uptake of iodine by the thyroid gland.  While iodine uptake inhibition is a mundane occurrence, if the uptake inhibition is high enough and lasts for a substantial period, then thyroid hormone production is affected.

The Water Authority’s testing has shown perchlorate concentrations of 4 to 18 ppb in Clark County drinking water. In response to this discovery, we engaged environmental consultants to drill ground water monitoring wells in order to characterize ground water at, and in the vicinity of, the Henderson site. The results of our tests over a period of time have shown perchlorate concentrations in the ground water near, and at a distance from, the former Henderson site range from 0 to approximately 750,000 ppb at certain monitoring wells. We have continued to evaluate the sources of these amounts of perchlorate, possible environmental impacts, and potential remediation methods (including the pilot process described below). We also completed a pilot remediation testing process to remediate groundwater containing perchlorate at and near the Henderson site in 2003 using a biological in situ method. This pilot remediation test achieved all its operational objectives.

We are cooperating with Federal, State and local agencies in the investigation and evaluation of perchlorate contamination found in Henderson, Nevada, possible environmental impacts and potential remediation methods.  By the end of fiscal 2005, we expect to finalize a work plan with various state regulatory authorities for the installation and operation of a perchlorate system on a site in Henderson, Nevada. In addition, prior to the end of this fiscal year we expect to take a charge for the accrual of the potential costs of this remediation system once they can be reasonably determined or estimated. We are also exploring whether we can seek reimbursement for these potential remediation costs.

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

On June 4, 2004, Alan Andrew Curtis and Linda Ann Curtis, residents of Bullhead City, Arizona, filed an action in the United States District Court for the District of Arizona entitled Alan Andrew Curtis, an individual (“Husband”); Linda Ann Curtis, an individual (“Wife”), Plaintiffs, vs. City of Bullhead City, Arizona a municipality; The County of Mohave, Arizona; The State of Arizona; Arizona Department of Environmental Quality; Arizona-American Water Company; The State of Nevada; Clark County Nevada; The Southern Nevada Water Authority; Kerr-McGee Corporation LLC; American Pacific Corporation; State Title Corporation of Arizona; Mister and Miss Edward Koontz; The United States Department of the Interior; The United States Environmental Protection Agency Region IX; and Does 1 through 100, Inclusive, Defendants, alleging that various combinations of defendants are liable under federal and state law for damages and injuries suffered by the Curtis’ and the environment as a result of perchlorate and other contaminants found in the Colorado River, and requesting compensation and injunctive relief. We waived service of the summons and complaint on August 12, 2004, and filed a motion to dismiss based on perceived jurisdictional, procedural, and substantive defects in the Curtis’ complaint on September 20, 2004. Several other defendants also filed motions to dismiss. There have been numerous motions to strike documents filed by the Curtis’.  A Hearing to consider the various motions to dismiss by several Defendants is scheduled for June 20, 2005.  The court has not yet ruled on any motion to dismiss, and we are therefore not in a position to know with any degree of certainty how the Court views the merits of the Curtis’ claims. We expect decisions from the court on our and other defendants’ motions to dismiss in the near term. In the event one or more of the Curtis’ claims survive the initial motions, our plan is to conduct thorough discovery of all remaining claims.

We have been and are also involved in other lawsuits. We believe that these other lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

6.	SEGMENT INFORMATION

Our fiscal 2004 financial statements included two operating segments: Specialty Chemicals and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.

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

The Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. As of March 31, 2005, we have completed the sale of all our improved land in the Gibson Business Park (near Las Vegas, Nevada) that we intend to monetize and we do not anticipate significant real estate sales activity in future financial reporting periods.

On October 1, 2004, we created a new operating segment, Aerospace Equipment, to report the financial performance of the former Atlantic Research Corporation’s in-space propulsion business (“ISP”) that we acquired from Aerojet-General Corporation. The financial performance of ISP was included for the first time in our Condensed Consolidated Financial Statements for the first quarter of 2005.

We had one customer that accounted for 10% or more of our total sales during at least one of the six-month periods ended March 31, 2005 and 2004.  Sales to this customer during the six months ended March 31 were as follows:

Customer	Chemical	2005	2004

A	Perchlorates	$ 9,282,000	$ 13,367,000

Additional information about our operations in different segments for the three months and six months ended March 31, 2005 and 2004, is provided below.

	Three Months Ended March 31,		Six Months Ended March 31,

	2005	2004	2005	2004

Revenues:
Specialty Chemicals	$13,097,000	$17,678,000	$26,734,000	$22,305,000
Aerospace Equipment	2,144,000	—	5,879,000	—
Other Businesses	3,272,000	1,109,000	4,154,000	1,276,000

Total revenues	$18,513,000	$18,787,000	$36,767,000	$23,581,000

Operating income (loss):
Specialty chemicals	$(2,351,000)	$1,393,000	$(3,375,000)	$(1,523,000)
Aerospace Equipment	(360,000)	—	(546,000)	—
Other Businesses	2,125,000	(106,000)	2,349,000	(485,000)

Total segment operating income (loss)	(586,000)	1,287,000	(1,572,000)	(2,008,000)
Unallocated net income (expense)	106,000	199,000	149,000	103,000

Income (loss) before income taxes, extraordinary item and cumulative effect	$(480,000)	$1,486,000	$(1,423,000)	$(1,905,000)

7.	ACQUISITION

As discussed in Note 6, on October 1, 2004, we acquired the former Atlantic Research Corporation’s in-space propulsion business (the “Acquisition”) from Aerojet-General Corporation. The purchase price for this acquisition included: (i) $3.5 million in cash, (ii) the assumption of certain liabilities, and (iii) a post-closing working capital adjustment. This working capital purchase price adjustment for this transaction has not been completed.

Approximately $8.5 million of net assets were acquired as part of this transaction. Since the purchased price was less than the net assets acquired, non-current assets were recorded at zero and an after-tax extraordinary gain of $1.6 million was recognized (net of approximately $1.0 million income tax expense). The purchase price allocation has been reflected in the Condensed Consolidated Financial Statements, however, this allocation is still subject to possible future reallocations.

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

In accordance with the provisions of the Program, during the six months ended March 31, 2004, the Company repurchased 300,000 shares of its Common Stock for $2.8 million, and on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share payable on January 9, 2004, to shareholders of record on December 29, 2003. The total amount of the cash dividend paid in January 2004 was approximately $3.1 million.

9.	DEFINED BENEFIT PLAN

As of March 31, 2005 the Company has contributed $771,000 to the Defined Benefit Plan to fund benefit payments and anticipates making approximately $841,000 in additional contributions during fiscal 2005.  No contributions to the Supplemental Executive Retirement Plan have been made during the first six months of fiscal 2005, and the Company does not anticipate making any contributions during the remainder of the fiscal year.

Defined Benefit Plan

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Components Of Net Periodic Benefit Cost:
Service Cost	$250,000	$236,000
Interest Cost	400,000	366,000
Return on Assets	-343,000	-291,000
Amortization of prior service credits	15,000	15,000
Recognized actuarial loss	102,000	118,000

Net Periodic Benefit Cost	$424,000	$444,000

Supplemental Executive Retirement Plan

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Components Of Net Periodic Benefit Cost:
Service Cost		$4,000
Interest Cost	$37,000	46,000
Amortization of prior service credits	11,000	11,000
Recognized actuarial loss	7,000	7,000

Net Periodic Benefit Cost	$55,000	$68,000

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our business strategy, the effect of GAAP accounting pronouncements on our recognition of revenue, uncertainty regarding our future operating results and our profitability, anticipated sources of revenue and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.

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

On October 1, 2004, we acquired the ISP business from Aerojet-General Corporation. Due to ISP’s operational and financial characteristics, we created a new Aerospace Equipment segment to report the financial performance of the ISP business unit. The financial performance of ISP has been included in our Condensed Consolidated Financial Statements since the first quarter of fiscal 2005.

Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water. The Other Businesses segment also includes the sale of our improved land in the Gibson Business Park (near Las Vegas, Nevada). All of the real estate assets that were targeted for sale have been monetized and we do not anticipate significant real estate sales activity in the future financial reporting periods.

A summary of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2004. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

Sales and Operating Revenues:

Specialty Chemicals Segment:

The Specialty Chemicals segment accounts for approximately 71% and 94% of our revenues during the three-month periods ended March 31, 2005 and 2004, respectively.

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

The suspension of Space Shuttle missions since the Columbia disaster reduced the sales volume of our Grade I AP products in fiscal 2004 to 11.2 million pounds. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP increased throughout the year. The Space Shuttle is currently expected to resume flights beginning in July 2005 with four to five flights per year thereafter, although there is no assurance in this regard. Based principally upon market information we received from our customers, we currently estimate that our annual sales volumes of Grade I AP will range between 10.0 and 13.0 million pounds over the next three years. In addition, the new space exploration initiative for NASA announced by President Bush in January 2004 could have a significant impact on the demand for Grade I AP, however, the ultimate impact from this initiative remains uncertain at this time.

We also produce and sell other perchlorates. Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. We have experienced a change in the sales mix of other perchlorates, from lower price per pound products to higher price and margin per pound products. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators. Some of these applications are in a development phase, and there can be no assurance that sales of the higher price and higher margin products will continue. A significant reduction in these sales would have a material adverse effect on our results of operations and financial condition.

Other significant sales contributors to the Specialty Chemicals segment are: (i) packaged explosives, (ii) sodium azide, and (iii) Halotron ® fire extinguishing agents.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, we began consolidating the financial performance of our ES packaged explosive joint venture as of March 31, 2004. Geographic markets for ES products include the US, Canada and Mexico. The primary buyers of Slurry Explosives Corp.’s products are explosive distributors who provide products and services to companies in the aggregates, construction, Eastern U.S. coal, precious mineral and metal mining industries.

Overall consumption of commercial explosives is expected to increase throughout 2005, in line with improved performance of the economy in general, and more specifically the aggregates, construction, Eastern U.S. coal, and metal mining sectors. We also expect Congress to pass a new, multi-year Transportation Bill in 2005, and as this works its way through the construction industry it will stimulate spending on new road construction, as well as infrastructure maintenance and renewal.  The bill has already passed the House vote, and it is currently before the Senate.  Passage of the bill will increase demand for package products used in road construction and quarrying, particular the Company’s Presplit product line and the new emulsion products.  Significant investments have also been made in the development of new Presplit formulations manufactured under private label, and we expect the product to be well received by the market.  The increased mining activity in the coal industry seen during 2004 is expected to continue as long as there is no significant downturn in the price of oil and natural gas, with coal being broadly recognized as a leading future commodity in the energy sector.  We expect sales of products sold to the Eastern U.S. coal industry to remain robust in 2006.

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

Halotron is designed to replace halon-based fire extinguishing systems. Accordingly, demand for Halotron depends upon a number of factors including the willingness of commercial, government, and military consumers to switch from halon-based systems, the effects of competing products, as well as existing and potential governmental regulations.

Aerospace Equipment Segment:

The newly formed Aerospace Equipment segment accounts for approximately 16% of our revenues during the six-month period ended March 31, 2005. Prior to this most recent six month period, the segment did not exist.

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

The selection of a propulsion system is based on the satellite’s or spacecraft’s mission and encompasses a variety of factors. The factors generally include type of mission, mission length, type of orbit, mass, type of launch vehicle and price. The ISP business supplies both government and commercial satellite customers. Sales to these customers are usually awarded based on product performance, pricing, and reliability.

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

Other Businesses Segment:

The Other Businesses segment accounts for approximately 11% and 5% of our revenues during the six-month periods ended March 31, 2005 and 2004, respectively. This segment included sales from our real estate and water treatment equipment businesses.

Real estate sales accounted for approximately 9% and 0% of our revenues during the six-month periods ended March 31, 2005 and 2004, respectively.  We have approximately 2 acres remaining in our Nevada portfolio and real estate sales will cease after the sale of this property.

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

Net Income (Loss):

Although our net income (loss) and diluted net income (loss) per common share have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others: (i) as discussed in Note 5 to our Condensed Consolidated Financial Statements, we may incur material legal and other costs associated with certain litigation and contingencies; (ii) the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron, packaged explosives and water treatment equipment sales in the future is uncertain; (iii) weighted average common and common equivalent shares for purposes of calculating diluted net income per common share are subject to significant fluctuations based upon changes in the market price of our Common Stock due to outstanding warrants and options; (iv) the results of periodic reviews of impairment issues; and (v) the ability to pass on increases in raw material costs to our customers.

Critical Accounting Policies and the Use of Estimates:

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

Sales and Revenue Recognition:

Sales of the specialty chemicals and water treatment products are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their request, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title are transferred to the customers. Sales of the water treatment equipment segment are recognized when the product is shipped. We receive cash for the full amount of real estate sales at the time of closing which is when we record the sale.

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

Impairment of Long-Lived Assets - Plant and Equipment:

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

The estimate of plant and equipment fair value is based on estimated discounted future cash flows expected to be generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales and Operating Revenues:

For the three months ended March 31, 2005, sales decreased by $0.3 million, or 1% to $18.5 million from $18.8 million in the corresponding period of the prior year. This decrease was attributable to a decrease in Specialty Chemicals segment sales of $4.6 million. In comparison to the comparable period in the prior year, the decline in Specialty Chemicals segment sales was substantially offset by the $2.1 million of sales from (i) our recently acquired ISP business whose financial results are reported in our new Aerospace Equipment segment and (ii) the $2.2 million increase in Other Businesses segment sales.

The decline in Specialty Chemicals segment sales volume during the three month period ending March 31 was principally due to lower levels of perchlorate sales in comparison to the comparable period in the prior year. The increased sales volumes of our Other Businesses segment was principally due to a higher level of real estate activity completed during the period in comparison to the comparable period in the prior year.

Cost of Sales:

Cost of sales increased $0.6 million, or 5%, in the three months ended March 31, 2005, to $12.0 million from $11.4 million in the comparable period in the prior year.  As a percentage of sales, cost of sales was 65% in the second quarter of fiscal 2005, compared to 61% in the comparable period in the prior year.

The increase in cost of sales during in the three months ended March 31, 2005 versus the corresponding period ended March 31, 2004, was principally a result of higher cost of sales from our Aerospace Equipment and Other Businesses segments, which were partially offset by lower cost of sales from our Specialty Chemicals segment.

Operating Expenses:

Operating (selling, general and administrative) expenses increased $1.0 million, or 17%, in the three months ended March 31, 2005, to $7.1 million from $6.1 million in the corresponding period of 2004. The increase in operating expenses was due primarily to: (i) the consolidation of our packaged explosive joint venture as of the third quarter of fiscal 2004, (ii) the addition of the ISP business into the newly formed Aerospace Equipment segment on October 1, 2004, (iii) an increase in environmental remediation expenditures, and (iv) corporate development costs.

Interest Income/Interest and Other Expense:

Interest income decreased to $0.1 million in the three months ended March 31, 2005, from $0.3 million in the corresponding period of the prior year. Interest and other expense decreased to $42,000 in the three months ended March 31, 2005, from $0.1 million in the corresponding period of the prior year. The decline in: (i) interest income and (ii) interest and other expense, for the three month period ending March 31 was primarily as a result of the elimination of interest and other expense from the consolidation of our packaged explosive joint venture.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Sales and Operating Revenues:

For the six months ended March 31, 2005, sales increased by $13.2 million, or 56% to $36.8 million from $23.6 million in comparison to the comparable period in the prior year. This increase was attributable to (i) an increase in Specialty Chemicals and Other Businesses segment sales of $4.4 million and $2.9 million respectively, and (ii) $5.9 million of sales from our ISP business whose financial results are reported in our new Aerospace Equipment segment.

In comparison to the comparable period in the prior year, the increase in Specialty Chemicals segment sales during the six month period ending March 31 resulted principally from higher sales volume of perchlorate chemicals and the inclusion of our packaged explosives sales in our financial results in fiscal 2005 in comparison to the comparable period in the prior year. The increased sales volume in our Other Businesses segment was principally due to a higher level of real estate activity completed during the period in comparison to the comparable period in the prior year.

Cost of Sales:

Cost of sales increased $8.8 million, or 56%, in the six months ended March 31, 2005, to $24.5 million from $15.7 million in the corresponding period of the prior year.  As a percentage of sales, cost of sales was 67% in the first six months of fiscal 2005 and fiscal 2004.

The increase in cost of sales during in the six months ended March 31, 2005 versus the corresponding period ended March 31, 2004, was principally a result of higher Specialty Chemicals and Other Businesses segment sales respectively. In addition, our recently acquired ISP business also increased our cost of sales for the six months ended March 31, 2005.

Operating Expenses:

Operating (selling, general and administrative) expenses increased $3.9 million, or 40%, in the six months ended March 31, 2005, to $13.8 million from $9.9 million in the corresponding period of 2004. The increase in operating expenses was due primarily to: (i) the consolidation of the our packaged explosive joint venture as of the third quarter of fiscal 2004, (ii) the addition of the ISP business into the newly formed Aerospace Equipment segment on October 1, 2004, (iii) an increase in environmental remediation expenditures, and (iv) corporate development costs.

Interest Income/Interest and Other Expense:

Interest income decreased to $0.3 million in the six months ended March 31, 2005, from $0.5 million in the corresponding period of the prior year. Interest and other expense decreased to $0.1 million in the six months ended March 31, 2005, from $0.4 million in the corresponding period of the prior year. The decline in: (i) interest income and (ii) interest and other expense, for the six month period ending March 31 was primarily as a result of the elimination of interest and other expense from the consolidation of our packaged explosive joint venture.

INFLATION

General inflation did not have a significant effect on our sales and operating revenues or costs during the three months ended March 31, 2005 and 2004. General inflation may have an effect on gross profit in the future as certain of our agreements relating to Grade I AP, sodium azide, in-space propulsion thrusters require fixed prices, although certain of such agreements contain escalation features that should somewhat insulate us from increases in costs associated with inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $9.8 million and $7.1 million during the six months ended March 31, 2005 and 2004, respectively. The increase in cash flows from operating activities was primarily due to higher sales volumes.  We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations, including the repurchase of our Common Stock and/or dividends under the Program.  However, the resolution of litigation and contingencies, and the timing, pricing and magnitude of orders for our products may have an effect on the use and availability of cash.

Capital expenditures were $1.1 million and $0.8 million during the six months ended March 31, 2005 and 2004, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

We did not repurchase any of our Common Stock during the six-month period ended March 31, 2005.  As a result of the exercise of stock options, we issued 5,000 shares, for an aggregate price of $24,000, of our Common Stock during the six-month period ended March 31, 2005.

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

1.

(a) Declining demand (including excess customer inventories) or downward pricing pressure for our products as a result of general or specific economic conditions, (b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program (including President Bush’s current plan to ultimately terminate shuttle operations), that would cause further decreases in demand for Grade I AP, (c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for Grade I AP and other perchlorates, sodium azide, Halotron, explosives or thrusters (d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron and our water treatment products have limited applications and highly concentrated customer bases.

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

5.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

6.	The near depletion of our Clark County, Nevada commercial real estate, with only 2 acres remaining for sale.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates. We did not have any long-term debt outstanding for the period ending March 31, 2005 and 2004, respectively. As of March 31, 2005, we did not have any derivative-based financial instruments. However, the amount of any outstanding debt may fluctuate and we may at some time be subject to financing risk. There have been no material changes in market risk since March 31, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Voting results of matters submitted to a vote of Security Holders at our Annual Meeting of Stockholders held on March 8, 2005 were as follows:

Item No. 1 – Election of Class A Directors (through March 2007).

Name	Votes For	Votes Withheld

John R. Gibson	6,122,510	980,000
Jan H. Loeb	6,155,037	947,473

Item No. 2 – Election of Class B Directors (through March 2008).

Name	Votes For	Votes Withheld

Norval F. Pohl	6,145,185	957,325
C. Keith Rooker	5,464,983	1,637,527
Jane L. Williams	6,141,185	931,325

Mr. Rooker received less than 80% (approximately 76.9%) of the votes cast.  Accordingly, under the Registrant’s Certificate of Incorporation and Bylaws, he will remain in office, but must be renominated for election by the stockholders at the next Annual Meeting in March 2006.

Item No. 3 – Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm:

Votes For	Against	Abstained

6,675,288	9,165	418,057

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on February 11, 2005, announcing our financial results for the first quarter of fiscal year 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: May 12, 2005	/s/ JOHN R. GIBSON

John R. Gibson Chief Executive Officer and President

Date: May 12, 2005	/s/ SETH L. VAN VOORHEES

Seth L. Van Voorhees Vice President, Treasurer, Chief Financial Officer & Secretary