Form 10-Q
period 2005-06-30
AMERICAN PACIFIC CORP
filed 2005-08-12
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2005

OR

  Transition Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

Commission File Number 1-8137

AMERICAN PACIFIC CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3770 Howard Hughes Parkway, Suite 300
Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

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

          The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2005 was 7,299,000.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three months ended June 30,		Nine months ended June 30,

	2005	2004	2005	2004

Revenues	$16,301	$15,829	$53,068	$39,410
Cost of Revenues	12,178	10,994	36,709	26,717

Gross Profit	4,123	4,835	16,359	12,693
Operating Expenses	6,871	5,638	20,679	15,505
Environmental Remediation Charge	22,400	—	22,400	—

Operating Loss	(25,148)	(803)	(26,720)	(2,812)
Interest Income	174	59	431	612
Interest and Other Expense	93	62	201	512

Loss before Incomes Taxes, Extraordinary Gain and Cumulative Effect of Accounting Change	(25,067)	(806)	(26,490)	(2,712)
Income Tax Benefit	(9,275)	(282)	(9,801)	(949)

Loss Before Extraordinary Gain and Cumulative Effect of Accounting Change	(15,792)	(524)	(16,689)	(1,763)
Extraordinary Gain, Net of Tax	—	—	1,622	—
Cumulative Effect of Accounting Change, Net of Tax	—	—	—	(769)

Net Loss	$(15,792)	$(524)	$(15,067)	$(2,532)

Basic Loss Per Share:
Loss before Extraordinary Gain and Cumulative Effect of Accounting Change	$(2.16)	$(0.07)	$(2.29)	$(0.24)
Extraordinary Gain	—	—	0.22	—
Cumulative Effect of Change in Accounting	—	—	—	(0.11)

Net Loss	$(2.16)	$(0.07)	$(2.07)	$(0.35)

Diluted Loss Per Share:
Loss before Extraordinary Gain and Cumulative Effect of Accounting Change	$(2.16)	$(0.07)	$(2.29)	$(0.24)
Extraordinary Gain	—	—	0.22	—
Cumulative Effect of Change in Accounting	—	—	—	(0.11)

Net Loss	$(2.16)	$(0.07)	$(2.07)	$(0.35)

Weighted Average Shares Outstanding:
Basic	7,297,000	7,292,000	7,294,000	7,278,000
Diluted	7,297,000	7,292,000	7,294,000	7,278,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2005	September 30, 2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$20,594	$23,777
Accounts and Notes Receivable	17,438	15,963
Related Party Notes and Accrued Interest Receivable	229	268
Inventories	18,266	13,827
Prepaid Expenses and Other Assets	1,683	666
Deferred Income Taxes	1,501	320

Total Current Assets	59,711	54,821
Property, Plant and Equipment, Net	17,836	16,573
Intangible Assets, Net	10,838	13,679
Investment in Joint Venture	—	227
Deferred Income Taxes	19,065	11,585
Other Assets, Net	2,091	3,743

TOTAL ASSETS	$109,541	$100,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,898	$4,481
Accrued Liabilities	6,201	5,649

Total Current Liabilities	11,099	10,130
Enviromental Remediation Reserves	22,400	—
Other Long-Term Liabilities	6,212	5,698

Total Liabilities	39,711	15,828

Commitments and Contingencies
Shareholders’ Equity:
Common Stock	932	932
Capital in Excess of Par Value	86,172	86,148
Retained Earnings	830	15,897
Treasury Stock	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,122)	(1,195)

Total Shareholders’ Equity	69,830	84,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,541	$100,628

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(unaudited, in thousands)

	Nine Months Ended June 30,

	2005	2004

Cash Flows From Operating Activities	$2,433	$166

Cash Flows From Investing Activities:
Capital Expenditures	(1,611)	(886)
Acquisition of ISP Business	(4,468)	—

Net Cash Used in Investing Activities	(6,079)	(886)

Cash Flows From Financing Activities:
Dividends paid	—	(3,055)
Equity Purchased by Minority Shareholders	125	—
Proceeds from Issuance of Debt	300	—
Issuance of Common Stock	23	2,265
Treasury Stock Acquired	—	(2,752)
Other	15	—

Net Cash Provided by (Used in) Financing Activites	463	(3,542)

Net Change in Cash and Cash Equivalents	(3,183)	(4,262)
Cash and Cash Equivalents, Beginning of Period	23,777	27,140

Cash and Cash Equivalents, End of Period	$20,594	$22,878

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation:  The accompanying condensed consolidated financial statements of American Pacific Corporation and subsidiaries (the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods.  These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2004. The operating results and cash flows for the three-month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies:  A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004.

Principles of Consolidation – Our consolidated financial statements include the accounts of American Pacific Corporation, our wholly owned subsidiaries, and variable interest entities, as discussed below.  All significant intercompany accounts have been eliminated.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries.”

Prior to March 31, 2004, we treated our 50% equity interest in the Energetic System (“ES”) joint venture as an unconsolidated operation whose financial performance was disclosed, but not consolidated in our financial results. However under FIN 46(R), we are required to consolidate the ES joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

We consolidated the ES joint venture as of March 31, 2004. We reported a cumulative effect of an accounting change of $769 (net of tax benefit of $414) on our 2004 second quarter statement of operations to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception. The consolidation of the ES joint venture significantly changed various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our condensed consolidated financial statements were prepared.

Revenue Recognition – Revenues for Specialty Chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate product customers have requested that we store materials purchased from us in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfers to our customers.  We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.

Revenues from our Aerospace Equipment segment is derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contacts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.

Environmental Reserve Policy:  We are subject to environmental regulations that relate to our past and current operations.  We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  When the available information is sufficient to  estimate the amount of the liability, that estimate is used.  When the information is only sufficient to estimate a range of probable liability, and no amount within the range is more likely than the other, the low end of the range is used.  Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations.  These estimates are subject to revision in future periods based on actual costs or new circumstances.  Accrued environmental remediation costs are classified as long-term liabilities and include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity.  Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities.  Actual future expenditures could differ materially to our current estimates.

We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recovery of the amounts are probable.

Pro Forma Stock Based Compensation:  We account for stock options using the intrinsic value method provided in APB No. 25, “Accounting for Stock Issued to Employees”.  Intrinsic value represents the excess, if any, of the market price of our common stock at the grant date over exercise price of the stock option.  No compensation expense related to stock options was recorded in any period presented because all stock options were granted at a price equal to the market value of our stock on the grant date.

We granted stock options to our directors in the first quarters of both fiscal 2005 and fiscal 2004. If compensation expense had been determined based on the fair value provisions of SFAS No. 123, our net loss and net loss per share would have been as follows.  This fair value was determined using a Black-Scholes option-pricing model.  Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Net Loss, as Reported	$(15,792)	$(524)	$(15,067)	$(2,532)
Pro Forma Stock Based Compensation, net of tax benefits	10	28	72	140

Pro Forma Net Loss	$(15,802)	$(552)	$(15,139)	$(2,672)

Basic Loss Per Share:
As Reported	$(2.16)	$(0.07)	$(2.07)	$(0.35)
Pro Forma	$(2.17)	$(0.08)	$(2.08)	$(0.37)
Diluted Loss Per Share:
As Reported	$(2.16)	$(0.07)	$(2.07)	$(0.35)
Pro Forma	$(2.17)	$(0.08)	$(2.08)	$(0.37)
Weighted Fair Value of Options Granted During the Period	$3.74	$4.18	$3.74	$4.18

Recently Issued or Adopted Accounting Standards:  In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.  We are in the process of assessing the extent of the impact such adoption would have on our financial statements, if any.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for us beginning with our first quarter of fiscal 2006.  We are in the process of assessing the impact the adoption of this statement will have on our consolidated financial statements.

Reclassifications: Certain prior period amounts have been reclassified to conform with our current period presentation.

2.	ACQUISITIONS

AFC Acquisition:  In July 2005, the Company entered into an agreement with GenCorp, Inc. to acquire the assets of Aerojet Fine Chemicals (“AFC” or the “AFC Acquisition”). AFC manufactures active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry.  In fiscal year 2004, AFC reported revenues of approximately $66,000.

The preliminary purchase price for the AFC Acquisition includes cash and other consideration of approximately $119,000 and the assumption of certain liabilities. The AFC Acquisition is expected to be financed primarily with commercial bank loans underwritten by Wachovia Bank, N.A. and the issuance of a seller note.  The agreement contains customary closing conditions and regulatory approvals and is expected to close in early fall 2005.

ISP Acquisition:  October 1, 2004, the Company acquired the former Atlantic Research Corporation’s in-space propulsion business (“ISP” or “ISP Acquisition”) from Aerojet-General Corporation for $4,468. The purchase agreement includes a post-closing working capital adjustment to the purchase price which has not been finalized.

We accounted for this acquisition using the purchase method of accounting.  The fair value of the assets acquired and liabilities assumed was approximately $8,500.  Since the purchased price was less than the fair value of the net assets acquired, non-current assets were recorded at zero and an after-tax extraordinary gain of $1,622 was recognized (net of approximately $953 income tax expense). The purchase price allocation reflected in the condensed consolidated financial statements is preliminary and subject to possible future reallocations.

3.	SELECTED BALANCE SHEET DATA

Inventories: Inventories consist of the following:

	June 30, 2005	September 30, 2004

Work-in-process	$9,963	$6,321
Raw materials and supplies	8,303	7,506

Total	$18,266	$13,827

Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	June 30, 2005	September 30, 2004

Perchlorate Customer List	$38,697	$38,697
Pension-related Intangible	546	462

	39,243	39,159
Accumulated amortization	(28,405)	(25,480)

Total	$10,838	$13,679

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $2,925 for both the nine months ended June 30, 2005 and 2004 and $975 for both the three months ended June 30, 2005 and 2004.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

4.	COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of adjustments to our minimum pension liabilities and foreign currency translation adjustments. Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Net Loss	$(15,792)	$(524)	$(15,067)	$(2,532)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	23	—	52	—
Minimum Pension Liability Adjustment	(188)	27	21	730

Total Other Comprehensive Income (Loss)	(165)	27	73	730

Comprehensive Loss	$(15,957)	$(497)	$(14,994)	$(1,802)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Loss before Extraordinary Gain and Cumulative Effect of Accounting Change	$(15,792)	$(524)	$(16,689)	$(1,763)

Basic:
Weighted Average Shares	7,297,000	7,292,000	7,294,000	7,278,000

Diluted:
Weighted Average Shares, Basic	7,297,000	7,292,000	7,294,000	7,278,000
Dilutive Effect of Stock Options	—	—	—	—

Weighted Average Shares, Diluted	7,297,000	7,292,000	7,294,000	7,278,000

Basic Loss Per Share	$(2.16)	$(0.07)	$(2.29)	$(0.24)
Diluted Loss Per Share	$(2.16)	$(0.07)	$(2.29)	$(0.24)
Antidilutive Stock Options Outstanding at period end	319,500	349,500	319,500	349,500

Our outstanding stock options are antidilutive because we are reporting a loss before extraordinary gain and cumulative effect of accounting change and the exercise price of certain options exceeds the average fair market value of our stock for the period.  These options could be dilutive in future periods if our operations are profitable and  our stock price increases.

6.	DEBT

As of June 30, 2005, we had approximately $2,100 in outstanding standby letters of credit with $1,000 of additional availability with US Bank. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

In November 2004, our ES joint venture issued $300 of senior secured debt securities (the “ES Notes”) to its minority shareholders for working capital and other business purposes. The ES Notes bear fixed interest at 8% and are renewable annually.

7.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

EPA Perchlorate Review –

Perchlorate is not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), but has been added to the EPA’s Contaminant Candidate List.  The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002.  Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”).  This NAS report was released on January 11, 2005.  The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments (prior to the release of the NAS report) and have set preliminary levels from 1 – 14 ppb.  To our knowledge, virtually all independent and qualified experts believe that such preliminary levels have been arbitrarily established and are not based on credible science.  EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb.  A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending.  The outcome of these federal EPA actions, as well as any similar, state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

Perchlorate Remediation Project in Henderson, Nevada –

In 1997, the Southern Nevada Water Authority (“Water  Authority”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. At certain levels, perchlorate can interfere with the uptake of iodine by the thyroid gland.  While iodine uptake inhibition is a mundane occurrence, if the uptake inhibition is high enough and lasts for a substantial period, then thyroid hormone production is affected.

We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (KMCC) also operated a perchlorate production facility in Henderson, Nevada during 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site.  For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site.  In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Henderson Site, although it currently continues to produce other chemicals at this site. As a result of a longer production history at Henderson, the KMCC and predecessor operations have manufactured significantly greater amounts of perchlorate over time than did our operation formerly located there.

The Water Authority’s testing has shown perchlorate concentrations of 4 to 18 ppb in Clark County drinking water. In response to this discovery, we engaged environmental consultants to drill ground water bore holes and monitoring wells in order to characterize ground water and soil at, and in the vicinity of, the Henderson Site. The results of our tests over a period of time have shown perchlorate concentrations in the ground water near, and at a distance from, the Henderson Site range from 0 to approximately 750,000 ppb at certain monitoring wells. We have continued to evaluate the sources of these amounts of perchlorate, possible environmental impacts, and potential remediation methods.

We are cooperating with Federal, State and local agencies in the investigation and evaluation of perchlorate contamination found in Henderson, possible environmental impacts and potential remediation methods.  We have evaluated a pilot process to remediate groundwater containing perchlorate using a biological in situ method (“In Situ Process”). During our fiscal 2005 third quarter, we finalized a work plan with the Nevada Division of Environmental Protection that determined the extent of the process and related estimated costs for the installation and operation of a perchlorate in-groundwater remediation system. We are exploring potential reimbursement for the costs related to the Henderson Remediation Project from government agencies or their affiliates. However, there are no assurances that we will be successful in obtaining such cost recovery.

Environmental Remediation Reserve –

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants.  Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity is shown below:

Balance, September 30, 2004	$—
Additions or adjustments	22,400
Expenditures	—

Balance, June 30, 2005	$22,400

Other Matters:

We are from time to time involved in other claims or lawsuits. We believe that current claims or lawsuits against us, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

8.	SEGMENT INFORMATION

We report our business in three operating segments: Specialty Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods.  Segment operating profit includes all sales and expenses directly associated with each segment plus a proportionate allocation of corporate general and administrative expenses.  Environmental remediation costs are charged to our Specialty Chemicals segment.  Interest is not allocated to segment results.

Specialty Chemicals:  Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, used principally in the inflation of certain automotive airbag systems, (iii) Halotron®, clean gas fire extinguishing agents designed to replace halons, and (iv) the ES joint venture which manufactures commercial explosives and specializes in the development and testing of energetic compounds.

Aerospace Equipment:  On October 1, 2004, we created a new operating segment, Aerospace Equipment, to report the financial performance of our newly acquired ISP business (see Note 2). The ISP business manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.

Other Businesses:  Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. As of June 30, 2005, we have completed all planned sales of our improved land in the Gibson Business Park (near Las Vegas, Nevada) and we do not anticipate significant real estate sales activity in future financial reporting periods.

We had one perchlorates customer that accounted for 34% and 36% of our consolidated sales during the three-month periods ended June 30, 2005 and 2004, and 30% and 48% during the nine-month periods ended June 30, 2005 and 2004.

The following provides financial information about our segment operations:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Revenues:
Specialty Chemicals	$13,030	$15,124	$39,764	$37,429
Aerospace Equipment	2,842	—	8,721	—
Other Businesses	429	705	4,583	1,981

Total Revenues	$16,301	$15,829	$53,068	$39,410

Operating Income (Loss):
Specialty Chemicals	$(24,500)	$(676)	$(27,875)	$(200)
Aerospace Equipment	(275)	—	(821)	—
Other Businesses	(373)	(127)	1,976	(2,612)

Total Operating Loss	(25,148)	(803)	(26,720)	(2,812)
Interest and Other Income (Expenses)	81	(3)	230	100

Loss before Income Tax, Extraordinary Gain and Cumulative Effect of Accounting Change	$(25,067)	$(806)	$(26,490)	$(2,712)

9.	DIVIDEND AND STOCK REPURCHASE PROGRAM

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”).  The Program specifies a formula based on a percentage of available cash flow and the dollar amount of our repurchases of Common Stock for the fiscal year as a basis for determining any dividend. The Program is also subject to the Board’s determination that a dividend is appropriate in light of our overall financial condition, prospects and anticipated cash needs.

In accordance with the provisions of the Program, during the nine months ended June 30, 2004, the Company repurchased 300,000 shares of its Common Stock for $2,752 and on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share payable on January 9, 2004, to shareholders of record on December 29, 2003. The total amount of the cash dividend paid in January 2004 was $3,055.  We have not repurchased shares during the nine months ended June 30, 2005.

10.	DEFINED BENEFIT PLANS

Net periodic pension cost related to our defined benefit pension plans consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Defined Benefit Pension Plan:
Service Cost	$268	$236	$804	$708
Interest Cost	413	366	1,240	1,100
Expected Return on Plan Assets	(341)	(291)	(1,023)	(874)
Recognized Actuarial Losses	15	14	43	43
Amortization of Prior Service Costs	116	119	348	356

Net Periodic Pension Cost	$471	$444	$1,412	$1,333

Supplemental Executive Retirement Plan:
Service Cost	$—	$4	$—	$13
Interest Cost	37	46	111	137
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	11	11	32	32
Amortization of Prior Service Costs	7	7	23	22

Net Periodic Pension Cost	$55	$68	$166	$204

For the nine months ended June 30, 2005, we contributed $1,192 to the Defined Benefit Pension Plan to fund benefit payments and anticipate making approximately $399 in additional contributions through September 30, 2005.  For the nine months ended June 30, 2005, we contributed $114 to the Supplemental Executive Retirement Plan to fund benefit payments and anticipate making approximately $38 in additional contributions through September 30, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

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

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.  A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2004.

OVERVIEW

We are principally engaged in the production of Grade I ammonium perchlorate (“AP”) for aerospace and defense industries.  In addition, we produce and sell sodium azide, the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. We also hold a 50% ownership stake in Energetic Systems, an entity we consolidate under FIN 46(R) that manufactures and distributes commercial explosives. These businesses collectively represent our Specialty Chemicals operating segment.

On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”) which manufactures product for the satellite market.  We report ISP as our Aerospace Equipment segment and have included its financial performance in our consolidated financial statements since the first quarter of fiscal 2005.

Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water and the sale of our improved land in the Gibson Business Park (near Las Vegas, Nevada). All of the real estate assets that were targeted for sale have been monetized and we do not anticipate significant real estate sales activity in the future financial reporting periods.

The following table reflects the revenue contribution percentage from our major product lines:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Specialty Chemicals:
Perchlorates	49%	60%	45%	73%
Packages explosives	23%	25%	22%	10%
Sodium Azide	3%	5%	3%	7%
Halotron	5%	6%	5%	5%

Total Specialty Chemicals	80%	96%	75%	95%

Aerospace Equipment	18%	0%	16%	0%

Other Businesses:
Real Estate	0%	2%	7%	1%
Water Treatment Equipment	2%	2%	2%	4%

Total Other Businesses	2%	4%	9%	5%

Total Revenues	100%	100%	100%	100%

Specialty Chemicals Segment

Perchlorate Chemicals:

Perchlorate chemicals account for a major portion of the Specialty Chemicals segment revenues. In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.  As a result, any one individual AP customer usually accounts for a significant portion of our revenues.

We entered into an agreement with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008.  The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us.  In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years.  The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers.  Grade I AP unit prices in the matrix at all quantity levels escalate each year through fiscal 2003.  In fiscal 2004, prices were subject to a one-time downward adjustment of approximately 20%.  Such downward adjustment had the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by 20% in fiscal 2004.  After the adjustment, AP unit prices continue to escalate each year through fiscal 2008.

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

Our annual sales volumes of Grade I AP have been approximately 20.2 million, 16.4 million, 12.6 million, 16.4 million and 15.5 million pounds during the 1999, 2000, 2001, 2002 and 2003 fiscal years (ended September 30) respectively. The suspension of Space Shuttle missions since the Columbia disaster reduced the sales volume of our Grade I AP products in fiscal 2004 to 11.2 million pounds. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP increased during the year.

The Space Shuttle resumed flights in July 2005 with the expectation of three to five flights per year thereafter, although there is no assurance in this regard. Based principally upon market information we received from our customers, we currently estimate that our annual sales volumes of Grade I AP will range between 10.0 and 13.0 million pounds over the next three years. In addition, the space exploration initiative for NASA announced by President Bush in January 2004 could have a significant impact on the demand for Grade I AP, however, the ultimate impact from this initiative remains uncertain at this time.

Packaged Explosives:

As discussed in Note 1 to our condensed consolidated financial statements, we began consolidating our ES packaged explosive joint venture as of March 31, 2004. Geographic markets for ES products include the US, Canada and Mexico.

Overall consumption of commercial explosives is expected to increase through 2006, as a result of continued growth in the coal and mining sectors, as well as the continued strong performance of the aggregates and construction sectors. A significant event for the packaged explosives business continues to be the multi-year Transportation Bill which is expected to stimulate spending on new road construction and infrastructure maintenance.  The bill should increase demand for package products used in road construction and quarrying, particularly our Presplit product line and the new emulsion products. The increased mining activity in the coal industry seen during 2005 is expected to continue as long as there is no significant downturn in the price of oil and natural gas, with coal being broadly recognized as a leading future commodity in the energy sector.  We expect sales of products sold to the Eastern U.S. coal industry to remain robust in 2006.  However, there can be no assurance that the Transportation Bill will stimulate spending or that mining activity in the coal industry will continue.

Sodium Azide:

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

Halotron ® Fire Extinguishing Agents:

Halotron is a series of clean fire extinguishing agents designed to replace halon-based fire extinguishing systems. Demand for Halotron depends upon a number of factors including the willingness of commercial, government, and military consumers to spend more on a clean agent than for conventional, cheaper agents and, in some circumstances to switch from halon-based systems.  The effects of competing products, as well as existing and potential governmental regulations also affects demand for Halotron products.

Aerospace Equipment Segment

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

The market for ISP products is expected to grow modestly over the next several years. Government funding for defense, earth observation and space systems satellites is stable, but continued budget pressure will stretch the timing of some of these programs. Funding for missile defense programs is also expected to remain flat given budget pressures. The commercial satellite industry is expecting higher growth as a result of demand from broadband, HDTV and communications applications. Higher growth rates are expected in the markets for ISP products after the next several years as a result of the replacement of existing military and defense communications constellation systems.

Other Businesses Segment

The Other Businesses segment includes sales from our real estate and water treatment equipment businesses.

Water Treatment Equipment:

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

Real Estate:

Our real estate operations have been in a wind-down phase over the last several years.  In fiscal 2005 we completed the sale of all our Nevada real estate assets that were targeted for disposal.

Raw Materials and Manufacturing Costs

The principal elements comprising our cost of sales are raw materials, component parts, electric power, labor, manufacturing overhead, depreciation and amortization and the book basis in real estate sold. The major raw materials used in our production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Significant increases in the cost of raw materials may have an adverse impact on margins if we are unable to pass along such increases to our customers.

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

Profitability

Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:

•	as discussed in Note 7 to our condensed consolidated financial statements, we may incur material legal and other costs associated with environmental remediation, litigation and other contingencies;
•	the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron, packaged explosives and water treatment equipment sales in the future is uncertain;
•	the results of periodic reviews for impairments of long-lived assets; and
•	the ability to pass on increases in raw material costs to our customers.

RESULTS OF OPERATIONS

Revenues

	June 30,		Increase (Decrease)	Percentage Change

	2005	2004

Three Months Ended:
Revenues:
Specialty Chemicals	$13,030	$15,124	$(2,094)	(14)%
Aerospace Equipment	2,842	—	2,842	—
Other Businesses	429	705	(276)	(39)%

Total Revenues	$16,301	$15,829	$472	3%

Nine Months Ended:
Revenues:
Specialty Chemicals	$39,764	$37,429	$2,335	6%
Aerospace Equipment	8,721	—	8,721	—
Other Businesses	4,583	1,981	2,602	131%

Total Revenues	$53,068	$39,410	$13,658	35%

The decline in Specialty Chemicals segment revenues during the three months ended June 30, 2005, was principally due to lower volume of perchlorate sales compared to the prior year period.

For the nine months ended June 30, 2005, perchlorate sales experienced a similar decline.  However, this revenue decline is offset by the inclusion of packaged explosive sales from our ES joint venture, resulting in a year-to-date net increase in Specialty Chemicals revenues.  We began consolidating our ES joint venture on March 31, 2004.  Accordingly, the fiscal 2005 year-to-date results include nine months of ES operations as compared to the fiscal 2004 year-to-date results which include three months of ES operations.

The increased revenues from our Other Businesses segment was principally due to a higher level of real estate activity completed during the second quarter of fiscal 2005 compared to the prior year periods.

Cost of Revenues

	June 30,		Increase (Decrease)	Percentage Change

	2005	2004

Three Months Ended:
Revenues	$16,301	$15,829	$472	3%
Cost of Revenues	12,178	10,994	1,184	11%

Gross Margin	4,123	4,835	(712)	(15)%
Gross Margin Percentage	25%	31%
Nine Months Ended:
Revenues	$53,068	$39,410	$13,658	35%
Cost of Revenues	36,709	26,717	9,992	37%

Gross Margin	16,359	12,693	3,666	29%
Gross Margin Percentage	31%	32%

Cost of sales increased during both the three and nine months ended June 30, 2005 primarily due to the related increases in sales.  Cost of sales increased, however, at a greater rate than sales, resulting in a decline in the gross margin percentage.  This is primarily due to changes in the mix of our products.

For the three months ended June 30, 2005, the gross margin percentage declined compared to the prior year period primarily due to the inclusion of our ISP business beginning October 1, 2004.  ISP products carry a lower gross margin percentage than our Specialty Chemicals.  Thus, the change in the mix of our products reduced our aggregate gross margin percentage.

For the nine months ended June 30, 2005, the gross margin percentage is substantially consistent with the prior period due to offsetting factors.  The inclusion of our ISP business and lower volumes for our Special Chemicals during fiscal 2005 reduced the gross margin percentage.  This decline was substantially offset by gross margin provided by Real Estate sales during the second quarter of fiscal 2005.

Operating Expenses

	June 30,		Increase (Decrease)	Percentage Change

	2005	2004

Three Months Ended:
Operating Expenses	$6,871	$5,638	$1,233	22%
Percentage of Revenues	42%	36%
Nine Months Ended:
Operating Expenses	$20,679	$15,505	$5,174	33%
Percentage of Revenues	39%	39%

The increases in operating expenses was due primarily to (i) the consolidation of our ES joint venture beginning March 31, 2004, (ii) the addition of the ISP business into the newly formed Aerospace Equipment segment on October 1, 2004, (iii) an increase in corporate development costs, and (iv) an increase in environmental expenses.

The increase in operating expenses during fiscal 2005 was partially offset because the second quarter of fiscal 2004 included a charge for severance expense of $2,000.

Environmental Charge

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants.  Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.  See also note 7 to our condensed consolidated financial statements.

Segment Operating Loss

	June 30,		Increase (Decrease)	Percentage Change

	2005	2004

Three Months Ended:
Specialty Chemicals	$(24,500)	$(676)	$(23,824)	3,524%
Aerospace Equipment	(275)	—	(275)	—
Other Businesses	(373)	(127)	(246)	194%

	$(25,148)	$(803)	$(24,345)	3,032%

Nine Months Ended:
Specialty Chemicals	$(27,875)	$(200)	$(27,675)	13,838%
Aerospace Equipment	(821)	—	(821)	—
Other Businesses	1,976	(2,612)	4,588	(176)%

	$(26,720)	$(2,812)	$(23,908)	850%

Segment operating profit or loss includes operating results for each segments product lines plus a proportionate allocation of corporate general and administrative expenses.  Segment operating losses have increased due to sales volume declines, reductions in gross margins, and greater allocated corporate costs.  Each of these factors is discussed in more detail above.

Specialty Chemicals segment operating loss for the three month and nine month periods ended June 30, 2005 includes a charge for environmental remediation of $22,400.

Other Businesses operating loss for the nine months ended June 30, 2004 includes the above mentioned severance charge.  Other Businesses operating income for the nine months ended June 30, 2005, includes Real Estate Sales during our fiscal 2005 second quarter that did not occur in the comparative periods.

Interest Income/Interest and Other Expense

	June 30,		Increase (Decrease)	Percentage Change

	2005	2004

Three Months Ended:
Interest Income	$174	$59	$115	195%
Interest and Other Expense	$93	$62	$31	50%
Nine Months Ended:
Interest Income	$431	$612	$(181)	(30)%
Interest and Other Expense	$201	$512	$(311)	(61)%

The decline in interest income and interest and other expense for the nine month period ending June 30, 2005 was primarily as a result of the elimination of interest income and interest expense from our ES joint venture in all periods subsequent to its consolidation beginning March 31, 2004.

Income Taxes

Our effective tax rate was 37% for the three and nine month periods ended June 30, 2005 and 35% for the three and nine month periods ended June 30, 2004.  Our effective tax rate increased in fiscal 2005 compared to the prior year because fiscal 2004 includes the benefit from changes in estimated deferred tax liabilities.

Extraordinary Gain

In October 2004, we acquired ISP.  Our preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed indicates that the fair value of the net assets acquired exceeds the purchase price.  In accordance with SFAS No. 141, “Business Combinations”, we have recorded non-current assets at zero and an after-tax extraordinary gain of $1,622 (net of approximately $953 income tax expense).

Cumulative Effect of Accounting Change

As discussed in Note 1 to our condensed consolidated financial statements, we consolidated our ES joint venture as of March 31, 2004. We reported a cumulative effect of an accounting change of $769 (net of tax benefit of $414) in our 2004 second quarter statement of operations to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

Application of the critical accounting policies discussed below requires significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Sales and Revenue Recognition

Revenues for Specialty Chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate product customers request that we store materials purchased from us in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risks of ownership transfer to the customers. We receive cash for the full amount of real estate sales at the time of closing which is when we record the sale.

Revenues for our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contacts”. We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.  A significant change in estimate on one or more contract could have a material effect on our results of operations in any given period.

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

Impairment of Long-Lived Assets - Plant and Equipment

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

Environmental Costs

We are subject to environmental regulations that relate to our past and current operations.  We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  When the available information is sufficient to estimate the amount of the liability, that estimate is used.  When the information is only sufficient to estimate a range of probable liability, and no amount within the range is more likely than the other, the low end of the range is used.  Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations.  These estimates are subject to revision in future periods based on actual costs or new circumstances.  Accrued environmental remediation costs are classified as long-term liabilities and include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity.  Estimating environmental costs requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities.  Actual future expenditures could differ materially to our current estimates.

We evaluate potential claims for recoveries from other parties separately from our estimated liabilities.  We record an asset for expected recoveries when recovery of the amounts are probable.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.  We are in the process of assessing the extent of the impact such adoption would have on our financial statements, if any.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for us beginning with our first quarter of fiscal 2006.  We are in the process of assessing the impact the adoption of this statement will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities:  Significant components of cash flow from operations include:

	Nine Months Ended June 30,

	2005	2004

Net Loss	$(15,067)	$(2,532)
Depreciation and amortization	4,690	4,297
Environmental remediation charge, net of tax	14,112	—
Extraordinary gain	(1,622)	—
Cumulative effect of accounting change	—	769
Changes in Operating Assets and Liabilities
Accounts receivable	4,793	(408)
Inventories	(2,521)	(1,002)
Accounts payable and accrued expenses	(645)	163
Other	(1,307)	(1,121)

Cash Flow Provided by Operating Activities	$2,433	$166

Our operating assets and liabilities (principally accounts receivable, inventories and accounts payable) are subject to normal variation from period to period based on the timing of production and shipment of our products.

Investing Activities:  Capital expenditures were $1,611 and $886 during the nine months ended June 30, 2005 and 2004, respectively. Capital expenditures relate principally to specialty chemicals segment capital improvement projects. Capital expenditures are expected to be funded from existing cash balances and operating cash flows.

Financing Activities: We did not repurchase any of our Common Stock during the nine-month period ended June 30, 2005.  As a result of the exercise of stock options, we issued 5,000 shares, for an aggregate price of $23.

Capital Resources

Our primary source of working capital is cash flow from our operations.  The use and availability of our cash is effected by the timing, pricing and magnitude of orders for our products, and the timing of cash outflows relating to our environmental matters or other contingencies. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations.

As a result of the litigation and contingencies discussed in Note 7 to our Condensed Consolidated Financial Statements, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not recovered by insurance, they would adversely affect our liquidity.

Our outstanding debt obligations are insignificant as of June 30, 2005.  In connection with our proposed acquisition of Aerojet Fine Chemicals “AFC”, discussed in Note 2 to our condensed consolidated financial statements, we anticipate financing substantially all of the purchase price with commercial bank loans and the issuance of a seller note.

Environmental Remediation – Henderson Site

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants (see also note 7 to our condensed consolidated financial statements).  Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. We estimate expenditures for capital equipment and initial operating costs to range from $6,000 to $8,000 over the next twelve months period.  Subsequently, we estimate expenditures for operating and maintenance costs to decrease from approximately $800 per year to approximately $300 per year over the estimated 45 year term of the project.  This estimate is based on information currently available to us and may be adjusted upward or downward in future periods as new facts or circumstances may indicate.  Changes in this estimate could be material to our results of operations in any given period.  However, we believe that future changes to the estimated costs to remediate the Henderson Site will not have a material effect on our financial position or cash flows, primarily due to the long-term nature of the project.

Dividend and Stock Repurchase Program

In January 2003 our Board of Directors approved the Program for use in determining any dividends and stock repurchases. This plan is subject to the Board’s determination that a dividend is appropriate in light of our overall financial condition, prospects and anticipated cash needs. Our ability to use cash to repurchase shares or issue dividends under the Program may be restricted by certain provisions of the commercial bank loans that we are likely to obtain to finance the proposed AFC Acquisition.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual commitments are comprised primarily of operating leases, pension obligations and salary commitments. In addition, we issue letters of credits related to the performance of our products.  These obligations have not changed materially from the amounts disclosed in our annual report on Form 10-K for the year ended September 30, 2004.

We do not have any other material off-balance sheet arrangements.

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

(b) governmental budget decreases affecting the DOD or NASA, including the status of the Space Shuttle Program (including President Bush’s current plan to ultimately terminate shuttle operations), that would cause further decreases in demand for Grade I AP,

(c) technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for Grade I AP and other perchlorates, sodium azide, Halotron, explosives or thrusters,

(d) the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and
(e) the fact that perchlorate chemicals, sodium azide, Halotron and our water treatment products have limited applications and highly concentrated customer bases.

2.

The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 7 to our condensed consolidated financial statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

3.

Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively (including recently acquired ES and Ampac-ISP and our proposed AFC Acquisition).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, which arise during the normal course of our business, from changes in interest rates, commodity prices and foreign currency exchange rates. As of June 30, 2005, we did not have any long-term debt outstanding and we did not have any derivative-based financial instruments. However, the amount of any outstanding debt may fluctuate and we may at some time be subject to financing risk. There have been no material changes in market risk since September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 7 to our condensed consolidated financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: August 12, 2005	/s/ JOHN R. GIBSON

John R. Gibson
Chief Executive Officer and President

Date: August 12, 2005	/s/ SETH L. VAN VOORHEES

Seth L. Van Voorhees
Vice President, Treasurer & Chief Financial Officer