Form 10-K
period 2005-09-30
AMERICAN PACIFIC CORP
filed 2005-12-22
CIK 350832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2005
Commission File Number 001-08137
AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	59-6490478 (IRS Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300,
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 735-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.10 par value)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes   ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
☐Yes   ☑No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐Yes   ☑No
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). ☐Yes   ☑No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☑No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005, was approximately $49.2 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.
The number of shares of Common Stock, $.10 par value, outstanding as of December 15, 2005, was 7,300,000.
DOCUMENTS INCORPORATED BY REFERENCE
Part III Hereof
     Definitive Proxy Statement for 2006 Annual Meeting of Stockholders to be filed not later than January 28, 2006.

PART I
Forward Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our business strategy, our expectations and estimates for our environmental remediation efforts, the effect of GAAP accounting pronouncements on our recognition of revenue, uncertainty regarding our future operating results and our profitability, anticipated sources of revenue and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.
Item 1. Business
Overview
The terms “Company”, “AMPAC”, “we”, “us”, and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.
Our operations are comprised of three reportable business segments: (i) Specialty Chemicals, (ii) Aerospace Equipment and (iii) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2005	2004	2003

Specialty Chemicals:
Perchlorates	53%	73%	79%
Packaged explosives	19%	14%	0%
Sodium azide	2%	5%	6%
Halotron	5%	5%	4%

Total specialty chemicals	79%	97%	89%

Aerospace Equipment	15%	0%	0%

Other Businesses:
Real estate	4%	1%	7%
Water treatment equipment	2%	2%	4%

Total other businesses	6%	3%	11%

Total revenues	100%	100%	100%

Specialty Chemicals – We are principally engaged in the production of ammonium perchlorate (“AP”) for the aerospace and defense industries, which is used as an oxidizing agent in composite solid propellants for rockets, booster motors and missiles. In addition, we produce and sell sodium azide, the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. We also hold a 50% ownership stake in Energetic Systems, an entity we have consolidated under FIN 46(R) since March 31, 2004, that manufactures and distributes commercial explosives (see Note 1 to the consolidated financial statements). These businesses collectively represent our Specialty Chemicals operating segment.
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
Aerospace Equipment – On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”) which manufactures products for the satellite market. We report ISP as our Aerospace Equipment segment and have included its financial performance in our consolidated financial statements since the first quarter of fiscal 2005.
Other Businesses – Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water and the sale of our improved land in the Gibson Business Park (near Las Vegas, Nevada). All of the real estate assets that were targeted for sale have been completed and we do not anticipate significant real estate sales activity in the future financial reporting periods.
Recent Acquisition – In November 30, 2005, we completed the acquisition of the fine chemicals business (“AFC Business”) of GenCorp Inc. (“GenCorp”) through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals (“AFC”). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States. AFC will be reported as a new segment beginning in our fiscal year 2006.
Our strategic plan with respect to the markets we serve with our existing products and those acquired with the AFC Business is described below. Our strategic plan will attempt to accelerate our organic growth by pursuing attractive new product and market opportunities. In pursuing these growth initiatives, we seek to leverage our existing customer, market or manufacturing position. These growth initiatives may include the evaluation of new product development and acquisition opportunities.

Specialty Chemicals Segment
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
Beginning in the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003 further reduced sales volume of our Grade I AP products. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP have continued to increase. In August 2005, the Space Shuttle completed a successful flight, but continued to experience certain technical issues. Space Shuttle flights are expected to resume beginning in the spring of 2006, although there is no assurance in this regard.
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
During the next several years, the demand for Grade I AP will be primarily driven by the following factors:
•	The timing of the Space Shuttle’s return to flight.

•	The number of Shuttle flights between now and the retirement of the Shuttle fleet.

•	The amount of inventory of Grade I AP owned by our customers.

•	The amount of NASA’s and the DOD’s annual budget over the next several years.

The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that is likely to stimulate the demand for Grade I AP. As a consequence of the new space initiatives discussed above, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP will be driven by the following factors:
•	The timing of the retirement of the Space Shuttle fleet.

•	The timing of the development of the new crew launch vehicle (“CLV”) and the number of CLV launches.

•	The timing of the development and testing of the new heavy launch vehicle (“HLV”) used to transport material and supplies to the ISS and the Moon; and the number of HLV launches.
We also produce and sell a number of other grades of AP and different types and grades of sodium and potassium perchlorates (collectively “other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators. Some of these applications are in a development phase, and there can be no assurance of the success of these initiatives.
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
During 2001, Alliant acquired the Thiokol Propulsion Division (“Thiokol”) of Alcoa. Alliant (including Thiokol) accounted for 41%, 44%, and 66% of our consolidated revenues during the fiscal years 2005, 2004 and 2003, respectively.
Thiokol Agreement – In connection with the Acquisition, we entered into an agreement with Thiokol with respect to the supply of Grade I AP through September 30, 2008. This agreement contains no volume commitments, however, the agreement, as amended, provides that during its term Thiokol will make all of its Grade I AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of a specific grade of Grade I AP sold by us to all of our customers. Under the agreement, Grade I AP unit prices in the matrix at all quantity levels escalated each year through fiscal 2003 and were adjusted downward by approximately 20% in fiscal 2004. This downward adjustment reduced revenues and operating cash flows on Grade I AP sold to Thiokol in fiscal 2004. After the adjustment, Grade I AP unit prices again escalate each year through fiscal 2008.
Alliant Agreement – In connection with the Acquisition, we entered into an agreement with Alliant to extend an existing agreement through the year 2008. The agreement establishes prices for any Grade I AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agreed to use its efforts to cause our Grade I AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.

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
Packaged Explosives
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
Facilities
The corporate office for ES is in Oklahoma City, Oklahoma. We operate four packaged explosives manufacturing plants from a single site at Columbus, Kansas, a research and development laboratory at Riverton, Kansas, and an underwater testing laboratory at Hallowell, Kansas.
Sodium Azide
In July 1990, we entered into agreements with Dynamit Nobel A.G. (“Dynamit Nobel”) under which it licensed to us its technology and know-how for the production, commencing in 1992, of sodium azide, the principal component of a gas generator used in certain automotive airbag safety systems. In addition, Dynamit Nobel provided technical support for the design, construction and startup of the production facility located in Iron County, Utah for its owner and operator, American Azide Corporation (“AAC”), our indirect wholly-owned subsidiary.
Market
Over the last 30 years, a number of firms have made extensive efforts to develop automotive airbag safety systems. The initial airbag systems adopted by the automobile industry used sodium azide as the propellant in combination with other materials in tablet or granule form. The airbag market thereby became the largest consumer of sodium azide. Subsequently, a number of other non-azide based bag inflator technologies have been commercialized. These new inflator systems have gained substantial market share and, as a consequence, there has been a substantial decline in the demand for sodium azide. Based upon market information received from inflator manufacturers, we expect that sodium azide use for this application will continue to decline and that bag inflators using sodium azide will be phased out over a period of approximately five years. Currently, demand for sodium azide is substantially less than supply on a worldwide basis.
We have an on-going program to evaluate and potentially commercialize the use of sodium azide in non-airbag applications. Currently, sodium azide is used as an intermediary in the manufacture of certain tetrazoles and pharmaceuticals, and we sell small quantities into these markets as well as other niche markets
The methyl bromide pesticide replacement market continues to be a somewhat time consuming yet promising new application for sodium azide new product development. Methyl bromide has been a widely used pesticide to control insects, mites, rodents, weeds, and other pests in over 100 crops, however, it is being phased out globally due to its harmful effect on the atmospheric ozone layer as required by the United States Environmental Protection Agency (“U.S. EPA”) in its implementation of the Montreal Protocol on Substances that Deplete the Ozone Layer and its amendments originally signed by the United States in 1987. Historically, methyl bromide has been manufactured by a number of companies, including Great Lakes Chemical (now Chemtura), Albemarle, and Dead Sea Bromine and distributed widely around the world.
We continue to develop our proprietary sodium azide based pesticide as a potential replacement for methyl bromide. This experimental product line is called Soil Enhancement Product (“SEP”™). SEP 100, our first product in this line, has undergone extensive field trials on a variety of applications, including turf, cut flowers, and food crops. The results of these evaluations, including programs by independent qualified experts, have been promising. In fact, the data indicates that SEP 100 is as, or in certain cases, more, effective than methyl bromide on a mass and projected cost basis in pre-plant pesticide applications. As of September 30, 2005, SEP 100 was still under review by the U.S. EPA for their approval of it as a pesticide in certain applications.
The potential demand for a product such as SEP is substantial. Although we are currently making efforts to leverage this market through the consummation of key strategic agricultural industry partnerships that would ensure the commercialization of SEP, there is no assurance that there will be wide or even limited market acceptance of this new product. While we are optimistic that the EPA will approve SEP 100, there is no assurance that such EPA approval will be granted. Furthermore, there continues to be a variety of larger companies, including Dow Chemical and BASF, that are developing or have developed competing methyl bromide substitute products.
We have secured trademark rights to the “SEP” name. Through a partnership with Auburn University, we have obtained exclusive rights to three U.S. patents and several foreign patents that could exclude others from practicing the SEP invention.
Customers
Historically, Autoliv ASP, Inc. (“Autoliv”) has been our primary customer for sodium azide for automotive airbag applications.
Competition
We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least three producers in India. Products that compete with sodium azide in the automotive airbag market include inert gas based compressed gas systems that utilize, for example, argon gas.

Halotron
Halotron is a series of halocarbon based clean fire extinguishing agents that incorporate both proprietary chemicals and hardware. Conventional fire extinguishing agents, such as those based on sodium bicarbonate (“regular dry chemical”) or mono-ammonium phosphate (“ABC dry chemical”), consist of finely divided solid powders. These conventional extinguishing agents leave a coating upon discharge that is typically costly and difficult to remove after a fire event. In contrast to dry chemical, the Halotron group adds value to the user since they are discharged either as a rapidly evaporating liquid or a gas that leaves no residue. As a result, Halotron is much less likely to damage valuable assets (such as electronic equipment, machinery, motors and most materials of construction) than dry chemical based agents.
Halotron was designed to replace severe ozone depleting halon 1211 and 1301, which are brominated CFC chemicals that were widely used as clean fire extinguishing agents. In 1987 the Montreal Protocol on Substances that Deplete the Ozone Layer was signed by more than 50 countries, including the U.S., and it stipulated restrictions on the production (which ended in developed countries at the end of 1993) and use of halons.
Halon 1211 was used worldwide as a streaming agent (where the agent is discharged manually toward a target) in hand-held fire extinguishers. Halon 1301 was used extensively in pre-engineered and engineered fixed total flooding systems (where discharges are made automatically to “flood” a space to a pre-determined concentration within a confined space) of the type found, for example, in computer rooms and engine compartments. Both halon 1211 and 1301 are still used in the US and elsewhere on a much more limited basis than in the periods prior to 1994.
The first commercialized Halotron clean agent is Halotron I. In 1993, Halotron I was approved by the U.S. EPA as a substitute for halon 1211. Our second commercialized clean agent is the hydrofluorocarbon (“HFC”) based Halotron II. Halotron II was approved by the US EPA as a halon 1301 substitute in certain applications.
Customers and Market
Our largest Halotron customer is Amerex Corporation. Since 1998, Amerex has incorporated bulk Halotron I manufactured by us into a series of Underwriters Laboratories Inc. (“UL”) listed portables, and since 2003, UL listed wheeled fire extinguishers.
The end-user market for clean fire extinguishing agents is generally divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime. The industrial segment includes manufacturing plants, computer component clean rooms, and telecommunications facilities. The commercial segment includes workplace environments such as office buildings, wholesale and retail sales facilities, art galleries, warehouses, and computer rooms. The military segment includes the activities, including aircraft fire protection, of the armed services including the Navy and Air Force. The civil aviation segment includes airport flightlines, gates, on-board aircraft, and aircraft manufacturing. The maritime segment includes commercial vessels, yachts, and pleasure boats.
In June, 1995 the Federal Aviation Administration (“FAA”) approved Halotron I as an acceptable airport ramp fire fighting agent alternative to halon 1211 based on a rigorous test program conducted prior to that date. In 2002, subsequent to testing at the FAA and at UL, the FAA approved a Halotron I portable fire extinguisher that met all FAA requirements for use on civilian commercial transport aircraft. As of September 30, 2005, more than 60 domestic U.S.

airports have installed 460-500 lb. Halotron I systems on their aircraft rescue and fire fighting (ARFF) vehicles.
In 1992, we built, and to date maintain, the Southwest Regional Fire Training Center at our Cedar City, Utah facility and this Center serves as a valuable tool in the evaluation and improvement of the Halotron I and Halotron II clean agents. This facility allows for full scale test fires that range from the very small to large 400 square foot heptane pan fires that test a streaming agent’s capability as well as several total flooding test chambers. We utilize this facility as well as other tools to actively assist our customers to complete the UL listing process, which is a rigorous and time consuming set of tests to prove both fire fighting efficacy to a specified fire size as well as hardware durability and reliability over a range of conditions.
The first U.S. fire extinguisher manufacturer to complete the UL listing process in 1996 for a series of Halotron I portables was Buckeye Fire Equipment Company. Subsequently, we collaborated with Buckeye to improve initial fire fighting performance as well as to add larger wheeled fire extinguishers to the Buckeye Halotron I line. In the period 1997-1999, we assisted Amerex, Badger Fire Protection, and Kidde to complete their own programs to list a series of UL listed Halotron I portables. In 2003, Amerex entered the Halotron I wheeled unit market with two UL listed units. At September 30, 2005, the Buckeye and Amerex UL listed Halotron I wheeled units are the only halocarbon (in kind) halon substitute listed agents in such hardware. UL listed Halotron I extinguishers range from class B rated 1.4 lbs (0.63 kg) to 150 lbs (68 kg). The aggregate distribution power of these four manufacturers is estimated to be at least 75% of the U.S. market distribution.
We also actively market Halotron I into foreign countries which include Brazil, Canada, Indonesia, the Philippines, and Singapore, among others. The primary market for Halotron II is Scandinavia.
Divisions of the U.S. military, including the Air Force and Navy, were historically significant users of both halon 1211 and 1301 for key strategic programs, principally in aircraft operations (including flightlines and on board). The military has tested Halotron I along with other products. The test results for Halotron I were generally favorable. Principally for economic reasons, the military has continued to use halon 1211 and 1301 for key programs relying upon halon in storage (the “halon bank”) which is substantial. The military, however, has purchased limited quantities of Halotron I fire extinguishers for facility protection. There can be no assurance that the military will buy significant quantities of Halotron I in the future, however, we continue to make the Halotron I agent available to the military through one or more of the U.S. based fire extinguisher manufacturers.
Notwithstanding the fact that Halotron I has an excellent environmental profile, with an ozone depletion potential (“ODP”) that is near zero, future potential users of clean agents may eventually require a product with an absolute zero ODP. In addition, all halon substitutes are regulated under the EPA program, SNAP, mandated by the Clean Air Act Amendments of 1990. The regulations as well as interpretations thereof, change periodically. These regulations and interpretations thereof could conceivably affect the viability of the Halotron I agent in the future.
We maintain U.S. and broad international rights to the “Halotron” name. In addition, we have several U.S. and foreign patents and patent applications outstanding related to Halotron I and/or Halotron II. We are continually looking for, and actively evaluating, other fire protection related product opportunities. Pursuant to this, we have licensed patent rights from other entities.

Competition
As of September 30, 2005, there are limited use restrictions on halons in the U.S. There are more stringent restrictions, or even bans, however, in other countries, notably EU wide. Despite this, recycled halon 1211 is a primary competitor to Halotron I. The other principal competitors in the conventional agent category (not clean agents) are dry chemical (mono ammonium phosphate) offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor, however, it is much less effective than Halotron I and offers no Class A fire protection capability. Water mist technology in portables is also a competitor to Halotron I.
Clean agents compete based primarily on performance characteristics (including fire rating and throw range), toxicity, and price. The environmental and human health effects that are evaluated include ODP, global warming potential (“GWP”) and toxicity. Competitors producing alternative clean agents are larger than us with significantly more financial resources.
The primary halocarbon based competitor to Halotron I is FE36™, an HFC based product from Dupont Fluoroproducts. This product is sold in UL listed extinguishers by one major manufacturer in the US. Novec 1230™ is a clean agent product offered by 3M but as of September 30, 2005 was not offered in UL listed portables. FE36™ and Novec 1230™ are marketed as both streaming and total flooding clean agents. Great Lakes Chemical (now Chemtura), historically a significant producer of halon, sells the clean total flooding agent FM200™ and this product has established a large market share in the halon 1301 replacement market over the last eight years. Dupont offers the exact same product under a different name (FE227™). Other total flooding clean agents include Dupont’s HFC based FE-25 and FE-13. Inert gas blends (based on argon and/or nitrogen) and water mist based systems also compete in the clean agent total flooding market.
Halotron Production Facility
Within our manufacturing facility at Cedar City, Utah, we maintain a production facility for our Halotron products. The capacity of this facility is sufficient to meet future anticipated demands for both Halotron products.
Aerospace Equipment Segment
On October 1, 2004 we acquired the former Atlantic Research Corporation in-space propulsion business from Aerojet-General Corporation. This acquisition provides us with a leading supplier of commercial and military propulsion products and the world’s largest producer of bipropellant thrusters. We renamed the acquired business as Ampac-ISP (“ISP”). We believe that ISP will be able to develop new high value-added products by leveraging our strength in the development of energetic materials.
Customers and Market
ISP is a leading supplier of propulsion products to the commercial and government satellite market, and is the world’s largest producer of bipropellant thrusters. In-space propulsion thrusters are either monopropellant or bipropellant based products. Monopropellant thrusters utilize a single liquid fuel source (typically hydrazine), whereas bipropellant thrusters use a combination of a liquid fuel (typically monomethylhydrazine) and an oxidizer.

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
Competition
The U.S. market for monopropellant and bipropellant thrusters is highly concentrated. ISP and GenCorp are the principal suppliers of these thrusters to commercial, civil and defense customers in the U.S. Foreign suppliers of in-space propulsion thrusters are not significant competitors in the U.S. in-space propulsion market due to burdensome and time consuming regulatory requirements for U.S. commercial, civil and defense customers to procure thrusters from foreign suppliers. In addition, many U.S. governmental agencies are restricted from purchasing thrusters from foreign suppliers due to national security concerns.
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
Facilities
ISP has operations in Niagara Falls, New York and Westcott, England. With tungsten inert gas and electron beam welding capabilities, final thruster assembly, clean rooms assembly, water flushing, vibration, shock and hot fire test at simulated sea level and simulated altitude, the combined facilities can serve all in-space propulsion, maneuvering, and de-orbiting needs.
ISP’s Niagara Falls, New York facility is leased and consists of thirteen buildings with a total of 96,000 square feet of floor space, distributed across a parcel of approximately 13 acres of land. This facility can provide complete liquid propulsion assembly and complete testing capabilities.
ISP’s Westcott facility is located midway between Aylesbury and Bicester in England. The facility is leased and consists of 65 acres of land with 34 buildings occupying 61,463 square feet of floor space. The site is used to manufacture and test liquid propulsion engines and associated subsystems and components.
Other Businesses Segment
Water Treatment Equipment
PEPCON Systems™ designs, manufactures and services equipment used to purify air or water in municipal, industrial and power generation applications. The systems are based on an electrochemical process to produce disinfection chemicals and are marketed under the ChlorMaster™ and Odormaster™ names. Disinfection chemicals are used by (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) by composting plants for the deodorizing of malodorous compounds in contaminated air.

At the heart of these systems is a proprietary bi-polar electrochemical cell which uses brine or seawater to produce the necessary chemicals. For drinking water applications, these cells are supplied with a certification from the National Sanitation Foundation (“NSF®”).
Our systems are marketed domestically by independent sales representatives and overseas by sales representatives and licensees. We also receive a significant amount of direct sales leads as a result of advertising and through attendance at key trade shows.
We compete with companies that utilize other technologies and those that utilize technologies similar to ours. Most of these companies are substantially larger than we are. Our success depends principally upon our ability to be cost competitive and, at the same time, to provide a quality product. A significant portion of our Water Treatment Equipment sales are to overseas customers, specifically in the Middle and Far East.
Real Estate
Our real estate operations have been in a wind-down phase over the last several years. In fiscal 2005 we completed the sale of all our Nevada real estate assets that were targeted for sale.
Ampac Fine Chemicals Segment
In July 2005, we entered into an agreement to acquire and on November 30, 2005, we completed the acquisition of the fine chemicals business (the “AFC Business”) of GenCorp Inc. (“GenCorp”) through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals (“AFC”). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States. In fiscal year 2004, the AFC Business reported revenues of approximately $66 million.
The estimated total consideration for the acquisition of the AFC Business is comprised of the following (in millions):

Cash	$88.5
Fair value of Seller Subordinated Note (Face value $25,500)	19.4
Preliminary capital expenditures adjustment	17.4
Preliminary working capital adjustment	2.4
Other direct acquisition costs	4.0

Total Consideration	$131.7

The purchase price of $114.0 million (comprised of cash of $88.5 million, and a Seller Subordinated Note with a face value of $25.5 million) is subject to an additional contingent cash payment of up to $5.0 million based on targeted financial performance of AFC during the year ended September 30, 2006. Each component of the consideration for the acquisition of the AFC Business is discussed in more detail in Note 2 to our consolidated financial statements. We funded the acquisition of the AFC Business with our new Credit Facilities, a Seller Subordinated Note, and existing cash (see Note 6 to our consolidated financial statements).
AFC is a manufacturer of Active Pharmaceutical Ingredients (“APIs”) and registered intermediates for commercial customers in the pharmaceutical industry. In fiscal 2005 (twelve months ended

November 30, 2005), the AFC Business generated nearly all of its sales from existing products that are FDA-approved and currently on the market. AFC is a pharmaceutical fine chemicals manufacturer that operates in compliance with the U.S. Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices (“cGMP”). AFC has distinctive competencies in chiral separations, highly potent/cytotoxic compounds and energetic chemistry.
Chiral Compounds – Many chemicals used as pharmaceuticals are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other. The different enantiomers can have very different properties, including efficacy as a drug substance. As a result, the FDA is requesting pharmaceutical companies to identify and separate the enantiomers of a new drug and study their biological activities through separate clinical trials. If they are found to be different and especially if one is causing side effects, then the FDA will request that the desired enantiomer be chirally pure (i.e. separated from its counterpart). To achieve this chiral purity several techniques are available. The desired single enantiomer can be produced using asymmetric synthesis or can be isolated from the other one by techniques such as chromatography.
Simulated Moving Bed (“SMB”) technology is an efficient and effective continuous separation technique based on the principle of chromatography. SMB technology was developed in the early sixties for the petroleum industry and was applied to pharmaceuticals in the nineties. Since this is a binary separation technique it is ideally suited for the separation of enantiomers. Recently several chirally pure drugs have been manufactured using a purification step using SMB and approved by the FDA. This technology allows the separation and obtainment of two enantiomers with high purity while asymmetric synthesis can only obtain a single enantiomer at a time. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Currently, the market for custom manufacturing using SMB technology is substantially covered by four companies: AFC at its California site, Groupe Novasep SAS through its subsidiary Finorga in France, Daicel Chemical Industries, Ltd. in its manufacturing site in Japan and Honeywell International Inc. located in Ireland.
High Potency Compounds – High potency compounds are a rapidly growing segment of the pharmaceutical fine chemicals industry. High potency compounds are by nature extremely hazardous to handle and produce. The manufacture of high potency compounds requires high containment manufacturing facilities and a high-degree of expertise to ensure safe, quality production. AFC has the expertise to design processes and facilities to minimize and control potential exposure. The most common high potency compounds are used for oncology (i.e. anti-cancer). AFC estimates that there are currently over 600 anti-cancer drugs in the development pipeline and most utilize high potency compounds.
There is currently limited competition in the market for manufacturing high potency compounds, as it requires a high level of expertise to safely and effectively manufacture these chemicals. The need for such expertise has discouraged many firms from entering this market. Entry into this market also requires a capital investment for specialized facilities if the market entrant does not already have access to such facilities.
Energetic Chemistry and Anti-Viral Compounds – Energetic chemistry offers cleaner, higher yield processes to target compounds, which is increasingly important as purity specifications of pharmaceutical products become more stringent. At present, over 50 drugs currently on the market employ energetic chemistry platforms similar to the platforms of AFC in their synthesis processes, and the use of energetic chemistry is increasing at AFC. Safe operation of an energetic chemicals plant requires a great deal of expertise. Currently, AFC is one of a few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. One of the largest and fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase of HIV-related drugs. We expect that HIV drugs will continue to drive growth in the anti-viral product segment, given the increased government sponsorship for fighting the epidemic. For example, in May 2003, the U.S. passed into law a five-year, $15 billion anti-HIV bill designed to increase the supply of HIV-fighting drugs to third-world nations.
Customers and Markets
AFC has established long term relationships with key customers. Its current customers include six multinational pharmaceutical companies and four emerging biotechnology companies. The top five customers of AFC accounted for approximately 97.1% of its revenues in its fiscal 2005. AFC maintains multiyear manufacturing agreements with several large pharmaceutical and several biotechnology companies for annual supply of products which helps provide AFC with earnings stability. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages stable, long-term customer relationships. Once a customer establishes a production process with AFC, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:
•	Alternative Supply May Not Be Available – AFC is currently the sole-source supplier of a number of oncology products that involve handling highly toxic compounds.

•	Regulatory Approval — applications to and approvals from the FDA always require the chemical contractor to be named. Switching contractors requires additional regulatory approval and could take as long as seven to 18 months.

•	Significant Financial Costs — switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA.
Competition
The pharmaceutical fine chemicals industry is highly fragmented, AFC believes the 20 largest manufacturers control approximately 47% of the market with the largest manufacturer holding an approximate 8% market share. A number of other manufacturers, including AFC, constitute the remaining approximately 53% of the industry. Pharmaceutical fine chemical manufacturers generally compete based on breath of technology base, research and development and chemical expertise, flexibility of manufacturing capabilities, safety record, regulatory compliance history and price.
To compete successfully in the pharmaceutical fine chemical manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products at competitive prices. They must also augment their capabilities with a complete line of complementary services, including process evaluation, development and improvement (from initial synthesis of a new drug candidate through market launch). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.
Raw Materials
In fiscal 2005, the AFC Business purchased approximately $19.2 million of raw materials, primarily bulk commodity chemicals (principally solvents) and custom chemicals. The Company maintains supply contracts with a small number of well-established bulk commodity chemical manufacturers and distributors. Although the contracts do not hedge against price increases, they do ensure a consistent supply of high quality commodity chemicals. In addition, AFC currently has or is in the process of implementing supply agreements with multiple sources of custom chemicals to ensure a constant and reliable supply of key ingredients. However, some customers require AFC to purchase only from the supplier designated by the customer. In at least one instance where a critical custom chemical is only available from one or a very small number of suppliers, AFC itself is an alternative supply source and can manufacture the chemical in-house if necessary.
Regulatory Compliance
AFC produces pharmaceutical chemicals in accordance with cGMP. Its facilities are designed and operated to satisfy FDA, International Conference on Harmonization ICH Q7A, U.S. Drug Enforcement Agency and Bureau of Alcohol, Tobacco and Firearms accountability for operations involving substances and precursors. Its regulatory status is maintained via comprehensive 21 CFR Parts 210 and 211 compliant quality systems. Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. cGMP guidelines cover a broad range of quality systems including manufacturing and laboratory activities, quality control and assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be qualified, validated and their use documented.
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
EPA Perchlorate Review: Perchlorate is not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), but has been added to the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments (prior to the release of the NAS report) and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
Perchlorate Remediation Project in Henderson, Nevada: In 1997, the Southern Nevada Water Authority (“Water Authority”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. At certain levels, perchlorate can interfere with the uptake of iodine by the thyroid gland. While iodine uptake inhibition is a mundane occurrence, if the uptake inhibition is high enough and lasts for a substantial period, then thyroid hormone production is affected.
We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada during 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Henderson Site, although it currently continues to produce other chemicals at this site. As a result of a longer production history at Henderson, the KMCC and predecessor operations have manufactured significantly greater amounts of perchlorate over time than did our operation formerly located there.
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
Environmental Remediation Reserve: During our fiscal 2005 third quarter, we recorded a charge for $22.4 million representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
It is our policy to conduct our businesses with high regard for the safety of our personnel and for the preservation and protection of the environment. We devote significant resources and management attention to complying with environmental and safety laws and regulations. In view of our production and handling of specialty chemicals, such operations are regulated and monitored by governmental agencies (i.e. OSHA, EPA and other regulatory agencies). Accordingly, from time to time, we have been subject to compliance orders, including civil penalties, imposed by such regulatory agencies.
Other Matters
Intellectual Property
The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of American Pacific Corporation or our subsidiaries: Halotron®, SEP™, OdorMaster®, ChlorMaster®, PEPCON®, and Exceeding Customer Expectations®. In addition, we have various foreign registrations for Halotron.
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
Insurance
Our policy is to obtain liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. We maintain public liability and property insurance coverage at amounts that management believes are sufficient to meet our anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of our insurance.
Employees
At September 30, 2005, we employed approximately 254 persons in executive, administrative, sales and manufacturing capacities. Although efforts have been made by union representatives to seek certification to represent certain of our employees, no such certification has been granted and we do not have collective bargaining agreements with any of our employees. We consider our relationships with our employees to be satisfactory.

In connection with our acquisition of the AFC Business, we hired approximately 221 employees on November 30, 2005, approximately 55% of whom were covered by collective bargaining or similar agreements. Of the covered employees, none are covered by collective bargaining agreements that are due to expire within one year.
Available Information
     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our Internet website at http://www.apfc.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
Our business could be adversely impacted by reductions or changes in NASA or U.S. government military spending.
Our perchlorate chemicals, as part of our Specialty Chemicals segment, accounted for approximately 53%, 73% and 79% of our revenues during fiscal 2005, 2004 and 2003, respectively. Ammonium perchlorate, or AP, is the sole oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration. Our principal space customers are Alliant Techsystems, Inc. (“Alliant”) for the Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot and Multiple Launch Rocket System programs. As a majority of our sales are to the U.S. government and its prime contractors, we depend heavily on the contracts underlying these programs. Also, significant portions of our sales come from a small number of customers. Alliant accounted for 41%, 44% and 66% of our revenues during the fiscal years 2005, 2004 and 2003, respectively. We have supplied AP for use in space and defense programs for over 40 years. We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.
Beginning in the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003, further reduced sales volume of our Grade I AP products. During the next several years, the demand for Grade I AP will be primarily driven by the following factors:
•	The timing of the Space Shuttle’s return to flight.

•	The number of Shuttle flights between now and the retirement of the Shuttle fleet.

•	The amount of inventory of Grade I AP owned by our customers.

•	The amount of NASA’s and the Department of Defense’s (“DOD”) annual budget over the next several years.
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that is likely to stimulate the demand for Grade I AP. As a consequence of the new space initiatives discussed above, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP will be driven by the following factors:
•	The timing of the retirement of the Space Shuttle fleet.

•	The timing of the development of the new crew launch vehicle (“CLV”) and the number of CLV launches.

•	The timing of the development and testing of the new heavy launch vehicle (“HLV”) used to transport material and supplies to the ISS and the Moon; and the number of HLV launches.
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
If the use of AP as the oxidizing agent for solid fuel rockets or the use of solid fuel rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
We depend on a limited number of customers for most of our net sales and the loss of one or more of these customers could reduce our net sales.
Our perchlorate chemicals, as part of our Specialty Chemicals segment, accounted for approximately 53%, 73% and 79% of our revenues during fiscal 2005, 2004 and 2003, respectively. Alliant accounted for 41%, 44% and 66% of our revenues during the fiscal years 2005, 2004 and 2003, respectively. Should our relationship with one or more of our major customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
Our existing U.S. government contracts and contracts based on U.S. government contracts are subject to continued appropriations by congress and may be terminated if future funding is not made available.
U.S. government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers are mainly U.S. government contractors subject to this yearly

Congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed.
In particular, it has been recently announced that NASA is expected to have a budget shortfall between fiscal years 2006 and 2010 that may surpass $6 billion, which may result in a significant reduction in the number of Space Shuttle flights. This could have a material adverse effect on our operating results, financial condition, or cash flows.
A significant percentage of our contracts are fixed price contracts. If we experience cost overruns on these contracts or our raw materials becomes more expensive, we would have to absorb the excess costs and our profitability would be adversely affected.
Our U.S. government or U.S. government contractor contracts can be categorized as either “cost-plus” or “fixed-price.”
Cost-Plus Contracts. Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow us to recover our approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow us to recover our approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.
Fixed-Price Contracts. Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. The U.S. government also regulates the accounting methods under which costs are allocated to U.S. government contracts. As a result, all fixed-price contracts involve the inherent risk of un-reimbursed cost overruns.
To the extent that we did not anticipate the increase in cost of producing our products which are subject to a fixed-price contract, our profitability would be adversely affected.
Our U.S. government contracts and our customer’s U.S. government contracts are subject to termination.
We are subject to the risk that the U.S. government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:

•	the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. government,

•	the U.S. government is not liable for the contractor’s costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and

•	the contractor may be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.
In addition, since our significant customers are U.S. government contractors, they may cease purchasing our products if their contracts are terminated, which may have a material adverse effect on our operating results, financial condition or cash flow.
We are subject to procurement and other related laws and regulations, non-compliance with which may expose us to adverse consequences.
We are subject to extensive and complex U.S. government procurement laws and regulations, along with ongoing U.S. government audits and reviews of contract procurement, performance, and administration. We could suffer adverse consequences if we were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than our domestic sales. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.
These procurement laws and regulations also provide for ongoing audits and reviews of incurred costs as well as contract procurement, performance and administration. The U.S. government may, if appropriate, conduct an investigation into possible illegal or unethical activity in connection with these contracts. Investigations of this nature are common in the aerospace and defense industry, and lawsuits may result. In addition, the U.S. government and its principal prime contractors periodically investigate the financial viability of its contractors and subcontractors as part of its risk assessment process associated with the award of new contracts. If the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired.
Our operations and properties are currently the subject of numerous environmental and other government regulations, which may become more stringent in the future and may reduce our profitability and liquidity.
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
EPA Perchlorate Review: Perchlorate is not currently included in the list of hazardous substances compiled by the EPA, but has been added to the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the NAS. This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments (prior to the release of the NAS report) and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
Perchlorate Remediation Project in Henderson, Nevada: In 1997, the Southern Nevada Water Authority (“Water Authority”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. At certain levels, perchlorate can interfere with the uptake of iodine by the thyroid gland. While iodine uptake inhibition is a mundane occurrence, if the uptake inhibition is high enough and lasts for a substantial period, then thyroid hormone production is affected.
We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada during 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Henderson Site, although it currently continues to produce other chemicals at this site. As a result of a longer production history at Henderson, the KMCC and predecessor operations have manufactured significantly greater amounts of perchlorate over time than did our operation formerly located there.
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
Environmental Remediation Reserve: During our fiscal 2005 third quarter, we recorded a charge for $22.4 million representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
Although we have established reserves for our environmental liabilities, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient.
As of September 30, 2005, we had established reserves of $20.6 million, which we believe to be sufficient to cover our estimated environmental liabilities at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions or our liquidity or financial condition.
In connection with the acquisition of the AFC Business, we have incurred a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2005, we had total consolidated debt of $110.5 million. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.
Our level of debt places significant demands on our cash resources, which could:
•	make it more difficult for us to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, developing our real estate assets and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; or

•	increase our vulnerability to general adverse economic and industry conditions.
If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.
We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt.
Our outstanding debt generally contains various restrictive covenants. These covenants include provisions restricting our ability to, among other things:
•	incur additional debt, incur contingent obligations and issue additional preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments, and restrict the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	make certain capital expenditures, investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.
The anticipated benefits of combining AMPAC and the AFC Business may not be realized.
In November of 2005, we purchased the AFC Business, with the expectation that the combination of both companies’ businesses will result in various benefits including, among other things, benefits relating to heightened expertise in pharmaceutical specialty chemicals, synergies created by the combination of our expertise and know-how of specialty chemicals used in energetic products for space flight and defense systems and the expertise of AFC, the diversification of risk faced by the Company, cost savings and operating efficiencies. There can be no assurance that we will realize any of these benefits or that the acquisition will not result in the deterioration or loss of significant business of the combined company. Costs incurred and liabilities assumed in connection with the acquisition, including pending and/or threatened disputes and litigation, could have a material adverse effect on the combined company’s business, financial condition and operating results.
We may have difficulty and incur substantial costs in integrating the AFC Business.
Integrating AMPAC and the AFC Business will be a complex, time-consuming and expensive process. Before the acquisition, AMPAC and the AFC Business operated independently, each with its own business, products, customers, employees, culture and systems. The combined company may face substantial difficulties, costs and delays in integrating AMPAC and the AFC Business. These factors may include:
•	potential difficulty in leveraging the value of the separate technologies of the combined company; perceived adverse changes in product offerings available to customers or customer service standards, whether or not these changes do, in fact, occur;

•	costs and delays in implementing common systems and procedures;

•	difficulty integrating differing distribution models;

•	difficulty comparing financial reports due to differing management systems;

•	diversion of management resources from the business of the combined company;

•	potential incompatibility of business cultures and philosophies;

•	reduction or loss of revenue due to the potential for market confusion, hesitation and delay; and

•	coordinating infrastructure operations in an effective and efficient manner.
We may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices. We may be unsuccessful in implementing the integration of these systems and processes.
Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers. Many of these factors are also outside our control. The failure to effectively and efficiently integrate AMPAC and the AFC Business could have a material adverse effect on our business, financial condition and operating results.
The Securities and Exchange Commission (“SEC”) has asked for clarification regarding certain of our accounting policies and disclosures.
In a letter dated February 15, 2005, the Securities and Exchange Commission asked for additional information or clarification of certain of our accounting policies, including our accounting for “Bill and Hold” transactions. Sales of our specialty chemicals and environmental protection products are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. We offer some of our perchlorate product customers the option, at their election, of storing purchased materials in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which the risks of ownership and transfer of title is transferred to the customers. We have responded to the SEC’s letter and have received no further communications from the SEC after our response. However, there can be no assurance that our accounting policies will not be questioned in the future and if our accounting method changes, it may have a material effect on our financial results.
The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.

Our operations involve the handling and production of potentially explosive materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.
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
The production of most of our products is conducted in a single facility and our operations will be materially affected if production at that facility is disrupted.
Most of our products are produced at our Iron County, Utah facility. A significant disruption at this facility, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.
Key raw materials used in our operations include salt, sodium chlorate, graphite, ammonia and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. Although we recently had some difficulty in obtaining graphite, significant progress has been made in establishing an assured source of supply. We continue to explore other technologies that would reduce our dependence on graphite. In addition, as a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the Department of Defense (DoD) budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries. We are also impacted by the cost of these raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has an impact on the cost of operating our facilities.
Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on our operating results, financial condition or cash flows.

Our inability to adapt to rapid technological changes could impair our ability to remain competitive.
The aerospace and defense industry and the other specialty chemicals, performance products and environmental protection equipment industries in which we participate have all undergone rapid and significant technological development over the last few years. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. As an example, the automotive airbag market is currently the largest consumer of sodium azide. New automotive inflator systems that do not use sodium azide have gained substantial market share and, as a consequence, there has been a substantial decline in the demand for sodium azide. Based upon market information received from inflator manufacturers, we expect that sodium azide use will continue to decline and that bag inflators using sodium azide will be phased out over approximately five years. Currently, demand for sodium azide is substantially less than supply on a worldwide basis. Future technological developments could:
•	adversely impact our competitive position if we are unable to react to these developments in a timely or efficient manner;

•	require us to write-down obsolete facilities, equipment and technology;

•	require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

•	require significant capital expenditures for research, development and launch of new products or processes.
Our proprietary rights may be violated or compromised, which could damage our operations.
We own numerous patents, patent applications and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies.
We are subject to intense competition in certain of the industries where we compete and therefore may not be able to compete successfully.
Other than the sale of AP, for which we are the sole supplier in the U.S., we face significant competition in all of the other industries that we participate in, including from competitors with greater resources than ours. Many of our competitors have financial, technical, production and other resources substantially greater than ours. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. In addition, there is a worldwide over-supply of sodium azide, which creates significant price competition for that product. We cannot assure you we will have access to the financing necessary to upgrade our facilities in response to technological advances or other competitive developments. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of these products.
Due to the nature of our business, our sales levels may fluctuate causing our quarterly operating results to fluctuate.

Changes in our operating results from quarter to quarter could result in volatility in our common stock price. Our quarterly and annual sales are affected by a variety of factors that could lead to significant variability in our operating results. In our specialty chemicals business, the need for our products are generally based on contractually defined milestones that our customers are bound by and these milestones may fluctuate from quarter to quarter.
The cyclicality and volatility of the chemical industry affects our capacity utilization and causes fluctuations in our results of operations.
The operating rates at our facilities will impact the comparison of period-to-period results. Different facilities may have differing operating rates from period to period depending on many factors, such as transportation costs and supply and demand for the product produced at the facility during that period. As a result, individual facilities may be operated below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. The expenses of the shutdown and restart of facilities may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets.
A loss of key personnel or highly skilled employees could disrupt our operations.
Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. We have entered into employment agreements with two of our executive officers that allow those officers to terminate their employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly-skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.
Our Shareholder Rights Plan, Certificate of Incorporation and Bylaws discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.
We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include:
•	a classified Board of Directors;

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to our Board of Directors; and

•	special voting requirements for the amendment of our certificate of incorporation and bylaws.

We are also subject to anti-takeover provisions under Delaware laws, each of which could delay or prevent a change of control. Together these provisions and the rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
We may continue to expand our operations through acquisitions, which could divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.
Our business strategy could include growth through future acquisitions. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.
Although we undertake a diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.
Risks Related to Newly Acquired Fine Chemicals Business
We may be unable to comply with customer specifications and manufacturing instructions, experience schedule delays or other problems with existing or new products and systems, which could result in increased costs and loss of sales.
Our newly acquired fine chemicals business, which is operated by our Ampac Fine Chemicals LLC subsidiary, produces chemical compounds that are difficult to manufacture, including highly energetic, highly toxic and high potency materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities world-wide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA, and the European Agency for the Evaluation of Medical Products, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s “cGMP” and the International Conference on Harmonization (ICH) Q7A. If AFC is unable to adhere to these standards and produce these chemical compounds to the standards required by our customers, its operating results and revenues will be negatively impacted.

Failure to meet strict timing or delivery requirements could cause AFC to be in breach of material customer contracts.
AFC is a capital intensive business. Certain major customers have agreed to reimburse AFC for all or a portion of the cost of acquiring or installing certain production equipment to insure sufficient supply of the customer’s product. AFC must meet strict timelines for installation and validation of the production equipment and the manufacturing process. Failure to install and validate the production equipment and to validate the production process in a timely manner could result in delays in production or in breach of contract claims which could adversely impact revenues and operating results of AFC. In addition, the rate of utilization of AFC production capacity is currently very high. Therefore, AFC may experience significant delays in its production if its production capability experiences unscheduled reductions. This may in turn cause AFC to be in breach of its material customer contracts, which could adversely affect its revenues and operating results.
Because AFC currently manufactures a limited number of products for a small number of customers, a problem with any of its significant customers or the final products that our chemical compound is a part could materially adversely affect its results of operations and cash flow.
AFC’s success is largely dependent upon contract manufacturing of a limited number of intermediates or APIs for a limited number of key customers. It produced 14 APIs or intermediates in fiscal 2005 for its customers with its top three products generating approximately 71% of its sales in fiscal 2005. Furthermore, the top five customers of AFC accounted for approximately 97.1% of its revenues in its fiscal 2005. Any negative development in these customer contracts or relationships or in the customer’s business may have a material adverse effect on the results of operations of AFC. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, filing with the FDA or is not successful in the market, these customers may substantially reduce or cease to purchase AFC’ compounds, which will have a material adverse effect on the revenues and results of operations of AFC. Finally, certain customers have agreed to reimburse AFC for all or a portion of the substantial cost of acquiring or installing certain production equipment. Due to the relative size of these customers, their contracts and the capital investment required, failure of the customer to reimburse AFC for these capital investments could have a material adverse effect on the our operating results.
AFC depends heavily on third parties for the supply of certain raw materials used in its production processes.
AFC uses substantial amounts of raw materials in its production processes. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact revenue and operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues. Certain key raw materials are obtained from sources from outside the United States. A delay in the arrival in the shipment of raw material from a third party supplier could have a significant impact on AFC’ ability to meet its contractual commitments to customers.

Our inability to adapt to rapid technological changes could impair our ability to remain competitive.
The pharmaceutical fine chemicals industry has undergone rapid and significant technological development over the last few years. Our competitors may implement new technologies before we are able to, allowing them to provide products to our existing or potential customers at more competitive prices. Future technological developments could:
•	adversely impact our competitive position if we are unable to react to these developments in a timely or efficient manner; and

•	require us to write-down obsolete facilities, equipment and technology or incur significant capital expenditures to upgrade such facilities and equipment.
The fine chemicals industry is highly competitive, and the failure of AFC to compete effectively could harm our business and profitability.
The pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC may not be successful in renewing customer contracts on commercially favorable terms, if at all, or in securing new customers. AFC faces increasing competition against pharmaceutical contract manufacturers located in the People’s Republic of China and India, where production costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted.
Successful commercialization of pharmaceutical products and product line extensions is very difficult and subject to many uncertainties. If a customer is not able to successfully commercialize its products for which AFC produces compounds, then the operating results of AFC may be negatively impacted.
Successful commercialization of products and product line extensions requires accurate anticipation of market and customer acceptance of particular products, customers’ needs, the sale of competitive products, and emerging technological trends, among other things. Additionally, for successful product development, the customers must complete many complex formulation and analytical testing requirements and timely obtain regulatory approvals from the FDA and other regulatory agencies. When developed, new or reformulated drugs may not exhibit desired characteristics or may not be accepted by the marketplace. Complications can also arise during production scale-up. In addition, these products may encounter unexpected, irresolvable patent conflicts or may not have enforceable intellectual property rights. If the customer is not able to successfully commercialize their products for which AFC produces compounds for, then the operating results of AFC may be negatively impacted.
AFC or its customers may be unable to obtain government approval for its products or comply with government regulations relating to its business.
The commercialization of pharmaceutical products is subject to extensive federal, state and local regulation in the United States and similar foreign regulation. We do not know the extent to which we may be affected by legislative and other regulatory actions and developments concerning various aspects of the operations and products of AFC or its customers and the health care field generally. We do not know what effect changes in governmental regulation and other actions or decisions by governmental agencies may have on AFC in the future. Any changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. Any regulatory changes could have a material adverse effect on AFC, its financial condition and results of operations or its competitive position.
The manufacturing, processing, formulation, packaging, labeling, distribution, importation, pricing, reimbursement and advertising of these products, and disposal of waste products arising from these activities, are also subject to regulation by the U.S. Drug Enforcement Administration, the Federal Trade Commission, the U.S. Consumer Product Safety Commission, the Occupational Safety and Health Administration, the U.S. Environmental Protection Agency, and the U.S. Customs Service, as well as state, local and foreign governments.
Before marketing most drug products, AFC’ customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of the required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either parties’ part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products. The FDA could also require reformulation of products during the post-marketing stage.
All of AFC’ products must be manufactured in conformance with cGMP regulations, as interpreted and enforced by the FDA, the International Conference on Harmonization ICH Q7A, and drug products subject to an FDA-approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the regulations, current FDA guidance, current industry practice and application. Additionally, modifications, enhancements or changes in manufacturing sites of approved products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which may not be obtainable. The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory.
Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if compliance is deficient in any significant way, it could have a material adverse effect on AFC.
Recall or withdrawal of a customer’s product from the market or the failure of the customer to obtain regulatory approval of its products will impact forecasted revenues.
A customer product that includes ingredients that are manufactured by AFC may be recalled or withdrawn from the market by the customer. The recall or withdrawal may be for reasons beyond the control of AFC. A recall or withdrawal of a product manufactured by AFC or that includes ingredients manufactured by AFC for its customers could have an adverse impact on its forecasted revenues and operating results.

AFC involves hazardous and highly potent materials and if it is unable to comply with the environmental laws and regulations to which it is subject, its results may be adversely affected.
AFC involves the controlled storage, use and disposal of hazardous or highly potent materials. It is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable to governmental authorities or private parties for any damages that result, and the liability could exceed our resources. In addition, we could be held liable for costs associated with contamination of properties occupied by AFC, or at other parties’ disposal sites where it disposes or have disposed of hazardous wastes, even though this contamination may have been caused by third parties or the disposal may have complied with the regulatory requirements then in place. Current or future environmental laws and regulations, or adverse changes in the way current laws and regulations are interpreted or enforced, may materially adversely affect the business, financial condition and results of operations of AFC.
As part of the acquisition transaction of AFC, it entered into a consent agreement with the California Environmental Protection Agency’s Department of Toxic Substances Control (“DTSC”) regarding certain processes that DTSC had indicated that it might regulate as hazardous waste treatment. This consent agreement resolves all current issues that DTSC has identified for the assets of AFC. This consent agreement requires AFC to take certain steps to enhance the safety and security of these processes and provides for an exchange of information, and a subsequent determination of whether these activities should be regulated under the California Hazardous Waste Control Laws. If DTSC ultimately determines that the processes should be so regulated, AFC has agreed to apply for the necessary permits and, as a condition of the permits, will have to implement permanent safety and security measures to prevent the release of hazardous materials into the environment. These additional measures may restrict AFC’ operational flexibility, present additional recordkeeping burdens, and require additional capital expenditures which could negatively affect the results of operations for AFC.
Also as part of the acquisition of the AFC Business, it leased approximately 230 acres of land on the Aerojet-General Corporation Superfund Site. The Superfund law (CERCLA) has very strict joint and several liability provisions that make any “owner or operator” on a Superfund site a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of the Superfund law and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation. Even though we have received indemnification from the seller of the AFC Business for these potential liabilities and a “comfort letter” from the EPA indicating that it does not currently intend to pursue the Company or AFC as a potentially responsible party, there can be no assurance that AFC or the Company will be protected against any and all liabilities arising from these real properties under the Superfund law. In addition, pursuant to the EPA consent order governing remediation for this site, AFC will have to abide by certain limitations regarding construction and development of the site which may restrict AFC’ operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC.

A strike or other work stoppage, or the inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on the cost structure and operational capabilities of AFC.
As of November 30, 2005, the AFC Business had approximately 221 employees, of whom approximately 55% were covered by collective bargaining or similar agreements. Of the covered employees, none are covered by collective bargaining agreements that are due to expire within one year. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase its operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers could also have similar effects on AFC.
The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have enough capital to finance the necessary capital expenditures, its business and results of operations may be harmed.
The pharmaceutical fine chemicals industry is a capital-intensive industry that consumes cash from the AFC Business’ and our operations and borrowings. Upon further expansion of the operations of AFC, capital expenditures for the AFC Business are expected to increase. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. These factors could substantially increase AFC’ operating costs and negatively impact its operating results.
AFC relies on intellectual property and proprietary rights to maintain its competitive position and, therefore, failure to protect adequately its intellectual property and proprietary rights could adversely affect its market share.
The technological and creative skills of the personnel are essential to establishing and maintaining AFC’ competitive advantage. Customers often turn to the AFC Business because very few companies have the specialized experience and capabilities required for energetic and high containment chemistry. If AFC fails to protect adequately its intellectual property and proprietary rights, it could allow its competitors to capture market share.
AFC seeks to protect its inventions, confidential information and brand names under patent and “trade secret” laws and through the use of confidentiality procedures and written agreements. However, these laws and its efforts afford only limited protection for its intellectual property and proprietary rights. If AFC is unable to adequately protect and utilize its intellectual property or proprietary rights, its results of operations may be adversely affected.

Item 2. Properties
The following table sets forth certain information regarding our properties at September 30, 2005:

		Approximate Area		Approximate
Location	Principal Use	or Floor Space	Status	Annual Rent
(a) Iron County, Utah	Perchlorate Manufacturing Facility	217 Acres	Owned	N/A
(b) Iron County, Utah	Sodium Azide Manufacturing Facility	41 Acres	Owned	N/A
(c) Iron County, Utah	Halotron Manufacturing Facility	6,720 sq. ft.	Owned	N/A
(d) Las Vegas, NV	Executive Offices	22,262 sq.ft.	Leased	$500,000
(e) Cherokee County, KS	Packages Explosives manufacturing facility and offices	257 Acres	Owned/Leased	Nominal
(f) Cherokee County, KS	Underwater testing facility	640 Acres	Lease to own	Nominal
(g) Cherokee County, KS	Laboratory and offices	4 Acres	Lease to own	Nominal
(h) Niagra Falls, NY	Aerospace Equipment manufacturing	81,425 sq. ft.	Leased	$165,000
(i) Westcott, Bucks, UK	Aerospace Equipment manufacturing	65 Acres	Leased	$320,000

(a)	This facility is used for the production of perchlorate products and environmental protection equipment. It consists of approximately 112,000 sq. ft. of enclosed manufacturing space, a 12,000 sq. ft. administration building and a 3,200 sq. ft. laboratory building. Perchlorate capacity utilization rates for this production facility were approximately 39%, 39%, and 62% during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

(b)	This facility is used for the production of sodium azide and consists of approximately 34,600 sq. ft. of enclosed manufacturing and laboratory space. Capacity utilization rates for this production facility were approximately 3%, 12%, and 14% during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

(c)	Capacity utilization rates for the Halotron production facility were approximately 9%, 5%, and 6% during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

(d)	These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991, and has been extended through February 2009. Approximately 25% of this space is currently sublet at an annual rent of approximately $130,000.

(e)	This facility is used for the production of packaged water gel explosives and binary products. It consists of three manufacturing facilities of approximately 48,000 sq. ft. of enclosed space, administration facilities of 5,200 sq. ft. and several raw material and finished goods storage buildings and trailers.

(f)	This facility is used for underwater testing of explosives. It has an office and lab building of approximately 2,400 sq. ft.

(g)	This facility houses the technical group for the ESI business and research and development laboratories; it consists of an 8,000 sq. ft. building plus maintenance and storage space.

(h)	This facility is used for the design, manufacture and test of our Aerospace Equipment Products.

(i)	This facility is used for the design, manufacture and test of our Aerospace Equipment products. The facility consists of 34 buildings on 65 acres of land.

We consider our facilities to be adequate for our present needs and suitable for their current use.

Item 3. Legal Proceedings
The information set forth in Note 9 to our consolidated financial statements regarding litigation and contingencies is incorporated herein by reference. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We are from time to time subject to claims and lawsuits. Although it is not possible to predict or determine the outcome of legal actions brought against us or the ultimate cost of these actions, we believe the costs associated with all such actions in the aggregate will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during our fourth quarter of fiscal year ended September 30, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Listing – Our Common Stock trades on The Nasdaq Stock Market® under the symbol “APFC.” The table below sets forth the high and low sales prices of the Common Stock for the periods indicated in our fiscal years ending September 30.

	2005		2004
	High	Low	High	Low

First Quarter	$8.78	$7.30	$9.91	$8.45
Second Quarter	8.99	7.03	10.75	7.70
Third Quarter	8.52	7.00	8.02	7.16
Fourth Quarter	8.79	5.90	7.91	7.18
At December 13, 2005, there were approximately 981 shareholders of record of our Common Stock. The closing price of our stock on December 12, 2005 was $4.59.
Dividend Policy – In January 2003, we adopted our Dividend and Stock Repurchase program. By reason of the application of the program formula which is based on cash flow, no dividends were declared for fiscal years 2005 and 2004.
Beginning November 2005, our Credit Facilities significantly limit our ability to use cash to repurchase shares or issue dividends under the program. See discussion of our Credit Facilities under the heading “Liquidity and Capital Resources” of this annual report.
Transfer Agent – Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10007, (800) 937-5449.
Securities Authorized for Issuance Under Equity Compensation Plans – The information under the caption “Equity Compensation Plan Information” in fiscal 2005 Proxy Statement is incorporated herein by reference.

Item 6. Selected Financial Data
FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
(Dollars in Thousands, Except per Share Amounts)

	2005 (a)	2004 (b)	2003	2002	2001

STATEMENT OF OPERATIONS DATA:
Revenues	$83,347	$59,489	$68,866	$73,588	$63,089
Cost of revenues	55,669	40,246	37,349	43,529	38,186

Gross profit	27,678	19,243	31,517	30,059	24,903
Operating expenses	26,320	21,493	14,480	13,776	10,050
Environmental remediation charge	22,400	—	—	—	—

Operating income (loss)	(21,042)	(2,250)	17,037	16,283	14,853
Net interest and other expense (income)	(1,124)	(120)	1,544	3,235	2,590
Loss on debt extinguishments	—	—	1,522	149	—

Income (loss) before income tax, extraordinary gain and accounting change	(19,918)	(2,130)	13,971	12,899	12,263
Income tax provision (benefit)	(8,673)	(2,502)	4,611	4,257	4,537

Income (loss) before extraordinary gain and accounting change	$(11,245)	$372	$9,360	$8,642	$7,726

Earnings (loss) per share before extraordinary item and accounting change
Basic	$(1.54)	$0.05	$1.29	$1.21	$1.10
Diluted	$(1.54)	$0.05	$1.27	$1.18	$1.10
Dividends declared per share	$—	$—	$0.42	$—	$—

BALANCE SHEET DATA:
Cash and cash equivalents	$37,213	$23,777	$27,140	$65,826	$51,471
Inventories and receivables	26,390	30,058	22,885	21,156	19,736
Property, plant and equipment, net	15,646	16,573	9,223	7,918	7,503
Intangible assets, net	9,763	13,679	17,579	21,297	25,411
Total assets	115,000	101,576	101,685	131,971	123,042
Working capital	49,235	45,741	42,599	81,783	67,426
Long-term debt (c)	—	—	—	40,600	44,175

(a)	As discussed in Note 2 to our consolidated financial statements, we acquired ISP effective October 1, 2004.

(b)	As discussed in Note 1 to our consolidated financial statements, the consolidation of the ES joint venture as of March 31, 2004 significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

(c)	As discussed in Note 6 to our consolidated financial statements, we entered into debt agreements regarding the Credit Facilities and Seller Subordinated Note in connection with our acquisition of the AFC Business in November 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)
The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements.
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
On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”) which manufactures products for the satellite market. We report ISP as our Aerospace Equipment segment and have included its financial performance in our consolidated financial statements since the first quarter of fiscal 2005.
Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water and the sale of our improved land in the Gibson Business Park (near Las Vegas, Nevada). All of the real estate assets that were targeted for sale have been completed and we do not anticipate significant real estate sales activity in the future financial reporting periods.
The following table reflects the revenue contribution percentage from our major product lines for the years ended September 30:

	2005	2004	2003

Specialty Chemicals:
Perchlorates	53%	73%	79%
Packaged explosives	19%	14%	0%
Sodium azide	2%	5%	6%
Halotron	5%	5%	4%

Total specialty chemicals	79%	97%	89%

Aerospace Equipment	15%	0%	0%

Other Businesses:
Real estate	4%	1%	7%
Water treatment equipment	2%	2%	4%

Total other businesses	6%	3%	11%

Total revenues	100%	100%	100%

Specialty Chemicals Segment
Perchlorate Chemicals –
Perchlorate chemicals account for a major portion of the Specialty Chemicals segment revenues. In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.
Grade I AP Customer Contracts:
We entered into an agreement with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008. The agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers. Grade I AP unit prices in the matrix at all quantity levels escalated each year through fiscal 2003. In fiscal 2004, prices were subject to a one-time downward adjustment of approximately 20%. Such downward adjustment had the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol by 20% in fiscal 2004. After the adjustment, AP unit prices established in the pricing matrix continue to escalate each year through fiscal 2008.
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
Grade I AP Sales Volume:
Beginning in the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003, further reduced sales volume of our Grade I AP products. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP have continued to increased. In August 2005, the Space Shuttle completed a successful flight, but continued to experience certain technical issues. Space Shuttle flights are expected to resume beginning in the spring of 2006, although there is no assurance in this regard.
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
During the next several years, the demand for Grade I AP will be primarily driven by the following factors:
•	The timing of the Space Shuttle’s return to flight.

•	The number of Shuttle flights between now and the retirement of the Shuttle fleet.

•	The amount of inventory of Grade I AP owned by our customers.

•	The amount of NASA’s and the DOD’s annual budget over the next several years.
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that is likely to stimulate the demand for Grade I AP. As a consequence of the new space initiatives discussed above, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP will be driven by the following factors:
•	The timing of the retirement of the Space Shuttle fleet.

•	The timing of the development of the new crew launch vehicle (“CLV”) and the number of CLV launches.

•	The timing of the development and testing of the new heavy launch vehicle (“HLV”) used to transport material and supplies to the ISS and the Moon; and the number of HLV launches.
Other Perchlorate Products:
We also produce and sell a number of other grades of AP and different types and grades of sodium and potassium perchlorates (collectively “other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, and initiators. Some of these applications are in a development phase, and there can be no assurance of the success of these initiatives.
Packaged Explosives –
As discussed in Note 1 to our consolidated financial statements, we began consolidating our ES packaged explosive joint venture as of March 31, 2004. Geographic markets for ES products include the U.S., Canada and Mexico.
Overall consumption of commercial explosives is expected to increase through 2006, as a result of continued growth in the coal and mining sectors, as well as the continued strong performance of the aggregates and construction sectors. A significant event for the packaged explosives business was the Transportation Highway Bill which passed in Fall 2005. The funds are expected to stimulate spending on new road construction and infrastructure maintenance, and some activity has already begun. The spring season is when the majority of projects will be initiated. The bill should increase demand for packaged products used in road construction and quarrying, particularly our Presplit product line and the new emulsion products. The increased mining activity in the coal industry seen during 2005 is expected to continue as long as there is no significant downturn in the price of oil and natural gas, with coal being broadly recognized as a leading future commodity in the energy sector. We expect sales of products sold to the Eastern U.S. coal industry to remain robust in 2006. While the high energy prices have benefited the coal industry, high natural gas prices have created numerous cost issues for suppliers in the explosives industry. However, there can be no assurance that the Transportation Bill will stimulate spending or that mining activity in the coal industry will continue.

Sodium Azide –
Worldwide demand for sodium azide has declined considerably over the last several years. Currently, worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over a period of approximately five years.
Halotron ® Fire Extinguishing Agents –
Halotron is a series of clean fire extinguishing agents designed to replace halon-based fire extinguishing systems. Demand for Halotron depends upon a number of factors including the willingness of commercial, government, and military consumers to spend more on a clean agent than for conventional, cheaper agents. The effects of competing products, as well as existing and potential governmental regulations also affects demand for Halotron products.
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
The selection of a propulsion system is based on the satellite’s or spacecraft’s mission and encompasses a variety of factors, including (i) type of mission, (ii) length of mission, (iii) type of orbit, (iv) weight of vehicle, (v) type of launch vehicle, and (vi) price. The ISP business supplies both government and commercial satellite customers. Sales to these customers are usually awarded based on product performance, pricing, and reliability.
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
Water Treatment Equipment –
PEPCON Systems™ designs, manufactures and services equipment used to purify air or water in municipal, industrial and power generation applications. The systems are based on an electrochemical process to produce disinfection chemicals and are marketed under the ChlorMaster™ and OdorMaster™ names. Disinfection chemicals are used by (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) by composting plants for the deodorizing of malodorous compounds in contaminated air.

The heart of the process is a proprietary electrochemical cell which uses brine or seawater to produce the disinfection chemicals. We compete with companies that utilize other technologies and those that utilize technologies similar to ours. Our success depends principally upon our ability to be cost competitive and, at the same time, to provide a quality product and service. A significant portion of our Water Treatment Equipment sales are to overseas customers, specifically in the Middle and Far East.
Real Estate –
Our real estate operations have been in a wind-down phase over the last several years. In fiscal 2005 we completed the sale of all our Nevada real estate assets that were targeted for sale.
Raw Materials and Manufacturing Costs
The principal elements comprising our cost of sales are raw materials (including inbound freight), component parts, electric power, labor, purchasing, receiving, inspection, warehousing, manufacturing overhead, delivery costs, depreciation and amortization and the book basis in real estate sold. The major raw materials used in our production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Significant increases in the cost of raw materials may have an adverse impact on margins if we are unable to pass along such increases to our customers.
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
Profitability
Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
•	as discussed in Note 9 to our consolidated financial statements, we may incur material legal and other costs associated with environmental remediation, litigation and other contingencies;

•	the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron, packaged explosives and water treatment equipment sales in the future is uncertain;

•	the results of periodic reviews for impairments of long-lived assets; and the ability to pass on increases in raw material costs to our customers.

Results of Operations
Revenues

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Specialty Chemicals	$65,470	$57,490	$61,248	14%	(6%)
Aerospace Equipment	12,429	—	—	—	—
Other Businesses	5,448	1,999	7,618	173%	(74%)

Total Revenues	$83,347	$59,489	$68,866	40%	(14%)

Specialty Chemicals segment revenues increased $7,980 during fiscal year 2005 compared to the prior fiscal year. This increase is primarily due to fiscal year 2005 including a full twelve months of revenues from ES packaged explosives in fiscal year 2005, while fiscal year 2004 only included ES revenues for the period April 1, 2004 to September 30, 2004. As noted above, we began consolidating ES results effective March 31, 2004. Fiscal year 2005 revenues from perchlorates were consistent with the prior year.
Specialty Chemicals segment revenues decreased $3,748 during fiscal 2004 compared to the prior fiscal year principally from a 20% sales volume decrease in perchlorate chemicals and a 13% decrease in the sales volume of sodium azide in fiscal 2004 as compared to fiscal 2003.
Other Businesses segment revenues increased $3,449 during fiscal year 2005 compared to the prior fiscal year principally due to an increase in real estate sales of $3,254. We do not expect significant revenues from real estate sales in the future because we have sold substantially all real estate assets we targeted for sale. There were no significant real estate sales in fiscal 2004. Water Treatment Equipment sales for fiscal year 2005 were consistent with the prior year.
Other Businesses segment revenue decreased during fiscal 2004 compared to the prior year due to a $4,368 decline in real estate sales and a decline of $1,251 due to a decrease in the volume of Water Treatment Equipment sales.
Cost of Revenues

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Revenues	$83,347	$59,489	$68,866	40%	(14%)
Cost of Revenues	55,669	40,246	37,349	38%	8%

Gross Margin	$27,678	$19,243	$31,517	44%	(39%)

Gross Margin Percentage	33%	32%	46%	3%	(29%)
Cost of revenues increased $15,423, or 38%, during fiscal year 2005 primarily due to the related 40% increase in revenues. The percentage increase in cost of sales was at a lower rate than the percentage increase in revenues, and as a result, gross margin percentage improved during fiscal year 2005. The consolidated gross margin for fiscal year 2005 reflects offsetting factors. Fiscal year 2005 includes our Aerospace Equipment segment products, which carry lower gross margin percentages than our Specialty Chemicals products. This downward effect on consolidated gross margin percentage was offset by high margins on fiscal year 2005 real estate sales.
Cost of revenues increased $2,897 during fiscal year 2004 compared to the prior fiscal year, while revenues during the same period declined. The increases in cost of revenues were primarily due to fixed costs that were allocated over a smaller base of perchlorates and other specialty chemical sales volumes for the year. In addition, higher costs were incurred due to the inclusion of the ES packaged explosives joint venture beginning in the third quarter of fiscal 2004. This increase in costs was partially offset by lower sales volumes in our Other Businesses segment, which resulted in a significant decline during fiscal year 2004 in the gross margin percentage.

Operating Expenses

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Operating Expenses	$26,320	$21,493	$14,480	22%	48%
Percentage of Revenues	32%	36%	21%	(13%)	72%
Operating (selling, general and administrative) expenses increased $4,827 during fiscal year 2005 compared to the prior fiscal year primarily due to (i) the consolidation of our ES joint venture beginning March 31, 2004, (ii) the addition of the ISP business into the newly formed Aerospace Equipment segment on October 1, 2004, and (iii) an increase in corporate development costs. The increase in operating expenses during fiscal 2005 was partially offset because the second quarter of fiscal 2004 included a charge for severance expense of $2,000 which did not recur in fiscal 2005.
Operating expenses increased $7,013 during fiscal year 2004 compared to the prior fiscal year. The increase in operating expenses was due primarily to: (i) severance costs of $2,000 (See Note 9 to the consolidated financial statements), (ii) the addition of the ES joint venture during the third quarter of fiscal 2004, (iii) an increase in environmental remediation expenditures, and (iv) corporate development costs.
Environmental Charge
During our fiscal 2005 third quarter, we recorded a charge of $22,400 for our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. See also Note 9 to our consolidated financial statements.
Segment Operating Profit (Loss)

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Specialty Chemicals	$(21,850)	$(1,119)	$14,020	1,853%	(108%)
Aerospace Equipment	(1,246)	—	—	—	—
Other Businesses	2,054	(1,131)	3,017	(282%)	(137%)

Total Segment Operating Profit (Loss)	$(21,042)	$(2,250)	$17,037	835%	(113%)

Segment operating profit or loss includes operating results for each segments’ product lines plus a proportionate allocation of corporate general and administrative expenses and environmental remediation expenses associated with the segments’ products. Total segment operating loss for fiscal year 2005 increased $18,792 compared to the prior year. The decrease in operating results is comprised of (i) an increase in gross margin of $8,435, (ii) an increase in operating expenses of $3,608, and (iii) environmental remediation change of $22,400. Each of these factors is discussed in more detail above.
Specialty Chemicals segment operating loss for fiscal year 2005 includes a charge for environmental remediation of $22,400. Other Businesses operating loss for fiscal year 2004 includes the above mentioned severance charge.

Interest and Other Income / Interest Expense

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Interest and Other Income	$1,398	$693	$912	102%	(24%)
Interest Expense	274	573	2,456	(52%)	(77%)
Loss on Debt Extinguishments	—	—	1,522	—	(100%)
We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances. Other income in fiscal year 2005 includes $762 related to cash distribution from our interest in a partnership that indirectly owns an interest in an office building (see Note 5 to our consolidated financial statements).
Interest expense and the loss on debt extinguishments in fiscal year 2003 relate primarily to Warrants that expired in fiscal year 2003 and the redemption of related notes (see Note 11 to our consolidated financial statements).
Income Taxes
Our income tax provision (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, other adjustments to our estimates of tax liabilities.
A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2005	2004	2003

Federal income tax at the statutory rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal benefit	(2.4%)	(2.4%)	2.4%
Nondeductible expenses	0.6%	2.1%	0.2%
Valuation allowance	1.2%	23.1%	0.0%
Change in deferred tax liability estimate	0.0%	(97.5%)	0.0%
Other	(7.9%)	(7.8%)	(4.6%)

Effective tax rate	(43.5%)	(117.5%)	33.0%

The change in deferred tax liability estimate for the year ended September 30, 2004, represents an amount previously recorded for tax contingency reserves. During the fourth quarter of fiscal 2004, we concluded that these tax contingency reserves were no longer required and were reversed. Based on the analysis of deferred income taxes, we revised our estimate for deferred tax liability by approximately $2,100.
As of September 30, 2005 and 2004, we recorded valuation allowances against our deferred tax assets of $431 and $497, respectively. We have federal net capital loss carryforwards available to offset future capital gains of $1,290 for which we had previously provided a valuation allowance for the deferred tax asset related of $497. During the year ended September 30, 2005, we concluded that our capital loss carryforwards could be utilized, and accordingly, we reversed the valuation allowance for this item. In addition, we have operating loss carryforwards of $6,398 for certain U.S. states and $619 for the U.K. We do not anticipate future taxable income in these states or the U.K., and accordingly provided a valuation allowance of $431 during the year ended September 30, 2005.

Extraordinary Gain
In October 2004, we acquired ISP. The fair value of the current assets acquired and current liabilities assumed exceeded the purchase price. Accordingly, non-current assets were recorded at zero, and an extraordinary gain of $1,554 (net of approximately $913 income tax expense) was recorded based on the excess fair value of net assets over the purchase price.
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
Sales and Revenue Recognition – Revenues for Specialty Chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate product customers have requested that we store materials purchased from us in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfers from us. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contacts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately. A significant change in estimated costs on one or more contract could have a material effect on our results of operations in any given period.

Depreciable or Amortizable Lives of Long-Lived Assets
Our depreciable or amortizable long-lived assets include property, plant and equipment and intangible assets, which are recorded at cost. Depreciation or amortization is recorded using the straight-line method over the asset’s estimated economic useful life. Economic useful life is the duration of time that we expect the asset to be productively employed by us, which may be less than its physical life. Our assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, and changes in market demand for products.
The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technological advances, changes in the estimated future demand for products, or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.
Impairment of Long-Lived Assets – We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If we determine that an asset is not recoverable, then we would record an impairment charge if the carrying value of the assets exceeds its fair value.
Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews but cannot predict the occurrence of future events and circumstances that could result in impairment charges.
Environmental Costs – We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. When the available information is sufficient to estimate the amount of the liability, that estimate is used. When the information is only sufficient to estimate a range of probable liability, and no amount within the range is more likely than the other, the low end of the range is used. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity. Estimating environmental costs requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially to our current estimates.
We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recovery of the amounts are probable.

Income Taxes – We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. The effect of a change in the valuation allowance is reported in the current period tax provision.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.
Pension Benefits – We sponsor defined benefit pension plans in various forms for employees who meet eligibility requirements. Several assumptions and statistical variables are used in actuarial models to calculate the pension expense and liability related to the various plans. We determine the assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases based on consultation with investment advisors and historical plan data. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations. Information with respect to pension expenses and liabilities, together with the impact of changes in key assumptions is discussed in Note 8 to our consolidated financial statements.
New Accounting Pronouncements – In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006. We are in the process of assessing the extent of the impact such adoption would have on our financial statements, if any.
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
Inflation
General inflation did not have a significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2005.

Liquidity and Capital Resources
Cash Flows
Operating Activities – Significant components of cash provided from operations for the years ended September 30 include:

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Income (Loss) before Extraordinary Gain and Cumulative Effect of Accounting Change	$(11,245)	$372	$9,360	(3,123%)	(96%)
Depreciation and Amortization	6,343	5,737	5,794	11%	(1%)
Environmental Remediation Charge, Net of Tax	14,112	—	—	—	—
Loss on Debt Extinguishments	—	—	1,522	—	(100%)
Changes in Operating Assets and Liabilities
Accounts Receivable	9,916	(4,144)	(2,105)	(339%)	97%
Inventories	1,876	1,090	376	72%	190%
Accounts Payable and Accrued Expenses	(919)	(376)	1,332	144%	(128%)
Other	(930)	(1,279)	1,441	(27%)	(189%)

Cash Provided by Operating Activities	$19,153	$1,400	$17,720	1,268%	(92%)

Cash flows provided by operating activities increased $17,753 during fiscal year 2005, compared to the prior fiscal year, principally due to fluctuations in our accounts receivable balances. Our accounts receivable balances fluctuate based primarily on the timing of shipments of our Specialty Chemicals products. We do not grant significant extended payment terms and we have no material balances that have aged significantly past their due dates.
Cash flows provided by operating activities declined $16,310 during fiscal year 2004,compared to the prior fiscal year, principally due to the reduction in earnings in fiscal 2004.
Investing Activities – Significant components of cash used for investing activities for the years ended September 30 include:

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Capital Expenditures	$(2,066)	$(1,093)	$(3,119)	89%	(65%)
Acquisition of ISP	(4,505)	—	—	—	—
Investment in ES Joint Venture	—	—	(11,153)	—	(100%)
Other	592	(375)	—	(258%)	—

Cash Used in Investing Activities	$(5,979)	$(1,468)	$(14,272)	307%	(90%)

Historically, capital expenditures relate principally to our Specialty Chemicals segment. With our acquisition of the AFC Business in November 2005, we expect our capital expenditures to increase significantly as we invest in increasing production capacity. Capital expenditures are expected to be funded from existing cash balances, operating cash flows or our Credit Facilities.
Financing Activities – Significant components of cash provided (used) for financing activities for the years ended September 30 include:

	Year Ended September 30,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03

Issuance of Common Stock	$24	$2,291	$1,152	(99%)	99%
Treasury Stock Acquired	—	(2,752)	(1,747)	(100%)	58%
Dividends	—	(3,080)	—	(100%)	—
Debt Related Payments			(41,539)	—	(100%)
Short-term Borrowings, net	238	246	—	(3%)	—

Cash Provided (Used) in Financing Activities	$262	$(3,295)	$(42,134)	(108%)	(92%)

Cash provided by the issuance of common stock decreased due to a significantly lower level of stock option exercises in the year ended September 30, 2005 compared to fiscal years 2004 and 2003. During fiscal year 2003, our Board of Directors declared a cash dividend of $0.42 per share. The total cash dividend of $3,080 was paid in January 2004. During fiscal year 2005, we did not repurchase our common stock or pay dividends. Debt related payments in fiscal year 2003 relates to the redemption of all of our outstanding senior unsecured notes in March 2003.
Capital Resources
Our primary source of working capital is cash flow from our operations. The use and availability of our cash is affected by the timing, pricing and magnitude of orders for our products, and the timing of cash outflows relating to our environmental matters or other contingencies. We believe that our cash flows from operations and existing cash balances will be adequate for the foreseeable future to satisfy the needs of our operations.
As a result of the litigation and contingencies discussed in Note 9 to our consolidated financial statements, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not recovered by insurance, they would adversely affect our liquidity.
Our outstanding debt obligations are insignificant as of September 30, 2005. In connection with our acquisition of the AFC Business, discussed in Note 2 to our consolidated financial statements, we incurred substantial debt including a $65,000 First Lien Term Loan, a $20,000 Second Lien Term Loan, and a $25,500 Seller Subordinated Note, each discussed below. Our acquisition of the AFC Business was funded with net proceeds from the Credit Facilities of $83,323 (after debt issuance costs), the Seller Subordinated Note of $25,500 and existing cash of approximately $29,000.
Credit Facilities and Seller Subordinated Note
Credit Facilities – In connection with our acquisition of the AFC Business, discussed in Note 2, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Capital Markets, LLC and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Capital Markets, LLC, and certain other lenders. The Credit Facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries.
The First Lien Credit Facility provides for term loans in the aggregate principal amount of $65,000. The term loans will be repaid in twenty consecutive quarterly payments in increasing amounts, with the final payment due and payable on November 30, 2010. The First Lien Credit Facility also provides for a revolving credit line in an aggregate principal amount of up to $10,000 at any time outstanding, which includes a letter of credit sub-facility in the aggregate principal amount of up to $5,000 and a swing-line sub-facility in the aggregate principal amount of up to $2,000. There are currently no borrowings under this revolving credit line. The initial scheduled maturity of the revolving credit line is November 30, 2010. The revolving credit line may be increased by an amount of up to $5,000 within three years from the date of the Credit Facilities.
The Second Lien Credit Facility provides for term loans in the aggregate principal amount of $20,000 with a scheduled maturity of November 30, 2011, with the full amount of such term loans being payable on such date. We are required to pay a premium for certain prepayments, if any, of the Second Lien Credit Facility made before November 30, 2008.

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as payment-in-kind interest. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees under both Credit Facilities. Within 180 days of closing of the Credit Facilities we are required to hedge a portion of the interest rate exposure related to the obligations under the Credit Facilities.
On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan at an annual interest rate of 8.42% and $20,000 under the Second Lien Credit Facility at an annual interest rate of 13.42%. Net proceeds of $83,323, after debt issuance costs of $1,677, were used to fund a portion of the AFC Business acquisition price.
Certain events, including asset sales, excess cash flow, recovery events in respect of property, and debt and equity issuances will require us to make payments on the outstanding obligations under the Credit Facilities. These prepayments are separate from the events of default and any related acceleration described below.
The Credit Facilities include certain negative covenants restricting or limiting our ability to, among other things:
•	incur debt, incur contingent obligations and issue certain types of preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	make certain investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.
Financial covenants under the Credit Facilities include quarterly requirements for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated.
Seller Subordinated Note – In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues interest on a payment-in-kind basis at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and interest thereon on or after

September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of AMPAC or any of its Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause AMPAC to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).
Environmental Remediation – Henderson Site
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants (see also Note 9 to our consolidated financial statements). Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. We estimate expenditures for capital equipment and initial operating costs to be approximately $5,000 during fiscal year 2006. Subsequently, we estimate expenditures for operating and maintenance costs to decrease from approximately $800 per year to approximately $300 per year over the estimated 45 year term of the project. This estimate is based on information currently available to us and may be adjusted upward or downward in future periods as new facts or circumstances may indicate. Changes in this estimate could be material to our results of operations in any given period.
Dividend and Stock Repurchase Program
In January 2003, our Board of Directors approved a program for use in determining any dividends and stock repurchases. This plan is subject to the Board’s determination that a dividend is appropriate in light of our overall financial condition, prospects and anticipated cash needs. Beginning November 2005, our Credit Facilities significantly limit our ability to use cash to repurchase shares or issue dividends under the program.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our fiscal year contractual obligations and commitments as of September 30, 2005. In addition, the table includes principal maturities for amounts outstanding under our Credit Facilities and Seller Subordinated Note after funding the AFC Business acquisition.

	Payments Due by Year Ending September 30,
	2006	2007-08	2009-10	Thereafter	Total

First Lien Term Loan	$650	$9,750	$42,575	$12,025	$65,000
Interest on First Lien Term Loan	4,540	10,255	6,923	169	21,887
Second Lien Term Loan	—	—	—	20,000	20,000
Interest in Second Lien Term Loan	1,470	3,368	3,368	3,164	11,370
Seller Subordinated Note	—	6,500	—	19,000	25,500
Interest on Seller Subordinated Note	—	1,294	—	16,863	18,157
Operating Leases	637	1,202	284	—	2,123

Total	$7,297	$32,369	$53,150	$71,221	$164,037

In addition to the contractual obligations listed in the table above, at September 30, 2005, we have recorded an estimated liability for environmental remediation of $20,587 (see Note 9 to the consolidated financial statements) and pension obligations of $8,144 (see Note 8 to the consolidated financial statements). We expect to spend approximately $5,000 for environmental remediation during fiscal year 2005. We expect to contribute $1,834 to our Pension Plan and SERP during fiscal year 2006.
Letters of Credit – As of September 30, 2005, we had $2,081 outstanding in outstanding standby letters of credit which mature through November 2008. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements – We have entered into employment contracts with our Chief Executive Officer and Chief Financial Officer, each with initial durations of three years. Significant contract provisions include annual base salaries, health care benefits, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we may terminate employment. Under certain circumstances, if these contracts are terminated, we may be obligated to pay severance benefits specified in the contracts. Estimated minimum aggregate severance benefits under these agreements are $1,724. These contracts could be terminated by the executive officers as well for change in control or change of management.
We do not have any other material off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which arises in the ordinary course of business, from changes in interest rates and foreign currency exchange rates.
Interest Rate Risk – As of September 30, 2005 our cash and cash equivalents balance is subject to interest rate risk. These balances are held in overnight interest-bearing sweep accounts. If interest rates were to change by 10%, it would not have a material effect on the fair value of these balance.
Foreign Currency Risk – Our Aerospace Equipment segment has operations in the U.K. These operations are immaterial to our consolidated financial statements, and accordingly, we do not have significant exposures to changes in currency exchange rates.
Item 8. Financial Statements and Supplementary Data
Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2005
	1st	2nd	3rd (a)	4th	Total

Revenues	$18,254	$18,513	$16,301	$30,279	$83,347
Gross Profit	5,709	6,527	4,123	11,319	27,678
Income (Loss) Before Extraordinary Gain and Cumultive Effect of Accounting Change	(594)	(303)	(15,792)	5,444	(11,245)
Net Income (Loss)	1,028	(303)	(15,792)	5,376	(9,691)

Diluted Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Gain and Cumultive Effect of Accounting Change	$(0.08)	$(0.04)	$(2.16)	$0.74	$(1.54)
Net Income (Loss)	$0.14	$(0.04)	$(2.16)	$0.73	$(1.33)

(a)	The 3rd quarter of fiscal year 2005 includes an after-tax charge for environmental remediation of $14,112.

	Quarters For Fiscal Year 2004
	1st	2nd	3rd	4th	Total

Revenues	$4,794	$18,787	$15,829	$20,079	$59,489
Gross Profit	470	7,389	4,835	6,549	19,243
Income (Loss) Before Extraordinary Gain and Cumultive Effect of Accounting Change	(2,204)	966	(524)	2,134	372
Net Income (Loss)	(2,204)	197	(524)	2,134	(397)

Diluted Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Gain and Cumultive Effect of Accounting Change	$(0.30)	$0.13	$(0.07)	$0.29	$0.05
Net Income (Loss)	$(0.30)	$0.03	$(0.07)	$0.29	$(0.05)

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
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
The required information regarding directors and executive officers is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2006. We have adopted a policy that applies to all of our directors and employees entitled “Standards of Business Conduct” that is filed as an exhibit to this annual report. This policy is also posted to our website at www.apfc.com.
Item 11. Executive Compensation
The required information regarding executive compensation is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2006.
Item 13. Certain Relationships and Related Transactions
The required information regarding certain relationships and related transactions is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 28, 2006.
Item 14. Principal Accountant Fees and Services
The required information regarding principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than January 28, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements

See Part II, Item 8 for an index to the Registrant’s financial statements and supplementary data.
(2) Financial Statement Schedules
     None applicable.
(3) Exhibits
The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):
2.1	Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation, incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated July 12, 2005.

2.2	First Amendment to Purchase Agreement, dated November 30, 2005, by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

2.3	Assignment and Assumption Agreement, dated October 22, 2005, by and between American Pacific Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

2.4	Amended and Restated Assignment and Assumption Agreement, dated November 30, 2005, by and between American Pacific Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

2.5	Unconditional Guaranty of Payment and Performance, dated November 30, 2005, for the benefit of Aerojet-General Corporation and Aerojet Fine Chemicals, LLC, incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant’s Registration Statement on Form S-14 (File No. 2-70830), (the “S-14”).

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3B to the S-14.

3.3	Amendments to Registrant’s By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated November 9, 1999.

3.4	Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (File No. 33-52196) (the “S-3”).

3.5	Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the S-3.

4.1	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-53449) (the “1998 S-8”).

4.2	Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.

4.3	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 (File No. 333-104732) (the “2003 S-8”).

4.4	Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.3 to the 2003 S-8.

4.5	American Pacific Corporation Amended and Restated 2002 Directors Stock Option Plan (the “2002 Plan”), incorporated by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K dated September 13, 2005.

4.6	Form of Option Agreement under the 2002 Plan, incorporated by reference to Exhibit 4.4 to the 2003 S-8.

4.7	Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated August 6, 1999 (the “Form 8-A”).

4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.

10.1	Employment agreement dated January 1, 2002, between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”).

10.2	Employment agreement dated January 1, 2002, between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.2 to the Registrant’s 2002 10-K.

10.3	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the 1999 10-K.

10.4	Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.

10.5	Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.

10.6	Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-2 (File No. 33-36664) (the “1990 S-2”).

10.7	Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.

10.8	Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.

10.9	Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “1998 March 10-Q”).

10.10	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant, incorporated by reference to Exhibit 10.14 to the 2000 10-K.

10.11	Partnershipping Agreement between Alliant Techsystems Incorporated (“Alliant”) and Western Electrochemical Company and letter dated November 24, 1997, from the Registrant to Alliant and revised Exhibit B with respect thereto, incorporated by reference to Exhibit 10.2 to the 1998 March 10-Q.

10.12	Articles of Organization of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”).

10.13	Operating Agreement of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.13 to the 2003 10-K.

10.14	First Lien Credit Agreement, dated November 30, 2005, by and among American Pacific Corporation as borrower, the domestic subsidiaries of American Pacific Corporation as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain lending parties specified therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

10.15	Second Lien Credit Agreement, dated November 30, 2005, by and among American Pacific Corporation as borrower, the domestic subsidiaries of American Pacific Corporation as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain lending parties specified therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

10.16	The Intercreditor Agreement, dated as of November 30, 2005, by and among American Pacific Corporation, the domestic subsidiaries of American Pacific Corporation as may time to time party become a party therein and Wachovia Bank, National Association, in its capacity as administrative agent for the First Lien Obligations, Wachovia Bank, National Association, in its capacity as administrative agent for the Second Lien Obligations and Wachovia Bank, National Association, in its capacity as control agent for the First Lien Administrative Agent and the Second Lien Administrative Agent, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

10.17	American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

10.18	Ground Lease, dated November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

10.19	Employment Agreement, dated December 1, 2005, by and between American Pacific Corporation and Seth Van Voorhees, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated November 30, 2005.

10.20	Form of Indemnification Agreement between the Registrant and all Directors of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

14	Standards of Business Conduct, incorporated by reference to Exhibit 14 to the 2003 10-K.
* 21	Subsidiaries of the Registrant.

* 23	Consent of Deloitte & Touche LLP.

* 24	Power of Attorney, included on signature page.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31. 2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32. 1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32. 2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) See (a)(3) above.
(c) None applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2005		AMERICAN PACIFIC CORPORATION
(Registrant)

	By:	/s/ JOHN R. GIBSON

John R. Gibson
President & Chief Executive Officer

	By:	/s/ SETH L. VAN VOORHEES

Seth L. Van Voorhees
Vice President, Chief Financial
Officer, and Treasurer, Principal
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

/s/ JOHN R. GIBSON	Date: December 22, 2005

John R. Gibson, Chief Executive Officer, President, and Director

/s/ SETH L. VAN VOORHEES	Date: December 22, 2005

Seth L. Van Voorhees, Vice President,
Chief Financial Officer, and Treasurer; Principal Financial and Accounting Officer

/s/ FRED D. GIBSON, JR.	Date: December 22, 2005

Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 22, 2005

Jan H. Loab, Director

/s/ BERLYN D. MILLER	Date: December 22, 2005

Berlyn D. Miller, Director

/s/ NORVAL F. POHL	Date: December 22, 2005

Norval F. Pohl, Ph.D., Director

/s/ C. KEITH ROOKER	Date: December 22, 2005

C. Keith Rooker, Director

/s/ DEAN M. WILLARD	Date: December 22, 2005

Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 22, 2005

Jane L. Williams, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
American Pacific Corporation:
We have audited the accompanying consolidated balance sheets of American Pacific Corporation and Subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and Subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 21, 2005

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(Dollars in Thousands)

	2005	2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$37,213	$23,777
Accounts and Notes Receivable	12,572	16,231
Inventories	13,818	13,827
Prepaid Expenses and Other Assets	1,365	1,614
Deferred Income Taxes	834	320

Total Current Assets	65,802	55,769
Property, Plant and Equipment, Net	15,646	16,573
Intangible Assets, Net	9,763	13,679
Deferred Income Taxes	19,312	11,585
Other Assets	4,477	3,970

TOTAL ASSETS	$115,000	$101,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,231	$5,598
Accrued Liabilities	2,786	1,590
Employee Related Liabilities	2,023	2,310
Environmental Remediation Reserves	4,967	—
Deferred Revenues	792	—
Notes Payable	768	530

Total Current Liabilities	16,567	10,028
Environmental Remediation Reserves	15,620	—
Pension Obligations	8,144	6,748

Total Liabilities	40,331	16,776

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Stock — No par; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized; 9,331,787 and 9,326,787 issued and outstanding	932	932
Capital in Excess of Par Value	86,187	86,148
Retained Earnings	6,206	15,897
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,674)	(1,195)

Total Shareholders’ Equity	74,669	84,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,000	$101,576

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)

	2005	2004	2003

Revenues	$83,347	$59,489	$68,866
Cost of Revenues	55,669	40,246	37,349

Gross Profit	27,678	19,243	31,517
Operating Expenses	26,320	21,493	14,480
Environmental Remediation Charge	22,400	—	—

Operating Income (Loss)	(21,042)	(2,250)	17,037
Interest and Other Income	1,398	693	912
Interest Expense	274	573	2,456
Loss on Debt Extinguishments	—	—	1,522

Income (Loss) Before Income Taxes, Extraordinary Gain, and Cumulative Effect of Accounting Change	(19,918)	(2,130)	13,971
Income Tax Provision (Benefit)	(8,673)	(2,502)	4,611

Income (Loss) Before Extraordinary Gain, and Cumulative Effect of Accounting Change	(11,245)	372	9,360
Extraordinary Gain, Net of Tax	1,554	—	—
Cumulative Effect of Accounting Change, Net of Tax	—	(769)	—

Net Income (Loss)	$(9,691)	$(397)	$9,360

Basic Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Gain and Cumulative Effect of Accounting Change	$(1.54)	$0.05	$1.29
Extraordinary Gain, Net of Tax	0.21	—	—
Cumulative Effect of Accounting Change, Net of Tax	—	(0.10)	—

Net Income (Loss)	$(1.33)	$(0.05)	$1.29

Diluted Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Gain and Cumulative Effect of Accounting Change	$(1.54)	$0.05	$1.27
Extraordinary Gain, Net of Tax	0.21	—	—
Cumulative Effect of Accounting Change, Net of Tax	—	(0.10)	—

Net Income (Loss)	$(1.33)	$(0.05)	$1.27

Weighted Average Shares Outstanding:
Basic	7,294,000	7,281,000	7,253,000
Diluted	7,294,000	7,328,000	7,353,000
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par				Other	Total
	Net of	Value of	Capital in			Compre-	Share-
	Treasury	Common	Excess of	Retained	Treasury	hensive	holders’
	Shares	Stock	Par Value	Earnings	Stock	Loss	Equity

BALANCES, October 1, 2002	7,254,454	$881	$82,249	$6,820	$(12,483)	$(1,226)	$76,241

Comprehensive Income (Loss):
Net Income				9,360			9,360
Additional Minimum Pension Liability, Net of Tax						(342)	(342)

Total Comprehensive Income							9,018

Issuance of Common Stock	170,500	17	1,135				1,152
Tax Benefit From Stock Options			170				170
Treasury Stock Acquired	(182,125)				(1,747)		(1,747)

BALANCES, September 30, 2003	7,242,829	898	83,554	16,180	(14,230)	(1,568)	84,834

Comprehensive Income (Loss):
Net Loss				(397)			(397)
Additional Minimum Pension Liability, Net of Tax						373	373

Total Comprehensive Loss							(24)

Issuance of Common Stock	49,088	34	2,257				2,291
Reclassification of Warrants				3,569			3,569
Dividends				(3,080)			(3,080)
Equity Investment Consolidation				(375)			(375)
Tax Benefit From Stock Options			337				337
Treasury Stock Acquired					(2,752)		(2,752)

BALANCES, September 30, 2004	7,291,917	932	86,148	15,897	(16,982)	(1,195)	84,800

Comprehensive Income (Loss):
Net Loss				(9,691)			(9,691)
Currency Translation						7	7
Additional Minimum Pension Liability, Net of Tax						(486)	(486)

Total Comprehensive Loss							(10,177)

Issuance of Common Stock	5,000		24				24
Tax Benefit From Stock Options			15				15

BALANCES, September 30, 2005	7,296,917	$932	$86,187	$6,206	$(16,982)	$(1,674)	$74,669

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(Dollars in Thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,691)	$(397)	$9,360
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Depreciation and Amortization	6,343	5,737	5,794
Extraordinary Gain, Net of Tax	(1,554)	—	—
Cumulative Effect of Accounting Change, Net of Tax	—	769	—
Basis in Development Property Sold	—	—	632
Equity in Loss of Joint Venture	—	450	760
Loss on Debt Extinguishments	—	—	1,522
Tax Benefit from Stock Option Exercises	15	337	170
Changes in Operating Assets and Liabilities, Net of Initial Consolidation of ES under FIN 46(R):
Accounts and Notes Receivable	9,916	(4,144)	(2,105)
Inventories	1,876	1,090	376
Deferred Income Taxes	(8,241)	(1,598)	(179)
Accounts Payable and Accrued Liabilities	(919)	(376)	1,332
Pension Obligation	926	(384)	(135)
Environmental Remediation Reserves	20,587	—	—
Other	(105)	(84)	193

Net Cash Provided by Operating Activities	19,153	1,400	17,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(2,066)	(1,093)	(3,119)
Investment In and Advances to Joint Venture	—	—	(11,153)
Initial Consolidation of ES Under FIN 46(R)	—	(375)	—
Acquisition of Business	(4,505)	—	—
Proceeds from Asset Sales	592	—	—

Net Cash Used in Investing Activities	(5,979)	(1,468)	(14,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt Related Payments	—	(54)	(41,539)
Issuance of Common Stock	24	2,291	1,152
Short Term Borrowings	238	300	—
Treasury Stock Acquired	—	(2,752)	(1,747)
Dividends	—	(3,080)	—

Net Cash Provided (Used) in Financing Activities	262	(3,295)	(42,134)

Net Increase (Decrease) In Cash and Cash Equivalents	13,436	(3,363)	(38,686)
Cash and Cash Equivalents, Beginning of Year	23,777	27,140	65,826

Cash and Cash Equivalents, End of Year	$37,213	$23,777	$27,140

Cash Paid For:
Income Taxes	$—	$551	$1,875
Interest	$—	$—	$4,400
Non-Cash Transactions:
Initial Consolidation of ES Under FIN 46(R) -
Fair value of assets	$—	$11,958	$—
Fair value of liabilities	$—	$3,231	$—
Reclassification of Warrants	$—	$3,569	$—
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(Dollars in Thousands, Except Per Share Amounts)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include the accounts of American Pacific Corporation, our wholly-owned subsidiaries, and variable interest entities, as discussed below. All significant intercompany accounts have been eliminated.

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

Prior to March 31, 2004, we treated our 50% equity interest in the Energetic System (“ES”) joint venture as an unconsolidated operation whose financial performance was accounted for using the equity method and disclosed, but not consolidated in our financial results. However under FIN 46(R), we are required to consolidate the ES joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

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

Estimates and Assumptions – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and recovery of deferred tax assets and long-lived and intangible assets. Other areas which include significant judgment include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results will inevitably differ to some extent from estimates on which our consolidated financial statements were prepared.

Sales and Revenue Recognition – Revenues for Specialty Chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate product customers have requested that we store materials purchased from us in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfers to our customers. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.

Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contacts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.

Environmental Remediation – We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. When the available information is sufficient to estimate the amount of the liability, that estimate is used. When the information is only sufficient to estimate a range of probable liability, and no amount within the range is more likely than the other, the low end of the range is used. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.

We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recovery of the amounts are probable.

Related Party Transactions – Accounts and Notes Receivable at September 30, 2004, includes $45 related to an interest bearing demand note from our former Chairman (see Note 3). Our other related party transactions generally fall into the following categories; payments of professional fees to firms affiliated with certain members of our Board, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2005, 2004 and 2003, such transactions totaled approximately $97, $200 and $500.

Cash and Cash Equivalents – All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair Value Disclosure of Financial Instruments – We estimate the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature.

Concentration of Credit Risk – Financial instruments that have potential concentrations of credit risk include cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high quality credit institutions. Our accounts receivable have concentration risk because significant amounts relate to customers in the aerospace and defense industries. From time to time we make sales to a customer that exceeds 10% of our then outstanding accounts receivable balance. At September 30, 2005, no single customer exceeded 10% of our accounts receivable.

Inventories – Inventories are stated at the lower of cost or market. Inventoried costs include materials, labor and manufacturing overhead. General and administrative costs are expensed as incurred. Raw materials cost of the specialty chemicals segment inventories is determined on a moving average basis. We provide reserves for obsolete inventories if inventory quantities exceed our estimates of future demand. At September 30, 2005 and 2004, we had no reserve for obsolete inventories.

Property, Plant and Equipment – Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated productive lives of the assets of 3 to 12 years for machinery and equipment and 15 to 31 years for buildings and improvements.

Intangible Assets – Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated period of benefit of ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Impairment of Long-Lived Assets – We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If we determine that an asset is not recoverable, then we would record an impairment charge if the carrying value of the assets exceeds its fair value.

Earnings (Loss) Per Share – Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average shares outstanding plus the dilutive effect of common share equivalents, which is computed using the treasury stock method.

Accounting for Stock-Based Compensation – We account for stock options using the intrinsic value method provided in APB No. 25, “Accounting for Stock Issued to Employees”. Intrinsic value represents the excess, if any, of the market price of our common stock at the grant date over exercise price of the stock option. No compensation expense related to stock options was recorded in any period presented because all stock options were granted at a price equal to the market value of our stock on the grant date.

If compensation expense had been determined based on the fair value provisions of SFAS No. 123, our net income (loss) and net earnings (loss) per share would have been as follows for the years ended September 30:

	2005	2004	2003

Net income (loss), as reported	$(9,691)	$(397)	$9,360
Pro forma stock based compensation, net of tax benefits	(324)	(167)	(205)

Pro forma net income (loss)	$(10,015)	$(564)	$9,155

Basic Income (Loss) per Share:
As reported	$(1.33)	$(0.05)	$1.29
Pro forma	$(1.37)	$(0.08)	$1.26
Diluted Income (Loss) per Share:
As reported	$(1.33)	$(0.05)	$1.27
Pro forma	$(1.37)	$(0.08)	$1.25
Weighted average fair value of options granted during the year	$3.00	$4.18	$3.68
This fair value was determined using a Black-Scholes option-pricing model applying the following assumptions. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	50%	50%	50%
Risk-free interest rate	3.9%	3.0%	2.9%
Expected life	4.5 years	4.5 years	4.5 years
Income Taxes – We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. The effect of a change in the valuation allowance is reported in the current period tax provision.

Foreign Currency – We acquired foreign operations in the United Kingdom (“U.K.”) with our ISP Acquisition in October 2004 (See Note 2). We translate our foreign subsidiary’s assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average exchange rate for the year. Foreign currency translation gains or loss are reported as cumulative currency translation adjustments as a component of shareholders’ equity. Gains or losses resulting for transactions in foreign currencies are reported as other expenses and not material for all years presented.

Recently Issued Accounting Standards – In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006. We are in the process of assessing the extent of the impact such adoption would have on our financial statements, if any.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for us beginning with our first quarter of fiscal 2006. The amount of future expense that we recognize will vary based on the number of options or other share-based instruments that could be granted solely at the discretion of our Board of Directors. Based on historical grants, we do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

Reclassifications – Certain prior period amounts have been reclassified to conform with our current period presentation.

2.	ACQUISITIONS

AFC Business Acquisition – In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of, the fine chemicals business (the “AFC Business”) of GenCorp Inc. (“GenCorp”) through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals (“AFC”). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States. In its fiscal year 2004, the AFC Business reported revenues of approximately $66,000.

The estimated total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Preliminary capital expenditures adjustment	17,355
Preliminary working capital adjustment	2,404
Other direct acquisition costs	4,000

Total purchase price	$131,659

The purchase price of $114,000 (comprised of cash of $88,500 and a Seller Subordinated Note with a face value of $25,500) is subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ended September 30, 2006.

The capital expenditures adjustment represents reimbursements to GenCorp for their estimated investments, as defined in the acquisition agreements, during the period July 2005 through the closing date on November 30, 2005. This amount is subject to adjustment based on post-closing documents and analyses.

The working capital adjustment represents an estimated adjustment to the purchase based on actual working capital as of the closing date compared to a target working capital amount specified in the acquisition agreements. This amount is subject to adjustment based on post-closing documents and analyses.

In connection with the AFC Business acquisition, we entered into Credit Facilities and a Seller Subordinated Note, each discussed in Note 6. The total purchase price was funded with net proceeds from the Credit Facilities of $83,323, the Seller Subordinated Note of $25,500 and existing cash.

We will account for this acquisition using the purchase method of accounting. The fair value of the Seller Subordinated Note was determined by discounting the required principal and interest payments at a rate of 15%, which we believe is appropriate for instruments with comparable terms. The evaluation of the closing balance sheet and determination of the fair value of assets acquired and liabilities assumed is in process. Accordingly, it is not practicable at this time to disclose a preliminary allocation of the purchase price.

ISP Acquisition – October 1, 2004, we acquired the former Atlantic Research Corporation’s in-space propulsion business (“ISP” or “ISP Acquisition”) from Aerojet-General Corporation for $4,505.

We accounted for this acquisition using the purchase method of accounting. The fair value of the current assets acquired and current liabilities assumed was approximately $6,972. Since the purchased price was less than the fair value of the net current assets acquired, non-current assets were recorded at zero and an after-tax extraordinary gain of $1,554 was recognized (net of approximately $913 of income tax expense).

3.	BALANCE SHEET DATA

The following tables provide additional disclosure for accounts and notes receivable, inventories and property, plant and equipment at September 30:

	2005	2004

Accounts and Notes Receivable:
Trade Receivables	$8,001	$15,963
Unbilled Receivables	4,300	—
Note Receivable from our former Chairman	—	45
Employee Receivables	271	223

Total	$12,572	$16,231

Unbilled receivables represent unbilled costs and accrued profits related to revenues recognized on contracts that we account for using the percentage-of-completion method. Substantially all of these amounts are expected to be billed or invoiced within the next 12 months. We assess the collectibility of our accounts receivable based on historical experience and provide allowances for estimated credit losses. Typically, our customers consist of large corporations, many of which are government contractors procuring products from us on behalf of or for the benefit of government agencies. At September 30, 2005, and 2004, we recorded no bad debt allowance.

The note receivable from our former Chairman is a demand note bearing interest at the bank’s prime rate. The note was repaid in full during the year ended September 30, 2005.

	2005	2004

Inventories:
Finished goods	$2,475	$2,639
Work-in-progress	2,940	3,254
Raw materials and supplies	8,403	7,934

Total	$13,818	$13,827

	2005	2004

Property, Plant, and Equipment, Net:
Land	$391	$310
Buildings and improvements	4,803	$4,925
Machinery and equipment	25,317	23,754
Construction in progress	1,152	1,280

Total Cost	31,663	30,269
Less: accumulated depreciation	(16,017)	(13,696)

Total	$15,646	$16,573

Depreciation expense was approximately $2,443, $1,837 and $1,894 for the years ended September 30, 2005, 2004 and 2003, respectively.

4.	INTANGIBLE ASSETS

We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following at September 30:

	2005	2004

Perchlorate customer list	$38,697	$38,697
Pension-related intangible	446	462

Total	39,143	39,159
Less: accumulated amortization	(29,380)	(25,480)

Intangible Assets, Net	$9,763	$13,679

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $3,900 for each of the three years ended September 30, 2005, 2004, and 2003. Estimated future amortization expense for the perchlorate customer list is $3,900, $3,900, and $1,517 for the years ending September 30, 2006, 2007, and 2008, respectively. The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

5.	REAL ESTATE ASSETS

At September 30, 2005, we owned approximately 2 acres of improved undeveloped land at the Gibson Business Park near Las Vegas, Nevada. We also own approximately 4,700 acres of land and certain water rights at our site in Iron County, Utah that are dedicated to our growth and diversification.

We held a 50% interest in the Ventana Canyon joint venture residential project located in the Las Vegas, Nevada area. All homes have been sold and the venture has wound down its operations. During the two-year period ended September 30, 2004, we received cash returns from this venture of approximately $1.4 million. We do not expect to receive any cash returns from the venture in the future.

We owned a 70% interest as general and limited partner in Gibson Business Park Associates 1986-I (the “Partnership”), a real estate development limited partnership. The remaining 30% limited partners include certain current and former members of our Board of Directors. The Partnership, in turn, owned a 33% limited partner interest in 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership (“Hughes Parkway”). We entered into an agreement with Hughes Parkway pursuant to which we lease office space in a building in Las Vegas, Nevada.

During the year ended September 30, 2005, we received a cash distribution of $762 from the Partnership which is recorded as other income. Subsequent to the year ended September 30, 2005, the Partnership sold its interest in Hughes Parkway, which resulted in a net cash distribution to us of $2,104. Concurrent with the sale of the Partnership’s interest in Hughes Parkway, we renewed our office space lease through February 2009.

Our real estate assets, grouped with Other Assets in our Consolidated Balance Sheet, had a total carrying value of approximately $1,344 and $1,678 at September 30, 2005 and 2004.

6.	LONG-TERM DEBT

Notes Payable – Our notes payable balance as of September 30, 2005 and 2004, includes $500 and $200, respectively, payable to our ES joint venture partner. The remaining balance at September 30, 2005 and 2004, respectively, represents short term bank borrowings by our ES joint venture.

Letters of Credit – As of September 30, 2005 we had $2,081 in outstanding standby letters of credit which mature through November 2008. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Senior Unsecured Notes – On March 1, 2003, we redeemed all of our outstanding 9 1/4% Senior Unsecured Notes (the “Notes”). The redemption was at a price of 102.313% of the principal amount of the Notes, plus accrued interest to the date of redemption, aggregating approximately $43,400. We recognized a loss on the redemption of $1,522, including a non-cash charge of $600 to write-off remaining debt issue costs.

Credit Facilities – In connection with our acquisition of the AFC Business, discussed in Note 2, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Capital Markets, LLC and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Capital Markets, LLC, and certain other lenders. The Credit Facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries.

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $65,000. The term loans will be repaid in twenty consecutive quarterly payments in increasing amounts, with the final payment due and payable on November 30, 2010. The First Lien Credit Facility also provides for a revolving credit line in an aggregate principal amount of up to $10,000 at any time outstanding, which includes a letter of credit sub-facility in the aggregate principal amount of up to $5,000 and a swing-line sub-facility in the aggregate principal amount of up to $2,000. There are currently no borrowings under this revolving credit line. The initial scheduled maturity of the revolving credit line is November 30, 2010. The revolving credit line may be increased by an amount of up to $5,000 within three years from the date of the Credit Facilities.

The Second Lien Credit Facility provides for term loans in the aggregate principal amount of $20,000 with a scheduled maturity of November 30, 2011, with the full amount of such term loans being payable on such date. We are required to pay a premium for certain prepayments, if any, of the Second Lien Credit Facility made before November 30, 2008.

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as payment-in-kind interest. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees under both Credit Facilities. Within 180 days of closing of the Credit Facilities we are required to hedge a portion of the obligations under the Credit Facilities.

On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan at an annual interest rate of 8.42% and $20,000 under the Second Lien Credit Facility at an annual interest rate of 13.42%. Net proceeds of $83,323, after debt issuance costs of $1,677, were used to fund a portion of the AFC Business acquisition price.

Certain events, including asset sales, excess cash flow, recovery events in respect of property, and debt and equity issuances will require us to make payments on the outstanding obligations under the Credit Facilities. These prepayments are separate from the events of default and any related acceleration described below.

The Credit Facilities include certain negative covenants restricting or limiting our ability to, among other things:
•	incur debt, incur contingent obligations and issue certain types of preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	make certain investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.
Financial covenants under the Credit Facilities include quarterly requirements for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated.

Seller Subordinated Note –

In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues interest on a payment-in-kind basis at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and interest thereon on or after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of AMPAC or any of its Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause AMPAC to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).

Principal maturities for term loans under the Credit Facilities and the Seller Subordinated Note are as follows:

Years ending September 30:
2006	$650
2007	3,250
2008	13,000
2009	6,500
2010	36,075
Thereafter	51,025

Total	$110,500

7.	INCOME TAXES

The components of the income tax provision (benefit) are as follows at September 30:

	2005	2004	2003

Current	$(813)	$(904)	$4,790
Deferred	(7,860)	(1,598)	(179)

Income tax provision (benefit)	$(8,673)	$(2,502)	$4,611

     Deferred tax assets are comprised of the following at September 30:

	2005	2004

Deferred tax assets:
Property	$5,763	$6,505
Intangible assets	3,951	3,619
Pension obligations	2,095	1,169
Environmental remediation reserves	7,707	—
Tax credits and carryforwards	842	497
Accured expenses	596	985
Inventory capitalization	477	146
Other	—	203

Subtotal	21,431	13,124
Valuation allowance	(431)	(497)

Deferred tax assets	21,000	12,627

Deferred tax liabilities:
Prepaid expenses	(239)	(172)
Other	(615)	(550)

Deferred tax liabilities	(854)	(722)

Net deferred tax assets	$20,146	$11,905

As of September 30, 2005, we have federal net capital loss carryforwards available to offset future capital gains of $1,290 for which we had previously provided a valuation allowance for the deferred tax asset related of $497. During the year ended September 30, 2005, we concluded that our capital loss carryforwards could be utilized, and accordingly, we reversed the valuation allowance for this item. In addition, we have operating loss carryforwards of $6,398 for certain U.S. states and $619 for the U.K. We do not anticipate future taxable income in these states or the U.K., and accordingly provided a valuation allowance of $431 during the year ended September 30, 2005. We have not provided U.S. federal income benefit for the U.K. because we intend to permanently reinvest any earnings from the U.K.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2005	2004	2003

Federal income tax at the statutory rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal benefit	(2.4%)	(2.4%)	2.4%
Nondeductible expenses	0.6%	2.1%	0.2%
Valuation allowance	1.2%	23.1%	0.0%
Change in deferred tax liability estimate	0.0%	(97.5%)	0.0%
Other	(7.9%)	(7.8%)	(4.6%)

Effective tax rate	(43.5%)	(117.5%)	33.0%

The change in deferred tax liability estimate for the year ended September 30, 2004, represents an amount previously recorded for tax contingency reserves. During the fourth quarter of fiscal 2004, we concluded that these tax contingency reserves were no longer required and were reversed. Based on the analysis of deferred income taxes, we revised our estimate for deferred tax liability by approximately $2,100.

8.	EMPLOYEE BENEFIT PLANS

We maintain a group health and life benefit plan, an employee stock ownership plan (“ESOP”) that includes a Section 401(k) feature, and a defined benefit pension plan (the “Pension Plan”), that cover substantially all of our domestic employees, except that the Pension Plan excludes employees of our Aerospace Equipment segment. Aerospace Equipment employees are covered by a 401(k) plan in which we made contributions of $204 during the year ended September 30, 2005. The ESOP permits employees to make contributions. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In addition, we have a supplemental executive retirement plan (“SERP”) that includes our former and current Chief Executive Officer. We use a measurement date of September 30 to account for our Pension Plan and SERP.

The tables below provide relevant financial information about the Pension Plan and SERP as of and for the fiscal years ended September 30:

	Pension Plan		SERP
	2005	2004	2005	2004

Change in Benefit Obligation:
Benefit obligation, beginning of year	$27,099	$25,255	$2,540	$2,987
Service Cost	1,072	944	—	18
Interest cost	1,653	1,466	148	183
Actuarial (gains) losses	2,263	225	(64)	75
Benefits paid	(838)	(791)	(126)	(723)

Benefit obligation, end of year	31,249	27,099	2,498	2,540

Change in Plan Assets:
Fair value of plan assets, beginning of year	16,654	13,968	—	—
Actual return (loss) on plan assets	1,251	1,770	—	—
Employer contributions	1,591	1,707	126	723
Benefits paid	(838)	(791)	(126)	(723)

Fair value of plan assets, end of year	18,658	16,654	—	—

Reconciliation of Funded Status:
Funded status	(12,591)	(10,445)	(2,498)	(2,540)
Unrecognized net actuarial losses	9,098	7,186	537	632
Unrecognized prior service costs	347	405	99	142

Net amount recognized	$(3,146)	$(2,854)	$(1,862)	$(1,766)

Amounts Recognized:
Accrued benefit liability	$(5,646)	$(4,466)	$(2,498)	$(2,540)
Intangible assets	347	405	99	142
Accumulated other comprehensive loss before tax	2,153	1,207	537	632

Net amount recognized	$(3,146)	$(2,854)	$(1,862)	$(1,766)

The accumulated benefit obligation for the Pension Plan was $24,304 and $21,120 at September 30, 2005 and 2004, respectively. The accumulated benefit obligation for the SERP was $2,498 and $2,540 at September 30, 2005 and 2004, respectively.

Pension Plan assets include no shares of our common stock. Through consultation with investment advisors, expected long-term returns for each of the plans targeted asset classes were developed. Several factors were considered, including current market data such as yields/price-earnings ratios, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted-average expected return was calculated. The actual and target asset allocation for the defined benefit pension plan is as follows at September 30:

	Target	Actual
	2005	2005	2004

Equity securities	64%	62%	64%
Debt securities	14%	14%	14%
Real estate	0%	0%	0%
Other	22%	24%	22%

Total	100%	100%	100%

     Net periodic pension expense is comprised of the following for the years ended September 30:

	Pension Plan			SERP
	2005	2004	2003	2005	2004	2003

Net Periodic Pension Cost:
Service cost	$1,072	$944	$770	$—	$18	$18
Interest cost	1,653	1,466	1,388	148	183	183
Expected return on plan assets	(1,364)	(1,165)	(930)	—	—	—
Recognized actuarial losses	464	474	387	30	29	12
Amortization of prior service costs	58	58	58	43	43	43

Net periodic pension cost	$1,883	$1,777	$1,673	$221	$273	$256

Actuarial Assumptions:
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
During the year ending September 30, 2006, we expect to contribute $1,834 to the Pension Plan and $126 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

	Pension Plan	SERP

Years ending September 30:
2006	1,049	$126
2007	1,098	303
2008	1,132	303
2009	1,135	303
2010	1,176	303
2011-2015	6,746	1,515
9.	COMMITMENTS AND CONTINGENCIES

Operating Leases – We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with leases periods extending through 2010. Total rental expense under operating leases was $741, $570, and $398 for the years ended September 30, 2005, 2004, and 2003, respectively.

Estimated future minimum lease payments under operating leases as of September 30, 2005, are as follows:

Years ending September 30:
2006	$637
2007	608
2008	594
2009	257
2010	27
Thereafter	—

Total	$2,123

Purchase Commitments – Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2005, we had no material purchase commitments.

Employee Agreements – We have entered into employment contracts with our Chief Executive Officer and Chief Financial Officer, each with initial durations of three years. Significant contract provisions include annual base salaries, health care benefits, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we may terminate employment. If we terminate these officers without cause, then we are obligated to pay severance benefits specified in the contracts. Estimated minimum aggregate severance benefits under these agreements are $1,724.

During the second quarter of 2004, we recorded a charge of $2,000, which is included in operating expenses, for estimated costs relating to the separation from us of the former Chief Financial Officer. The separation charge includes: (i) salary and benefits owed under the terms of an employment agreement and other severance costs, (ii) the present value of the estimated amount payable under the terms of the Supplemental Executive Retirement Plan (“SERP”), and (iii) compensation paid in lieu of compensation that would have been payable to him as a Director.

Environmental Matters

EPA Perchlorate Review: Perchlorate is not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), but has been added to the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments (prior to the release of the NAS report) and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

Perchlorate Remediation Project in Henderson, Nevada: In 1997, the Southern Nevada Water Authority (“Water Authority”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. At certain levels, perchlorate can interfere with the uptake of iodine by the thyroid gland. While iodine uptake inhibition is a mundane occurrence, if the uptake inhibition is high enough and lasts for a substantial period, then thyroid hormone production is affected.

We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada during 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Henderson Site, although it currently continues to produce other chemicals at this site. As a result of a longer production history at Henderson, the KMCC and predecessor operations have manufactured significantly greater amounts of perchlorate over time than did our operation formerly located there.

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

Environmental Remediation Reserve: During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimated project life of 45 years and estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the year ended September 30, 2005 is shown below:

Balance, September 30, 2004	$—
Additions or adjustments	22,400
Expenditures	(1,813)

Balance, September 30, 2005	$20,587

Other Matters – We are from time to time involved in other claims or lawsuits. We believe that current claims or lawsuits against us, individually and in the aggregate, will not have a material adverse effect on our financial condition, cash flows or results of operations.

10.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share before extraordinary item and cumulative effect of accounting change are as follows for the years ending September 30:

	2005	2004	2003

Income (Loss) before Extraordinary Gain and Cumulative Effect of Accounting Change	$(11,245)	$372	$9,360

Basic:
Weighted Average Shares	7,294,000	7,281,000	7,294,000

Diluted:
Weighted Average Shares, Basic	7,294,000	7,281,000	7,253,000
Dilutive Effect of Stock Options	—	47,000	100,000

Weighted Average Shares, Diluted	7,294,000	7,328,000	7,353,000

Income (Loss) per Share before Extraordinary Gain and Cumulative Effect of Accounting Change
Basic	$(1.54)	$0.05	$1.29
Diluted	$(1.54)	$0.05	$1.27
At September 30, 2005, we had 523,500 outstanding stock options that were antidilutive, and accordingly, were excluded from our earnings (loss) per share calculation. Our outstanding stock options are antidilutive because we are reporting a loss before extraordinary gain and cumulative effect of accounting change and the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable and our stock price increases.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock and Purchase Rights — We have authorized 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, and 125,000 shares have been designated as Series B. No Series A or Series B preferred stock is issued or outstanding. At September 30, 2005, no shares of preferred stock are issued and outstanding.

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

Warrants – In February 1992, we issued $40,000 in Azide Notes with Warrants. The remaining principal balance of the outstanding Azide Notes was repurchased in 1998. The Warrants granted the right to purchase a maximum of 2,857,000 shares of Common Stock at an exercise price of $14.00 per share. We accounted for the proceeds of the financing applicable to the Warrants as temporary capital. The value assigned to the Warrants was determined in accordance with Accounting Principle Board Opinion No. 14 “Accounting for

Convertible Debt and Debt Issued with Stock Purchase Warrants” and was based upon the relative fair value of the Warrants and indebtedness at the time of issuance. The Warrants expired on December 31, 2003 and the amount of the Warrants was transferred to retained earnings on their expiration.

Dividend and Share Repurchase Program – In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”) which is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock. In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share to shareholders of record on December 29, 2003 for fiscal 2003. The total amount of the cash dividend paid in January 2004 was $3,055. By reason of the application of the program formula, no dividends were paid for fiscal 2004 and 2005. In November 2005, we entered into First and Second Lien Credit Facilities which substantially limits our ability to pay future dividends while borrowings are outstanding under these facilities.

Stock Options – The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one year anniversary of the grant date, and expire in ten years. As of September 30, 2005, there were 56,500 shares available for grant under the 2001 Plan.

The American Pacific Corporation 2002 Directors’ Stock Option Plan (the “2002 Directors Plan”) compensates outside Directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Director Plan generally vest 50% at the grant date and 50% on the one year anniversary of the grant date, and expire in ten years. As of September 30, 2005, there were 25,000 shares available for grant under the 2002 Directors Plan. These plans were approved by our shareholders.

A summary of stock option activity and weighted average exercise prices for the years ended September 30 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	304,500	$7.68	3,517,500	$12.71	3,503,000	$12.63
Granted	287,500	6.58	40,000	9.44	249,000	8.31
Exercised	(5,000)	4.87	(339,500)	6.85	(170,500)	6.80
Expired	(63,500)	7.86	(2,913,500)	13.87	(64,000)	6.90

Outstanding, end of year	523,500	7.08	304,500	7.68	3,517,500	12.71

     The following table summarizes information about stock options outstanding at September 30, 2005:

	Outstanding			Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price

$4.87 - $6.34	306,500	9.18	$6.08	180,250	$5.90
$8.30 - $9.44	217,000	7.66	$8.49	199,500	$8.51

	523,500	8.55	$7.08	379,750	$7.27

We have elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options. Under APB No. 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized (See Note 1).

12.	SEGMENT INFORMATION

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

Specialty Chemicals – Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, used principally in the inflation of certain automotive airbag systems, (iii) Halotron®, clean gas fire extinguishing agents designed to replace halons, and (iv) the ES joint venture which manufactures commercial explosives and specializes in the development and testing of energetic compounds.

We had one perchlorates customer that accounted for 41%, 44%, and 66% of our consolidated revenues during the years ended September 30, 2005, 2004, and 2003, respectively.

Aerospace Equipment – On October 1, 2004, we created a new operating segment, Aerospace Equipment, to report the financial performance of our newly acquired ISP business (see Note 2). The ISP business manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.

Other Businesses – Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. We have completed all planned sales of our improved land in the Gibson Business Park (near Las Vegas, Nevada) and we do not anticipate significant real estate sales activity in future financial reporting periods.

The following provides financial information about our segment operations for the years ended September 30:

	2005	2004	2003

Revenues:
Specialty Chemicals	$65,470	$57,490	$61,248
Aerospace Equipment	12,429	—	—
Other Businesses	5,448	1,999	7,618

Total Revenues	$83,347	$59,489	$68,866

Operating Income (Loss):
Specialty Chemicals	$(21,850)	$(1,119)	$14,020
Aerospace Equipment	(1,246)	—	—
Other Businesses	2,054	(1,131)	3,017

Total Operating Income (Loss)	(21,042)	(2,250)	17,037
Interest and Other Income (Expense)	1,124	120	(3,066)

Income (Loss) before Income Tax, Extraordinary Gain and Cumulative Effect of Accounting Change	$(19,918)	$(2,130)	$13,971

Depreciation and Amortization:
Specialty Chemicals	$5,784	$5,221	$5,486
Aerospace Equipment	16	—	—
Other Businesses and Corporate	543	516	308

Total	$6,343	$5,737	$5,794

Capital Expenditures:
Specialty Chemicals	$1,731	$750	$1,475
Aerospace Equipment	236	—	—
Other Businesses and Corporate	99	343	1,600

Total	$2,066	$1,093	$3,075

Assets, at year end:
Specialty Chemicals	$29,183	$42,985	$44,118
Aerospace Equipment	9,865	—	—
Other Businesses	3,850	3,316	3,933
Corporate	72,102	55,275	53,634

Total	$115,000	$101,576	$101,685

Substantially all of our operations are located in the United States. Our operations in the U.K. are not material in terms of both operating results and assets. Export sales, consisting mostly of specialty chemical and water treatment equipment sales, represent 10% or less of our revenues during each of the last three fiscal years.

13.	SUBSEQUENT EVENTS

In November 2005, we completed our acquisition of the AFC Business (See Note 2).

In connection with our acquisition of the AFC Business, we borrowed an aggregate of $110,500, comprised of Credit Facilities and a Seller Subordinated Note (See Note 6).

In October 2005, the Partnership sold its interest in Hughes Parkway, which resulted in a net cash distribution to us of $2,104 (See Note 5).

Exhibit Index
* 21	Subsidiaries of the Registrant.

* 23	Consent of Deloitte & Touche LLP.

* 24	Power of Attorney, included on signature page.

* 31. 1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31. 2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32. 1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32. 2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.