Form 10-Q
period 2005-12-31
AMERICAN PACIFIC CORP
filed 2006-02-14
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarterly Period Ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission File Number 1-8137
AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-6490478 (I.R.S. Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300 Las Vegas, NV (Address of principal executive offices)	89109 (Zip Code)
(702) 735-2200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated file and large accelerated filer in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated file ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2006 was 7,297,000.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2005	2004

Revenues	$19,117	$18,254
Cost of Revenues	14,576	12,545

Gross Profit	4,541	5,709
Operating Expenses	6,431	6,695

Operating Income (Loss)	(1,890)	(986)
Interest and Other Income	875	109
Interest Expense	1,142	66

Income (Loss) Before Income Taxes and Extraordinary Gain	(2,157)	(943)
Income Tax Provision (Benefit)	(852)	(349)

Income (Loss) Before Extraordinary Gain	(1,305)	(594)
Extraordinary Gain, Net of Tax	—	1,622

Net Income (Loss)	$(1,305)	$1,028

Basic Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Gain	$(0.18)	$(0.08)
Extraordinary Gain, Net of Tax	—	0.22

Net Income (Loss)	$(0.18)	$0.14

Diluted Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Gain	$(0.18)	$(0.08)
Extraordinary Gain, Net of Tax	—	0.22

Net Income (Loss)	$(0.18)	$0.14

Weighted Average Shares Outstanding:
Basic	7,297,000	7,292,000
Diluted	7,297,000	7,292,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	December 31,	September 30,
	2005	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,911	$37,213
Accounts and Notes Receivable	24,539	12,572
Inventories	37,104	13,818
Prepaid Expenses and Other Assets	3,646	1,365
Deferred Income Taxes	834	834

Total Current Assets	69,034	65,802
Property, Plant and Equipment, Net	116,304	15,646
Intangible Assets, Net	26,412	9,763
Deferred Income Taxes	19,312	19,312
Other Assets	5,176	4,477

TOTAL ASSETS	$236,238	$115,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$17,165	$5,231
Accrued Liabilities	7,441	2,786
Employee Related Liabilities	3,376	2,023
Environmental Remediation Reserves	2,220	4,967
Deferred Revenues	2,217	792
Accrued Interest and Current Portion of Debt	2,072	768

Total Current Liabilities	34,491	16,567
Long-Term Debt	103,306	—
Environmental Remediation Reserves	15,620	15,620
Pension Obligations and Other Long-Term Liabilities	9,368	8,144

Total Liabilities	162,785	40,331

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized	932	932
Capital in Excess of Par Value	86,322	86,187
Retained Earnings	4,901	6,206
Treasury Stock — 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,720)	(1,674)

Total Shareholders’ Equity	73,453	74,669

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$236,238	$115,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2005	2004

Cash Flows from Operating Activities	$(5,734)	$3,109

Cash Flows from Investing Activities:
Acquisition of businesses	(111,471)	(4,468)
Capital expenditures	(2,643)	(568)
Proceeds from sale of assets	2,395	—
Investment in and advances to joint venture	—	(141)

Net Cash Used in Investing Activities	(111,719)	(5,177)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	—
Payments of long-term debt	(162)	—
Debt issuance costs	(1,677)	—
Other	(10)	—

Net Cash Provided by Financing Activities	83,151	—

Net Change in Cash and Cash Equivalents	(34,302)	(2,068)
Cash and Cash Equivalents, Beginning of Period	37,213	23,777

Cash and Cash Equivalents, End of Period	$2,911	$21,709

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation: The accompanying condensed consolidated financial statements of American Pacific Corporation and subsidiaries (the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005. The operating results and cash flows for the three-month period ended December 31, 2005 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies: A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005.

Principles of Consolidation – Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly owned subsidiaries. In connection with our acquisition of the AFC Business, we began consolidating AFC on November 30, 2005 (See Note 2). All significant intercompany accounts have been eliminated.

In addition, we consolidate our 50% interest in the Energetic Systems (“ES”) joint venture in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which requires companies to consolidate variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity.

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

Revenue Recognition – Revenues for Specialty Chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate product customers have requested that we store materials purchased from us in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.

Revenues from our Aerospace Equipment segment is derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.

Revenues from our Fine Chemicals segment are generally recognized as products are shipped or customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. Sales are recorded net of provisions for customer pricing allowances. We recognize revenue under two contracts upon transfer of ownership and customer acceptance of the finished product, but before the finished product is delivered to the customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.

Recently Issued or Adopted Accounting Standards: In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement was effective for us on October 1, 2005 and had no material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement was effective for us on October 1, 2005; see Note 3 for additional information.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	ACQUISITIONS

AFC Business Acquisition: In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of, the fine chemicals business (the “AFC Business”) of GenCorp Inc. (“GenCorp”) through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals (“AFC”). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States.

The estimated total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Preliminary capital expenditures adjustment	17,431
Preliminary working capital adjustment	(1,268)
EBITDAP Adjustment	(1,000)
Other direct acquisition costs	4,712

Total purchase price	$127,775

Capital Expenditures Adjustment – The capital expenditures adjustment represents reimbursements to GenCorp for their cash capital investments, as defined in the acquisition agreements, during the period July 2005 through the closing date on November 30, 2005. On November 30, 2005, we paid $17,355, based on GenCorp’s initial estimate of this amount. After our review of the closing balance sheet, we determined that the capital expenditures adjustment is $17,431, and accordingly, have recorded a payable to GenCorp in the amount of $76. This amount is subject to adjustment based on post-closing document reviews.

Working Capital Adjustment – The working capital adjustment represents an adjustment to the purchase price based on actual working capital as of the closing date compared to a target working capital amount specified in the acquisition agreements. On November 30, 2005, we paid $2,404, based on GenCorp’s initial estimate of this amount. After our review of the closing balance sheet, we determined that the working capital adjustment is ($1,268), and accordingly, have recorded a receivable from GenCorp in the amount of $3,672. This amount is subject to adjustment based on post-closing document reviews.

EBITDAP Adjustment – The acquisition agreements include a reduction of the purchase price if AFC does not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we have recorded a $1,000 receivable from GenCorp and reflected this as a reduction of the purchase price. This adjustment is subject to review by GenCorp.

Subordinated Seller Note – The fair value of the Seller Subordinated Note was determined by discounting the required principal and interest payments at a rate of 15%, which the Company believes is appropriate for instruments with comparable terms.

Direct Acquisition Costs – The Company estimates its total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $4,712.

Earnout Adjustment – In addition to the amounts included in the purchase price above, the purchase price is subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ended September 30, 2006. In addition, if the full Earnout Adjustment becomes payable to GenCorp, the EBITDAP Adjustment will also be returned to GenCorp.
In connection with the AFC Business acquisition, we entered into Credit Facilities and a Seller Subordinated Note, each discussed in Note 7. The total purchase price was funded with net proceeds from the Credit Facilities of $83,323, the Seller Subordinated Note of $25,500 and existing cash.
We will account for this acquisition using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. The allocation of the purchase price and the related determination of the useful lives of acquired assets are preliminary and subject to change based on a final valuation of the assets acquired and liabilities assumed. The allocation is preliminary pending completion of inventory, fixed asset and intangible asset appraisals and the actuarial calculation of the defined benefit pension plan obligation.

The preliminary allocation of the purchase price is comprised of the following:

Historical book value of Aerojet Fine Chemicals as of November 30, 2005	$93,181
Less liabilities not acquired
Payable to GenCorp	24,916
Cash overdraft	3,761

Adjusted historical book value of Aerojet Fine Chemicals as of November 30, 2005	121,858
Estimated fair value adjustments relating to:
Inventories	774
Prepaid expenses	(20)
Property, plant and equipment	(11,689)
Customer relationships, average life of 5.5 years	13,300
Backlog, average life of 1.5 years	4,800
Prepaid pension asset	(1,248)

$127,775

Intangible assets, consisting of customer relationships and existing customer backlog, have definite lives and will be amortized over their estimated useful lives using the straight-line method.

The following pro forma information has been prepared from our historical financial statements and those of the AFC Business. The pro forma information gives effect to the combination as if it had occurred on October 1, 2005 and 2004, respectively.

	Three Months Ended
	December 31,
	2005	2004

Revenues	$37,359	$36,321
Loss before extraordinary gain	(2,493)	(2,250)
Net Loss	(2,493)	(628)

Basic earnings per share:
Loss before extraordinary gain	(0.34)	(0.31)
Net Loss	(0.34)	(0.09)

Diluted earnings per share:
Loss before extraordinary gain	(0.34)	(0.31)
Net Loss	(0.34)	(0.09)
The pro forma financial information is not necessarily indicative of what the financial position or results of operations would have been if the combination had occurred on the above-mentioned dates. Additionally, it is not indicative of future results of operations and does not reflect any additional costs, synergies or other changes that may occur as a result of the acquisition.

ISP Acquisition: October 1, 2004, we acquired the former Atlantic Research Corporation’s in-space propulsion business (“ISP” or “ISP Acquisition”) from Aerojet-General Corporation for $4,505.

We accounted for this acquisition using the purchase method of accounting. The fair value of the current assets acquired and current liabilities assumed was approximately $6,972. Since the purchase price was less than the fair value of the net current assets acquired, non-current assets were recorded at zero and an after-tax extraordinary gain of $1,622 was recognized (net of approximately $953 of income tax expense).

3.	SHARE-BASED COMPENSATION

On October 1, 2005, we adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of previously issued awards, new awards and to awards modified, repurchased or canceled after the effective date. Accordingly, for the quarter ended December 31, 2005, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the Accounting Principles Board 25 intrinsic value method, under which no compensation expense was recognized because all historical options granted were at an exercise price equal to the market value of our stock on the grant date. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS No. 123R.

Our share-based payment arrangements are designed to attract and retain employees and directors. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, and government regulations. New shares are issued upon option exercise or restricted share grants. We currently maintain three share based plans, each as discussed below.

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of December 31, 2005, there were 19,000 shares available for grant under the 2001 Plan. This plan was approved by our shareholders.

The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside Directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of September 30, 2005, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our shareholders.

In January 2005, our Board of Directors approved the American Pacific Corporation 2006 Stock Incentive Plan (the “2006 Plan”) which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to employees, directors and consultants. This plan is subject to shareholders’ approval at our March 2006 annual meeting. If approved by our shareholders, the 2006 Plan will allow for a maximum number of shares to be issued of 750,000, with each award having a maximum contractual term of ten years.

A summary of our outstanding and vested stock option activity for the three months ended December 31, 2005 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
	Shares	Price	Shares	Value

Balance, September 30, 2005	523,500	$7.08	143,750	$3.06
Granted	37,500	4.21	37,500	2.00
Vested	—	—	(36,250)	3.08
Exercised	—	—	—	—
Expired	—	—	—	—

Balance, December 31, 2005	561,000	6.89	145,000	2.78

A summary of our vested stock options as of December 31, 2005 is as follows:

Number of vested stock options	416,000
Weighted-average exercise price	$7.18
Aggregate intrinsic value	$—
Weighted-average remaining contractual term in years	7.95

We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Three Months Ended
	December 31,
	2005	2004

Weighted-average grant date fair value of options granted	$2.00	$3.74
Significant fair value assuptions:
Expected term in years	4.75	4.50
Expected volatility	50.0%	50.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	4.4%	3.5%
Total intrinsic value of options exercised	$—	$—

Total compensation cost (included in operating expenses)	$134	$—
Tax benefit recognized	53	—

Net compensation cost	$81	$—

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$290
Weighted-average years to be recognized	0.7

SFAS No. 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method. Had share-based compensation costs been recorded last year, the effect on our net income and earnings per share would have been as follows:

	Three Months Ended
	December 31,
	2005	2004
	Actual	Pro Forma

Net income (loss), as reported	$(1,305)	$1,028
Pro forma compensation, net of tax		(82)

Pro forma net loss		$946

Basic loss per share:
As reported	$(0.18)	$0.14
Pro Forma		$0.13

Diluted loss per share
As reported	$(0.18)	$0.14
Pro forma		$0.13

4.	SELECTED BALANCE SHEET DATA

Inventories: Inventories consist of the following:

	December 31,	September 30,
	2005	2005

Finished goods	$4,102	$2,475
Work-in-process	14,499	2,940
Raw materials and supplies	18,503	8,403

Total	$37,104	$13,818

Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	December 31,	September 30,
	2005	2005

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(30,355)	(29,380)

	8,342	9,317

Customer relationships and backlog	18,100	—
Less accumulated amortization	(476)	—

	17,624	—

Pension-related intangible	446	446

Total	$26,412	$9,763

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for both the three months ended December 31, 2005 and 2004.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

In connection with our acquisition of the AFC Business, we acquired intangible assets with preliminary estimated fair values of $13,300 for customer relationships and $4,800 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the three months ended December 31, 2005, was $476.

5	COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of adjustments to our minimum pension liabilities and foreign currency translation adjustments. Comprehensive income (loss) consists of the following:

	Three Months Ended
	December 31,
	2005	2004

Net Income (Loss)	$(1,305)	$1,028

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(46)	—
Minimum pension liability adjustment	—	429

Total other comprehensive income (loss)	(46)	429

Comprehensive Income (Loss)	$(1,351)	$1,457

6.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share before extraordinary gain are as follows:

	Three Months Ended
	December 31,
	2005	2004

Loss before extraordinary gain	$(1,305)	$(594)

Basic:
Weighted average shares	7,297,000	7,292,000

Diluted:
Weighted average shares, basic	7,297,000	7,292,000
Dilutive effect of stock options	—	—

Weighted average shares, diluted	7,297,000	7,292,000

Basic loss per share before extraordinary item	$(0.18)	$(0.08)
Diluted loss per share before extraordinary item	$(0.18)	$(0.08)
As of December 31, 2005, we had 561,000 antidilutive options outstanding. The stock options are antidilutive because we are reporting a loss before extraordinary gain and the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable and our stock price increases.
7.	DEBT

Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2005	2005

Credit Facilities:
First Lien Term Loan	$64,838	$—
First Lien Revolving Credit	—	—
Second Lien Term Loan	20,017	—
Subordinated Seller Note, Net of Discount	19,725	—
Capital Leases and Other	798	768

Total Debt	105,378	768
Less current portion	(2,072)	(768)

Total Long-term Debt	$103,306	$—

Credit Facilities: In connection with our acquisition of the AFC Business, discussed in Note 2, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Capital Markets, LLC and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Capital Markets, LLC, and certain other lenders. The Credit Facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries.

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

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as payment-in-kind interest and is added to the then outstanding principal. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees under both Credit Facilities. Within 180 days of closing of the Credit Facilities we are required to hedge a portion of the obligations under the Credit Facilities.

On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan at an annual interest rate of 8.42% and $20,000 under the Second Lien Credit Facility at an annual interest rate of 13.42%. Net proceeds of $83,323, after debt issuance costs of $1,677, were used to fund a portion of the AFC Business acquisition price. Debt issue costs are classified as other assets and are amortized over the term of the Credit Facilities using the interest method.

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
As of December 31, 2005, we were in compliance with the various covenants contained in the Credit Facilities.
Seller Subordinated Note: In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues interest on a payment-in-kind basis at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the

Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and interest thereon on or after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of the Company or any of its Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause the Company to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).

Principal maturities for term loans under the Credit Facilities and the Seller Subordinated Note are as follows:

Years ending September 30:
2006	$650
2007	3,250
2008	13,000
2009	6,500
2010	36,075
Thereafter	51,025

Total	$110,500

Capital Leases and Other: Capital leases and other includes $500 payable to our ES joint venture partner. The remaining balance represents short term bank borrowings by our ES joint venture and capital lease obligations.

Letters of Credit: As of December 31, 2005, we had $2,307 in outstanding standby letters of credit which mature through November 2008. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Review of Perchlorate Toxicity by EPA –

Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of

.0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

Perchlorate Remediation Project in Henderson, Nevada –

We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Ampac Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada during 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history at Henderson, the KMCC and predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged an extensive investigation of groundwater near the Ampac Henderson site and down gradient toward Las Vegas Wash. That investigation was rigorous employing some of the most qualified experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site ranging from 0 to approximately 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established by data generated by SNWA and NDEP, however, that perchlorate from the Kerr McGee Henderson Site did materially impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site and this facility has had a significant effect on the load of perchlorate entering Lake Mead over the last 5 years. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

Notwithstanding these facts, and at the direction of NDEP and EPA, we conducted a rigorous investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation (“ISB”). The technology reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a Work Plan to NDEP for the construction of a Leading Edge Remediation Facility near the Ampac Henderson Site. The conditional approval of the Work Plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the Leading Edge and Source Remediation Facilities that will address perchlorate from the Ampac Henderson Site.

We are continuing to cooperating with Federal, State and local agencies in the characterization of perchlorate found in groundwater in Henderson. We are also exploring potential reimbursement for the costs related to the Perchlorate Remediation Project at Henderson, NV from government agencies or their affiliates. There are no assurances, however, that we will be successful in obtaining such cost recovery.

Henderson Site Environmental Remediation Reserve –

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. This estimate is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the three months ended December 31, 2005 is shown below:

Balance, September 30, 2005	$20,587
Additions or adjustments	—
Expenditures	(2,747)

Balance, December 31, 2005	$17,840

DTSC Matters –

The California Department of Toxic Substances Control (DTSC) contends that the AFC Business’ neutralization or stabilization of several liquid stream processes within a closed loop manufacturing system constitutes treatment of a hazardous waste without the required authorizations from DTSC. We disagree. On September 2, 2005, the DTSC Inspector issued an Inspection Report relevant to the DTSC’s June 2004 inspection of the AFC Business’ facility. The Inspection Report concluded that the referenced activities constitute treatment of hazardous waste and directed Aerojet Fine Chemicals to submit an application for a permit modification to treat hazardous waste. DTSC extended the time in which to respond to the Inspection Report to January 9, 2006. During that extended time, GenCorp worked with us and DTSC in preparing a Consent Agreement.

On November 28, 2005, AFC and DTSC entered into a Consent Agreement (“Consent Agreement”) which, upon close of the sale of the AFC Business to us, authorizes AFC to continue operations for up to two years while the parties resolve whether the manufacturing processes are exempt from regulation by the DTSC. The Consent Agreement is deemed a full settlement of the DTSC Allegations and any other violations that could have been brought against AFC based upon information known to DTSC on the date of the Consent Agreement.

We believe that if AFC is ultimately required to obtain a permit to treat hazardous waste it may have to modify its facilities. The effects on our operating results, liquidity and cash flow could be significant. In addition, we may not be able to pass along any increases in operating costs to customers.

The AFC facility is subject to several National Emissions Standards for Hazardous Air Pollutants for pharmaceutical manufacturing under the Clean Air Act because of its location on property contiguous with Aerojet and under common control of GenCorp. AFC requested the EPA to make a determination that, upon close of the sale of Aerojet Fine Chemicals to us, AFC’s facility would no longer be subject to these requirements.

On December 1, 2005, the Air Division of the EPA Region IX notified the Company that, upon close of the sale of the AFC Business to us, the AFC will no longer be a major source subject to National Emissions Standards for Hazardous Air Pollutants for pharmaceutical manufacturing under the Clean Air Act.

AFC’s facility is located on land leased from Aerojet. The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land have not been used by Aerojet Fine Chemicals as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, the environmental remediation expenses.

As part of the agreement to sell the AFC Business, an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by the AFC Business, Aerojet or GenCorp on the premises or Aerojet’s Sacramento site prior to the effective date of the sale, if and when completed.

On November 29, 2005, EPA Region IX provided us with a letter indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet Fine Chemicals property for existing contamination, provided that the lessees have not contributed to or do not exacerbate existing contamination on or under the Aerojet Superfund site.

Other Matters:

We are from time to time involved in other claims or lawsuits. We believe that current claims or lawsuits against us, individually and in the aggregate, will not have a material adverse effect on our financial condition, cash flows or results of operations.

9.	SEGMENT INFORMATION

We report our business in four operating segments: Specialty Chemicals, Fine Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating profit includes all sales and expenses directly associated with each segment plus a proportionate allocation of corporate general and administrative expenses. Environmental remediation costs are charged to our Specialty Chemicals segment. Interest is not allocated to segment results.

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

No individual perchlorates customer exceeded 10% of our consolidated revenues for the three months ended December 31, 2005. We had one perchlorates customer that accounted for 33% of our consolidated revenues during the three months ended December 31, 2004.

Fine Chemicals: On November 30, 2005, we created a new operating segment, Fine Chemicals, to report the financial performance of AFC. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry, involving high potency compounds, energetic and nucleoside chemistries, and chiral separation.

We had one Fine Chemicals customer that accounted for 17% of our consolidated revenues during the three months ended December 31, 2005.

Aerospace Equipment: On October 1, 2004, we created a new operating segment, Aerospace Equipment, to report the financial performance of our ISP business (see Note 2). The ISP business manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.

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

The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2005	2004

Revenues:
Specialty Chemicals	$7,337	$13,637
Fine Chemicals	5,172	—
Aerospace Equipment	4,645	3,735
Other Businesses	1,963	882

Total Revenues	$19,117	$18,254

Operating Income (Loss)
Specialty Chemicals	$(2,434)	$(970)
Fine Chemicals	132	—
Aerospace Equipment	7	(186)
Other Businesses	405	170

Total Operating Income (Loss)	(1,890)	(986)
Interest and Other Income (Expense), Net	(267)	43

Loss before Income Taxes and Extraordinary Gain	$(2,157)	$(943)

10.	INTEREST AND OTHER INCOME

Interest and other income consist of the following:

	Three Months Ended
	December 31,
	2005	2004

Interest income	$246	$109
Gain on sale of Hughes Parkway	580
Other	49

	$875	$109

We owned a 70% interest as general and limited partner in Gibson Business Park Associates 1986-I (the “Partnership”), a real estate development limited partnership. The remaining 30% limited partners include certain current and former members of our Board of Directors. The Partnership, in turn, owned a 33% limited partner interest in 3770 Hughes Parkway Associates Limited Partnership, a

Nevada limited partnership (“Hughes Parkway”). Hughes Parkway owns the building in which we lease office space in Las Vegas, Nevada.

In October 2005, Partnership sold its interest in Hughes Parkway, which resulted in a net gain and cash distribution to us of $2,395. Concurrent with, and as a condition of, the sale of the Partnership’s interest in Hughes Parkway, we renewed our office space lease through February 2009. We accounted for the transaction as a sale leaseback. Accordingly, we deferred gain totaling $1,815 representing the present value of future lease payments. We amortize the deferred gain (as a reduction of rental expense), using the straight-line method over the term of the lease. We recognized the remaining gain of $580, which is reported as interest and other income.
11.	DEFINED BENEFIT PLANS

Net periodic pension cost related to our defined benefit pension plans consists of the following:

	Three Months Ended
	December 31,
	2005	2004

Defined Benefit Pension Plan:
Service Cost	$227	$222
Interest Cost	349	343
Expected Return on Plan Assets	(288)	(283)
Recognized Actuarial Losses	12	12
Amortization of Prior Service Costs	98	96

Net Periodic Pension Cost	$398	$390

Supplemental Executive Retirement Plan:
Service Cost	$—	$—
Interest Cost	37	67
Expected Return on Plan Assets	—	—
Recognized Actuarial Losses	11	19
Amortization of Prior Service Costs	7	14

Net Periodic Pension Cost	$55	$100

For the three months ended December 31, 2005, we contributed $399 to the Defined Benefit Pension Plan to fund benefit payments and anticipate making approximately $1,436 in additional contributions through September 30, 2006. For the three months ended December 31, 2005, we contributed $32 to the Supplemental Executive Retirement Plan to fund benefit payments and anticipate making approximately $95 in additional contributions through September 30, 2006.

In connection with our acquisition of the AFC Business, we assumed the pension obligations for existing employees and received related plan assets. These assets and pension obligations were placed into two newly formed defined benefit pension plans that cover substantially all of AFC’s employees. As part of our purchase price allocation, we are in the process of determining the actuarially calculated fair value of the assets and pension obligations in accordance with applicable accounting standards.

ITEM 1A. RISK FACTORS
Various discussions in this Quarterly Report on Form 10-Q contain forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including but not limited to the following risk factors. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, for further discussion of these and other factors that could affect future results.

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
2.	Our ability to attain sufficient cash liquidity due to adverse operating performance, adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities.

3.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 8 to our condensed consolidated financial statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

4.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively (including recently acquired AFC).

5.	Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing and explosives businesses.

6.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

7.	The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

8.	Provisions of our Certificate of Incorporation and Bylaws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirers to obtain a control position in us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our business strategy, the effect of GAAP accounting pronouncements on our recognition of revenue, uncertainty regarding our future operating results and our profitability, anticipated sources of revenue and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, and Item 1A contained in this quarterly report, for further discussion of these and other factors that could affect future results. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.
The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2005.
OVERVIEW
We are principally a specialty and fine chemical company with four operating segments.
Specialty Chemicals: Our Specialty Chemicals segment is principally engaged in the production of Grade I ammonium perchlorate (“AP”) for aerospace and defense industries. In addition, we produce and sell sodium azide, the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles. We also hold a 50% ownership stake in Energetic Systems, an entity we consolidate under FIN 46(R) that manufactures and distributes commercial explosives.
Fine Chemicals: On November 30, 2005, we acquired the AFC Business through our newly-formed, wholly-owned subsidiary Ampac Fine Chemicals (“AFC”). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry, involving high potency compounds, energetic and nucleoside chemistries, and chiral separation. See Note 2 to our condensed consolidated financial statements for a detailed discussion of the acquisition transaction.
Aerospace Equipment: On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”) which manufactures products for the satellite market.
Other Businesses: Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations. In fiscal 2005, we completed the sale of all real estate assets that were targeted for sale and we do not anticipate significant real estate sales activity in the future financial reporting periods.

The following table reflects the revenue contribution percentage from our major product lines:

	Three Months Ended
	December 31,
	2005	2004

Specialty Chemicals:
Perchlorates	18%	48%
Packages explosives	14%	20%
Sodium Azide	3%	3%
Halotron	4%	4%

Total Specialty Chemicals	39%	75%

Fine Chemicals	27%	0%

Aerospace Equipment	24%	20%

Other Businesses:
Real Estate	2%	1%
Water Treatment Equipment	8%	4%

Total Other Businesses	10%	5%

Total Revenues	100%	100%

Specialty Chemicals Segment
Perchlorate Chemicals –
Perchlorate chemicals account for a major portion of the Specialty Chemicals segment revenues. In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.
Grade I AP Customer Contracts:
We entered into an agreement (“Thiokol Agreement”) with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008. The Thiokol Agreement, as amended, provides that during its term Thiokol will make all of its AP purchases from us. In addition to the Grade I AP purchased from us, Thiokol may use AP inventoried by it in prior years. The agreement also establishes a pricing matrix under which Grade I AP unit prices vary inversely with the quantity of Grade I AP sold by us to all of our customers between 8 and 28 million pounds. In fiscal 2004, prices were subject to a one-time downward adjustment of approximately 20%, which had the effect of reducing revenues and operating cash flows on Grade I AP sold to Thiokol. After the adjustment, AP unit prices established in the pricing matrix continue to escalate each year, for each volume category, through fiscal 2008.
We also entered into an agreement with Alliant Techsystems, Inc. (“Alliant”) to extend an existing agreement through the year 2008 (“Bacchus Agreement”). The agreement establishes prices for any Grade I AP purchased by Alliant from us during the term of the agreement as extended. Under this agreement, Alliant agrees to use its efforts to cause our Grade I AP to be qualified on all new and current programs served by Alliant’s Bacchus Works.
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
The Thiokol Agreement does not provide pricing terms for Grade I AP when our total annual sales volume for Grade I AP is below 8 million pounds in a fiscal year. Based on Alliant’s current Grade I AP purchase projections, in combination with the Grade I AP purchase projections of our other customers, the fiscal 2006 sales volume for Grade I AP is expected to be below 8 million pounds. Lower demand for Grade I

AP products by Alliant under the Bacchus Agreement also has contributed to the reduction in overall demand for our Grade I AP products in fiscal 2006.
We are currently having discussions with Alliant regarding the Thiokol Agreement to provide fair and reasonable pricing for Grade I AP when total Grade I AP sales volumes are below 8 million pounds. In addition, we are also having pricing discussions with Alliant regarding fair and reasonable pricing to reflect the lower levels of Grade I AP purchases.
We have certain rights (including, under certain circumstances, the right to terminate) under the existing Thiokol Agreement if Grade I AP volumes from all our customers are below 8 million pounds in a fiscal year. Furthermore, we have certain rights (including, under certain circumstances, the right to terminate) under the Bacchus Agreement when a substantial reduction in purchased materials occurs. If satisfactory resolution of our discussions with ATK regarding the Thiokol and Bacchus Agreements are not achieved, we may elect to exercise one or more of such rights and to attempt to negotiate a new agreement with Alliant or directly with the US government. No assurances can be provided regarding the successful completion of either the discussions regarding these agreements or the possible execution of new agreements with Alliant or the US government.
Grade I AP Sales Volume:
Beginning in the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003 further reduced sales volume of our Grade I AP products. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory levels of Grade I AP increased. In August 2005, the Space Shuttle completed a successful flight, but continued to experience certain technical issues. Space Shuttle flights are expected to resume beginning in the spring of 2006, although there is no assurance in this regard.
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
Overall consumption of commercial explosives is expected to increase through 2006, as a result of continued growth in the coal and mining sectors, as well as the continued strong performance of the aggregates and construction sectors. A significant event for the packaged explosives business was the Transportation Highway Bill which passed in fall 2005. The funds are expected to stimulate spending on new road construction and infrastructure maintenance, and some activity has already begun. The spring season is when the majority of projects will be initiated. The bill could increase demand for packaged products used in road construction and quarrying, particularly our Presplit product line and the new emulsion products. The increased mining activity in the coal industry seen during 2005 is expected to continue as long as there is no significant downturn in the price of oil and natural gas, with coal being broadly recognized as a leading future commodity in the energy sector. We expect sales of products sold to the Eastern U.S. coal industry to remain robust in 2006. While the high energy prices have benefited the coal industry, high natural gas prices have created numerous cost issues for suppliers in the explosives industry. However, there can be no assurance that the Transportation Bill will stimulate spending or that mining activity in the coal industry will continue.
Sodium Azide –
Worldwide demand for sodium azide has declined considerably over the last several years due to decreased uses in its historically highest use category as a gas generator component for automotive airbags. Currently, worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline and that inflators using sodium azide will be phased out over a period of approximately five years.
Sodium azide is used in a variety of pharmaceutical applications and we sell into those markets. The most promising new market for sodium azide is as the active ingredient in pesticides designed to replace ozone depleting methyl bromide. We continue to pursue a program to commercial sodium azide for this purpose.
Halotron ® Fire Extinguishing Agents –
Halotron is a series of clean fire extinguishing agents that were originally designed to replace halon-based fire extinguishing systems. Most of our Halotron related sales were made to U.S. based fire extinguisher manufacturers who continue to comprise the vast majority of demand for Halotron. Total demand for Halotron depends upon a number of factors including the willingness of commercial, government, and military consumers to spend more on a clean agent than for conventional, cheaper fire extinguishing agents that do not offer the advantages of a clean agent. The effect of competing products, as well as existing and potential governmental regulations also affects demand for Halotron products.

Four of the five major U.S. fire extinguisher manufacturers, in addition to 10 non-U.S. manufacturers, sell products containing Halotron manufacturer by us.
Fine Chemicals Segment
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
Simulated Moving Bed (“SMB”) technology is a continuous separation technique based on the principle of chromatography. SMB technology was developed in the early sixties for the petroleum industry and was applied to pharmaceuticals in the nineties. Since this is a binary separation technique it is ideally suited for the separation of enantiomers. Recently several chirally pure drugs have been manufactured using a purification step using SMB and approved by the FDA. This technology allows the separation and obtainment of two enantiomers with high purity while asymmetric synthesis can only obtain a single enantiomer at a time. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Currently, the market for custom manufacturing using SMB technology is substantially covered by four companies: AFC at its California site, Groupe Novasep SAS through its subsidiary Finorga in France, Daicel Chemical Industries, Ltd. in its manufacturing site in Japan and Honeywell International Inc. located in Ireland.
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
The market for ISP products is expected to grow modestly over the next several years. Government funding for defense, earth observation and space-systems satellites is stable, but continued budget pressure will stretch the timing of some of these programs. Funding for missile defense programs is also expected to remain flat given budget pressures. The commercial satellite industry is expecting higher growth as a result of demand from broadband, HDTV and communications applications. Higher growth rates are expected in the markets for ISP products after the next several years as a result of the replacement of existing military and defense communications constellation systems.
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

Raw Materials and Manufacturing Costs
The principal elements comprising our cost of sales are raw materials (including inbound freight), component parts, electric power, labor, purchasing, receiving, inspection, warehousing, manufacturing overhead, delivery costs, depreciation and amortization. The major raw materials used in our production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Our operations consume a significant amount of power (electricity and natural gas); the pricing of these power costs can be volatile. Significant increases in the cost of raw materials may have an adverse impact on margins if we are unable to pass along such increases to our customers.
All the raw materials used in our manufacturing processes typically are available in commercial quantities. A substantial portion of the total cash costs of operating our specialty and fine chemical plants, consisting mostly of labor and overhead, are largely fixed in nature.
Profitability
Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
•	as discussed in Note 8 to our consolidated financial statements, we may incur material legal and other costs associated with environmental remediation, litigation and other contingencies;

•	the magnitude, pricing and timing of perchlorate chemicals, sodium azide, Halotron, packaged explosives and water treatment equipment sales in the future is uncertain;

•	the results of periodic reviews for impairments of long-lived assets; and the ability to pass on increases in raw material costs to our customers.
RESULTS OF OPERATIONS
Revenues

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Revenues:
Specialty Chemicals	$7,337	$13,637	$(6,300)	(46%)
Fine Chemicals	5,172	—	5,172	—
Aerospace Equipment	4,645	3,735	910	24%
Other Businesses	1,963	882	1,081	123%

Total Revenues	$19,117	$18,254	$863	5%

The overall increase in revenues reflects:
•	A decline in Specialty Chemicals segment revenues principally due to lower volume of perchlorate sales compared to the prior year period. Perchlorate sales tend to vary significantly in any given quarter based in the timing of orders and shipments to customers.

•	An increase due to the inclusion of our newly-acquired AFC.

•	An increase in Aerospace Equipment segment revenues. Our Aerospace Equipment segment ended fiscal 2005 with a strong backlog at its domestic location, which resulted in greater production and revenue levels in the first quarter of fiscal 2006.

•	An increase in revenues from our Other Businesses segment primarily due to strong spare parts sales for water treatment equipment.

Cost of Revenues

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Revenues	$19,117	$18,254	$863	5%
Cost of Revenues	14,576	12,545	2,031	16%

Gross Margin	4,541	5,709	(1,168)	(20%)
Gross Margin Percentage	24%	31%
Cost of sales increased during the three months ended December 31, 2005 primarily due to the related increases in sales. Cost of sales increased, however, at a greater rate than sales, resulting in a decline in the gross margin percentage. The decline in the gross margin percentage is attributable to our Specialty Chemicals segment which has substantial fixed manufacturing overhead. As a consequence, the lower perchlorate revenues during the three months ended December 31, 2005, resulted in lower gross margins.
Operating Expenses

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Operating Expenses	$6,431	$6,695	$(264)	(4%)
Percentage of Revenues	34%	37%
	19,117	18,254
Total operating expenses for the three months ended December 31, 2005, were consistent with the prior year period, which reflects two offsetting factors. Expenses related to assessment of our environmental remediation matters declined. During the first quarter of fiscal 2005, we incurred significant costs evaluating our Henderson Remediation Project. This project commenced in the third quarter of fiscal 2005, and accordingly we did not incur evaluation costs in the first quarter of fiscal 2006. The decline in environmental costs was offset by the inclusion of operating expenses from AFC.
Segment Operating Loss

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Specialty Chemicals	$(2,434)	$(970)	$(1,464)	151%
Fine Chemicals	$132	$—	132	—
Aerospace Equipment	7	(186)	193	(104%)
Other Businesses	405	170	235	138%

	$(1,890)	$(986)	$(904)	92%

Segment operating profit or loss includes operating results for each segments product lines plus a proportionate allocation of corporate general and administrative expenses. Segment operating losses have increased due to sales volume declines and reductions in gross margins, primarily from our Specialty Chemicals segment. Each of these factors is discussed in more detail above.

Interest Income/Interest and Other Expense

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Interest Income	$875	$109	$766	703%
Interest and Other Expense	$1,142	$66	$1,076	1,630%
Interest and other income for the three months ended December 31, 2005, includes a gain of $580 related to the sale of our interest in a real estate partnership. This transaction is discussed in more detail in Note 10 to our condensed consolidated financial statements.
Interest expense increased due to the debt we incurred in connection with our acquisition of AFC. See discussion of the Credit Facilities and Seller Subordinated Note under the heading Capital and Liquidity below.
Income Taxes
Our effective tax rate was 39.5% and 37.0% for the three months ended December 31, 2005 and 2004, respectively. Our effective annual tax rate for fiscal 2006 increased primarily due to higher state income taxes associated with our newly-acquired, California-based AFC operations.
Extraordinary Gain
In October 2004, we acquired ISP. The fair value of the current assets acquired and current liabilities assumed exceeded the purchase price. Accordingly, non-current assets were recorded at zero, and an extraordinary gain of $1,622 (net of approximately $953 income tax expense) was recorded based on the excess fair value of net assets over the purchase price.
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
Sales and Revenue Recognition
Revenues for Specialty Chemicals and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate product customers have requested that we store materials purchased from us in our Cedar City facility (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfer from us. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1,

“Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately. A significant change in estimated costs on one or more contract could have a material effect on our results of operations in any given period.
Revenues from our Fine Chemicals segment are generally recognized as products are shipped or customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. Sales are recorded net of provisions for customer pricing allowances. We recognize revenue under two contracts upon transfer of ownership and customer acceptance of the finished product, but before the finished product is delivered to the customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
Depreciable or Amortizable Lives of Long-Lived Assets
Our depreciable or amortizable long-lived assets include property, plant and equipment and intangible assets, which are recorded at cost. Depreciation or amortization is recorded using the straight-line method over the asset’s estimated economic useful life. Economic useful life is the duration of time that we expect the asset to be productively employed by us, which may be less than its physical life. Our significant assumptions that affect the determination of estimated economic useful life include: wear and tear, obsolescence, technical standards, contract life, and changes in market demand for products.
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
Recently Issued or Adopted Accounting Standards
In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006. The statement was effective for us on October 1, 2005 and had no material impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement was effective for us on October 1, 2005; see Note 3 to our condensed consolidated financial statements for additional information.

Application of the critical accounting policies discussed above requires significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Activities: Significant components of cash flow from operations include:

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Loss before extraordinary gain	$(1,305)	$(594)	$(711)	120%
Depreciation and amortization	2,901	1,607	1,294	81%
Stock based compensation	134	—	134	0%
Amortization of debt issue costs and Seller Note discount	149	—	149	0%
Payment-in-kind interest	225	—	225	0%
Changes in Operating Assets and Liabilities
Accounts receivable	331	2,891	(2,560)	(89%)
Inventories	(6,488)	284	(6,772)	(2,385%)
Prepaid expenses	(2,150)	(1,339)	(811)	61%
Environmental remediation reserves	(2,747)	—	(2,747)	0%
Accounts payable and accrued expenses	4,295	468	4,570	976%
Other	(1,079)	(208)	(871)	419%

Cash Flow Provided (Used) in Operating Activities	$(5,734)	$3,109	$(8,100)	(261%)

The decline in cash flows from operating activities for our fiscal year 2006 first quarter reflects:
•	Fluctuations in our accounts receivable and inventory balances. These balances fluctuate based primarily on the timing of shipments of our Specialty Chemicals products. We do not grant significant extended payment terms and we have no material balances that have aged significantly past their due dates.

•	Cash used in the current year for the Henderson Remediation project. This project had not commenced in the prior year.

•	Cash used for prepaid expenses, primarily annual insurance policies which are paid at the beginning of the fiscal year.
The decline in cash flow from operating activities was offset by cash provided by an increase in accounts payable and accrued expenses, primarily due to accrued interest.

Investing Activities: Significant components of cash flow from investing activities include:

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Acquisition of businesses	$(111,471)	$(4,468)	$(108,503)	2,428%
Capital expenditures	(2,643)	(568)	(1,318)	232%
Proceeds from sale of assets	2,395	—	2,395	0%
Other	—	(141)	141	(100%)

Cash Flow Used in Investing Activities	$(111,719)	$(5,177)	$(107,285)	2,072%

Cash used for acquisitions in the first quarter of fiscal 2006 relates to the acquisition of AFC on November 30, 2005. The total cash of $111,471 was provided by net proceeds from debt issuances of $83,323 and existing cash balances. The amount does not include accrued direct acquisition costs and anticipated cash refunds from the seller in the amount of $4,596 relating to working capital adjustment, capital expenditure adjustment and EBITDAP adjustment. See Note 2 to the condensed consolidated financial statements for a more detail discussion.
Cash used for acquisitions in the first quarter of fiscal 2005 relates to our acquisition of our Aerospace Equipment segment.
Capital expenditures increased primarily due to the inclusion of AFC. Historically, our capital expenditures relate primarily to our Specialty Chemicals segment. With our acquisition of the AFC Business in November 2005, we expect our capital expenditures to increase significantly as we invest in increasing cash balances.
Proceeds from the sale of assets relates to our sale of our interest in a real estate partnership. This transaction is discussed in more detail in Note 10 to our condensed financial statements.
Financing Activities: Significant components of cash flow from financing activities include:

	Three Months Ended
	December 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Proceeds from the issuance of long-term debt	$85,000	$—	$85,000	—
Payments of long-term debt	(162)	—	(162)	—
Debt issue costs	(1,677)	—	(1,677)	—
Other	(10)	—	(10)	—

Cash Flow Used in Investing Activities	$83,151	$—	$83,151	—

Financing activities during the three months ended December 31, 2005 relate to our new Credit Facilities. See discussion below.
Liquidity and Capital Resources
As of December 31, 2005, we had cash of $2,911. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $3,700 as of January 31, 2006. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash is affected by the timing, pricing and magnitude of orders for our products.
Cash flow from our operations could be significant impacted by the lower level of forecasted purchases of Grade I AP and the uncertainty relating to its pricing. As discussed in the Overview section of this report, we are currently having discussions with Alliant to negotiate an amendment to the Thiokol Agreement to provide fair and reasonable pricing for Grade I AP when total Grade I AP sales volumes are below 8 million pounds. We also have the right to terminate the existing Thiokol Agreement and seek a new agreement with either Alliant or directly with the US government if a satisfactory amendment to the existing Thiokol Agreement is not achieved. No assurances can be provided regarding the successful completion of either an amendment to the existing Thiokol Agreement or the execution of a new agreement with Alliant or the US government.
The timing of our cash outflows is affected by payments and expenses related to capital projects, interest on our debt obligations and environmental remediation or other contingencies discussed in Note 8 to our condensed consolidated financial statements, which may place demands on our short-term liquidity, As a result of the litigation and contingencies, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not recovered by insurance, they would adversely affect our liquidity.
We currently believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations.
In connection with our acquisition of the AFC Business, discussed in Note 2 to our condensed consolidated financial statements, we incurred substantial debt including a $65,000 First Lien Term Loan, a $20,000 Second Lien Term Loan, and a $25,500 Seller Subordinated Note, each discussed below. Our acquisition of the AFC Business was funded with net proceeds from the Credit Facilities of $83,323 (after debt issuance costs), the Seller Subordinated Note of $25,500 and existing cash.
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
Financial covenants under the Credit Facilities include quarterly requirements for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated. As of December 31, 2005, we were in compliance with the various covenants contained in the Credit Facilities.
Seller Subordinated Note – In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues interest on a payment-in-kind basis at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and interest thereon on or after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of AMPAC or any of its Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause AMPAC to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).

Environmental Remediation – Henderson Site
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our groundwater remediation efforts at the Ampac Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants (see also Note 8) to our condensed consolidated financial statements). Key factors in determining the total estimated cost include an estimate of the speed of groundwater which is then used to estimate a total project life of 45 years, and estimates for capital expenditures and annual operating and maintenance costs. We estimate expenditures for capital equipment and initial operating costs to be approximately $5,000 during fiscal year 2006. Subsequently, we estimate expenditures for operating and maintenance costs to decrease from approximately $800 per year to approximately $300 per year over the estimated 45 year term of the project. This estimate is based on information currently available to us and may be adjusted upward or downward in future periods as new facts or circumstances may indicate. Changes in this estimate could be material to our results of operations in any given period.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual commitments are comprised primarily of long term debt (including the Credit Facilities and Seller Subordinated Note) and the related interest payments, operating leases, environmental remediation obligations, and pension obligations. In addition, we issue letters of credits related to the performance of our products. These obligations have not changed materially from the amounts disclosed in our annual report on Form 10-K for the year ended September 30, 2005.
We do not have any other material off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk primarily due to changes in interest rates for our long-term debt.
As of December 31, 2005, our outstanding debt of $105,378 is comprised primarily of variable rate borrowings under our Credit Facilities and Seller Subordinated Note. The interest rate on these borrowings varies with changes in the LIBOR rate.
We estimate interest rate risk as the potential change in fair value of our debt or earnings resulting from a hypothetical 100 bps adverse change in interest rates. We estimate that a hypothetical increase in the LIBOR rate of 100 bps would have the effect of increasing our fiscal year 2006 estimated interest expense by $86.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in internal controls
On November 30, 2005, we completed our acquisition of the AFC business. We are in the process of integrating the AFC operations and will be conducting a control review. Excluding the AFC Business acquisition, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For a description of our legal proceedings, see Note 8 to our condensed consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.
ITEM 5. OTHER INFORMATION – None.
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

AMERICAN PACIFIC CORPORATION

Date: February 14, 2006	/s/ JOHN R. GIBSON

John R. Gibson
Chief Executive Officer and President

Date: February 14, 2006	/s/ SETH L. VAN VOORHEES

Seth L. Van Voorhees
Vice President, Treasurer & Chief Financial Officer