Form 10-Q
period 2006-03-31
AMERICAN PACIFIC CORP
filed 2006-05-15
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated file ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2006 was 7,304,171.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$43,924	$18,513	$63,041	$36,767
Cost of Revenues	30,055	11,986	44,631	24,531

Gross Profit	13,869	6,527	18,410	12,236
Operating Expenses	11,614	7,113	18,045	13,808
Environmental Remediation Charge	2,800		2,800

Operating Loss	(545)	(586)	(2,435)	(1,572)
Interest and Other Income	48	148	923	257
Interest Expense	3,129	42	4,271	108

Loss Before Income Taxes and Extraordinary Gain	(3,626)	(480)	(5,783)	(1,423)
Income Tax Benefit	(1,288)	(177)	(2,140)	(526)

Loss Before Extraordinary Gain	(2,338)	(303)	(3,643)	(897)
Extraordinary Gain, Net of Tax	—	—	—	1,622

Net Income (Loss)	$(2,338)	$(303)	$(3,643)	$725

Basic Earnings (Loss) Per Share:
Loss Before Extraordinary Gain	$(0.32)	$(0.04)	$(0.50)	$(0.12)
Extraordinary Gain, Net of Tax	—	—	—	0.22

Net Income (Loss)	$(0.32)	$(0.04)	$(0.50)	$0.10

Diluted Earnings (Loss) Per Share:
Loss Before Extraordinary Gain	$(0.32)	$(0.04)	$(0.50)	$(0.12)
Extraordinary Gain, Net of Tax	—	—	—	0.22

Net Income (Loss)	$(0.32)	$(0.04)	$(0.50)	$0.10

Weighted Average Shares Outstanding:
Basic	7,297,000	7,292,000	7,297,000	7,292,000
Diluted	7,297,000	7,292,000	7,297,000	7,292,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	March 31,	September 30,
	2006	2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$7,997	$37,213
Accounts and Notes Receivable	23,258	12,572
Inventories	36,144	13,818
Prepaid Expenses and Other Assets	3,913	1,365
Deferred Income Taxes	834	834

Total Current Assets	72,146	65,802
Property, Plant and Equipment, Net	117,541	15,646
Intangible Assets, Net	24,011	9,763
Deferred Income Taxes	19,312	19,312
Other Assets	5,222	4,477

TOTAL ASSETS	$238,232	$115,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$14,223	$5,231
Accrued Liabilities	7,167	2,786
Employee Related Liabilities	3,288	2,023
Environmental Remediation Reserves	3,185	4,967
Deferred Revenues	2,094	792
Current Portion of Debt	8,518	768

Total Current Liabilities	38,475	16,567
Long-Term Debt	103,460	—
Environmental Remediation Reserves	16,205	15,620
Pension Obligations and Other Long-Term Liabilities	8,843	8,144

Total Liabilities	166,983	40,331

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized 9,337,287 and 9,331,787 issued	933	932
Capital in Excess of Par Value	86,450	86,187
Retained Earnings	2,563	6,206
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,715)	(1,674)

Total Shareholders’ Equity	71,249	74,669

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$238,232	$115,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2006	2005

Cash Flows from Operating Activities	$(3,826)	$9,835

Cash Flows from Investing Activities:
Acquisition of businesses	(108,451)	(4,468)
Capital expenditures	(8,251)	(1,147)
Proceeds from sale of assets	2,395	—

Net Cash Used in Investing Activities	(114,307)	(5,615)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	—
Payments of long-term debt	(325)
Short-term borrowings, net	5,927	300
Debt issuance costs	(1,716)	—
Other	31	149

Net Cash Provided by Financing Activities	88,917	449

Net Change in Cash and Cash Equivalents	(29,216)	4,669
Cash and Cash Equivalents, Beginning of Period	37,213	23,777

Cash and Cash Equivalents, End of Period	$7,997	$28,446

Cash Paid (Refunded) For:
Interest	$2,711	$—
Income taxes	$(397)	$(452)

Non-Cash Transaction:
Issuance of seller subordinated note, net of discount	$19,400	$—
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation: The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005. The operating results and cash flows for the six-month period ended March 31, 2006 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results may differ from estimates on which our condensed consolidated financial statements were prepared.

Revenue Recognition – Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made or customer acceptance has occurred, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.

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

Recently Issued or Adopted Accounting Standards: In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement was effective for us on October 1, 2005 and had no material impact on our financial statements.

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

The estimated total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
EBITDAP Adjustment	(1,000)
Other direct acquisition costs	4,788

Total purchase price	$127,851

Capital Expenditures Adjustment – The capital expenditures adjustment represents net reimbursements to GenCorp for their cash capital investments, as defined in the acquisition agreements, during the period July 2005 through the closing date on November 30, 2005.

Working Capital Adjustment – The working capital adjustment represents a net adjustment to the purchase price based on actual working capital as of the closing date compared to a target working capital amount specified in the acquisition agreements.

EBITDAP Adjustment – The acquisition agreements include a reduction of the purchase price if AFC did not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we have received $1,000 from GenCorp.

Subordinated Seller Note – The fair value of the Seller Subordinated Note was determined by discounting the required principal and interest payments at a rate of 15%, which the Company believes is appropriate for instruments with comparable terms.

Direct Acquisition Costs – The Company estimates its total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $4,788.

Earnout Adjustment – In addition to the amounts included in the purchase price above, the purchase price is subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ending September 30, 2006. In addition, if the full Earnout Adjustment becomes payable to GenCorp, the EBITDAP Adjustment will also be returned to GenCorp.
In connection with the AFC Business acquisition, we entered into Credit Facilities and a Seller Subordinated Note, each discussed in Note 7. The total purchase price was funded with net proceeds from the Credit Facilities of $83,323, the Seller Subordinated Note of $25,500 and existing cash.

This acquisition is being accounted for using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. The allocation of the purchase price and the related determination of the useful lives of acquired assets are preliminary and subject to change based on a final valuation of the assets acquired and liabilities assumed. The allocation is preliminary pending completion of inventory, fixed asset and intangible asset appraisals and the actuarial calculation of the defined benefit pension plan obligation.

The preliminary allocation of the purchase price is comprised of the following:

Historical book value of Aerojet Fine Chemicals as of November 30, 2005	$93,181
Less liabilities not acquired
Payable to GenCorp	24,916
Cash overdraft	3,761

Adjusted historical book value of Aerojet Fine Chemicals as of November 30, 2005	121,858
Estimated fair value adjustments relating to:
Inventories	774
Prepaid expenses	(20)
Property, plant and equipment	(11,613)
Customer relationships, average life of 5.5 years	13,300
Backlog, average life of 1.5 years	4,800
Prepaid pension asset	(1,248)

$127,851

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$43,924	$28,328	$81,283	$64,649
Loss before extraordinary gain	(2,338)	(4,842)	(5,470)	(7,404)
Net Loss	(2,338)	(4,842)	(5,470)	(5,782)

Basic earnings per share:
Loss before extraordinary gain	(0.32)	(0.66)	(0.75)	(1.02)
Net Loss	(0.32)	(0.66)	(0.75)	(0.79)

Diluted earnings per share:
Loss before extraordinary gain	(0.32)	(0.66)	(0.75)	(1.02)
Net Loss	(0.32)	(0.66)	(0.75)	(0.79)
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

On October 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of previously issued awards, new awards and to awards modified, repurchased or canceled after the effective date. Accordingly, commencing October 1, 2005, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the Accounting Principles Board Opinion No. 25 intrinsic value method, under which no compensation expense was recognized because all historical options granted were at an exercise price equal to the market value of our stock on the grant date. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS No. 123R.

Our share-based payment arrangements are designed to attract and retain employees and directors. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, and government regulations. New shares are issued upon option exercise or restricted share grants. We do not settle equity instruments in cash. We maintain two share based plans, each as discussed below.

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of March 31, 2006, there were 19,000 shares available for grant under the 2001 Plan. This plan was approved by our shareholders.
The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside Directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of March 31, 2006, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our shareholders.
A summary of our outstanding and vested stock option activity for the six months ended March 31, 2006 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2005	523,500	$7.08	143,750	$3.06
Granted	37,500	4.21	37,500	2.00
Vested	—	—	(36,250)	3.08
Exercised	(5,500)	5.54	—	—
Expired	—	—	—	—

Balance, March 31, 2006	555,500	6.90	145,000	2.78

A summary of our exercisable stock options as of March 31, 2006 is as follows:

Number of vested stock options	410,500
Weighted-average exercise price per share	$7.20
Aggregate intrinsic value	$822
Weighted-average remaining contractual term in years	7.71
We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Six Months Ended
	March 31,
	2006	2005

Weighted-average grant date fair value per share of options granted	$2.00	$3.74
Significant fair value assuptions:
Expected term in years	4.75	4.50
Expected volatility	50.0%	50.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	4.4%	3.5%
Total intrinsic value of options exercised	$18	$12
Aggregate cash received for option exercises	$30	$24

Total compensation cost (included in operating expenses)	$233	$—
Tax benefit recognized	86	—

Net compensation cost	$147	$—

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$191
Weighted-average years to be recognized	0.5

SFAS No. 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method. Had share-based compensation costs been recorded last year, the effect on our net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	Actual	Pro Forma	Actual	Pro Forma

Net income (loss), as reported	$(2,338)	$(303)	$(3,643)	$725
Pro forma compensation, net of tax		(16)		(98)

Pro forma net income (loss)		$(319)		$627

Basic income (loss) per share:
As reported	$(0.32)	$(0.04)	$(0.50)	$0.10
Pro Forma		$(0.04)		$0.09

Diluted income (loss) per share
As reported	$(0.32)	$(0.04)	$(0.50)	$0.10
Pro forma		$(0.04)		$0.09
4.	SELECTED BALANCE SHEET DATA

Inventories: Inventories consist of the following:

	March 31,	September 30,
	2006	2005

Finished goods	$4,353	$2,475
Work-in-process	14,929	2,940
Raw materials and supplies	16,862	8,403

Total	$36,144	$13,818

Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	March 31,	September 30,
	2006	2005

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(31,330)	(29,380)

	7,367	9,317

Customer relationships and backlog	18,100	—
Less accumulated amortization	(1,902)	—

	16,198	—

Pension-related intangible	446	446

Total	$24,011	$9,763

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for both the three months ended March 31, 2006 and 2005 and $1,950 for both the six months ended March 31, 2006 and 2005.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

In connection with our acquisition of the AFC Business, we acquired intangible assets with preliminary estimated fair values of $13,300 for customer relationships and $4,800 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the three months and six months ended March 31, 2006 was $1,426 and $1,902, respectively.

5.	COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of adjustments to our minimum pension liabilities and foreign currency translation adjustments. Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net Income (Loss)	$(2,338)	$(303)	$(3,643)	$725

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	5	(42)	(41)	29
Minimum pension liability adjustment	—	(221)	—	209

Total other comprehensive income (loss)	5	(263)	(41)	238

Comprehensive Income (Loss)	$(2,333)	$(566)	$(3,684)	$963

6.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share before extraordinary gain are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Loss before extraordinary gain	$(2,338)	$(303)	$(3,643)	$(897)

Basic:
Weighted average shares	7,297,000	7,292,000	7,297,000	7,292,000

Diluted:
Weighted average shares, basic	7,297,000	7,292,000	7,297,000	7,292,000
Dilutive effect of stock options	—	—	—	—

Weighted average shares, diluted	7,297,000	7,292,000	7,297,000	7,292,000

Basic loss per share before extraordinary item	$(0.32)	$(0.04)	$(0.50)	$(0.12)
Diluted loss per share before extraordinary item	$(0.32)	$(0.04)	$(0.50)	$(0.12)
As of March 31, 2006, we had 555,500 antidilutive options outstanding. The stock options are antidilutive because we are reporting a loss before extraordinary gain and the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable and our stock price increases.

7.	DEBT

Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2006	2005

Credit Facilities:
First Lien Term Loan, 8.98%	$64,675	$—
First Lien Revolving Credit, 8.63%	6,000	—
Second Lien Term Loan plus accrued PIK Interest, 13.98%	20,067	—
Subordinated Seller Note plus accrued PIK Interest, 9.58%, Net of Discount	20,500	—
Capital Leases and Other	736	768

Total Debt	111,978	768
Less current portion	(8,518)	(768)

Total Long-term Debt	$103,460	$—

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

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as payment-in-kind interest (“PIK Interest”) and is added to the then outstanding principal. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees under both Credit Facilities. Within 180 days of closing of the Credit Facilities we are required to hedge a portion of the obligations under the Credit Facilities.

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

On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan and $20,000 under the Second Lien Credit Facility. Net proceeds of $83,323, after debt issuance costs of $1,677, were used to fund a portion of the AFC Business acquisition price. Debt issue costs are classified as other assets and are amortized over the term of the Credit Facilities using the interest method.

As of March 31, 2006, we had outstanding borrowings of $6,000 under the First Lien revolving credit line. As of March 31, 2006, we were in compliance with the various covenants contained in the Credit Facilities.

Seller Subordinated Note: In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues PIK Interest at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid PIK Interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and interest thereon after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of the Company or any of our Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause the Company to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).

Principal maturities for term loans under the Credit Facilities and the Seller Subordinated Note are as follows:

Years ending September 30:
2006	$650
2007	3,250
2008	13,000
2009	6,500
2010	36,075
Thereafter	51,025

Total	$110,500

Capital Leases and Other: Capital leases and other includes $500 payable to our ES joint venture partner. The remaining balance represents bank borrowings by our ES joint venture and capital lease obligations.

Letters of Credit: As of March 31, 2006, we had $2,330 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

Perchlorate Remediation Project in Henderson, Nevada –

We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Ampac Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada during 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history at Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an extensive investigation of groundwater near the Ampac Henderson site and down gradient toward the Las Vegas Wash. That investigation and related characterization which lasted more than six years, was rigorous employing some of the most qualified experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site up to 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the Kerr McGee Henderson Site did materially impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site and this facility has had a significant effect on the load of perchlorate entering Lake Mead over the last 5 years. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

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

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a Work Plan to NDEP for the construction of a Leading Edge Remediation Facility (“Athens System”) near the Ampac Henderson Site. The conditional approval of the Work Plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the Leading Edge and Source Remediation Facilities that will address perchlorate from the Ampac Henderson Site. We commenced construction of the Athens System in July, 2005.

Henderson Site Environmental Remediation Reserve –

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005 and expect to complete this phase by the end of fiscal 2006. During our fiscal 2006 second quarter, we increased our total cost estimate for the construction phase by $2,800 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the six months ended March 31, 2006 is shown below:

Balance, September 30, 2005	$20,587
Additions or adjustments	2,800
Expenditures	(3,997)

Balance, March 31, 2006	$19,390

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

On November 28, 2005, AFC and DTSC entered into a Consent Agreement (“Consent Agreement”) which, effective upon close of the sale of the AFC Business to us, authorizes AFC to continue operations for up to two years while the parties resolve whether the manufacturing processes are exempt from regulation by the DTSC. The Consent Agreement is deemed a full settlement of the DTSC Allegations and any other violations that could have been brought against AFC based upon information known to DTSC on the date of the Consent Agreement.

We believe that if AFC is ultimately required to obtain a permit to treat hazardous waste it may have to spend additional capital to modify its facilities. The effects on our operating results, liquidity and cash flow could be significant. In addition, we may not be able to pass along any increases in operating costs to our customers.

The AFC Business facility was subject to several National Emissions Standards for Hazardous Air Pollutants for pharmaceutical manufacturing under the Clean Air Act because of its location on property contiguous with Aerojet and under common control of GenCorp. AFC requested that the EPA make a determination that, upon close of the sale of Aerojet Fine Chemicals to us, AFC’s facility would no longer be subject to these requirements.

On December 1, 2005, the Air Division of the EPA Region IX notified the Company that, effective upon close of the sale of the AFC Business to us, AFC would not be a major source subject to National Emissions Standards for Hazardous Air Pollutants for pharmaceutical manufacturing under the Clean Air Act.

AFC’s facility is located on land leased from Aerojet. The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, the environmental remediation expenses.

As part of the agreement to sell the AFC Business, an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by the AFC Business, Aerojet or GenCorp on the premises or Aerojet’s Sacramento site prior to the effective date of the sale.

On November 29, 2005, EPA Region IX provided us with a letter indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet Fine Chemicals property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Aerojet Superfund site.

Employment Matters:

Effective March 25, 2006, the employment of Seth Van Voorhees, as our Chief Financial Officer, Vice President and Treasurer, terminated. We are currently negotiating the terms of Dr. Van Voorhees departure. Dr. Van Voorhees was employed by us pursuant to an employment agreement dated December 1, 2005. Under the employment agreement, if we terminate Dr. Van Voorhees without cause or if Dr. Van Voorhees terminates his employment for good reason, Dr. Van Voorhees is entitled to receive severance payments in the form of salary continuation for three years. In addition, all unvested stock options granted to Dr. Van Voorhees become fully vested. These severance benefits are not available if employment is terminated by us for cause, or if Dr. Van Voorhees terminated his employment without good reason.

Other Matters:

We are from time to time involved in other claims or lawsuits. We believe that current claims or lawsuits against us, individually and in the aggregate, will not have a material adverse effect on our financial condition, cash flows or results of operations.

9.	SEGMENT INFORMATION

We report our business in four operating segments: Specialty Chemicals, Fine Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation costs are charged to our Specialty Chemicals segment. Corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest are not allocated to segment operating results.

Effective January 1, 2006, we revised our method to measure segment operating results to a method management believes is a more meaningful measure of segment performance. Prior to that date we had included an allocation of corporate expenses to our operating segment. All periods presented have been reclassified to reflect our current measure of segment operating results.

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

One perchlorates customer accounted for 23% and 18% of our consolidated revenues for the three months and six months ended March 31, 2006, and 24% and 28% of our consolidated revenues for the three months and six months ended March 31, 2005, respectively.

Fine Chemicals: On November 30, 2005, we created a new operating segment, Fine Chemicals, to report the financial performance of AFC (See Note 2). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry, involving high potency compounds, energetic and nucleoside chemistries, and chiral separation.

We had one Fine Chemicals customer that accounted for 24% and 22% of our consolidated revenues during the three months and six months ended March 31, 2006, respectively.

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

The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues:
Specialty Chemicals	$20,626	$13,097	$27,963	$26,734
Fine Chemicals	18,931	—	24,103	—
Aerospace Equipment	3,489	2,144	8,134	5,879
Other Businesses	878	3,272	2,841	4,154

Total Revenues	$43,924	$18,513	$63,041	$36,767

Segment Operating Income (Loss):
Specialty Chemicals (a)	$4,244	$1,219	$3,893	$2,990
Fine Chemicals	(275)	—	676	—
Aerospace Equipment	58	(235)	319	(248)
Other Businesses	154	2,519	671	3,053

Total Segment Operating Income (Loss)	4,181	3,503	5,559	5,795
Corporate Expenses	(4,726)	(4,089)	(7,994)	(7,367)
Interest and Other Income (Expense), Net	(3,081)	106	(3,348)	149

Loss before Income Taxes and Extraordinary Gain	$(3,626)	$(480)	$(5,783)	$(1,423)

Depreciation and Amortization:
Specialty Chemicals	$1,446	$1,381	$2,886	$2,753
Fine Chemicals	4,048	—	5,348	—
Aerospace Equipment	18	—	35	—
Other Businesses	3	3	6	7
Corporate	140	130	281	258

Total Depreciation and Amortization	$5,655	$1,514	$8,556	$3,018

(a)	Specialty Chemical operating profit for the three-month and six-month periods ended March 31, 2006 includes a charge for $2,800 related environmental remediation at our Henderson, NV project, see Note 8.

10.	INTEREST AND OTHER INCOME

Interest and other income consist of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Interest income	$48	$148	$294	$257
Gain on sale of Hughes Parkway	—	—	580	—
Other	—	—	49	—

	$48	$148	$923	$257

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

11.	DEFINED BENEFIT PLANS

Net periodic pension cost related to our defined benefit pension plans consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Defined Benefit Pension Plan:
Service Cost	$309	$250	$535	$536
Interest Cost	477	400	827	827
Expected Return on Plan Assets	(393)	(343)	(682)	(682)
Recognized Actuarial Losses	16	15	29	28
Amortization of Prior Service Costs	134	102	232	232

Net Periodic Pension Cost	$543	$424	$941	$941

Supplemental Executive Retirement Plan:
Service Cost	$—	$—	$—	$—
Interest Cost	38	37	74	74
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	11	11	21	21
Amortization of Prior Service Costs	7	7	16	16

Net Periodic Pension Cost	$56	$55	$111	$111

For the six months ended March 31, 2006, we contributed $1,364 to the Defined Benefit Pension Plan to fund benefit payments and anticipate making approximately $479 in additional contributions through September 30, 2006. For the six months ended March 31, 2006, we contributed $63 to the Supplemental Executive Retirement Plan to fund benefit payments and anticipate making approximately $63 in additional contributions through September 30, 2006.

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

The following table reflects the revenue contribution percentage from our major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Specialty Chemicals:
Perchlorates	33%	40%	29%	44%
Packages explosives	9%	22%	11%	21%
Sodium Azide	2%	3%	2%	3%
Halotron	3%	5%	3%	5%

Total Specialty Chemicals	47%	70%	45%	73%

Fine Chemicals	43%	0%	38%	0%

Aerospace Equipment	8%	12%	13%	16%

Other Businesses:
Real Estate	1%	17%	1%	9%
Water Treatment Equipment	1%	1%	3%	2%
Total Other Businesses	2%	18%	4%	11%

Total Revenues	100%	100%	100%	100%

Specialty Chemicals Segment
Perchlorate Chemicals –
Perchlorate chemicals account for a major portion of the Specialty Chemicals segment revenues. In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.
Grade I AP Customer Contracts:
We entered into an agreement (“Thiokol Agreement”) with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008. The Thiokol Agreement, as amended, provides that during its term we will maintain ready and qualified capacity and Thiokol will make all of its AP purchases from us, subject to certain conditions. The agreement established a pricing matrix under which Grade I AP unit prices varied inversely with the quantity of Grade I AP sold by us annually to all of our customers between 8 and 28 million pounds per year.
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
During 2001, Alliant acquired Thiokol. We have agreed with Alliant that the individual agreements in place prior to Alliant’s acquisition of Thiokol remain in place. All Thiokol programs existing at the time of the Alliant acquisition (principally the Minuteman and Space Shuttle) continue to be priced under the Thiokol Agreement. All Alliant programs (principally the Delta, Pegasus and Titan) are priced under the Bacchus Agreement.
Alliant’s current Grade I AP purchase projections, in combination with the Grade I AP purchase projections of our other customers, indicate that the fiscal 2006 sales volume for Grade I AP is expected to be below 8 million pounds. Lower demand for Grade I AP products by Alliant under the Bacchus Agreement also have contributed to the reduction in overall demand for our Grade I AP products in fiscal 2006.
Based on these expectations of lower volumes and certain other factors, we began discussions with Alliant to determine fair and reasonable pricing for volumes less than those that were provided in the existing Thiokol Agreement. Effective April 5, 2006, we entered into Modification #3 to the Thiokol Agreement (the “Amendment”). The Amendment extends the term of the Thiokol Agreement from 2008 to 2013, establishes AP pricing at annual volumes of AP ranging from 3 million to 20 million pounds, and indicates certain circumstances under which the parties may terminate the contract. Under the Amendment, Grade I AP unit prices continue to vary inversely with the quantity of Grade I AP sold by us annually to all of our customers between 8 and 28 million pounds per year. Additionally, prices escalate each year for all volumes covered under the Amendment.
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
We believe that over the next several years, overall demand for Grade I AP will be largely driven by requirements for the Minuteman program which should provide a stable base for our Grade I AP revenues. Grade I AP demand could also be influenced if there is a substantial increase in Space Shuttle flights. However, it is our expectation that our customers’ Grade I AP inventories are currently sufficient to sustain nominal Space Shuttle activity for the next several years.
Our expectations of Grade I AP demands are based on information currently available to us. We have no ability to influence the demand for Grade I AP. In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations. Any decision to delay, reduce or cancel programs could have a significant adverse effect on our results of operations, cash flow and financial condition.
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that is likely to stimulate the demand for Grade I AP. As a consequence of the new space initiatives discussed above, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet, the development of the new crew launch vehicle (“CLV”) and the number of CLV launches, and the development and testing of the new heavy launch vehicle (“HLV”) used to transport materials and supplies to the ISS and the Moon; and the number of HLV launches.
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
Packaged Explosives —
We also hold a 50% ownership stake in Energetic Systems, an entity we consolidate under FIN 46(R) that manufactures and distributes commercial explosives. Geographic markets for ES products include the U.S., Canada and Mexico.
The overall consumption of commercial explosives is expected to remain strong through 2006 as a result of continued strength of commodities like coal and aggregates, but increasing transportation and raw material costs have limited the upside potential in the commercial explosives business. Ammonium nitrate costs increased dramatically in 2006, mainly as a result of the high cost of natural gas and increases in ammonia pricing. The long awaited passage of the Transportation Highway Bill in 2005 did not provide the anticipated increase in road construction, mainly due to lack of matching funds at the state level. As a result, we have not been able to match the performance of our customer base, and continue to deal with rising raw material costs and overcapacity in the industry.

Sodium Azide —
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
Sodium azide is used in a variety of pharmaceutical applications and we sell into those markets. The most promising new market for sodium azide is as the active ingredient in pesticides designed to replace ozone depleting methyl bromide. We continue to pursue a program to commercialize sodium azide for this purpose.
Halotron ® Fire Extinguishing Agents —
Halotron is a series of clean fire extinguishing agents that were originally designed to replace halon-based fire extinguishing systems. Most of our Halotron related sales were made to U.S. based fire extinguisher manufacturers who continue to comprise the vast majority of demand for Halotron. Total demand for Halotron depends upon a number of factors including the willingness of commercial, government, and military consumers to spend more on a clean agent than for conventional, cheaper fire extinguishing agents that do not offer the advantages of a clean agent. The effect of competing products, as well as existing and potential governmental regulations also affects demand for Halotron products. Four of the five major U.S. fire extinguisher manufacturers, in addition to 10 non-U.S. manufacturers, sell products containing Halotron manufactured by us.
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
Chiral Compounds — Many chemicals used as pharmaceuticals are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other. The different enantiomers can have very different properties, including efficacy as a drug substance. As a result, the FDA is requesting pharmaceutical companies to identify and separate the enantiomers of a new drug and study their biological activities through separate clinical trials. If they are found to be different and especially if one is causing side effects, then the FDA will request that the desired enantiomer be chirally pure (i.e. separated from its counterpart). To achieve this chiral purity several techniques are available. The desired single enantiomer can be produced using asymmetric synthesis or can be isolated from the other one by techniques such as chromatography.
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

Water Treatment Equipment —
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
Real Estate —
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
Profitability
Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
•	as discussed in Note 8 to our consolidated financial statements, we may incur material legal and other costs associated with environmental remediation, litigation and other contingencies;

•	the volume and timing of perchlorate chemicals, fine chemicals, sodium azide, Halotron, packaged explosives and water treatment equipment sales in the future is uncertain;

•	the results of periodic reviews for impairments of long-lived assets; and the ability to pass on increases in raw material costs to our customers.

RESULTS OF OPERATIONS
Revenues

	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$20,626	$13,097	$7,529	57%
Fine Chemicals	18,931	—	18,931	—
Aerospace Equipment	3,489	2,144	1,345	63%
Other Businesses	878	3,272	(2,394)	(73%)

Total Revenues	$43,924	$18,513	$25,411	137%

Six Months Ended:
Specialty Chemicals	$27,963	$26,734	$1,229	5%
Fine Chemicals	24,103	—	24,103	—
Aerospace Equipment	8,134	5,879	2,255	38%
Other Businesses	2,841	4,154	(1,313)	(32%)

Total Revenues	$63,041	$36,767	$26,274	71%

The overall increase in revenues reflects:
•	An increase in Specialty Chemicals segment revenues is principally due to both higher volumes and prices during the fiscal 2006 three month and six month periods compared to the prior year periods. Perchlorate sales tend to vary significantly in any given quarter based on the timing of orders and shipments to customers.

•	An increase due to the inclusion of our newly-acquired AFC Business.

•	An increase in Aerospace Equipment segment revenues. Our Aerospace Equipment segment ended fiscal 2005 with a strong backlog at its domestic location and continues to have strong commercial and government new order bookings in fiscal 2006. This has resulted in greater production and revenue levels during fiscal 2006.

•	A decrease in revenues from our Other Businesses segment. The fiscal 2005 periods include significant revenues from the sale of real estate. Our sales of real estate were substantially complete in fiscal 2005.
Cost of Revenues

	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Revenues	$43,924	$18,513	$25,411	137%
Cost of Revenues	30,055	11,986	18,069	151%

Gross Margin	13,869	6,527	7,342	112%
Gross Margin Percentage	32%	35%

Six Months Ended:
Revenues	$63,041	$36,767	$26,274	71%
Cost of Revenues	44,631	24,531	20,100	82%

Gross Margin	18,410	12,236	6,174	50%
Gross Margin Percentage	29%	33%
Cost of sales increased during the three months and six months ended March 31, 2006 primarily due to the related increases in sales. Gross margin percentage was 29% for the six months ended March 31, 2006 compared to 33% for the prior fiscal year period. The fiscal 2005 six-month period includes a significant real estate sale which contributed approximately 6 margin points to the prior year. Except for the results of our fiscal 2005 real estate sales, our consolidated gross margins improved for the six months ended March 31, 2006 compared to the prior year period, which included gross margin improvements from each of our operating segments.

Operating Expenses

	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,614	$7,113	$4,501	63%
Percentage of Revenues	26%	38%

Six Months Ended:
Operating Expenses	$18,045	$13,808	$4,237	31%
Percentage of Revenues	29%	38%
Total operating expenses for the three months and six months ended March 31, 2006 increased compared to the prior year periods. The increase is primarily due to the addition of our Fine Chemicals segment. In addition, corporate expenses increased due to higher legal fees and consulting expenses, and Aerospace Equipment operating expenses increased due to its volume increases. Specialty Chemicals operating expenses decreased due environmental related expenses incurred in fiscal 2005 prior to the commencement of our remediation project, which we did not incur in fiscal 2006.
Environmental Remediation Charge
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost included an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005 and expect to complete this phase by the end of fiscal 2006. Through March 31, 2006, we incurred construction costs of approximately $5,800. During our fiscal 2006 second quarter, we increased our total cost estimate for the construction phase by $2,800 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
Segment Operating Profit and Operating Loss

	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$4,244	$1,219	$3,025	248%
Fine Chemicals	(275)	—	(275)	—
Aerospace Equipment	58	(235)	293	(125%)
Other Businesses	154	2,519	(2,365)	(94%)

Segment Operating Profit	4,181	3,503	678	19%
Corporate Expenses	(4,726)	(4,089)	(637)	16%

Operating Loss	$(545)	$(586)	$41	(7%)

Six Months Ended:
Specialty Chemicals	$3,893	$2,990	$903	30%
Fine Chemicals	676	—	676	—
Aerospace Equipment	319	(248)	567	(229%)
Other Businesses	671	3,053	(2,382)	(78%)

Segment Operating Profit	5,559	5,795	(236)	(4%)
Corporate Expenses	(7,994)	(7,367)	(627)	9%

Operating Loss	$(2,435)	$(1,572)	$(863)	55%

Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation costs are charged to our Specialty Chemicals segment. Corporate general and administrative costs and interest are not allocated to segment operating results.

Specialty Chemicals operating profit for the fiscal 2006 periods includes a charge for environmental remediation of $2,800, discussed above. Excluding the environmental remediation charge, Specialty Chemicals operating profit improved $3,703 compared to the prior year six-month period. The improvement reflects both higher gross margins for our perchlorate products due to better absorption of fixed production costs at higher volumes and reduced operating expenses.
Aerospace Equipment operating profit improved primarily due to better absorption of fixed manufacturing costs at higher revenue levels.
The decline in Other Businesses operating profit is due to real estate sales in the fiscal 2005 periods which did not recur in the fiscal 2006 periods.
The increase in corporate expenses in the fiscal 2006 periods reflects higher legal and consulting fees related to our AFC integration and negotiations with regarding the amendment to our Grade I AP pricing agreement.
Interest Income/Interest and Other Expense

	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Interest Income	$48	$148	$(100)	(68%)
Interest and Other Expense	$3,129	$42	$3,087	7,350%
Six Months Ended:
Interest Income	$923	$257	$666	259%
Interest and Other Expense	$4,271	$108	$4,163	3,855%
Interest and other income for the six months ended March 31, 2006, includes a gain of $580 related to the sale of our interest in a real estate partnership. This transaction is discussed in more detail in Note 10 to our condensed consolidated financial statements.
Interest expense increased due to the debt we incurred in connection with our acquisition of the AFC Business. See discussion of the Credit Facilities and Seller Subordinated Note under the heading Capital and Liquidity below.
Income Taxes
Our effective tax rate was 37% for both the six months ended March 31, 2006 and 2005. Our effective annual tax rate for fiscal 2006 reflects higher state income taxes associated with our newly-acquired, California-based AFC operations, offset by the effect of items that are not deductible for tax purposes. Our estimated effective tax rate could fluctuate in future periods if our estimates of profit or loss change.
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
Sales and Revenue Recognition
Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment sales are recognized when persuasive evidence of an arrangement exists, shipment has been made or customer acceptance has occurred, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize the revenue and profit from these Bill and Hold transactions at the point at which title and risk of ownership transfer from us. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. We receive cash for the full amount of real estate sales at the time of closing which is when the sale is recorded.
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
Impairment of Long-Lived Assets
We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If we determine that an asset is not recoverable, then we would record an impairment charge if the carrying value of the assets exceeds its fair value.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Activities: Significant components of cash flow from operations include:

	Six Months Ended
	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Loss before extraordinary gain	$(3,643)	$(897)	$(2,746)	306%
Depreciation and amortization	8,556	3,018	5,538	183%
Stock based compensation	233	—	233	—
Amortization of debt issue costs and Seller Note Discount	397	—	397	—
Payment -in-kind interest	897	—	897	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,979)	9,772	(12,751)	(130%)
Inventories	(5,528)	(1,506)	(4,022)	267%
Prepaid expenses	(2,417)	(664)	(1,753)	264%
Environmental remediation reserves	(1,197)	—	(1,197)	—
Accounts payable and accrued expenses	3,772	(110)	3,882	(3,529%)
Other	(1,917)	222	(2,139)	(964%)

Cash Flow Provided (Used) in Operating Activities	$(3,826)	$9,835	$(13,661)	(139%)

The decline in cash flows from operating activities for our fiscal year 2006 six month period reflects:
•	Fluctuations in our accounts receivable and inventory balances. These balances fluctuate based primarily on the timing of shipments of our Specialty Chemicals products. We do not grant significant extended payment terms and we have no material balances that have aged significantly past their due dates.

•	Cash used in the current year for the Henderson Remediation project of $3,997, offset by additional reserves recorded of $2,800. This project had not commenced in the prior year.

•	Cash used for prepaid expenses, primarily annual insurance policies which are paid at the beginning of the fiscal year.
The decline in cash flow from operating activities was offset by cash provided by an increase in accounts payable and accrued expenses, primarily due to accrued interest and AFC direct acquisitions costs.
Investing Activities: Significant components of cash flow from investing activities include:

	Six Months Ended
	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Acquisition of businesses	$(108,451)	$(4,468)	$(103,983)	2,327%
Capital expenditures	(8,251)	(1,147)	(7,104)	619%
Proceeds from sale of assets	2,395	—	2,395	—

Cash Flow Used in Investing Activities	$(114,307)	$(5,615)	$(108,692)	1,936%

Cash used for acquisitions during the fiscal 2006 period relates to the acquisition of the AFC Business on November 30, 2005. The total cash of $108,451 was provided by net proceeds from debt issuances of $83,323 and existing cash balances. See Note 2 to the condensed consolidated financial statements for a more detail discussion.
Cash used for acquisitions in the first quarter of fiscal 2005 relates to our acquisition of our Aerospace Equipment segment.
Capital expenditures increased primarily due to the inclusion of AFC. Historically, our capital expenditures relate primarily to our Specialty Chemicals segment. With our acquisition of the AFC Business in November 2005, we expect our capital expenditures to increase significantly compared to pre-AFC acquisition periods.
Proceeds from the sale of assets relates to the sale of our interest in a real estate partnership. This transaction is discussed in more detail in Note 10 to our condensed consolidated financial statements.
Financing Activities: Significant components of cash flow from financing activities include:

	March 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Proceeds from the issuance of long-term debt	$85,000	$—	$85,000	—
Payments of long-term debt	(325)	—	(325)	—
Short-term borrowings, net	5,927	—	5,927	—
Debt issue costs	(1,716)	—	(1,716)	—
Other	31	449	(418)	(93%)

Cash Flow Used in Investing Activities	$88,917	$449	$88,468	19,703%

Financing activities during the six months ended March 31, 2006 relate to our new Credit Facilities. See discussion below.
Liquidity and Capital Resources
As of March 31, 2006, we had cash of $7,997. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $4,000 as of April 30, 2006. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash is affected by the timing, pricing and magnitude of orders for our products.

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
In connection with our acquisition of the AFC Business, discussed in Note 2 to our condensed consolidated financial statements, we incurred substantial debt including a $65,000 First Lien Term Loan, a $20,000 Second Lien Term Loan, and a $25,500 Seller Subordinated Note, each discussed below. Our acquisition of the AFC Business was funded with net proceeds from the Credit Facilities of $83,323 (after debt issuance costs), the Seller Subordinated Note of $25,500 and existing cash. In addition, during our fiscal 2006 second quarter we borrowed $6,000 against our revolving credit facility.
Credit Facilities and Seller Subordinated Note
Credit Facilities — In connection with our acquisition of the AFC Business, discussed in Note 2, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Capital Markets, LLC and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Capital Markets, LLC, and certain other lenders. The Credit Facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries.
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
Financial covenants under the Credit Facilities include quarterly requirements for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated. As of March 31, 2006, we were in compliance with the various covenants contained in the Credit Facilities.
Seller Subordinated Note — In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues interest on a payment-in-kind basis at a rate equal to the three—month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and interest thereon on or after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of AMPAC or any of its Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause AMPAC to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).
Environmental Remediation — Henderson Site
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost included an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005 and expect to complete this phase by the end of fiscal 2006. Through March 31, 2006, we incurred construction costs of approximately $5,800. During our fiscal 2006 second quarter, we increased our total cost estimate for the construction phase by $2,800 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. Changes in this estimate could be material to our results of operations in any given period.
For the remainder of fiscal 2006, we expect to use cash provided by operations to fund approximately $2,800 for the remaining construction phase of our remediation project. Once the project moves to its operating and maintenance phase, cash usage should decline to approximately $800 annually for the next several years.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual commitments are comprised primarily of long term debt (including the Credit Facilities and Seller Subordinated Note) and the related interest payments, operating leases, environmental remediation obligations, and pension obligations. In addition, we issue letters of credits related to the performance of our products. During the quarter ended March 31, 2006, we borrowed $6,000 under our revolving credit facility. The amount is classified as current debt on our balance sheet. With the exception of this new borrowing, our obligations have not changed materially from the amounts disclosed in our annual report on Form 10-K for the year ended September 30, 2005.
Effective March 25, 2006, the employment of Seth Van Voorhees, as our Chief Financial Officer, Vice President and Treasurer, terminated. We are currently negotiating the terms of Dr. Van Voorhees departure. Dr. Van Voorhees was employed by us pursuant to an employment agreement dated December 1, 2005. Under the employment agreement, if we terminate Dr. Van Voorhees without cause or if Dr. Van Voorhees terminates his employment for good reason, Dr. Van Voorhees is entitled to receive severance payments in the form of salary continuation for three years. In addition, all unvested stock options granted to Dr. Van Voorhees become fully vested. These severance benefits are not available if employment is terminated by us for cause, or if Dr. Van Voorhees terminated his employment without good reason.
We do not have any other material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
We are exposed to interest rate risk primarily due to changes in interest rates for our long-term debt.
As of December 31, 2005, our outstanding debt of $111,978 is comprised primarily of variable rate borrowings under our Credit Facilities and Seller Subordinated Note. The interest rate on these borrowings varies with changes in the LIBOR rate.
We estimate interest rate risk as the potential change in fair value of our debt or earnings resulting from a hypothetical 100 bps adverse change in interest rates. We estimate that a hypothetical increase in the LIBOR rate of 100 bps would have the effect of increasing our fiscal year 2006 estimated interest expense by $86.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

(c)	technological advances and improvements with respect to existing or new competitive products causing a reduction or elimination of demand for Grade I AP and other perchlorates, sodium azide, Halotron, explosives or thrusters, and fine chemicals,

(d)	the ability and desire of purchasers to change existing products or substitute other products for our products based upon perceived quality, environmental effects and pricing, and (e) the fact that perchlorate chemicals, sodium azide, Halotron and our water treatment products have limited applications and highly concentrated customer bases.

(e)	the fact that perchlorate chemicals, sodium azide, Halotron and our water treatment products have limited applications and highly concentrated customer bases.

2.	Our ability to attain sufficient cash liquidity due to adverse operating performance, adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities.

3.	The cost and effects of legal and administrative proceedings, settlements and investigations, particularly those investigations described in Note 8 to our condensed consolidated financial statements, as well as the costs resulting from regulatory and environmental matters that may have a negative impact on sales or costs.

4.	Our ability to profitably integrate, manage and operate new businesses and/or investments competitively and cost effectively (including the recently acquired AFC).

5.	Competitive factors including, but not limited to, our limitations respecting financial resources and our ability to compete against companies with substantially greater resources, significant excess market supply in the sodium azide market and in the perchlorate market, potential patent coverage issues, and the development or penetration of competing new products, particularly in the propulsion, airbag inflation, fire extinguishing and explosives businesses.

6.	Underutilization of our manufacturing facilities resulting in production inefficiencies and increased costs, the inability to recover facility costs, reductions in margins, and impairment issues.

7.	The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies or similar organizations, including, but not limited to, environmental, safety and transportation issues.

8.	Provisions of our Certificate of Incorporation and Bylaws and Series D Preferred Stock, and the dividend of preference stock purchase rights and related Rights Agreement, could have the effect of making it more difficult for potential acquirers to obtain a control position in us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Voting results of matters submitted to a vote of Security Holders at our Annual Meeting of Stockholders held on March 7, 2006 were as follows:
Item No. 1 — Election of Class B Director (through March 2008).

Name	Votes For	Votes Withheld
C. Keith Rooker	4,280,832	2,812,503

Item No. 2 — Election of Class C Directors (through March 2009).

Name	Votes For	Votes Withheld
Fred D. Gibson, Jr.	4,311,343	2,781,992
Berlyn D. Miller	4,981,755	2,111,580
Each of the Nominees received less than 80% of the votes cast. Accordingly, in accordance with the Registrant’s Certificate of Incorporation and Bylaws, they will each remain in office, but must be re-nominated for election by the stockholders at the next Annual Meeting in March 2007.
Item No. 3 — Approval of the adoption of the American Pacific Corporation 2006 Incentive Stock Plan:

Votes For	Against	Abstained
2,024,570	3,198,587	16,202
Item No. 4 — Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2006:

Votes For	Against	Abstained
7,032,529	49,730	11,077
ITEM 5. OTHER INFORMATION — None.
ITEM 6. EXHIBITS

10.1+	Modification #3 to the Thiokol Long Term Pricing Agreement dated April 5, 2006.

10.2	Interim agreement between the Registrant and Dana M. Kelley, as acting Chief Financial Officer dated March 27, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested with respect to certain portions of this document.

*	Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: May 15, 2006	/s/ JOHN R. GIBSON

John R. Gibson
Chief Executive Officer and President

Date: May 15, 2006	/s/ DANA M. KELLEY

Dana M. Kelley
Acting Chief Financial Officer

EXHIBIT INDEX

10.1+	Modification #3 to the Thiokol Long Term Pricing Agreement dated April 5, 2006.

10.2	Interim agreement between the Registrant and Dana M. Kelley, as acting Chief Financial Officer dated March 27, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested with respect to certain portions of this document.

*	Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.