Form 10-Q
period 2006-06-30
AMERICAN PACIFIC CORP
filed 2006-08-04
CIK 350832

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission File Number 1-8137
AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-6490478 (I.R.S. Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300 Las Vegas, NV (Address of principal executive offices)	89169 (Zip Code)
(702) 735-2200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2006 was 7,322,417.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$42,840	$12,580	$99,102	$41,634
Cost of Revenues	30,931	9,517	70,288	28,357

Gross Profit	11,909	3,063	28,814	13,277
Operating Expenses	10,187	5,793	26,468	17,462
Environmental Remediation Charges	—	22,400	2,800	22,400

Operating Income (Loss)	1,722	(25,130)	(454)	(26,585)
Interest and Other Income	55	176	978	433
Interest Expense	3,280	—	7,405	—

Loss from Continuing Operations before Income Tax	(1,503)	(24,954)	(6,881)	(26,152)
Income Tax Benefit	(642)	(9,241)	(2,624)	(9,699)

Loss from Continuing Operations	(861)	(15,713)	(4,257)	(16,453)
Loss from Discontinued Operations, Net of Tax	(192)	(79)	(439)	(236)
Extraordinary Gain, Net of Tax	—	—	—	1,622

Net Loss	$(1,053)	$(15,792)	$(4,696)	$(15,067)

Basic Earnings (Loss) Per Share:
Loss from Continuing Operations	$(0.12)	$(2.15)	$(0.58)	$(2.26)
Loss from Discontinued Operations, Net of Tax	(0.02)	(0.01)	(0.06)	(0.03)
Extraordinary Gain, Net of Tax	—	—	—	0.22

Net Loss	$(0.14)	$(2.16)	$(0.64)	$(2.07)

Diluted Earnings (Loss) Per Share:
Loss from Continuing Operations	$(0.12)	$(2.15)	$(0.58)	$(2.26)
Loss from Discontinued Operations, Net of Tax	(0.02)	(0.01)	(0.06)	(0.03)
Extraordinary Gain, Net of Tax	—	—	—	0.22

Net Loss	$(0.14)	$(2.16)	$(0.64)	$(2.07)

Weighted Average Shares Outstanding:
Basic	7,304,000	7,297,000	7,299,000	7,294,000
Diluted	7,304,000	7,297,000	7,299,000	7,294,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	June 30,	September 30,
	2006	2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$5,189	$37,213
Accounts and Notes Receivable	23,782	12,572
Inventories	35,064	13,818
Prepaid Expenses and Other Assets	4,799	1,365
Deferred Income Taxes	834	834
Assets of Discontinued Operations Held for Sale	10,676	—

Total Current Assets	80,344	65,802
Property, Plant and Equipment, Net	109,432	15,646
Intangible Assets, Net	21,609	9,763
Deferred Income Taxes	19,312	19,312
Other Assets	5,234	4,477

TOTAL ASSETS	$235,931	$115,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,187	$5,231
Accrued Liabilities	5,557	2,786
Employee Related Liabilities	3,296	2,023
Environmental Remediation Reserves	1,750	4,967
Deferred Revenues	3,875	792
Current Portion of Debt	6,614	768
Liabilities of Discontinued Operations Held for Sale	3,582	—

Total Current Liabilities	36,861	16,567
Long-Term Debt	103,420	—
Environmental Remediation Reserves	15,980	15,620
Pension Obligations and Other Long-Term Liabilities	9,169	8,144

Total Liabilities	165,430	40,331

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized, 9,357,287 and 9,331,787 issued	935	932
Capital in Excess of Par Value	86,649	86,187
Retained Earnings	1,510	6,206
Treasury Stock — 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,611)	(1,674)

Total Shareholders’ Equity	70,501	74,669

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,931	$115,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2006	2005

Cash Flows from Operating Activities:
Net Loss from Continuing Operations	$(4,257)	$(16,453)
Adjustments to Reconcile Net Income (Loss) from Continuing
Operations to Net Cash from Operating Activities:
Depreciation and amortization	14,166	4,205
Non-cash interest expense	2,314	—
Share-based compensation	287	—
Deferred income taxes	—	(9,613)
Gain on sale of assets	(610)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,399)	4,424
Inventories	(6,273)	(2,485)
Prepaid expenses	(3,461)	(724)
Accounts payable and accrued liabilities	6,361	750
Deferred revenues	(284)	—
Environmental remediation reserves	(2,857)	22,400
Other	618	354
Discontinued operations, net	482	(425)

Net cash provided by operating activities	1,087	2,433

Cash Flows from Investing Activities:
Acquisition of businesses	(108,462)	(4,468)
Capital expenditures	(13,429)	(1,354)
Proceeds from sale of assets	2,395	—
Discontinued operations, net	(403)	(257)

Net Cash Used in Investing Activities	(119,899)	(6,079)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	—
Payments of long-term debt	(496)	—
Short-term borrowings, net	4,000	—
Debt issuance costs	(1,782)	—
Other	158	163
Discontinued operations, net	(92)	300

Net Cash Provided by Financing Activities	86,788	463

Net Change in Cash and Cash Equivalents	(32,024)	(3,183)
Cash and Cash Equivalents, Beginning of Period	37,213	23,777

Cash and Cash Equivalents, End of Period	$5,189	$20,594

Cash Paid (Refunded) For:
Interest	$5,063	$—
Income taxes	$(440)	$(452)

Non-Cash Transaction:
Issuance of seller subordinated note, net of discount	$19,400	$—
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation: The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005. The operating results and cash flows for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies: A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005.

Principles of Consolidation — Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly owned subsidiaries. In connection with our acquisition of the fine chemicals business (the “AFC Business”) of GenCorp, Inc. (“GenCorp”), through the purchase of substantially all of the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities, we began consolidating our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals (“AFC”) on November 30, 2005 (See Note 2). All significant intercompany accounts have been eliminated.

In addition, we consolidate our 50% interest in the Energetic Systems (“ESI”) joint venture in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which requires companies to consolidate variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity.

In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. The carrying amount of ESI’s assets and liabilities are reported as held for sale as of June 30, 2006. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment (See Note 12).

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results may differ from estimates on which our condensed consolidated financial statements were prepared.

Revenue Recognition — Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize the revenue from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	ACQUISITIONS

AFC Business Acquisition: In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of the AFC Business of GenCorp through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals or AFC. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States.
The estimated total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
EBITDAP Adjustment	(1,000)
Other direct acquisition costs	4,799

Total purchase price	$127,862

Capital Expenditures Adjustment — The capital expenditures adjustment represents net reimbursements to GenCorp for their cash capital investments, as defined in the acquisition agreements, during the period July 2005 through the closing date on November 30, 2005.
Working Capital Adjustment — The working capital adjustment represents a net adjustment to the purchase price based on actual working capital as of the closing date compared to a target working capital amount specified in the acquisition agreements.
EBITDAP Adjustment — The acquisition agreements include a reduction of the purchase price if AFC did not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we received $1,000 from GenCorp.
Subordinated Seller Note — The fair value of the Seller Subordinated Note was determined by discounting the required principal and interest payments at a rate of 15%, which the Company believes is appropriate for instruments with comparable terms.
Direct Acquisition Costs — The Company estimates its total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $4,799.
Earnout Adjustment — In addition to the amounts included in the purchase price above, the purchase price is subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ending September 30, 2006. In addition, if the full Earnout Adjustment becomes payable to GenCorp, the EBITDAP Adjustment will also be returned to GenCorp.
In connection with the AFC Business acquisition, we entered into Credit Facilities and a Seller Subordinated Note, each discussed in Note 7. The total purchase price was funded with net proceeds from the Credit Facilities of $83,218, the Seller Subordinated Note of $25,500 and existing cash.
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

The preliminary allocation of the purchase price is comprised of the following:

Historical book value of Aerojet Fine Chemicals as of November 30, 2005	$93,181
Less liabilities not acquired
Payable to GenCorp	24,916
Cash overdraft	3,761

Adjusted historical book value of Aerojet Fine Chemicals as of November 30, 2005	121,858
Estimated fair value adjustments relating to:
Inventories	774
Prepaid expenses	(20)
Property, plant and equipment	(11,602)
Customer relationships, average life of 5.5 years	13,300
Backlog, average life of 1.5 years	4,800
Prepaid pension asset	(1,248)

$127,862

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$42,840	$24,342	$117,344	$81,278
Loss from continuing operations	(861)	(19,109)	(6,068)	(26,371)
Net Loss	(1,053)	(19,188)	(6,507)	(24,985)

Basic and diluted loss per share:
Loss from continuing operations	(0.12)	(2.62)	(0.83)	(3.62)
Net Loss	(0.14)	(2.63)	(0.89)	(3.43)
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
The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of June 30, 2006, there were 39,000 shares available for grant under the 2001 Plan. This plan was approved by our shareholders.
The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside Directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of June 30, 2006, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our shareholders.
A summary of our outstanding and vested stock option activity for the nine months ended June 30, 2006 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2005	523,500	$7.08	143,750	$3.06
Granted	37,500	4.21	37,500	2.00
Vested	—	—	(36,250)	3.08
Exercised	(25,500)	6.17	—	—
Expired / Cancelled	(20,000)	6.34	(20,000)	2.90

Balance, June 30, 2006	515,500	6.95	125,000	2.76

A summary of our exercisable stock options as of June 30, 2006 is as follows:

Number of vested stock options	390,500
Weighted-average exercise price per share	$7.24
Aggregate intrinsic value	$368
Weighted-average remaining contractual term in years	7.37

We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Nine Months
	June 30,
	2006	2005

Weighted-average grant date fair value per share of options granted	$2.00	$3.74
Significant fair value assuptions:
Expected term in years	4.75	4.50
Expected volatility	50.0%	50.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	4.4%	3.5%
Total intrinsic value of options exercised	$54	$12
Aggregate cash received for option exercises	$158	$23

Total compensation cost (included in operating expenses)	$287	$—
Tax benefit recognized	110	—

Net compensation cost	$177	$—

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$79
Weighted-average years to be recognized	0.3
SFAS No. 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method. Had share-based compensation costs been recorded last year, the effect on our net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Actual	Pro Forma	Actual	Pro Forma

Net loss, as reported	$(1,053)	$(15,792)	$(4,696)	$(15,067)
Pro forma compensation, net of tax		(10)		(72)

Pro forma net loss		$(15,802)		$(15,139)

Basic loss per share:
As reported	$(0.14)	$(2.16)	$(0.64)	$(2.07)
Pro Forma		$(2.17)		$(2.08)

Diluted loss per share
As reported	$(0.14)	$(2.16)	$(0.64)	$(2.07)
Pro forma		$(2.17)		$(2.08)

4.	SELECTED BALANCE SHEET DATA

Inventories: Inventories consist of the following:

	June 30,	September 30,
	2006	2005

Finished goods	$6,114	$2,475
Work-in-process	14,948	2,940
Raw materials and supplies	14,002	8,403

Total	$35,064	$13,818

Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	June 30,	September 30,
	2006	2005

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(32,305)	(29,380)

	6,392	9,317

Customer relationships and backlog	18,100	—
Less accumulated amortization	(3,329)	—

	14,771	—

Pension-related intangible	446	446

Total	$21,609	$9,763

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for both the three months ended June 30, 2006 and 2005 and $2,925 for both the nine months ended June 30, 2006 and 2005.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

In connection with our acquisition of the AFC Business, we acquired intangible assets with preliminary estimated fair values of $13,300 for customer relationships and $4,800 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the three months and nine months ended June 30, 2006 was $1,427 and $3,329, respectively.

5.	COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of adjustments to our minimum pension liabilities and foreign currency translation adjustments. Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Loss	$(1,053)	$(15,792)	$(4,696)	$(15,067)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(93)	23	(52)	52
Minimum pension liability adjustment	—	(188)	—	21

Total other comprehensive income (loss)	(93)	(165)	(52)	73

Comprehensive Loss	$(1,146)	$(15,957)	$(4,748)	$(14,994)

6.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Loss from Continuing Operations	$(861)	$(15,713)	$(4,257)	$(16,453)

Basic:
Weighted average shares	7,304,000	7,297,000	7,299,000	7,294,000

Diluted:
Weighted average shares, basic	7,304,000	7,297,000	7,299,000	7,294,000
Dilutive effect of stock options	—	—	—	—

Weighted average shares, diluted	7,304,000	7,297,000	7,299,000	7,294,000

Basic loss per share from continuing operations	$(0.12)	$(2.15)	$(0.58)	$(2.26)
Diluted loss per share from continuing operations	$(0.12)	$(2.15)	$(0.58)	$(2.26)
As of June 30, 2006, we had 515,500 antidilutive options outstanding. The stock options are antidilutive because we are reporting a loss from continuing operations and the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable and our stock price increases.

7.	DEBT

Our outstanding debt balances consist of the following:

	June 30,	September 30,
	2006	2005

Credit Facilities:
First Lien Term Loan, 9.50%	$64,512	$—
First Lien Revolving Credit, 9.50%	4,000	—
Second Lien Term Loan plus accrued PIK Interest, 14.50%	20,119	—
Subordinated Seller Note plus accrued PIK Interest, 10.04%, Net of Discount	21,371	—
Capital Leases	32	—
ESI Debt — Discontinued Operations	—	768

Total Debt	110,034	768
Less Current Portion	(6,614)	(768)

Total Long-term Debt	$103,420	$—

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

The Second Lien Credit Facility provides for term loans in the aggregate principal amount of $20,000 with all principal and accrued PIK interest due on November 30, 2011. We are required to pay a premium for certain prepayments, if any, of the Second Lien Credit Facility made before November 30, 2008.
The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as payment-in-kind interest (“PIK Interest”) and is added to the then outstanding principal. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees.
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
On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan and $20,000 under the Second Lien Credit Facility. Net proceeds of $83,218, after debt issuance costs of $1,782, were used to fund a portion of the AFC Business acquisition price. Debt issue costs are classified as other assets and are amortized over the term of the Credit Facilities using the interest method.
As of June 30, 2006, we had outstanding borrowings of $4,000 under the First Lien revolving credit line. As of June 30, 2006, we were in compliance with the various covenants contained in the Credit Facilities.
Seller Subordinated Note: In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues PIK Interest at a rate equal to the three—month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid PIK Interest will be due on November 30, 2012.

Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and accrued PIK Interest thereon after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of the Company or any of our Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause the Company to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).
Principal maturities (excluding accrued PIK Interest) for term loans under the Credit Facilities and the Seller Subordinated Note are as follows:

Years ending September 30:
2006	$650
2007	3,250
2008	13,000
2009	6,500
2010	36,075
Thereafter	51,025

Total	$110,500

Letters of Credit: As of June 30, 2006, we had $2,048 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Interest Rate Swap Agreements: In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $42,256 at June 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense. As of June 30, 2006, the swap agreements do not qualify for hedge accounting treatment. We record an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at June 30, 2006 was $11.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Review of Perchlorate Toxicity by EPA —

Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the Environmental Protection Agency (“EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 — 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
Perchlorate Remediation Project in Henderson, Nevada —
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
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a Work Plan to NDEP for the construction of a Leading Edge Remediation Facility (“Athens System”) near the Ampac Henderson Site. The conditional approval of the Work Plan by NDEP in our third quarter of fiscal

2005 allowed us to generate estimated costs for the installation and operation of the Leading Edge and Source Remediation Facilities that will address perchlorate from the Ampac Henderson Site. We commenced construction of the Athens System in July, 2005. In June 2006, we began operations of an interim Athens System that is, as of July 2006, reducing perchlorate concentrations in system extracted groundwater in Henderson.
Henderson Site Environmental Remediation Reserve —
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and expect to complete the permanent facility of this phase by or soon after the end of fiscal 2006. During our fiscal 2006 second quarter, we increased our total cost estimate for the construction phase by $2,800 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
A summary of our environmental reserve activity for the nine months ended June 30, 2006 is shown below:

Balance, September 30, 2005	$20,587
Additions or adjustments	2,800
Expenditures	(5,657)

Balance, June 30, 2006	$17,730

DTSC Matters —
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

Other AFC Environmental Matters —

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

Employment Matters:

Effective March 25, 2006, the employment of Dr. Seth Van Voorhees, as our Chief Financial Officer, Vice President and Treasurer, terminated. Dr. Van Voorhees was employed by us pursuant to an employment agreement dated December 1, 2005. Under the employment agreement, if we terminate Dr. Van Voorhees without cause or if Dr. Van Voorhees terminates his employment for good reason, Dr. Van Voorhees is entitled to receive severance payments in the form of salary continuation for three years. In addition, all unvested stock options granted to Dr. Van Voorhees become fully vested. These severance benefits are not available to him if employment is terminated by us for cause, or if Dr. Van Voorhees terminated his employment without good reason. We expect that the terms of Dr. Van Voorhees’ departure will be settled through arbitration proceedings as provided by his contract.

Other Matters:

We are from time to time involved in other claims or lawsuits. We believe that current claims or lawsuits against us, individually and in the aggregate, will not have a material adverse effect on our financial condition, cash flows or results of operations.

9.	SEGMENT INFORMATION

We report our business in four operating segments: Specialty Chemicals, Fine Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest are not allocated to segment operating results.

During fiscal 2006, , we revised our method to measure segment operating results to a method management believes is a more meaningful measure of segment performance. Effective January 1, 2006, general corporate expenses are not allocated to our operating segments. Effective April 1,

2006, environmental remediation charges are not charged to our operating segments. Prior to the effective dates, we had included an allocation of corporate expenses to our operating segments and environmental remediation charges were allocated to our Specialty Chemicals segment. All periods presented have been reclassified to reflect our current method to measure segment operating results.
Specialty Chemicals: Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing and historically used principally in the inflation of certain automotive airbag systems, and (iii) Halotron®, clean gas fire extinguishing agents designed to replace halons.
In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI, which manufactures and distributes packaged explosives, was formerly reported within our Specialty Chemicals operating segment (See Note 12).
One perchlorates customer accounted for 16% and 18% of our consolidated revenues for the three months and nine months ended June 30, 2006, and 45% and 39% of our consolidated revenues for the three months and nine months ended June 30, 2005, respectively.
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
We had one Fine Chemicals customer that accounted for 32% and 28% of our consolidated revenues during the three months and nine months ended June 30, 2006, respectively. An additional Fine Chemicals customer accounted for 13% of our consolidated revenues for the three months ended June 30, 2006.
Aerospace Equipment: On October 1, 2004, we created a new operating segment, Aerospace Equipment, to report the financial performance of our ISP business (see Note 2). The ISP business manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.
Other Businesses: Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. As of our fiscal year 2005, we had completed all planned sales of our improved land in the Gibson Business Park (near Las Vegas, Nevada) and we do not anticipate significant real estate sales activity in future financial reporting periods.

The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Specialty Chemicals	$11,098	$9,309	$32,282	$28,330
Fine Chemicals	25,889	—	49,992	—
Aerospace Equipment	5,232	2,842	13,366	8,721
Other Businesses	621	429	3,462	4,583

Total Revenues	$42,840	$12,580	$99,102	$41,634

Segment Operating Income (Loss):
Specialty Chemicals	$1,983	$890	$8,935	$3,996
Fine Chemicals	3,758	—	4,434	—
Aerospace Equipment	445	(104)	764	(352)
Other Businesses	(456)	(40)	215	3,013

Total Segment Operating Income	5,730	746	14,348	6,657
Corporate Expenses	(4,008)	(3,476)	(12,002)	(10,842)
Environmental Remediation Charges	—	(22,400)	(2,800)	(22,400)
Interest and Other Income (Expense), Net	(3,225)	176	(6,427)	433

Loss from Continuing Operations before Tax	$(1,503)	$(24,954)	$(6,881)	$(26,152)

Depreciation and Amortization:
Specialty Chemicals	$1,287	$1,277	$3,849	$3,799
Fine Chemicals	4,486	—	9,834	—
Aerospace Equipment	19	6	54	6
Other Businesses	3	3	9	9
Corporate	139	132	420	391

Total Depreciation and Amortization	$5,934	$1,418	$14,166	$4,205

10.	INTEREST AND OTHER INCOME

Interest and other income consist of the following:

	Three Months Ended		Nine Months
	June 30,		June 30,
	2006	2005	2006	2005

Interest income	$74	$176	$369	$433
Gain on sale of Hughes Parkway	—	—	580	—
Other	(19)	—	29	—

	$55	$176	$978	$433

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

11.	DEFINED BENEFIT PLANS
Net periodic pension cost related to our defined benefit pension plans consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Defined Benefit Pension Plan:
Service Cost	$268	$268	$804	$804
Interest Cost	413	413	1,240	1,240
Expected Return on Plan Assets	(341)	(341)	(1,023)	(1,023)
Recognized Actuarial Losses	15	15	43	43
Amortization of Prior Service Costs	116	116	348	348

Net Periodic Pension Cost	$471	$471	$1,412	$1,412

Supplemental Executive Retirement Plan:
Service Cost	$—	$—	$—	$—
Interest Cost	37	37	111	111
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	11	11	32	32
Amortization of Prior Service Costs	7	7	23	23

Net Periodic Pension Cost	$55	$55	$166	$166

For the nine months ended June 30, 2006, we contributed $1,356 to the Defined Benefit Pension Plan to fund benefit payments and anticipate making approximately $479 in additional contributions through September 30, 2006. For the nine months ended June 30, 2006, we contributed $95 to the Supplemental Executive Retirement Plan to fund benefit payments and anticipate making approximately $31 in additional contributions through September 30, 2006.
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

12.	ASSETS AND LIABILITIED HELD FOR SALE — DISCONTINUED OPERATIONS
In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We expect the plan of sale to be completed within one year. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment.
Summarized financial information for ESI is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$3,173	$3,721	$9,952	$11,434

Loss before income tax	$(315)	$(113)	$(720)	$(338)
Benefit for income tax	(123)	(34)	(281)	(102)

Loss from discontinued operations, net	$(192)	$(79)	$(439)	$(236)

The carrying amount of ESI’s assets and liabilities, which are reported as held for sale as of June 30, 2006, are comprised of the following:

June 30,
2006
Accounts receivable	$1,496
Inventories	1,420
Property, plant and equipment, net	7,576
Other	184

Total assets held for sale	$10,676

Accounts payable and accrued liabilities	$2,906
Debt	676

Total liabilities held for sale	$3,582

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
Specialty Chemicals: Our Specialty Chemicals segment is principally engaged in the production of Grade I ammonium perchlorate (“AP”) for aerospace and defense industries. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing and historically the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.
We also hold a 50% ownership stake in Energetic Systems (“ESI”), an entity we consolidate under FIN 46(R) that manufactures and distributes commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment.
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
The following table reflects the revenue contribution percentage from our major product lines from continuing operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Specialty Chemicals:
Perchlorates	22%	63%	28%	58%
Sodium Azide	2%	4%	2%	4%
Halotron	2%	7%	3%	6%

Total Specialty Chemicals	26%	74%	33%	68%

Fine Chemicals	60%	0%	50%	0%

Aerospace Equipment	12%	22%	13%	21%

Other Businesses:
Real Estate	0%	1%	1%	8%
Water Treatment Equipment	2%	3%	3%	3%

Total Other Businesses	2%	4%	4%	11%

Total Revenues	100%	100%	100%	100%

Specialty Chemicals Segment
Perchlorate Chemicals —
Perchlorate chemicals account for a major portion of the Specialty Chemicals segment revenues. In general, demand for Grade I AP is driven by a relatively small number of Department of Defense (“DOD”) and National Aeronautics and Space Administration (“NASA”) contractors.
Grade I AP Customer Contracts:
We entered into an agreement (“Thiokol Agreement”) with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP through the year 2008. The Thiokol Agreement, as amended, provides that during its term we will maintain ready and qualified capacity and Thiokol will make all of its AP purchases from us, subject to certain conditions. The agreement established a pricing matrix under which Grade I AP unit prices varied inversely with the quantity of Grade I AP sold by us annually to all of our customers between 8 million and 28 million pounds per year.
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
Based on these expectations of lower volumes and certain other factors, we began discussions with Alliant to determine fair and reasonable pricing for volumes less than those that were provided in the existing Thiokol Agreement. Effective April 5, 2006, we entered into Modification #3 to the Thiokol Agreement (the “Amendment”). The Amendment extends the term of the Thiokol Agreement from 2008 to 2013, establishes AP pricing at annual volumes of AP ranging from 3 million to 20 million pounds, and indicates certain circumstances under which the parties may terminate the contract. Under the Amendment, Grade I AP unit prices continue to vary inversely with the quantity of Grade I AP sold by us annually to all of our customers between 3 million and 20 million pounds per year. Additionally, prices escalate each year for all volumes covered under the Amendment.
Grade I AP Sales Volume:
Since the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003 further reduced sales volume of our Grade I AP products. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory of Space Shuttle Grade I AP increased.
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
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that may likely stimulate the demand for Grade I AP. As a consequence of the new space initiatives discussed above, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet, the development of the new crew launch vehicle (“CLV”) and the number of CLV launches, and the development and testing of the new heavy launch vehicle (“HLV”) used to transport materials and supplies to the ISS and the Moon, and the number of HLV launches.
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
Sodium Azide —
Worldwide demand for sodium azide has declined considerably over the last several years due to decreased uses in its historically highest use category as a gas generator component for automotive airbags. Currently, worldwide demand for sodium azide is substantially less than worldwide supply. Based principally upon market information received from airbag inflator manufacturers, we expect sodium azide use to continue to decline significantly and that inflators using sodium azide will be phased out over a period of approximately three to five years. Sodium azide is also used in a variety of pharmaceutical applications and we sell into those markets.
For the last several years, we have been involved in the experimental development of azide-based pest management products as a replacement product for methyl bromide (“SEP 100”). SEP 100 has undergone extensive field trials on a variety of applications, including turf, cut flowers, and food crops and is currently under review by the U.S. Environmental Protection Agency. Test results to date have been positive, indicating that SEP 100 is as effective, or in certain circumstances, more effective than methyl bromide in certain pre-plant applications. However, there are no assurances regarding EPA or other regulatory approval or market acceptance of the products.
In June 2006, we entered into joint venture, license and supply agreements (collectively, the “Gowan Agreements”) with Gowan Company, LLC. The Gowan Agreements provide for:
•	The licensing to Gowan of our rights to intellectual property regarding azide-based pest management products, including the trademark SEPTM 100,

•	Joint investment and efforts to further develop and obtain regulatory registration of azide-based pest management products,

•	Our supply of the products to Gowan, and

•	Gowan’s exclusive marketing and sales of the products worldwide.
We believe that azide-based pest management products present a strategic long-term opportunity to diversify the commercial uses of our azide products. Through our Gowan Agreements, we will continue to invest in further development, regulatory approval and marketing of these products over the next several years.
Halotron ® Fire Extinguishing Agents —
Halotron is a series of clean fire extinguishing agents that were originally designed to replace halon-based fire extinguishing systems. Most of our Halotron related sales were made to U.S. based fire extinguisher manufacturers who continue to comprise the vast majority of demand for Halotron. Total demand for Halotron depends upon a number of factors including the willingness of commercial, government, and military consumers to spend more on a clean agent than for conventional, cheaper fire extinguishing agents that do not offer the advantages of a clean agent. The effect of competing products, as well as existing and potential governmental regulations also affects demand for Halotron products. Four of the five major U.S. fire extinguisher manufacturers, in addition to approximately 10 non-U.S. manufacturers, sell products containing Halotron manufactured by us.
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
Energetic Chemistry — Energetic chemistry offers a clean, high yield process to target compounds, which is increasingly important as purity specifications of pharmaceutical products become more stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to the platforms of AFC; the use of energetic chemistry is increasing at AFC. Safe operation of an energetic chemicals plant requires a great deal of expertise. AFC is one of a few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase of HIV-related and influenza-combating drugs.

High Potency Compounds — We believe that high potency compounds are a growing segment of the pharmaceutical fine chemicals industry. High potency compounds are toxic by nature, thus extremely hazardous to handle and produce. The manufacture of high potency compounds requires high containment manufacturing facilities and a high-degree of expertise to ensure safe, quality production. AFC has the expertise to design processes and facilities to minimize and control potential exposure. The most common high potency compounds are used for oncology (i.e. anti-cancer). We believe that there are numerous anti-cancer drugs in the development pipeline and most utilize high potency compounds.
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
Chiral Compounds — Many chemicals used as pharmaceuticals are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other. The different enantiomers can have very different properties, including efficacy as a drug substance. As a result, the FDA is requesting pharmaceutical companies to identify and separate the enantiomers of a new drug and study their biological activities through separate clinical trials. If they are found to be different and especially if one is causing side effects, then the FDA may request that the desired enantiomer be chirally pure (i.e. separated from its counterpart). To achieve this chiral purity several techniques are available. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced using asymmetric synthesis.
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
Aerospace Equipment Segment
ISP is the sole contributor to the Aerospace Equipment segment. ISP manufactures in-space propulsion thrusters and systems that are either monopropellant or bipropellant based products. Monopropellant thrusters utilize a single liquid fuel source (typically hydrazine), whereas bipropellant thrusters use a combination of a liquid fuel (typically monomethylhydrazine) and an oxidizer.
The selection of a propulsion system is based on the satellite’s or spacecraft’s mission and encompasses a variety of factors, including (i) type of mission, (ii) length of mission, (iii) type of orbit, (iv) weight of vehicle, (v) type of launch vehicle, and (vi) price. ISP supplies both government and commercial satellite customers. Sales to these customers are usually awarded based on product performance, pricing, and reliability.
The market for ISP products is expected to grow over the next several years. Government funding for defense, earth observation and space-systems satellites is stable, but continued budget pressure will stretch the timing of some of these programs. Funding for missile defense programs is expected to remain high and ISP has entered the market with their Low Cost Kill Vehicle program. The commercial satellite industry is expecting steady growth as a result of demand from broadband, HDTV and communications applications with ISP placed strategically with all key primes. With advanced products hitting the market ISP is capturing additional market share.
Other Businesses Segment
The Other Businesses segment includes our water treatment equipment business and real estate operations.
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
Raw Materials and Manufacturing Costs
The principal elements comprising our cost of sales are raw materials, component parts, electric power, direct labor, manufacturing overhead (purchasing, receiving, inspection, warehousing, and facilities), depreciation and amortization. The major raw materials used in our production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Our operations consume a significant amount of power (electricity and natural gas); the pricing of these power costs can be volatile. Significant increases in the cost of raw materials or component parts may have an adverse impact on margins if we are unable to pass along such increases to our customers.
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
Profitability
Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
•	as discussed in Note 8 to our consolidated financial statements, we may incur material legal and other costs associated with environmental remediation, litigation and other contingencies;

•	the volume and timing of sales in the future is uncertain;

•	the results of periodic reviews for impairments of long-lived assets;

•	and the ability to pass on increases in raw material costs to our customers.

RESULTS OF OPERATIONS
Revenues

	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$11,098	$9,309	$1,789	19%
Fine Chemicals	25,889	—	25,889	—
Aerospace Equipment	5,232	2,842	2,390	84%
Other Businesses	621	429	192	45%

Total Revenues	$42,840	$12,580	$30,260	241%

Nine Months Ended:
Specialty Chemicals	$32,282	$28,330	$3,952	14%
Fine Chemicals	49,992	—	49,992	—
Aerospace Equipment	13,366	8,721	4,645	53%
Other Businesses	3,462	4,583	(1,121)	(24%)

Total Revenues	$99,102	$41,634	$57,468	138%

The overall increase in revenues reflects:
•	Specialty Chemicals revenues are comprised primarily of sales of perchlorate products, which increased during the fiscal 2006 periods due to the effect of higher pricing at lower sales volumes. Perchlorate sales tend to vary significantly in any given quarter based on the timing of orders and shipments to customers.

•	An increase due to the inclusion of our newly-acquired AFC Business.

•	An increase in Aerospace Equipment segment revenues. Our Aerospace Equipment segment ended fiscal 2005 with a strong backlog at its domestic location and continues to have strong commercial and government new order bookings in fiscal 2006. This has resulted in greater production and revenue levels during fiscal 2006.

•	A decrease in revenues from our Other Businesses segment. The fiscal 2005 nine-month period include significant revenues from the sale of real estate. Our sales of real estate were substantially complete in fiscal 2005.
Cost of Revenues and Gross Margin

	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Revenues	$42,840	$12,580	$30,260	241%
Cost of Revenues	30,931	9,517	21,414	225%

Gross Margin	11,909	3,063	8,846	289%
Gross Margin Percentage	28%	24%

Nine Months Ended:
Revenues	$99,102	$41,634	$57,468	138%
Cost of Revenues	70,288	28,357	41,931	148%

Gross Margin	28,814	13,277	15,537	117%
Gross Margin Percentage	29%	32%
Cost of sales increased during the three months and nine months ended June 30, 2006 primarily due to the related increases in sales. Gross margin percentage was 29% for the nine months ended June 30, 2006 compared to 32% for the prior fiscal year period. The following factors effected our consolidated gross margin comparisons:

•	Gross margin percentage for Specialty Chemicals and Aerospace Equipment improved in fiscal 2006 compared to the prior year periods primarily due to higher pricing of Specialty Chemical products and better manufacturing overhead absorption for Aerospace Equipment.

•	While AFC contributes significant gross margin dollars, its gross margin percentage is less than that of Specialty Chemicals. The effect of including AFC in fiscal 2006 is a reduction in the consolidated gross margin percentage.

•	Gross margin from Other Businesses declined in fiscal 2006. The fiscal 2005 nine-month period includes a significant real estate sale which contributed approximately 5 margin points to the prior year consolidated gross margin percentage.
Operating Expenses

	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Operating Expenses	$10,187	$5,793	$4,394	76%
Percentage of Revenues	24%	46%

Nine Months Ended:
Operating Expenses	$26,468	$17,462	$9,006	52%
Percentage of Revenues	27%	42%
Total operating expenses for the three months and nine months ended June 30, 2006 increased compared to the prior year periods. The increase is primarily due to the addition of our Fine Chemicals segment. In addition, corporate expenses increased due to higher insurance, legal fees and consulting expenses, and Aerospace Equipment operating expenses increased due to its volume increases. Specialty Chemicals operating expenses decreased due to a reduction in environmental related expenses incurred in fiscal 2005 prior to the commencement of our remediation project.
Environmental Remediation Charge
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost included an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005 and expect to complete this phase by or soon after the end of fiscal 2006. Since the inception of the project and through June 30, 2006, we incurred construction costs of approximately $7,470. During our fiscal 2006 second quarter, we increased our total cost estimate for the construction phase by $2,800 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We made no adjustments to our remediation estimates during our fiscal 2006 third quarter. These estimates are based on information currently available to us and may be subject to material adjustments upward or downward in future periods as new facts or circumstances may indicate.

Segment Operating Profit (Loss)

	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$1,983	$890	$1,093	123%
Fine Chemicals	3,758	—	3,758	—
Aerospace Equipment	445	(104)	549	(528%)
Other Businesses	(456)	(40)	(416)	1,040%

Segment Operating Profit	5,730	746	4,984	668%
Corporate Expenses	(4,008)	(3,476)	(532)	15%
Environmental Remediation Charges	—	(22,400)	22,400	(100%)

Operating Income (Loss)	$1,722	$(25,130)	$26,852	(107%)

Nine Months Ended:
Specialty Chemicals	$8,935	$3,996	$4,939	124%
Fine Chemicals	4,434	—	4,434	—
Aerospace Equipment	764	(352)	1,116	(317%)
Other Businesses	215	3,013	(2,798)	(93%)

Segment Operating Profit	14,348	6,657	7,691	116%
Corporate Expenses	(12,002)	(10,842)	(1,160)	11%
Environmental Remediation Charges	(2,800)	(22,400)	19,600	(88%)

Operating Income (Loss)	$(454)	$(26,585)	$26,131	(98%)

Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.
The improvement in Specialty Chemicals operating profit for the fiscal 2006 periods reflects:
•	Higher gross margins for our perchlorate products due to (i) price increases, (ii) better absorption of fixed production costs at higher volumes, and (iii) reduced operating expenses.

•	A decease in operating losses generated by our azide products, and

•	Consistent, yet nominal operating income from our Halotron products.
Aerospace Equipment operating profit improved primarily due to better absorption of fixed manufacturing costs at higher revenue levels.
The decline in Other Businesses operating profit is due to real estate sales in the fiscal 2005 periods which did not recur in the fiscal 2006 periods.
The increase in corporate expenses in the fiscal 2006 periods is primarily due to higher insurance costs. In addition, the fiscal 2006 period includes higher legal and consulting fees related to our AFC integration and negotiations regarding the amendment to our Grade I AP pricing agreement.
Interest and Other Income/Interest Expense

	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Interest and Other Income	$55	$176	$(121)	(69%)
Interest Expense	$3,280	$—	$3,280	0%

Nine Months Ended:
Interest and Other Income	$978	$433	$545	126%
Interest Expense	$7,405	$—	$7,405	0%
Interest and other income for the nine months ended June 30, 2006, includes a gain of $580 related to the sale of our interest in a real estate partnership. This transaction is discussed in more detail in Note 10 to our condensed consolidated financial statements.

Interest expense increased due to the debt we incurred in connection with our acquisition of the AFC Business. See discussion of the Credit Facilities and Seller Subordinated Note under the heading Capital and Liquidity below.
Income Taxes
Our effective tax rates for the three months and nine months ended June 30, 2006 were 42.7% and 38.1%, respectively. Our effective tax rate was 37.0% for both the three and nine months ended June 30, 2005. Our effective annual tax rate for fiscal 2006 reflects higher state income taxes associated with our newly-acquired, California-based AFC operations, offset by the effect of items that are not deductible for tax purposes and adjustments recorded in the third quarter of fiscal 2006 to true-up estimates of federal income tax for the prior year. Our estimated effective tax rate could fluctuate in future periods based on the significance of our permanent items to total estimated taxable income.
Discontinued Operations
In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We expect the plan of sale to be completed within one year. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment.
Summarized financial information for ESI is as follows:

	Fiscal Year Ending September 30, 2006			Fiscal Year Ending September 30, 2005
	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$2,632	$4,147	$3,173	$3,554	$4,159	$3,721	$4,100

Income (Loss) before tax	$(844)	$439	$(315)	$(317)	$92	$(113)	$(670)
Benefit for income tax	(329)	171	(123)	(96)	28	(34)	(204)

Discontinued operations, net	$(515)	$268	$(192)	$(221)	$64	$(79)	$(466)

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

Sales and Revenue Recognition
Revenue Recognition — Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize the revenue from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Activities: Significant components of cash flow from operations include:

	Nine Months Ended
	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Loss from continuing operations	$(4,257)	$(16,453)	$12,196	(74%)
Depreciation and amortization	14,166	4,205	9,961	237%
Stock based compensation	287	—	287	—
Non-cash interest expense	2,314	—	2,314	—
Additions to remediation reserves	2,800	22,400	(19,600)	(88%)
Expenditures for remediation	(5,657)	—	(5,657)	—
Deferred income taxes	—	(9,613)	9,613	(100%)
Changes in Operating Assets and Liabilities:
Accounts receivable	(5,399)	4,424	(9,823)	(222%)
Inventories	(6,273)	(2,485)	(3,788)	152%
Prepaid expenses	(3,461)	(724)	(2,737)	378%
Accounts payable and accrued expenses	6,361	750	5,611	748%
Discontinued operations, net	482	(425)	907	(213%)
Other	(276)	354	(630)	(178%)

Cash Flow Provided (Used) in Operating Activities	$1,087	$2,433	$(1,346)	(55%)

Significant changes in non-cash items in loss from continuing operations include:
•	An increase in depreciation and amortization due to our acquisition of AFC.

•	Non-cash interest expense which includes accrued payment-in-kind interest under our Second Lien Credit Facility and Seller Subordinated Note and amortization of debt issue costs.
Significant items that reduce cash flow from operations include:
•	Reserves for our Henderson remediation project were initially established in June 2005. At that time the project had not commenced and no amounts had been spent against the reserve balance. Conversely, in fiscal 2006 to date, we have spent $5,657, primarily for the construction phase of the project.

•	Our accounts receivable have increased. These balances fluctuate based primarily on the timing of shipments of our Specialty Chemicals and Fine Chemical products. In addition, ISP accounts receivable balances fluctuate due to the timing of revenue recognized under the percentage-of-completion method verses when amounts become billable and are collected under the related contracts. We do not grant significant extended payment terms and we have no material balances that have aged significantly past their due dates. Fiscal 2005 began with higher Specialty Chemical accounts receivable balances. The amounts were collected in fiscal 2005, resulting in cash provided by accounts receivable. Conversely, fiscal 2006 began with relatively low Specialty Chemical accounts receivable balances. Cash used for accounts receivable in fiscal 2006 is due primarily to the increase in AFC accounts receivable subsequent to its acquisition. AFC accounts receivable balance was higher due to increases in its business volume and the timing of certain customer balances which were collected after the quarter ended.

•	Inventory balances have increased primarily for AFC. Inventory balances normally fluctuate at AFC based on the product mix in production, or expected to be in production, at any given point in time.

•	Cash used for prepaid expenses has increased in the current year primarily due to an increase in the benefit recorded for income taxes.

•	Cash provided by accounts payable and accrued expenses relates primarily to increases in AFC accounts payable subsequent to its acquisition date.
Investing Activities: Significant components of cash flow from investing activities include:

	Nine Months Ended
	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Acquisition of businesses	$(108,462)	$(4,468)	$(103,994)	2,328%
Capital expenditures	(13,429)	(1,354)	(12,075)	892%
Proceeds from sale of assets	2,395	—	2,395	—
Discontinued operations, net	(403)	(257)	(146)	57%

Cash Flow Used in Investing Activities	$(119,899)	$(6,079)	$(113,820)	1,872%

Cash used for acquisitions during the fiscal 2006 period relates to the acquisition of the AFC Business on November 30, 2005. The total cash of $108,462 was provided by net proceeds from debt issuances of $83,218 and existing cash balances. See Note 2 to the condensed consolidated financial statements for a more detail discussion. Cash used for acquisitions in the first quarter of fiscal 2005 relates to our acquisition of our Aerospace Equipment segment.
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
Financing Activities: Significant components of cash flow from financing activities include:

	Nine Months Ended
	June 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Proceeds from the issuance of long-term debt	$85,000	$—	$85,000	—
Payments of long-term debt	(496)	—	(496)	—
Short-term borrowings, net	4,000	—	4,000	—
Debt issue costs	(1,782)	—	(1,782)	—
Other	158	163	(5)	(3%)
Discontinued operations, net	(92)	300	(392)	(131%)

Cash Flow Provided by Financing Activities	$86,788	$463	$86,325	18,645%

Financing activities during the nine months ended June 30, 2006 relate to our new Credit Facilities. See discussion below.
Liquidity and Capital Resources
As of June 30, 2006, we had cash of $5,189. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $6,000 as of June 30, 2006. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products.
The timing of our cash outflows is affected by payments and expenses related to the manufacture of our products, capital projects, interest on our debt obligations and environmental remediation or other contingencies discussed in Note 8 to our condensed consolidated financial statements, which may place demands on our short-term liquidity. As a result of the litigation and contingencies, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not recovered by insurance, they would adversely affect our liquidity.
We currently believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations.
In connection with our acquisition of the AFC Business, discussed in Note 2 to our condensed consolidated financial statements, we incurred substantial debt including a $65,000 First Lien Term Loan, a $20,000 Second Lien Term Loan, and a $25,500 Seller Subordinated Note, each discussed below. Our acquisition of the AFC Business was funded with net proceeds from the Credit Facilities of $83,218 (after debt issuance costs), the Seller Subordinated Note of $25,500 and existing cash.
As of June 30, 2006, we had borrowed $4,000 against our revolving credit facility.
In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We expect the plan of sale to be completed within one year. Operating cash flows of ESI are not material to our consolidated liquidity.
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
The Second Lien Credit Facility provides for term loans in the aggregate principal amount of $20,000 with a principal and accrued interest due on November 30, 2011. We are required to pay a premium for certain prepayments, if any, of the Second Lien Credit Facility made before November 30, 2008.
The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as payment-in-kind interest. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees.
On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan at an annual interest rate of 8.42% and $20,000 under the Second Lien Credit Facility at an annual interest rate of 13.42%. Net proceeds of $83,218, after debt issuance costs of $1,782, were used to fund a portion of the AFC Business acquisition price.

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
Financial covenants under the Credit Facilities include quarterly requirements for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated. As of June 30, 2006, we were in compliance with the various covenants contained in the Credit Facilities.
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
Interest Rate Swap Agreements
In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $42,256 at June 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We record an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at June 30, 2006 was $11.
Environmental Remediation — Henderson Site
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost included an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005 and expect to complete this phase by or soon after the end of fiscal 2006. Since the inception of the project and through June 30, 2006, we incurred construction costs of approximately $7,470. During our fiscal 2006 second quarter, we increased our total cost estimate for the construction phase by $2,800 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We made no adjustment to our remediation estimates during our fiscal 2006 third quarter. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. Changes in this estimate could be material to our results of operations in any given period.
For the remainder of fiscal 2006, we expect to use cash provided by operations to fund approximately $1,200 for the remaining construction phase of our remediation project. Once the project moves to its operating and maintenance phase, cash usage should decline to approximately $800 annually for the next several years.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual commitments are comprised primarily of long term debt (including the Credit Facilities and Seller Subordinated Note) and the related interest payments, operating leases, environmental remediation obligations, and pension obligations. In addition to these obligations, we have contingent obligations for letters of credits we issue related to the performance of our products, and severance that may become payable under certain employment agreements. As of June 30, 2006, we had outstanding borrowings of $4,000 under our revolving credit facility, which is classified as current debt on our balance sheet. With the exception of this borrowing, our contractual commitments have not changed materially from the amounts disclosed in our annual report on Form 10-K for the year ended September 30, 2005.
We use derivative financial instruments, specifically interest rate swap agreements, to manage our exposure to changes in interest rates. Under the terms of our interest rate swap agreements, which have an aggregate notional amount of $42,256 at June 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR.
Effective March 25, 2006, the employment of Dr. Seth Van Voorhees, as our Chief Financial Officer, Vice President and Treasurer, terminated. Dr. Van Voorhees was employed by us pursuant to an employment agreement dated December 1, 2005. Under the employment agreement, if we terminate Dr. Van Voorhees without cause or if Dr. Van Voorhees terminates his employment for good reason, Dr. Van

Voorhees is entitled to receive severance payments in the form of salary continuation for three years. In addition, all unvested stock options granted to Dr. Van Voorhees become fully vested. These severance benefits are not available to him if employment is terminated by us for cause, or if Dr. Van Voorhees terminated his employment without good reason. We expect that the terms of Dr. Van Voorhees’ departure will be settled through arbitration proceedings as provided by his contract.
We do not have any other material off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
We are exposed to interest rate risk primarily due to changes in interest rates for our variable-rate long-term debt. We manage a portion of our exposure to changes in interest rates through the use of interest rate swap agreements.
As of June 30, 2006, our outstanding debt of $110,034 is comprised primarily of variable rate borrowings under our Credit Facilities and Seller Subordinated Note. The interest rate on these borrowings varies with changes in the LIBOR rate.
We estimate interest rate risk as the potential change in fair value of our debt or earnings resulting from a hypothetical 100 bps adverse change in interest rates. We estimate that a hypothetical increase in the LIBOR rate of 100 bps would have the effect of increasing our estimated annual interest expense by $1,100, excluding the effect of our interest rate swap agreements.
In addition, we have two interest rate swap agreements that expire in June 2008. Under the terms of the swap agreements, which have an aggregate notional amount of $42,256 at June 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is an adjustment to our interest expense. The aggregate fair value of the swap agreements at June 30, 2006 was $11.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.
ITEM 5. OTHER INFORMATION
On May 25, 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $42,256 at June 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense.
ITEM 6. EXHIBITS
10.1	Master International Swaps and Derivatives Association (“ISDA”) Agreement, between the Registrant and Bank of America, N.A.

10.2	Schedule No. 1 to Master ISDA Agreement, between the Registrant and Bank of America, N.A.

10.3	Schedule No. 2 to Master ISDA Agreement, between the Registrant and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: August 4, 2006	/s/ JOHN R. GIBSON

John R. Gibson
Chief Executive Officer and President

Date: August 4, 2006	/s/ DANA M. KELLEY

Dana M. Kelley
Acting Chief Financial Officer