Form 10-K
period 2006-09-30
AMERICAN PACIFIC CORP
filed 2007-01-10
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006
Commission File Number 001-08137

AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3770 Howard Hughes Parkway, Suite 300, Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)

(702) 735-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock ($.10 par value)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). ☐ Yes     ☑ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ Large accelerate filer ☐  Accelerated filer ☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2006, was approximately $62 million. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock, $.10 par value, outstanding as of December 31, 2006, was 7,324,171.

DOCUMENTS INCORPORATED BY REFERENCE
Part III Hereof

Definitive Proxy Statement for 2006 Annual Meeting of Stockholders to be filed not later than January 26, 2007.

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

Item 1. Business (Dollars in Thousands)

Our Company

We manufacture specialty and fine chemicals, as well as propulsion products sold to defense, aerospace and pharmaceutical end markets. Our products provide access to, and movement in, space via solid fuel and propulsion thrusters and represent the key active ingredient in drug applications such as HIV, epilepsy and cancer. We also produce specialty chemicals utilized in various applications such as agricultural and pesticide products and fire extinguishing systems, as well as manufacture water treatment equipment. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long standing strategic customer relationships. We generally sell our products through long-term contracts where we are usually the sole source or dual source supplier. For our fiscal year ended September 30, 2006, we generated revenue of approximately $142,000.

We are the exclusive North American provider of Grade I ammonium perchlorate (“AP”), which is the most commonly used oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions over the last two fiscal years. Each of these acquisitions provided long-term customer relationships with sole and dual source contracts as well as provided us a leadership position in a growing market. On October 1, 2004 we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”), which is one of only two manufacturers of in-space propulsion systems and propellant tanks in North America. On November 30, 2005, we acquired GenCorp, Inc.’s fine chemical business (the “AFC Business”), which is a leading manufacturer of certain active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies. Both of these acquisitions have been substantially integrated.

Our Business Segments

Our operations are comprised of four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2006	2005	2004

Specialty Chemicals:
Perchlorates	28%	65%	85%
Sodium azide	2%	3%	6%
Halotron	3%	6%	5%

Total specialty chemicals	33%	74%	96%

Fine Chemicals	52%	0%	0%

Aerospace Equipment	12%	18%	0%

Other Businesses:
Real estate	1%	5%	1%
Water treatment equipment	2%	3%	3%

Total other businesses	3%	8%	4%

Total revenues	100%	100%	100%

Please see discussions in Note 12 to our consolidated financial statements attached to this Annual Report on Form 10-K for a discussion on financial information on our segments and financial information about geographic areas for the past three fiscal years.

Specialty Chemicals:  Our Specialty Chemicals business segment is principally engaged in the production of AP which is a type of Perchlorates. Perchlorates represented in excess of 80% of the segment’s revenues for fiscal year 2006. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing and historically the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.

We have supplied AP for use in space and defense programs for over 40 years and we have been the exclusive AP supplier in North America since 1998. A significant number of existing and planned launch vehicles providing access to space use solid fuel and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel. Currently, our largest programs are the Minuteman missile, the Standard missile and the Atlas family of commercial rockets.

We believe that over the next several years overall demand for AP will be relatively level as compared to our fiscal 2006 based on current U.S. Department of Defense production programs. In addition, AP demand could increase if there is a substantial increase in Space Shuttle flights or the development of several contemplated programs under the U.S. proposed long-term human and robotic program to explore the solar system, starting with a return to the Moon. Our Specialty Chemicals business segment generated a Segment Operating Profit Margin of 31.8% during our fiscal year 2006 and had less than $1,000 in capital expenditures.

Fine Chemicals:  Our Fine Chemicals business segment, representing the legacy AFC Business, is a manufacturer of active pharmaceutical ingredients and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices (“cGMP”). Our Fine Chemicals segment focuses on high growth markets where our technology position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.

•	We have distinctive competencies and specialized engineering capabilities in chiral separation, highly potent/cytoxic compounds and energetic and nucleoside chemistries and have invested significant resources in our facilities and technology base. We are the leader in chiral compound production using the first commercial-scale simulated moving bed (“SMB”) technology in the United States and own and operate two of the largest SMB machines in the world. SMB is utilized to produce compounds used in drugs treating central nervous system disorders. We believe our distinctive competency in handling energetic and toxic chemicals and our specialized high containment facilities provides us a significant competitive advantage in competing for various opportunities associated with highly potent/cytoxic compounds, such as drugs used for oncology (i.e. anti-cancer drugs). Due to our significant experience and specially engineered facilities, we are one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of HIV-related and influenza-combating drugs.

We have established long-term, sole source and dual source contracts, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages stable, long-term customer relationships. Once a customer establishes a production process with us, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:

•	Alternative Supply May Not Be Readily Available – we are the sole source supplier on a majority of our fine chemicals products.
•	Regulatory Approval – applications to and approvals from the FDA and other regulatory authorities generally requires the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as 18 months.
•	Significant Financial Costs – switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.

We believe the pharmaceutical markets we serve are growing at a faster rate than the overall market. This growth is being driven by the increase in HIV-related drugs, a robust development pipeline for anti-cancer drugs, most of which will utilize high-potency compounds, and the FDA requiring more of these drugs to be chirally pure. As a result of this industry growth and our established customer relationships and long-term contracts, revenues from our Fine Chemicals business segment increased in excess of 50% during our fiscal 2006.

Aerospace Equipment:  Our Aerospace Equipment business segment, representing the legacy ISP business, is one of only two manufactures of in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks in North America. We are one of the world’s major producers of bipropellant thrusters. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.

The aerospace equipment market is expected to grow over the next several years. Growth areas include missile defense programs and the commercial satellite segment, which is expecting steady growth over the next four years as a result from broadband, HDTV and communications applications. As a result of this industry growth and our established customer relationships with all of the key prime manufacturers, revenues from our Aerospace Equipment business segment increased in excess of 40% during our fiscal 2006.

Other Businesses:  Our Other Businesses business segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations. In fiscal 2005, we completed the sale of all real estate assets that were targeted for sale and do not anticipate significant real estate sales activity in the future.

Discontinued Operations:  We also held a 50% ownership stake in Energetic Systems (“ESI”), an entity we consolidated under FIN 46(R) that manufactures and distributes commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.

Our Strategy

With our competitive advantage of being the only manufacturer or one of a few manufacturers in industries with significant barriers to entry, our strong customer relationships, our special manufacturing capabilities, our significant revenue visibility through the long term contracts covering most of our products, our balanced portfolio of products and our experienced management team, we expect to grow our business focusing on the following strategies.

Leverage Our Leadership Positions within Existing Markets

We will continue to leverage our extensive technical and manufacturing expertise in order to maintain our leadership positions within our existing markets. We believe the characteristics of each of our segments, including long-term customer relationships with sole and dual source contracts, can lead to a higher level of profitability than many other chemicals companies.

Specialty Chemicals.  We intend to maintain our established leadership in AP production through continued performance on existing programs as well as the award of new programs utilizing AP. Current Department of Defense production programs and the benefits associated with our recently amended long-term pricing agreement with ATK Thiokol provide us a level of predictably regarding our AP revenues. In addition to these production programs, several Department of Defense and NASA programs that would utilize solid rocket propellants are under consideration. Examples of potential opportunities include the completion and operation of the International Space Station, refurbishment of defense missile systems through programs such as the Minuteman III Propulsion Replacement Program, increased defense and commercial satellite launch activity and the long-term development of the Crew Exploration Vehicle, NASA’s proposed replacement for the Space Shuttle. We believe we are well positioned to benefit from programs utilizing solid rocket propellant due to our status as the exclusive producer of AP in North America.

Fine Chemicals.  We are focusing on and building upon our core competencies in market segments of the pharmaceutical market that are expected to generate strong, sustained growth, which we believe will provide us growth opportunities from our existing customers as well as select new customers. Our focused market segments (oncology, antivirals and central nervous system) are expected to grow quicker than the overall pharmaceutical market. In addition to growing the sales of our existing products, we continue to pursue low-risk, cost-effective opportunities for partnering with our pharmaceutical and biotechnology customers to develop new products, applications, and end-markets for our fine chemicals compounds. We work very closely with these pharmaceutical and biotechnology companies in developing drugs in Phase I/II clinical trials. This allows us to introduce our technology into the process prior to commercialization. We currently have over 15 products in our development pipeline that are in various stages of clinical trials (Phase I – III) and are focusing our R&D efforts to further increase the number of products in our pipeline.

Aerospace Equipment.  We intend to continue to grow our revenues in this market through continued performance on existing programs as well as the award of new programs in expected growth areas such as commercial satellites and missile defense. With our focus on advanced products and our low cost emphasis, we intend to increase our market share with the three major satellite suppliers through our Platinum-Rhodium 5 lbf thruster. In addition, we continue to pursue new market opportunities for our products in the systems market. We have had a recent success in penetrating the National Missile Defense market with a contract award on the Low Cost Kill Vehicle program.

Preserve and Build Strong Customer Relationships

We will continue to build upon our existing customer relationships and develop select new customer relationships through our focus on technical expertise, manufacturing capabilities and customer service. Because of the custom nature of our products, we target select customers in which we can become a strategic partner and can help them solve their problems such as developing and implementing a special blend of AP, a critical process modification to satisfy a pharmaceutical requirement, or a thruster enhancement to satisfy the needs of a new satellite. By focusing on a select customer base where we can provide value-added, technical expertise, we believe we are able to generate relationships in which our products and manufacturing know how are imbedded within the final end-product. We believe this strategy has lead to our portfolio of sole and dual source contracts with significant barriers to entry as well as positions us to win additional business opportunities from existing customers.

Develop New Products and Technologies

We continually search for opportunities to apply our core competencies and technologies to develop new revenue generating activities. In addition to our internal research and product development activities and our strong relationships with our customers, we maintain collaborative research relationships with some of the leading science and engineering universities in the country. We believe that pursuing these opportunities will result over the longer term in profitable growth as we leverage our technical expertise and existing asset base developed from our core product lines.

Pursue Growth Opportunities Organically and through Selective Acquisitions

We plan to selectively pursue expansion capital spending opportunities within our Fine Chemicals segment, thereby capitalizing on the expected growth within our core competencies. When evaluating capital investment opportunities we focus on projects that are either supported by long-term contracts or improve our profitability under existing contracts through increased efficiency. With regard to potential long-term contracts which require us to make significant upfront capital investments, our goal is to recover all or most of such investment through the pricing of products over the life of the contract We will also continue to evaluate select strategic acquisitions to complement our organic growth opportunities. Selective acquisitions enable us to gain manufacturing economies of scale, broaden our customer and product bases, and access complementary technologies. We typically target companies that are among the leaders in attractive growth markets, possess long-term customer relationships and sole and dual source contracts, and provide attractive rates of return on investment.

Our Specialty Chemicals Segment

Perchlorate Chemicals

In March 1998, we acquired certain assets and rights of Kerr-McGee Chemical Corporation (“Kerr-McGee”) related to its production of AP (the “Acquisition”). By virtue of the Acquisition, we became the sole commercial producer of perchlorate chemicals in North America.

Market

AP is the most commonly used oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. A significant number of existing and planned launch vehicles providing access to space use solid fuel and thus depend, in part, upon AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel.

We have supplied AP for use in space and defense programs for over 40 years. Today, our principal space customers are Alliant Techsystems, Inc. (“ATK”) for the Minuteman Program, Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including Navy Standard Missile, Patriot, and Multiple Launch Rocket System programs. We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.

Since the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003 further reduced sales volume of our Grade I AP products.

We believe that over the next several years, overall demand for Grade I AP will be relatively level as compared to fiscal 2006 and largely driven by requirements for the Minuteman program which should provide a stable base for our Grade I AP revenues. Grade I AP demand could also be influenced if there is a substantial increase in Space Shuttle flights. However, it is our expectation that our customers’ Grade I AP inventories are currently sufficient to sustain nominal Space Shuttle activity for the next several years.

We have no ability to influence the demand for Grade I AP. In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations. Any decision to delay, reduce or cancel programs could have a significant adverse effect on our results of operations, cash flow and financial condition.

The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that may likely stimulate the demand for Grade I AP. As a consequence of these new space initiatives, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet, the development of the new crew launch vehicle (“CLV”) and the number of CLV launches, and the development and testing of the new heavy launch vehicle (“HLV”) used to transport materials and supplies to the ISS and the Moon, and the number of HLV launches.

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

In 1997, we entered into an agreement (“Thiokol Agreement”) with the Thiokol Propulsion Division of Alcoa (“Thiokol”) with respect to the supply of AP. The Thiokol Agreement, as amended, provides that during its term, we will maintain ready and qualified capacity and Thiokol will make all of its AP purchases from us, subject to certain conditions. The agreement established a pricing matrix under which Grade I AP unit prices varied inversely with the quantity of Grade I AP sold by us annually to all of our customers between 8 million and 28 million pounds per year.

Also in 1997, we entered into an agreement with Alliant Techsystems, Inc. (“ATK”) to extend an existing agreement through the year 2008 (“Bacchus Agreement”). The agreement establishes prices for any Grade I AP purchased by ATK from us during the term of the agreement as extended. Under this agreement, ATK agrees to use its efforts to cause our Grade I AP to be qualified on all new and current programs served by ATK’s Bacchus Works.

During 2001, ATK acquired Thiokol. We have agreed with ATK that the individual agreements in place prior to ATK’s acquisition of Thiokol remain in place. All Thiokol programs existing at the time of the ATK acquisition (principally the Minuteman and Space Shuttle) continue to be priced under the Thiokol Agreement. All ATK programs (principally the Delta, Pegasus and Titan) are priced under the Bacchus Agreement.

During fiscal 2006, ATK’s Grade I AP purchase projections, in combination with the Grade I AP purchase projections of our other customers, fell below the volumes provided for under the Thiokol Agreement. Based on these expectations of lower volumes and certain other factors, we negotiated an amendment to the Thiokol Agreement to obtain fair and reasonable pricing for volumes less than those that were provided in the existing Thiokol Agreement. Effective April 5, 2006, we entered into Modification #3 to the Thiokol Agreement (the “Amendment”). The Amendment extends the term of the Thiokol Agreement from 2008 to 2013, supersedes and replaces the Bacchus Agreement for the purchase of AP after the end of its term in 2008, establishes AP pricing at annual volumes of AP ranging from 3 million to 20 million pounds, and indicates certain circumstances under which the parties may terminate the contract. Under the Amendment, Grade I AP unit prices are more favorable to us at lower volumes and vary inversely with the quantity of Grade I AP sold by us annually to all of our customers between 3 million and 20 million pounds per year. Additionally, prices escalate each year for all volumes covered under the Amendment.

ATK (including Thiokol) accounted for 18%, 50%, and 51% of our consolidated revenues during the fiscal years 2006, 2005 and 2004, respectively.

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

Competition

Upon consummation of the Acquisition of certain assets and rights of Kerr-McGee in 1988, we became the sole North American commercial producer of perchlorate chemicals. We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification processes, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.

Sodium Azide

In July 1990, we entered into agreements with Dynamit Nobel A.G. (“Dynamit Nobel”) under which it licensed to us its technology and know-how for the production of sodium azide, the principal component of a gas generator historically used in certain automotive airbag safety systems. Thereafter, commencing in 1992, we constructed a production facility for sodium azide adjacent to our perchlorate manufacturing facility, located in Iron County, Utah.

Market

Over the last 35 years, a number of firms have made efforts to develop automotive airbag safety systems. The initial airbag systems widely used sodium azide as the propellant in combination with other materials. The airbag market thereby became the largest consumer of sodium azide. Subsequently, a number of other non-azide based bag inflator technologies have been commercialized. These newer inflator systems have gained substantial market share so that there has been a substantial decline in the demand for sodium azide. Based upon market information received from inflator manufacturers in the last year, we expect that sodium azide use for this application will continue to decline significantly and that bag inflators using sodium azide will be phased out over a period of approximately two to three years.

We have an on-going program to evaluate and potentially commercialize the use of sodium azide in non-airbag applications. Currently, sodium azide made by the Company is sold for use as an intermediary in the manufacture of certain tetrazoles, pharmaceuticals, and other smaller niche markets

The methyl bromide pesticide replacement market is one such potentially new application for sodium azide manufactured by the Company. Methyl bromide has been a widely used pesticide to control insects, mites, rodents, weeds, and other pests in over 100 crops, however, it is being phased out globally due to its harmful effect on the stratospheric ozone layer. Historically, methyl bromide has been manufactured in large quantities by a number of companies and distributed widely around the world.

Our efforts to pursue sales of a sodium azide based pesticide resulted in an experimental product line called Soil Enhancement Product (“SEP”). SEP 100 has undergone extensive field trials on a variety of applications, including turf, cut flowers, and food crops. The results of these efficacy evaluations have been promising.

Most of the development work for sodium azide based pesticides has been accomplished working with Auburn University and a series of patents and patent applications were exclusively licensed to the Company in exchange for research and development support and future royalties on sales, if any occur.

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

We believe that azide-based pest management products present a strategic long-term opportunity to diversify the commercial uses of our azide products. Through our Gowan Agreements, we intend to invest in further development, regulatory approval and marketing of these products over the next several years.

As of September 30, 2006, SEP 100 was still under review by the U.S. EPA for approval as a pesticide in certain applications, initially non food use and then for food crop use. The EPA approval process has taken longer than expected. In fact, there is no assurance that EPA approval will be granted at all. Furthermore, there continues to be a variety of larger companies, including Dow Chemical and BASF, that are developing or have developed competing methyl bromide substitute products. Future sales of sodium azide based pesticides manufactured by the Company, including SEP, if any, will depend on factors beyond our control, including market acceptance of a new chemical that is handled differently than methyl bromide.

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

Halotron

Halotron is a series of halocarbon based clean fire extinguishing agents that incorporate both proprietary and patented blends of chemicals and hardware. Conventional fire extinguishing agents, such as those based on sodium bicarbonate (“regular dry chemical”) and mono-ammonium phosphate (“ABC dry chemical”) consist of finely divided solid powders. These agents leave a coating upon discharge that is typically costly to remove after a fire event. In contrast to dry chemical, the Halotron clean agents add value to the user since they are discharged either as a rapidly evaporating liquid or a gas that leaves no residue which minimizes or eliminates possible moderate or severe damage to valuable assets (such as electronic equipment, machinery, motors and most materials of construction).

Halotron was designed to replace severe ozone depleting halon 1211 and 1301, which are brominated CFC chemicals that were widely used worldwide as clean fire extinguishing agents. In 1987 the Montreal Protocol on Substances that Deplete the Ozone Layer was signed by more than 50 countries, including the U.S., and it stipulated restrictions on the production (which ended in developed countries at the end of 1993) and use of halons.

Halon 1211 is a streaming agent (where the agent is discharged manually toward a target) used in hand-held fire extinguishers. Halon 1301 is used extensively in pre-engineered and engineered fixed total flooding systems (where discharges are made automatically to “flood” a space to a pre-determined concentration within a confined space) of the type found, for example, in computer rooms and engine compartments. Both halon 1211 and 1301 are still used in the U.S. and elsewhere on a much more limited basis than in the periods prior to 1994.

The first commercialized Halotron clean agent is Halotron I. In 1993, Halotron I was approved by the U.S. EPA as a substitute for halon 1211. Our second commercialized clean agent is the hydrofluorocarbon (“HFC”) based Halotron II. Halotron II was approved by the U.S. EPA as a halon 1301 substitute in certain applications.

Customers and Market

Our largest Halotron customer is Amerex Corporation. Since 1998, Amerex has incorporated bulk Halotron I manufactured by us into a full line of Underwriters Laboratories Inc. (“UL”) listed portables, and since 2003, larger UL listed wheeled fire extinguishers.

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

In June, 1995 the Federal Aviation Administration (“FAA”) approved Halotron I as an acceptable airport ramp fire fighting agent alternative to halon 1211 based on a rigorous test program conducted at Tyndall Air Force Base, Florida prior to that date. In 2002, subsequent to testing at the FAA and at UL, the FAA approved a Halotron I portable fire extinguisher that met FAA requirements for use on civilian commercial transport aircraft. As of September 30, 2006, more than 60 domestic U.S. airports have installed 460-500 lb. Halotron I systems on their aircraft rescue and fire fighting (ARFF) vehicles

In 1992, we built, and to date maintain, the Southwest Regional Fire Training Center at our Cedar City, Utah facility and this Center serves as a valuable tool in the evaluation and improvement of the Halotron clean agents. This facility is capable of, and permitted for, full scale test fires with hydrocarbon fuels that range from the very small to large 400 square foot (37 m2) heptane steel pan fires that test a streaming agent’s capability. We also maintain a total flooding agent test chamber. We have utilized this unique facility as well as other tools to actively assist our customers in completing their UL listing process, which is a rigorous and time consuming set of tests to prove both fire fighting efficacy to a specified fire size as well as hardware durability and reliability over a range of conditions.

The first U.S. fire extinguisher manufacturer to complete the UL listing process for a series of Halotron I portables in 1996 was Buckeye Fire Equipment Company. Subsequently, we collaborated with Buckeye to add larger wheeled fire extinguishers to the Buckeye Halotron I line which occurred in 1999. In the period 1997-1999, we assisted Amerex, Badger Fire Protection, and Kidde to complete their own programs to list a series of UL listed Halotron I portables. In 2003, Amerex entered the Halotron I wheeled unit market with two UL listed units. At September 30, 2006, the Buckeye and Amerex UL listed Halotron I wheeled units are the only halocarbon (in kind) halon substitute listed agents in such hardware. UL listed Halotron I extinguishers range from class B rated 1.4 lbs (0.63 kg) to class ABC rated 150 lbs (68 kg). The aggregate distribution power of these four manufacturers is estimated to be at least 75% of the U.S. market distribution.

We also actively market Halotron I into foreign countries which include Indonesia, Brazil, Canada, Pakistan, the Philippines, and Singapore, among others. The primary market for Halotron II is Scandinavia.

Divisions of the U.S. military, including the Air Force and Navy, were historically, and still are, significant users of both halon 1211 and 1301 for key strategic programs, principally in aircraft rescue and fire fighting (ARFF) operations. In the 1992-1994 time frame, the military fire tested Halotron I along with other candidate halon 1211 replacement products. The test results for Halotron I were generally favorable. Essentially for economic reasons, the military has continued to use halon 1211 and 1301 for key programs relying upon halon in storage (the “halon bank”). Another extensive DOD wide halon 1211 replacement test program is planned for 2007.

Notwithstanding the fact that Halotron I has an excellent environmental profile, with an ozone depletion potential (“ODP”) that is near zero, future potential users of clean agents may eventually require a product with an absolute zero ODP. In addition, all halon substitutes are regulated under the EPA Significant New Alternatives Policy (“SNAP”) program mandated by the Clean Air Act Amendments of 1990. The regulations as well as interpretations thereof, change periodically. These regulations and interpretations thereof could conceivably affect the viability of the Halotron I agent in the future.

Competition

As of September 30, 2006, there are limited use restrictions on halons in the U.S. There are more stringent restrictions, or even bans, however, in other countries, notably across the European Union (“EU”). Despite this, recycled halon 1211 is a competitor to Halotron I. The other principal competitors in the conventional agent category (not clean agents) are dry chemical (mono ammonium phosphate) offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor, however, it is much less effective than Halotron I. Water mist technology in portables is also a smaller competitor to Halotron I.

Clean agents compete based primarily on performance characteristics (including fire rating and throw range), toxicity, and price. The environmental and human health effects that are evaluated include ODP, global warming potential (“GWP”) and toxicity. Competitors producing alternative clean agents are larger than us with significantly more financial resources.

The primary halocarbon based competitor to Halotron I is HFC-236fa (“FE36tm, an HFC based product manufactured by Dupont Fluoroproducts. This product is sold in UL listed extinguishers by one major manufacturer in the U.S. Novec 1230tm is a clean agent product offered by 3M but as of September 30, 2006 is not offered in UL listed portables. FE36tm and Novec 1230tm are marketed as both streaming and total flooding clean agents. Chemtura (formerly Great Lakes Chemical prior to its merger with Crompton Corp), historically a significant producer of halon, sells the clean total flooding agent FM200tm and this product has established a large market share as a halon 1301 replacement over the last ten years. Dupont offers the exact same product under a different name (FE227tm). Inert gas blends (based on argon and/or nitrogen) and water mist based systems also compete in the clean agent total flooding market.

Our Fine Chemicals Segment

In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of the AFC Business of GenCorp, Inc. (“GenCorp”) through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals or AFC. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the U.S.

The estimated total consideration for the AFC Business acquisition is approximately $133,411. Each component of the consideration for the acquisition of the AFC Business is discussed in more detail in Note 2 to our consolidated financial statements. We funded the acquisition of the AFC Business with our new Credit Facilities, a Seller Subordinated Note, and existing cash (see Note 6 to our consolidated financial statements).

AFC is a custom manufacturer of Active Pharmaceutical Ingredients (“APIs”) and registered intermediates for commercial customers in the pharmaceutical industry. AFC generates nearly all of its sales from manufacturing chemical compounds that are proprietary to its customers. Most of the products AFC sells are used in existing drugs that are U.S. Food and Drug Administration (“FDA”) approved and currently on the market. AFC is a pharmaceutical fine chemicals manufacturer that operates in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”). AFC has distinctive competencies in energetic chemistries, in production of highly potent/cytotoxic chemical compounds and in performing chiral separations.

Energetic and Nucleoside Chemistry – Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-

how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase of HIV-related. For fiscal 2006 (on a pro forma basis to include October and November of 2005), approximately 72% of AFC sales were derived from products that involved energetic and nucleoside chemistry.

High-Potency/Cytotoxic Chemical Compounds – We believe that high-potency chemical compounds are a growing segment of the pharmaceutical fine chemicals industry. High-potency compounds are toxic by nature, thus extremely hazardous to handle and produce. The manufacture of high-potency chemical compounds requires high-containment manufacturing facilities and a high degree of expertise to ensure safe and reliable production. AFC has the expertise and experience to design processes and facilities to minimize and control potential exposure. The most common high-potency compounds are used for oncology (i.e. anti-cancer). We believe that there are a large number of anti-cancer drugs in the drug development pipeline and most utilize high-potency chemical compounds.

There is currently limited competition in the market for manufacturing high-potency chemical compounds, as it requires a high level of expertise to safely and effectively manufacture these chemicals at commercial scale The need for such expertise has discouraged many firms from entering this market. Entry into this market also requires a capital investment for specialized facilities if the market entrant does not already have access to such facilities. For fiscal 2006 (on a pro forma basis to include October and November of 2005), approximately 16% of AFC sales were derived from sales of high-potency compounds.

Chiral Compounds – Many chemicals used in pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities through clinical trials. If they are found to be different and especially if one is found to cause side effects, then the FDA approval may require that the desired enantiomer be chirally pure (i.e. separated from its counterpart). Several techniques are available to achieve this chiral purity. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced by more conventional means (i.e. chemical reactions) such as asymmetric synthesis.

Simulated Moving Bed (“SMB”) is a continuous separation technique based on the principle of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. Use of SMB is expanding and SMB has been successfully used, and approved by the FDA, for the preparation of chirally-pure drugs. SMB technology allows the separation of two enantiomers with high purity and in high yield. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Currently, the market for custom manufacturing using SMB technology is substantially covered by four companies: AFC at its California site, Groupe Novasep SAS through its subsidiary Finorga in France, Daicel Chemical Industries, Ltd. at its manufacturing site in Japan and Sigma Aldrich through its subsidiary SAFC in Ireland. For fiscal 2006 (on a pro forma basis to include October and November of 2005), approximately 12% of AFC sales were derived from products that rely on SMB technology.

The pharmaceutical ingredients that AFC manufactures are used by its customers in drugs with indications in three primary areas: Anti-viral, Oncology, and Central Nervous System (CNS),

Customers and Markets

AFC has established long-term relationships with key customers, the specific identity of which is contractually restricted as confidential. AFC had one customer that accounted for 28% of our consolidated revenues for the year ended September 30, 2006. Its current customers include both multi-national pharmaceutical companies and emerging biopharmaceutical companies. The top five customers of AFC accounted for approximately 97% of its revenues in its fiscal 2006. AFC maintains multiyear manufacturing agreements with several large pharmaceutical and several biopharmaceutical companies for annual supply of products which helps provide AFC with earnings stability. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages stable, long-term customer relationships. Once a customer establishes a production process with AFC, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:

•	Alternative Supply May Not Be Available – AFC is currently the sole-source supplier of a number of oncology products that involve handling highly toxic compounds.

•	Regulatory Approval – applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors requires additional regulatory approval and could take as long as 18 months.

•	Significant Financial Costs – switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.

Competition

The pharmaceutical fine chemicals industry is fragmented. Based on available data, AFC believes the 20 largest manufacturers control approximately 40% to 50% of the market with the largest manufacturer holding less than 10% of market share. A number of other manufacturers, including AFC, constitute the remaining approximately 50% to 60% of the industry. Pharmaceutical fine chemical manufacturers generally compete based on their breadth of technology base, research and development and chemical expertise, flexibility and scheduling of manufacturing capabilities, safety record, regulatory compliance history and price.

To compete successfully in the pharmaceutical fine chemical manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products at competitive prices. They must also augment their capabilities with a complete line of complementary services, including process development and process improvement (from initial synthesis of a new drug candidate through market launch). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.

Raw Materials

In fiscal 2006, raw material costs (including solvents and custom chemicals) and waste costs constituted approximately 27% of AFC sales. AFC maintains supply contracts with a small number of well-established bulk commodity chemical manufacturers and distributors. Although the contracts do not hedge against price increases, they do ensure a consistent supply of high-quality commodity chemicals. In addition, for chemicals that are not considered commodities or otherwise readily available in bulk form, AFC has supply agreements with multiple sources to ensure a constant and reliable supply of these chemicals. However, some customers require AFC to purchase only from the supplier designated by the customer. In at least one instance where a chemical is a key ingredient to a process and is only available from one or a very small number of suppliers, AFC itself is an alternative supply source and can manufacture the chemical in-house if necessary.

Our Aerospace Equipment Segment

On October 1, 2004 we acquired the former Atlantic Research Corporation in-space propulsion business from Aerojet-General Corporation. This acquisition provides us with a leading supplier of commercial and military propulsion products and one of the world’s largest producer of bipropellant thrusters. We renamed the acquired business Ampac-ISP (“ISP”). We believe that ISP will be able to develop new high value-added propulsion products.

Customers and Market

ISP is a leading supplier of propulsion products to the commercial and government satellite and launch vehicle market. ISP strives to develop products to meet our customers needs in the future. These needs can vary from high performance high cost items to lower performance inexpensive products. Some customers order thrusters and some order complete systems. Our customer base is primarily U.S. based with a few customers in Europe and Japan. Over the last few years our customer list has increased significantly opening doors to additional business.

Competition

The U.S. suppliers for monopropellant and bipropellant thrusters is highly concentrated with ISP and GenCorp being the prime competitors for commercial, civil and defense customers in the U.S. Foreign suppliers of in-space propulsion thrusters are not significant competitors in the U.S. The foreign competitors provide a significant amount of competition for European opportunities. The primary competitors are EADS Astrium (formerly DASA), Rafael in Israel, IHI in Japan and smaller competitors in Eastern Europe. The dollar value against the Euro and Yen currently provides ISP with a competitive edge against competitors in Europe and Japan. The large installed capital base and heritage provide a significant barrier to entry into this market.

Our Other Businesses Segment

Water Treatment Equipment

PEPCON Systemstm designs, manufactures and services equipment used to purify air or water in municipal, industrial and power generation applications. The systems are based on an electrochemical process to produce disinfection chemicals and are marketed under the ChlorMastertm and Odormastertm names. Disinfection chemicals are used by (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) composting plants for the deodorizing of malodorous compounds in contaminated air.

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

Real Estate

Our real estate operations have been in a wind-down phase over the last several years. In fiscal 2005 we completed the sale of all our Nevada real estate assets that were targeted for sale. We did not have material sales of real estate in fiscal 2006 and we do not expect to have such sales in the future.

Regulatory Compliance

Federal Acquisition Regulations:  As a supplier to U. S. government projects, we have been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of our contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. Our AP pricing practices have been and may be reviewed by our customers and by certain government agencies.

FDA and Similar Regulatory Agencies:  AFC produces pharmaceutical chemicals in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as FDA, European Medicines Agency (EMA), and Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”). Its regulatory status is maintained via comprehensive 21 CFR Parts 210 and 211 compliant quality systems. Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. cGMP guidelines cover a broad range of quality systems including manufacturing and laboratory activities, quality control and assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be qualified, validated and their use documented.

Environmental Matters:  Our operations are subject to extensive Federal, State and local regulations governing, among other things, emissions to air, discharges to water and waste management. We believe that we are currently in compliance in all material respects with all applicable environmental, safety and health requirements and, subject to the matters discussed below, we do not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of our manufacturing plants entails risk of adverse environmental and health effects (not covered by insurance) and there can be no assurance that material costs or liabilities will not be incurred to rectify any future occurrences related to environmental or health matters.

Review of Perchlorate Toxicity by EPA – Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the EPA, but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

Perchlorate Remediation Project in Henderson, Nevada – We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Ampac Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr- McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada from 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history at Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the Ampac Henderson site and down gradient toward the Las Vegas Wash. That investigation and related characterization which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site up to 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the Kerr McGee Henderson Site did materially impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site and this facility has had a significant effect on the load of perchlorate entering Lake Mead over the last 5 years. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

Notwithstanding these facts, and at the direction of NDEP and EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the

Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation (“ISB”). The technology reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a Work Plan to NDEP for the construction of a Leading Edge Remediation Facility (“Athens System”) near the Ampac Henderson Site. The conditional approval of the Work Plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the Leading Edge and Source Remediation Facilities that will address perchlorate from the Ampac Henderson Site. We commenced construction of the Athens System in July, 2005. In June 2006, we began operations of an interim Athens System that is, as of July 2006, reducing perchlorate concentrations in system extracted groundwater in Henderson. The permanent Athens System plant began operation in December 2006. The permanent facility will increase remediation capacity over the temporary facility.

Henderson Site Environmental Remediation Reserve – During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. During our fiscal 2006, we increased our total cost estimate for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

DTSC Matters:  The California Department of Toxic Substances Control (DTSC) contends that the AFC Business’ neutralization or stabilization of several liquid stream processes within a closed loop manufacturing system constitutes treatment of a hazardous waste without the required authorizations from DTSC. We disagree. On September 2, 2005, the DTSC Inspector issued an Inspection Report relevant to the DTSC’s June 2004 inspection of the AFC Business’ facility. The Inspection Report concluded that the referenced activities constitute treatment of hazardous waste and directed Aerojet Fine Chemicals to submit an application for a permit modification to treat hazardous waste.

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

In September 2006, the Governor of California signed AB 2155, legislation sponsored by AFC, which specifically exempts the manufacturing operations described in the Consent Agreement from DTSC’s hazardous waste permitting requirements. The exemption for these operations will take affect on January 1, 2007.

Other AFC Environmental Matters:  AFC’s facility is located on land leased from Aerojet. The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, the environmental remediation expenses.

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

It is our policy to conduct our businesses with a high regard for the safety of our personnel and for the preservation and protection of the environment. We devote significant resources and management attention to complying with environmental and safety laws and regulations. In view of our production and handling of specialty chemicals, such operations are regulated and monitored by governmental agencies (i.e. OSHA, EPA and other regulatory agencies). Accordingly, from time to time, we have been subject to compliance orders, including civil penalties, imposed by such regulatory agencies.

Other Matters

Backlog

Backlog includes amounts for which a purchase order has been received by a commercial customer and government contracts for which funding in contractually obligated by our customers. As of September 30, 2006, Fine Chemical segment backlog was approximately $100,000 and Aerospace Equipment segment backlog was approximately $14,000. Backlog is not a meaningful measure for our other business lines.

Intellectual Property

Most of our intellectual properties are tradesecrets and knowhow. We also own the following registered U.S. trademarks and service marks pursuant to applicable intellectual property laws: Halotron®, SEPtm, OdorMaster®, ChlorMaster®, PEPCON®, Exceeding Customer Expectations®, and Polyfox®. In addition, we have various foreign registrations for Halotron.

We maintain U.S. and broad international trademark rights to the “Halotron” name. The widespread use and name recognition of “Halotron” has given other foreign companies that do not follow the trademark laws, motive to use the name without our authorization for products that we did not manufacture. This has occurred in several instances. Accordingly, we have found it necessary to protect those rights through litigation and other means. One such case is in Sweden where we filed and prevailed on a trademark infringement case in 2001 (American Pacific v. Bejaro Brandskyddsföretaget AB). It is now entering the damages phase. The extent of damages payable to us, and the timing of collection, if any, is unknown at this time. In addition, we have several U.S. and foreign patents and patent applications outstanding related to Halotron products. We are also continually looking for, and actively evaluating, other fire protection related product opportunities. Pursuant to this, we have licensed patent rights from other entities.

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

Profitability

Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:

•	as discussed in Note 11 to our consolidated financial statements, we may incur material legal and other costs associated with environmental remediation, litigation and other contingencies;
•	the volume and timing of sales in the future is uncertain;
•	certain products in our Fine Chemicals segment require multiple quarters to produce;
•	the results of periodic reviews for impairments of long-lived assets;
•	And the ability to pass on increases in raw material costs to our customers.

Government Contract Subject to Termination

U.S. government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers in our Specialty Chemicals and Aerospace Equipment segments are mainly U.S. government contractors subject to this yearly Congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. In addition, we are subject to the risk that the U.S. government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. Furthermore, since our significant customers are U.S. government contractors, they may cease purchasing our products if their contracts are terminated, which may have a material adverse effect on our operating results, financial condition or cash flow.

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

Employees

At September 30, 2006, we employed approximately 485 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.

At September 30, 2006, 141 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2007. We expect to renegotiate these agreements prior to their expiration.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our Internet website at http://www.apfc.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

We can be adversely impacted by reductions or changes in NASA or U.S. government military spending.

Both our Specialty Chemicals and Aerospace Equipment segments conduct business, directly or indirectly, with NASA and the U.S. Government. Our perchlorate chemicals, as part of our Specialty Chemicals business, accounted for approximately 28%, 65% and 85% of our revenues during fiscal 2006, 2005 and 2004, respectively. Ammonium perchlorate, or AP, is the sole oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration. Our principal space customers are Alliant Techsystems, Inc., or ATK, for the Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot and Multiple Launch Rocket System programs. As a majority of our sales are to the U.S. government and its prime contractors, we depend heavily on the contracts underlying these programs. Also, significant portions of our sales come from a small number of customers. ATK accounted for 18%, 50% and 51% of our revenues during the fiscal years 2006, 2005 and 2004, respectively. We have supplied AP for use in space and defense programs for over 40 years. We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.

Since the 1990’s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003 further reduced sales volume of our Grade I AP products. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory of Space Shuttle Grade I AP increased.

We believe that over the next several years, overall demand for Grade I AP will be relatively level as compared to fiscal 2006 and largely driven by requirements for the Minuteman program which should provide a stable base for our Grade I AP revenues. Grade I AP demand could also be influenced if there is a substantial increase in Space Shuttle flights. However, it is our expectation that our customers’ Grade I AP inventories are currently sufficient to sustain nominal Space Shuttle activity for the next several years.

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

We depend on a limited number of customers for most of our sales in our Specialty Chemicals and Aerospace Equipment segments and the loss of one or more of these customers could have a material adverse affect on our net sales.

Our perchlorate chemicals, as part of our Specialty Chemicals business, accounted for approximately 28%, 65% and 85% of our consolidated revenues during fiscal 2006, 2005 and 2004, respectively. ATK accounted for 18%, 50% and

51% of our consolidated revenues during the fiscal years 2006, 2005 and 2004, respectively. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.

Our existing U.S. government contracts and contracts based on U.S. government contracts are subject to continued appropriations by congress and may be terminated if future funding is not made available.

U.S. government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers in the Specialty Chemicals segment are mainly U.S. government contractors subject to this yearly Congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. U.S. government contracts or contracts based on U.S. government contracts in our Specialty Chemicals segment accounted for almost all of our revenues during fiscal 2006, 2005 and 2004, respectively.

Our U.S. government or U.S. government contractor contracts can be categorized as either “cost-plus” or “fixed-price.”

Cost-Plus Contracts:  Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow us to recover our approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow us to recover our approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

Fixed-Price Contracts:  Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. The U.S. government also regulates the accounting methods under which costs are allocated to U.S. government contracts. As a result, all fixed-price contracts involve the inherent risk of un-reimbursed cost overruns. To the extent that we did not anticipate the increase in cost of producing our products which are subject to a fixed-price contract, our profitability would be adversely affected.

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

Our Specialty Chemicals and Aerospace Equipment segments are subject to extensive and complex U.S. government procurement laws and regulations, along with ongoing U.S. government audits and reviews of contract procurement, performance, and administration. We could suffer adverse consequences if we were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than our domestic sales. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.

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

Perchlorate Remediation Project in Henderson, Nevada – We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Ampac Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada from 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history at Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the Ampac Henderson site and down gradient toward the Las Vegas Wash. That investigation and related characterization which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site up to 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the Kerr McGee Henderson Site did materially impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site and this facility has had a significant effect on the load of perchlorate entering Lake Mead over the last 5 years. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

Notwithstanding these facts, and at the direction of NDEP and EPA, we conducted a investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation (“ISB”). The technology reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a Work Plan to NDEP for the construction of a Leading Edge Remediation Facility (“Athens System”) near the Ampac Henderson Site. The conditional approval of the Work Plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the Leading Edge and Source Remediation Facilities that will address perchlorate from the Ampac Henderson Site. We commenced construction of the Athens System in July, 2005. In June 2006, we began operations of an interim Athens System that is, as of July 2006, reducing perchlorate concentrations in system extracted groundwater in Henderson. The permanent Athens System plant began operation in December 2006. The permanent facility will increase remediation capacity over the temporary facility.

Henderson Site Environmental Remediation Reserve – During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. During our fiscal 2006, we increased our total cost estimate for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

The production of most of our Specialty Chemicals products is conducted in a single facility and our operations will be materially affected if production at that facility is disrupted.

Most of our Specialty Chemicals products are produced at our Iron County, Utah facility. A significant disruption at this facility, even on a short-term basis, could impair our ability to produce and ship our Specialty Chemicals products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.

Key raw materials used in our operations include salt, sodium chlorate, graphite, ammonia and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. In addition, as a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the Department of Defense (DOD) budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries. We are also impacted by the cost of these raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has an impact on the cost of operating our Specialty Chemicals facilities.

Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on our operating results, financial condition or cash flows.

Our Fine Chemicals segment may be unable to comply with customer specifications and manufacturing instructions, experience schedule delays or other problems with existing or new products and systems, which could result in increased costs and loss of sales.

Our Fine Chemicals segment, which is operated by our Ampac Fine Chemicals LLC subsidiary, or AFC, produces chemical compounds that are difficult to manufacture, including highly energetic, highly toxic and high potency materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the Food & Drug Administration, or FDA, and other regulatory authorities world-wide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA, and the European Agency for the Evaluation of Medical Products, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s “cGMP” and the International Conference on Harmonization (ICH) Q7A. If AFC is unable to adhere to these standards and produce these chemical compounds to the standards required by our customers, its operating results and revenues will be negatively impacted.

Failure to meet strict timing or delivery requirements could cause AFC to be in breach of material customer contracts.

AFC is a capital intensive business. Certain major customers have agreed to reimburse AFC for all or a portion of the cost of acquiring or installing certain production equipment to insure sufficient supply of the customer’s product. AFC must meet strict timelines for installation and validation of the production equipment and the manufacturing processes.

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

AFC’s success is largely dependent upon contract manufacturing of a limited number of intermediates or APIs for a limited number of key customers. Its top three products generated approximately 73% of our consolidated sales in fiscal 2006. Furthermore, the top five customers of AFC accounted for approximately 97% of its revenues in fiscal 2006. Any negative development in these customer contracts or relationships or in the customer’s business may have a material adverse effect on the results of operations of AFC. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, filing with the FDA or is not successful in the market, these customers may substantially reduce or cease to purchase AFC’ compounds, which will have a material adverse effect on the revenues and results of operations of AFC. Finally, certain customers have agreed to reimburse AFC for all or a portion of the substantial cost of acquiring or installing certain production equipment. Due to the relative size of these customers, their contracts and the capital investment required, failure of the customer to reimburse AFC for these capital investments could have a material adverse effect on the our operating results.

AFC depends heavily on third parties for the supply of certain raw materials used in its production processes.

AFC uses substantial amounts of raw materials in its production processes. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact revenue and operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues. Certain key raw materials are obtained from sources from outside the U.S. A delay in the arrival in the shipment of raw material from a third party supplier could have a significant impact on AFC’ ability to meet its contractual commitments to customers.

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

The commercialization of pharmaceutical products is subject to extensive federal, state and local regulation in the U.S. and similar foreign regulation. We do not know the extent to which we may be affected by legislative and other regulatory actions and developments concerning various aspects of the operations and products of AFC or its customers and the health care field generally. We do not know what effect changes in governmental regulation and other actions or decisions by governmental agencies may have on AFC in the future. Any changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. Any regulatory changes could have a material adverse effect on AFC, its financial condition and results of operations or its competitive position.

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

Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either parties’ part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products. The FDA could also require reformulation of products during the post-marketing stage.

All of AFC’s products must be manufactured in conformance with cGMP regulations, as interpreted and enforced by the FDA, the International Conference on Harmonization ICH Q7A, and drug products subject to an FDA-approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the regulations, current FDA guidance, current industry practice and application. Additionally, modifications, enhancements or changes in manufacturing sites of approved products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which may not be obtainable. The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory.

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

A customer product that includes ingredients that are manufactured by AFC may be recalled or withdrawn from the market by the customer. The recall or withdrawal may be for reasons beyond the control of AFC. A recall or withdrawal of a product manufactured by AFC or that includes ingredients manufactured by AFC for its customers could have an adverse impact on its forecasted revenues and operating results. Failure of a customer to obtain regulatory approval for marketing a drug that utilizes an ingredient manufactured by AFC could have an adverse effect on AFC’s performance.

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

Also as part of the acquisition of AFC by us, AFC leased approximately 230 acres of land on the Aerojet-General Corporation Superfund Site. The Superfund law (CERCLA) has very strict joint and several liability provisions that make any “owner or operator” on a Superfund site a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of the Superfund law and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation. Even though we have received indemnification from the seller of AFC for these potential liabilities and a “comfort letter” from the EPA indicating that it does not currently intend to pursue the Company or AFC as a potentially responsible party, there can be no assurance that AFC or the Company will be protected against any and all liabilities arising from these real properties under the Superfund law. In addition, pursuant to the EPA consent order governing remediation for this site, AFC will have to abide by certain limitations regarding construction and development of the site which may restrict AFC’ operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC.

A strike or other work stoppage, or the inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on the cost structure and operational capabilities of AFC.

As of September 30, 2006, AFC had approximately 141 employees that were covered by collective bargaining or similar agreements which expire in June 2007. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase its operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers could also have similar effects on AFC.

The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have enough capital to finance the necessary capital expenditures, its business and results of operations may be harmed.

The pharmaceutical fine chemicals industry is a capital-intensive industry that consumes cash from our Fine Chemicals segment and our other operations and borrowings. Upon further expansion of the operations of AFC, capital expenditures for AFC are expected to increase. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. These factors could substantially increase AFC’ operating costs and negatively impact its operating results.

We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions or our liquidity or financial condition.

In connection with the acquisition of our Fine Chemicals segment business, we have incurred a substantial amount of debt for which we are required to make interest and principal payments. As of September 30, 2006, we had total consolidated debt of approximately $107 million. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of these debt.

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

As of September 30, 2006, we had established reserves of approximately $18 million, which we believe to be sufficient to cover our estimated environmental liabilities at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.

Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.

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

The aerospace and defense industry, the pharmaceutical fine chemicals industry and the other specialty chemicals, performance products and environmental protection equipment industries in which we participate have all undergone rapid and significant technological development over the last few years. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. As an example, the automotive airbag market is currently the largest consumer of sodium azide. New automotive inflator systems that do not use sodium azide have gained substantial market share and, as a consequence, there has been a substantial decline in the demand for sodium azide. Based upon market information received from inflator manufacturers, we expect that sodium azide use will continue to decline and that bag inflators using sodium azide will be phased out over approximately five years. Currently, demand for sodium azide is substantially less than supply on a worldwide basis. Future technological developments could:

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

We own numerous patents, patent applications and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies. If we are unable to adequately protect and utilize our intellectual property or property rights, our results of operations may be adversely affected.

We are subject to intense competition in certain of the industries where we compete and therefore may not be able to compete successfully.

Other than the sale of AP, for which we are the sole supplier in the U.S., we face significant competition in all of the other industries that we participate in, including from competitors with greater resources than ours. Many of our competitors have financial, technical, production and other resources substantially greater than ours. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. In particular, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition against pharmaceutical contract manufacturers located in the People’s Republic of China and India, where production costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-supply of sodium azide, which creates significant price competition for that product. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.

Due to the nature of our business, our sales levels may fluctuate causing our quarterly operating results to fluctuate.

Changes in our operating results from quarter to quarter could result in volatility in our common stock price. Our quarterly and annual sales are affected by a variety of factors that could lead to significant variability in our operating results. In our Specialty Chemicals segment, the need for our products are generally based on contractually defined milestones that our customers are bound by and these milestones may fluctuate from quarter to quarter. In our Fine Chemicals segment, some of our products require multiple steps of chemistries, the production of which can span multiple quarterly periods. Revenue is typically recognized after the final step and when the product has been shipped and accepted by the customer. As a result of this multi-quarter process, revenues and related profits can vary from quarter to quarter.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. We have entered into employment agreements with two of our corporate executive officers that allow those officers to terminate their employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to our AFC because very few companies have the specialized experience and capabilities required for energetic and high containment chemistry. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to retain these highly skilled and experienced employees.

Our Shareholder Rights Plan, Certificate of Incorporation and Bylaws discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium on their common stock.

We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information regarding our properties at September 30, 2006:

		Approximate Area		Approximate
Location	Principal Use	or Floor Space	Status	Annual Rent

(a) Iron County, UT	Perchlorate and Water Treatment Equipment Manufacturing Facility	217 Acres	Owned	N/A
(b) Iron County, UT	Sodium Azide Manufacturing Facility	41 Acres	Owned	N/A
(c) Iron County, UT	Halotron Manufacturing Facility	6,720 sq. ft.	Owned	N/A
(d) Las Vegas, NV	Executive Offices	22,262 sq.ft.	Leased	$500,000
(e) Henderson, NV	Goundwater Remediation Site	1.75 Acres	Leased	$20,000
(f) Niagara Falls, NY	Aerospace Equipment Manufacturing Facility	81,425 sq. ft.	Leased	$165,000

(g) Westcott, Buckinghamshire, UK	Aerospace Equipment Manufacturing Facility	65 Acres	Leased	$320,000
(h) Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	240 Acres	Leased	$10,000

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate products and water treatment equipment. Presently, this facility has significant remaining capacity.

(b)	This facility is used by the Specialty Chemicals segment for the production of sodium azide. Presently, this facility has significant remaining capacity.

(c)	This facility is used by the Specialty Chemicals segment for the production of Halotron. Presently, this facility has significant remaining capacity.

(d)	These facilities are leased from 3770 Howard Hughes Parkway Associates-Limited Partnership for an initial term of 10 years, which began on March 1, 1991, and has been extended through February 2009. Approximately 16% of this space is currently sublet at an annual rent of approximately $98,000.

(e)	This facility is used for the groundwater remediation activities of the Company.

(f)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has adequate capacity available to support its operations and expand, as may be required, through the addition of multiple labor shifts.

(g)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has significant remaining capacity.

(h)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. Presently, this facility is at near capacity.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing:  Our Common Stock trades on The Nasdaq Stock Market® under the symbol “APFC.” The table below sets forth the high and low sales prices of the Common Stock for the periods indicated in our fiscal years ending September 30.

	2006		2005
	High	Low	High	Low

First Quarter	$8.12	$4.11	$8.78	$7.30
Second Quarter	9.98	4.79	8.99	7.03
Third Quarter	9.63	6.78	8.52	7.00
Fourth Quarter	8.45	6.05	8.79	5.90

At November 30, 2006, there were approximately 958 stockholders of record of our Common Stock. The closing price of our stock on November 30, 2006 was $7.40.

Dividend Policy:  In January 2003, we adopted our Dividend and Stock Repurchase program. By reason of the application of the program formula which is based on cash flow, no dividends were declared for fiscal years 2006 and 2005.

Beginning November 2005, our Credit Facilities significantly limit our ability to use cash to repurchase shares or issue dividends under the program. See discussion of our Credit Facilities under the heading “Liquidity and Capital Resources” of this annual report.

Transfer Agent:  Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10007, (800) 937-5449.

Securities Authorized for Issuance Under Equity Compensation Plans:  The information under the caption “Equity Compensation Plan Information” in fiscal 2006 Proxy Statement is incorporated herein by reference.

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
(Dollars in Thousands, Except per Share Amounts)

	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA(a)(b):
Revenues	$141,904	$67,813	$51,458	$68,866	$73,588
Cost of revenues	97,043	43,916	34,402	37,349	43,529

Gross profit	44,861	23,897	17,056	31,517	30,059
Operating expenses	38,202	21,805	18,980	14,480	13,776
Environmental remediation charges	3,600	22,400	-	-	-

Operating income (loss)	3,059	(20,308)	(1,924)	17,037	16,283
Interest and other expense (income), net	10,362	(1,398)	(693)	1,544	3,235
Loss on debt extinguishments	-	-	-	984	149

Income (loss) from continuing operations before income tax	(7,303)	(18,910)	(1,231)	14,509	12,899
Income tax provision (benefit)	(4,300)	(8,367)	(2,160)	4,958	4,257

Income (loss) from continuing operations	$(3,003)	$(10,543)	$929	$9,551	$8,642

Earnings (loss) per share from continuing operations:
Basic	$(0.41)	$(1.45)	$0.13	$1.32	$1.21
Diluted	$(0.41)	$(1.45)	$0.13	$1.30	$1.18
Dividends declared per share	$-	$-	$-	$0.42	$-

BALANCE SHEET DATA:
Cash and cash equivalents	$6,872	$37,213	$23,777	$27,140	$65,826
Inventories and accounts receivable	59,229	26,390	30,058	22,885	21,156
Property, plant and equipment, net	119,746	15,646	16,573	9,223	7,918
Intangible assets, net	14,237	9,763	13,679	17,579	21,297
Total assets	239,455	115,000	101,576	101,685	131,971
Working capital	33,421	49,235	45,741	42,599	81,783
Long-term debt(c)	97,771	-	-	-	40,600

(a)	As discussed in Note 2 to our consolidated financial statements, we acquired the AFC Business effective November 30, 2005 and ISP effective October 1, 2004.

(b)	As discussed in Note 1 to our consolidated financial statements, the consolidation of the ESI joint venture as of March 31, 2004 significantly changes various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports. As discussed in Note 14 to our consolidated financial statements, effective September 30, 2006, we sold our interest in ESI. Revenues and expenses associated with ESI’s operations are classified as discontinued operations for all periods presented.

(c)	As discussed in Note 6 to our consolidated financial statements, we entered into debt agreements regarding the Credit Facilities and Seller Subordinated Note in connection with our acquisition of the AFC Business in November 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)

The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements.

Our Company

We manufacture specialty and fine chemicals, as well as propulsion products sold to defense, aerospace and pharmaceutical end markets. Our products provide access to, and movement in, space via solid fuel and propulsion thrusters and represent the key active ingredient in drug applications such as HIV, epilepsy and cancer. We also produce specialty chemicals utilized in various applications such as agricultural and pesticide products and fire extinguishing systems, as well as manufacture water treatment equipment. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long standing strategic customer relationships. We generally sell our products through long-term contracts where we are usually the sole source or dual source supplier. For our fiscal year ended September 30, 2006, we generated revenue of approximately $142.

We are the exclusive provider of Grade I ammonium perchlorate (“AP”), which is the most commonly used oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions over the last two fiscal years. Each of these acquisitions provided long-term customer relationships with sole and dual source contracts as well as provided us a leadership position in a growing market. On October 1, 2004 we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”), which is one of only two manufacturers of in-space propulsion systems and propellant tanks in North America. On November 30, 2005, we acquired GenCorp, Inc.’s fine chemical business (the “AFC Business”), which is a leading manufacturer of certain active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies. Both of these acquisitions have been substantially integrated.

Our Business Segments

Our operations are comprised of four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2006	2005	2004

Specialty Chemicals:
Perchlorates	28%	65%	85%
Sodium azide	2%	3%	6%
Halotron	3%	6%	5%

Total specialty chemicals	33%	74%	96%

Fine Chemicals	52%	0%	0%

Aerospace Equipment	12%	18%	0%

Other Businesses:
Real estate	1%	5%	1%
Water treatment equipment	2%	3%	3%

Total other businesses	3%	8%	4%

Total revenues	100%	100%	100%

Specialty Chemicals:.  Our Specialty Chemicals business segment is principally engaged in the production of AP which is a type of Perchlorates. Perchlorates represented in excess of 80% of the segment’s revenues for fiscal year 2006. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing and historically the primary component of a gas generator used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.

We have supplied AP for use in space and defense programs for over 40 years and we have been the exclusive AP supplier in North America since 1998. A significant number of existing and planned launch vehicles providing access to space use solid fuel and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel. Currently, our largest programs are the Minuteman missile, the Standard missile and the Atlas family of commercial rockets.

We believe that over the next several years overall demand for AP will be relatively level as compared to our fiscal 2006 based on current U.S. Department of Defense production programs. In addition, AP demand could increase if there is a substantial increase in Space Shuttle flights or the development of several contemplated programs under the U.S. proposed long-term human and robotic program to explore the solar system, starting with a return to the Moon. Our Specialty Chemicals business segment generated a Segment Operating Profit Margin of 31.8% during our fiscal year 2006 and had less than $1 million in capital expenditures.

Fine Chemicals.  November 30, 2005, we acquired the AFC Business through our newly-formed, wholly-owned subsidiary Ampac Fine Chemicals (“AFC”). Our Fine Chemicals business segment is a manufacturer of active pharmaceutical ingredients and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices (“cGMP”). Our Fine Chemicals segment focuses on high growth markets where our technology position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.

We have distinctive competencies and specialized engineering capabilities in chiral separation, highly potent/cytoxic compounds and energetic and nucleoside chemistries and have invested significant resources in our facilities and technology base. We are the leader in chiral compound production using the first commercial-scale simulated moving bed (“SMB”) technology in the United States and own and operate two of the largest SMB machines in the world. SMB is utilized to produce compounds used in drugs treating central nervous system disorders. We believe our distinctive competency in handling energetic and toxic chemicals and our specialized high containment facilities provides us a significant competitive advantage in competing for various opportunities associated with highly potent/cytoxic compounds, such as drugs used for oncology (i.e. anti-cancer drugs). Due to our significant experience and specially engineered facilities, we are one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of HIV-related and influenza-combating drugs.

We have established long-term, sole source and dual source contracts, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages stable, long-term customer relationships. Once a customer establishes a production process with us, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:

•	Alternative Supply May Not Be Readily Available – we are the sole source supplier on a majority of our fine chemicals products.
•	Regulatory Approval – applications to and approvals from the FDA and other regulatory authorities generally requires the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as 18 months.
•	Significant Financial Costs – switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.

We believe the pharmaceutical markets we serve are growing at a faster rate than the overall market. This growth is being driven by the increase in HIV-related drugs, a robust development pipeline for anti-cancer drugs, most of which will utilize high-potency compounds, and the FDA requiring more of these drugs to be chirally pure. As a result of this industry growth and our established customer relationships and long-term contracts, revenues from our Fine Chemicals business segment increased in excess of 50% during our fiscal 2006.

Aerospace Equipment.  On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”). ISP has been included in our consolidated financial statements since the first quarter of fiscal 2005. Our Aerospace Equipment business segment is one of only two manufactures of in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks in North America. We are one of the world’s major producers of bipropellant thrusters. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.

The aerospace equipment market is expected to grow over the next several years. Growth areas include missile defense programs and the commercial satellite segment, which is expecting steady growth over the next four years as a result from broadband, HDTV and communications applications. As a result of this industry growth and our established customer relationships with all of the key prime manufacturers, revenues from our Aerospace Equipment business segment increased in excess of 40% during our fiscal 2006.

Other Businesses.  Our Other Businesses business segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations. In fiscal 2005, we completed the sale of all real estate assets that were targeted for sale and do not anticipate significant real estate sales activity in the future.

Discontinued Operations:  We also held a 50% ownership stake in Energetic Systems (“ESI”), an entity we consolidated under FIN 46(R) that manufactures and distributes commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.

Results of Operations

Revenues

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Specialty Chemicals	$46,450	$49,936	$49,459	(7%)	1%
Fine Chemicals	74,026	-	-	-	-
Aerospace Equipment	17,394	12,429	-	40%	-
Other Businesses	4,034	5,448	1,999	(26%)	173%

Total Revenues	$141,904	$67,813	$51,458	109%	32%

Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines. The year over year variances in revenues reflect the following factors:

•	A 45% decline in Grade I AP volume in fiscal 2006 compared to the prior fiscal year, substantially offset by more favorable pricing for Grade 1 AP under the Amendment to the Thiokol Agreement. Grade I AP volume and pricing for fiscal 2005 was consistent with fiscal 2004. We expect demand over the next several years to be consistent with demand in fiscal 2006.
•	A increase in sodium azide sales in fiscal 2006 compared to the prior fiscal year due to additional demand for pharmaceutical applications
•	Consistent year over year sales of Halotron products.

Fine Chemicals segment revenues represents AFC, which was acquired effective November 30, 2005.

Aerospace Equipment segment revenues increased $4,965 for fiscal 2006 compared to the prior year due to an increase in its sales volume resulting from success in new contract awards for both commercial and government satellite applications.

Other Businesses segment revenues include PEPCON Systems water treatment equipment sales and real estate sales. The year over year variances in revenues reflect the following factors:

•	Fiscal 2005 included a significant real estate sale of $3,190. There were no significant real estate sales in fiscal 2004 or 2006 and we do not expect significant real estate sales in the future.
•	Water treatment equipment sales increased $1,291 in fiscal 2006 compared to fiscal 2005 and decreased $194 in fiscal 2005 compared to fiscal 2004. The revenue variances are largely due to the timing of new system sales which are relatively infrequent and can vary from year to year.

Cost of Revenues and Gross Margin

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Revenues	$141,904	$67,813	$51,458	109%	32%
Cost of Revenues	97,043	43,916	34,402	121%	28%

Gross Margin	$44,861	$23,897	$17,056	88%	40%

Gross Margin Percentage	32%	35%	33%	(10%)	6%

Cost of revenues increased $53,127, or 121%, during fiscal 2006 from fiscal 2005 primarily due to the related 109% increase in revenues. The gross margin percentage declined to 32% in fiscal 2006 compared to fiscal 2005 due to the following factors:

•	Gross margin percentage for our Specialty Chemicals and Aerospace Equipment segments improved in fiscal 2006 compared to the prior year period primarily due to more favorable pricing of Specialty Chemicals products and better manufacturing overhead absorption for our Aerospace Equipment segment.
•	While AFC contributes significant gross margin dollars, its gross margin percentage is less than that of our Specialty Chemicals segment. Thus, the effect of including AFC in fiscal 2006 is a reduction in the consolidated gross margin percentage due to the change in product mix.
•	Gross margin from our Other Businesses segment declined in fiscal 2006. Fiscal 2005 includes a significant real estate sale which contributed approximately 2 margin points to the prior year consolidated gross margin percentage.

Cost of revenues increased $9,514, or 28%, during fiscal 2005 from fiscal 2004 primarily due to the related 32% increase in revenues. The percentage increase in cost of sales was at a lower rate than the percentage increase in revenues, and as a result, gross margin percentage improved during fiscal 2005. The consolidated gross margin for fiscal 2005 reflects offsetting factors:

•	Fiscal 2005 was the first year to include our Aerospace Equipment segment products, which carry lower gross margin percentages than our Specialty Chemicals products. Thus, the effect of including Aerospace Equipment in fiscal 2006 is a reduction in the consolidated gross margin percentage due to the change in product mix.
•	Fiscal 2005 gross margins benefited from the aforementioned real estate sale.

Operating Expenses

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Operating Expenses	$38,202	$21,805	$18,980	75%	15%
Percentage of Revenues	27%	32%	37%	(16%)	(13%)

Operating expenses (selling, general and administrative) increased $16,397 in fiscal 2006 compared to fiscal 2005 primarily due to the addition of AFC and its divisional selling, general and administrative expenses beginning November 30, 2005, and increases in corporate expenses discussed in “Segment Operating Profit and Operating Income (Loss) below.

Operating expenses increased $2,825 during fiscal 2005 compared to the prior fiscal year primarily due to the addition of the ISP business into the newly formed Aerospace Equipment segment on October 1, 2004, and changes in corporate expenses discussed in “Segment Operating Profit and Operating Income (Loss)” below.

Environmental Charge

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. During our fiscal 2006, we increased our total cost estimate for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

Segment Operating Profit and Operating Income (Loss)

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Specialty Chemicals	$14,755	$12,504	$12,232	18%	2%
Fine Chemicals	7,245	-	-	-	-
Aerospace Equipment	802	95	-	744%	-
Other Businesses	264	3,300	316	(92%)	944%

Total Segment Operating Profit	23,066	15,899	12,548	45%	27%
Corporate Expenses	(16,407)	(13,807)	(14,472)	19%	(5%)
Environmental Remediation Charges	(3,600)	(22,400)	-	(84%)	-

Operating Income (Loss)	$3,059	$(20,308)	$(1,924)	(115%)	956%

Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest are not allocated to segment operating results.

During fiscal 2006, we revised our method to measure segment operating results to a method management believes is a more meaningful measure of segment performance. Effective January 1, 2006, general corporate expenses are not allocated to our operating segments. Effective April 1, 2006, environmental remediation charges are not allocated to our operating segments. Other environmental related costs, such as evaluation and on-going compliance at our various facilities continue to be allocated to segment results. Prior to these effective dates, we had included an allocation of corporate expenses to our operating segments and environmental remediation charges were allocated to our Specialty Chemicals segment. All periods presented have been reclassified to reflect our current method to measure segment operating results.

The increase in Specialty Chemicals segment operating profit in fiscal 2006 compared to fiscal 2005 reflects:

•	Higher gross margins on our perchlorate products due to favorable pricing.
•	A reduction in environmental evaluation costs that were incurred prior to the inception of our remediation project in June 2005.
•	A decrease in operating losses generated by our azide products due to greater volume to cover fixed costs in fiscal 2006.

Aerospace Equipment segment operating profit improved in fiscal 2006 compared to fiscal 2005 due to successes in both commercial and government new orders, which improved the segments overall profitability by adding more volume to cover fixed manufacturing expenses. Although not material to this segments overall results, the U.K. location continues to experience losses.

Other Businesses segment operating profit for fiscal 2005 include significant margin from the aforementioned real estate sale. Fiscal 2006 and 2004 did not include similar transactions.

Corporate expenses increased in fiscal 2006 compared to fiscal 2005 primarily due to:

•	Higher insurance costs associated with the increase in the size of the Company as a result of the AFC acquisition.
•	Higher legal fees associated with the renegotiation of our contract with ATK.
•	A charge for $600 recorded in fiscal 2006 related to a settlement with our former chief financial officer (see Note 11 to our consolidated financial statements)

Corporate expenses decreased in fiscal 2005 compared to fiscal 2004 primarily because fiscal 2004 included a charge for severance expense of $2,000 that did not reoccur in fiscal 2005. The reduction in severance expense was partially offset by higher costs associated with corporate strategic development activities.

Interest and Other Income / Interest Expense

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Interest and Other Income:
Interest Income	$459	$636	$623	(28%)	2%
Real Estate Partnership Income	580	762	-	(24%)	-
Other Income	30	-	70	-	(100%)

Total	$1,069	$1,398	$693	(24%)	102%

Interest Expense	$11,431	$-	$-	-	-

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

In October 2005, the Partnership sold its interest in Hughes Parkway, which resulted in a net gain and cash distribution to us of $2,395. Concurrent with, and as a condition of, the sale of the Partnership’s interest in Hughes Parkway, we renewed our office space lease through February 2009. We accounted for the transaction as a sale leaseback. Accordingly, we deferred a gain totaling $1,815 representing the present value of future lease payments. We amortize the deferred gain (as a reduction of rental expense), using the straight-line method over the term of the lease. We recognized the remaining gain of $580, which is reported in interest and other income for the year ended September 30, 2006.

In fiscal 2006 interest expense is related to our Credit Facilities, Seller Subordinated Note and amortization of debt issuance costs. See the discussion of these items below under the heading “Liquidity and Capital Resources”

Income Taxes

Our income tax provision (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2006	2005	2004

Federal income tax at the statutory rate	(35.0%)	(35.0%)	(35.0%)
State income tax, net of federal benefit	(3.1%)	(2.5%)	(4.1%)
Nondeductible expenses	1.0%	0.6%	3.7%
Valuation allowance	1.8%	1.3%	40.0%
Change in state income tax rate	(13.7%)	0.0%	0.0%
Basis differences in partnerships	(5.6%)	0.0%	0.0%
Change in deferred tax liability estimate	0.0%	0.0%	(168.7%)
Other	(4.3%)	(8.6%)	(11.4%)

Effective tax rate	(58.9%)	(44.2%)	(175.5%)

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

As of September 30, 2006 and 2005, respectively, we have aggregate operating loss carryforwards of $6,413 and $6,398 for certain U.S. states and $1,649 and $619 for the U.K. We do not anticipate future taxable income in these states or the U.K., and accordingly provided valuation allowances of $785 and $431 as of September 30, 2006 and 2005, respectively.

Extraordinary Gain

In October 2004, we acquired ISP. The fair value of the current assets acquired and current liabilities assumed exceeded the purchase price. Accordingly, non-current assets were recorded at zero, and an extraordinary gain of $1,554 (net of approximately $913 income tax expense) was recorded based on the excess fair value of net assets over the purchase price.

Cumulative Effect of Accounting Change

As discussed in Note 1 to our consolidated financial statements, we consolidated our ES joint venture as of March 31, 2004. We reported a cumulative effect of an accounting change of $769 (net of tax benefit of $414) in our 2004 second quarter statement of operations to reflect the loss that we would have incurred had the ES joint venture been consolidated since its inception.

Liquidity and Capital Resources

Cash Flows

Operating Activities:  Significant components of cash provided from operations for the years ended September 30 include:

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Net Loss	$(3,894)	$(9,691)	$(397)	(60%)	2,341%
Depreciation and Amortization	20,181	5,639	5,424	258%	4%
Non-cash Interest Expense	3,967	-	-	-	-
Stock-based Compensation	359	-	-	-	-
Additions to remediation reserves	3,600	22,400	-	(84%)	-
Expenditures against remediation reserves	(6,676)	(1,813)	-	268%	-
Deferred taxes	(3,442)	(8,241)	(1,598)	(58%)	416%
Extraordinary gain, net	-	(1,554)	-	(100%)	-
Cumulative effect of accounting change, net	-	-	769	-	(100%)
Changes in Operating Assets and Liabilities	-	-	-	-	-
Accounts Receivable	(1,135)	9,437	(4,070)	(112%)	(332%)
Inventories	(11,821)	2,156	1,331	(648%)	62%
Accounts Payable and Accrued Expenses	6,860	41	(1,025)	16,632%	(104%)
Other	204	810	(71)	(75%)	(1,241%)
Discontinued Operations, Net	1,287	(31)	1,037	(4,252%)	(103%)

Cash Provided by Operating Activities	$9,490	$19,153	$1,400	(50%)	1,268%

Cash flows provided by operating activities decreased by $9,663 during fiscal 2006 from fiscal 2005 reflecting the following:

•	Operating cash flow was increased by significant improvement in operating income before depreciation, amortization and remediation charges during fiscal 2006 compared to fiscal 2005.
•	Operating cash flow was decreased by cash used for changes in accounts receivable, inventories, accounts payable and accrued expenses increased by $17,730 during fiscal 2006 compared to fiscal 2005. Uses of cash for these items in fiscal 2006 relate primarily to funding post-acquisition working capital growth at AFC.
•	Operating cash flow was decreased in fiscal 2006 by increases in expenditures for environmental remediation activities of $4,863. Our Henderson remediation project includes a capital construction phase followed by an operation and maintenance phase. A substantial portion of the capital construction phase occurred during fiscal 2006. See further discussion under the heading “Environmental Remediation – Henderson Site” below.
•	Operating cash flow was decreased in fiscal 2006 by cash paid for interest expense of $7,376.

Cash flows provided by operating activities increased $17,753 during fiscal 2005, compared to the prior fiscal year, principally due to fluctuations in our accounts receivable balances. Our accounts receivable balances fluctuate based primarily on the timing of shipments of our Specialty Chemicals products. We do not grant significant extended payment terms and we have no material balances that have aged significantly past their due dates.

Investing Activities:  Significant components of cash used for investing activities for the years ended September 30 include:

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Acquisition of Businesses	$(108,011)	$(4,505)	$-	2,298%	-
Capital Expenditures	(15,018)	(1,686)	(470)	791%	259%
Proceeds from Sale of Assets	2,395			-	-
Discontinued Operations, Net	(411)	212	(998)	(294%)	(121%)

Cash Used in Investing Activities	$(121,045)	$(5,979)	$(1,468)	1,925%	307%

Cash used for acquisitions during the fiscal 2006 period relates to the acquisition of the AFC Business on November 30, 2005. The total cash of $108,011 was provided by net proceeds from debt issuances of $81,881 and existing cash balances. See Note 2 to the consolidated financial statements for a more detail discussion. Cash used for acquisitions in fiscal 2005 relates to our acquisition of our Aerospace Equipment segment.

Capital expenditures increased in fiscal 2006 primarily due to the inclusion of AFC. Historically, our capital expenditures relate primarily to our Specialty Chemicals segment. With our acquisition of the AFC Business in November 2005, we expect our capital expenditures to increase significantly compared to pre-AFC acquisition periods.

Proceeds from the sale of assets relates to the sale of our interest in a real estate partnership. This transaction is discussed in more detail in Note 13 to our consolidated financial statements.

Financing Activities:  Significant components of cash provided (used) for financing activities for the years ended September 30 include:

	Year Ended September 30,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04

Proceeds from Issuance of Long-term Debt	$85,000	$-	$-	-	-
Payments of Long-term Debt	(678)	-	-	-	-
Debt Issuance Costs	(3,119)	-	-	-	-
Issuance of Common Stock	158	24	2,291	558%	(99%)
Treasury Stock Acquired	-	-	(2,752)	-	(100%)
Dividends	-	-	(3,080)	-	(100%)
Discontinued Operations, Net	(147)	238	246	(162%)	(3%)

Cash Provided (Used) in Financing Activities	$81,214	$262	$(3,295)	30,898%	(108%)

•	Cash flows for long-term debt and debt issuances cost relate to our Credit Facilities established in fiscal 2006 which are discussed in detail below.
•	Cash provided by the issuance of common stock decreased due to a significantly lower level of stock option exercises in fiscal 2006 and 2005 compared fiscal 2004.
•	During fiscal 2003, our Board of Directors declared a cash dividend of $0.42 per share. The total cash dividend of $3,080 was paid in January 2004.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $6,872. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $8,300 as of September 30, 2006. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our material borrowings.

The timing of our cash outflows is affected by payments and expenses related to the manufacture of our products, capital projects, interest on our debt obligations and environmental remediation or other contingencies discussed in Note 11 to our consolidated financial statements, which may place demands on our short-term liquidity. As a result of the litigation and contingencies, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not recovered by insurance, they would adversely affect our liquidity.

We currently believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations.

In connection with our acquisition of the AFC Business, discussed in Note 2 to our consolidated financial statements, we incurred substantial debt including a $65,000 First Lien Term Loan, a $20,000 Second Lien Term Loan, and a $25,500 Seller Subordinated Note, each discussed below. Our acquisition of the AFC Business was funded with net proceeds from the Credit Facilities of $81,881 (after debt issuance costs), the Seller Subordinated Note of $25,500 and existing cash.

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

The Second Lien Credit Facility provides for term loans in the aggregate principal amount of $20,000 with all principal and accrued payment-in-kind (“PIK”) interest due on November 30, 2011. We are required to pay a premium for certain prepayments, if any, of the Second Lien Credit Facility made before November 30, 2008.

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as PIK interest and is added to the then outstanding principal. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees.

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

Financial covenants under the Credit Facilities include quarterly requirements (which vary from period to period as defined in the Credit Facilities) for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. As of September 30, 2006, the most restrictive covenants, which are under the First Lien Credit Facility, were Total Leverage Ratio of 3.75:1.0 and First Lien Coverage Ratio of 2.75:1.0. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated.

On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan and $20,000 under the Second Lien Credit Facility. Net proceeds of $81,881, after debt issuance costs of $3,119, were used to fund a portion of the AFC Business acquisition price. Debt issue costs are classified as other assets and are amortized over the term of the Credit Facilities using the interest method.

As of September 30, 2006, we had no outstanding borrowings under the First Lien revolving credit line. As of September 30, 2006, we were in compliance with the various covenants contained in the Credit Facilities.

Seller Subordinated Note:  In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured seller subordinated note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues PIK Interest at a rate equal to the three – month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid PIK Interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and accrued PIK Interest thereon after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of the Company or any of our Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause the Company to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).

Environmental Remediation – Henderson Site

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. During our fiscal 2006, we increased our total cost estimate for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

Dividend and Stock Repurchase Program

In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”) which is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock. In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share to stockholders of record on December 29, 2003 for fiscal 2003. The total amount of the cash dividend paid in January 2004 was $3,080. By reason of the application of the program formula, no dividends were paid for fiscal 2004 and 2005. In November 2005, we entered into First and Second Lien Credit Facilities which substantially limits our ability to pay dividends after that date and while borrowings are outstanding under these facilities. In compliance with the Credit Facilities, no dividends were paid in fiscal 2006.

Contractual Obligations

The following table summarizes our fiscal year contractual obligations and commitments as of September 30, 2006.

	Payments Due by Year Ending September 30,
	2007	2008-09	2010-11	Thereafter	Total

First Lien Term Loan(a)	$9,422	$11,686	$32,431	$10,811	$64,350
Interest on First Lien Term Loan(b)	5,385	9,335	2,531	252	17,503
Second Lien Term Loan	-	-	-	20,000	20,000
Interest in Second Lien Term Loan(b)	2,149	3,851	3,929	1,399	11,328
Seller Subordinated Note	-	6,500	-	19,000	25,500
Interest on Seller Subordinated Note(b)	-	1,470	-	19,963	21,433
Capital Leases	171	369	-	-	540
Interest on Capital Leases	36	15	-	-	51
Operating Leases	637	1,202	284	-	2,123

Total	$17,800	$34,428	$39,175	$71,425	$162,828

(a)	In connection with our sale of ESI, we repaid $6,500 of our First Lien term Loan in October 2006. This amount has been included in the payments due for fiscal year ending September 30, 2007.

(b)	Our First Lien Term Loan, Second Lien Term Loan, and Seller Subordinated Note each bear variable interest at the three month Libor rate plus an applicable fixed spread. At September 30, 2006, the interest rates on these obligations were 9.37%, 14.37%, and 10.42%, respectively. The September 30, 2006 rates were used for the purpose of estimating the future variable interest payments. Actual future interest payments may be higher or lower than these estimates depending on the then current three month Libor rate.

In addition to the contractual obligations listed in the table above, at September 30, 2006, we have recorded an estimated liability for environmental remediation of $17,511 (see Note 11 to the consolidated financial statements) and aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $6,566 (see Note 10 to the consolidated financial statements). We expect to spend approximately $1,600 for environmental remediation during fiscal 2007. We expect to contribute $3,746 to our defined benefit pension plans and SERP during fiscal 2007.

Off-Balance Sheet Arrangements

Letters of Credit:  As of September 30, 2006, we had $2,531 outstanding in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Employee Agreements:  We have entered into employment contracts with our Chief Executive Officer and Chief Financial Officer, each with initial durations of three years. Significant contract provisions include annual base salaries, health care benefits, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we may terminate employment. If we terminate these officers without cause, then we are obligated to pay severance benefits specified in the contracts. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements are $4,108.

Interest Rate Swap Agreements:  In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $42,175 at September 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We record an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense.

We do not have any other material off-balance sheet arrangements.

Inflation

General inflation did not have a significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2006.

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

Sales and Revenue Recognition

Revenue Recognition – Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Certain products shipped by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize the revenue from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.

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

Impairment of Long-Lived Assets

We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If we determine that an asset is not recoverable, then we would record an impairment charge if the carrying value of the asset exceeds its fair value.

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

Recently Issued or Adopted Accounting Standards

In November 2004, the FASB issued SFAS 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement was effective for us on October 1, 2005 and had no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement was effective for us on October 1, 2005; see Note 3 to our consolidated financial statements for additional information.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 will be recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued Statement No. 158 (SFAS 158) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective at the end fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for the Company as of November 30, 2009. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in Thousands)

We are exposed to interest rate risk primarily due to changes in interest rates for our variable-rate long-term debt. We manage a portion of our exposure to changes in interest rates through the use of interest rate swap agreements.

As of September 30, 2006, our outstanding debt of $107,364 is comprised primarily of variable rate borrowings under our Credit Facilities and Seller Subordinated Note. The interest rate on these borrowings varies with changes in the LIBOR rate.

We estimate interest rate risk as the potential change in fair value of our debt or earnings resulting from a hypothetical 100 basis points adverse change in interest rates. We estimate that a hypothetical increase in the LIBOR rate of 100 basis points would have the effect of increasing our estimated annual interest expense by $1,110, excluding the effect of our interest rate swap agreements.

In addition, we have two interest rate swap agreements that expire in June 2008. Under the terms of the swap agreements, which have an aggregate notional amount of $42,175 at September 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over the three-month LIBOR rate. The differential to be paid or received is an adjustment to our interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which is recorded as other long-term liabilities, was $314.

Item 8. Financial Statements and Supplementary Data

Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2006(a)
	1st (b)	2nd	3rd	4th	Total

Revenues	$16,485	$39,777	$42,840	$42,802	$141,904
Gross Profit	4,346	12,559	11,909	16,047	44,861
Income (Loss) from Continuing Operations	(790)	(2,606)	(861)	1,254	(3,003)
Net Income (Loss)	(1,305)	(2,338)	(1,053)	802	(3,894)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.11)	$(0.36)	$(0.12)	$0.17	$(0.41)
Net Income (Loss)	$(0.18)	$(0.32)	$(0.14)	$0.11	$(0.53)

	Quarters For Fiscal Year 2005(a)
	1st	2nd	3rd	4th	Total

Revenues	$14,700	$14,354	$12,580	$26,179	$67,813
Gross Profit	4,819	5,395	3,063	10,620	23,897
Income (Loss) from Continuing Operations	(373)	(367)	(15,713)	5,910	(10,543)
Net Income (Loss)	1,028	(303)	(15,792)	5,376	(9,691)
Diluted Earnings (Loss) Per Share:

Income (Loss) from Continuing Operations	$(0.05)	$(0.05)	$(2.15)	$0.81	$(1.45)
Net Income (Loss)	$0.14	$(0.04)	$(2.16)	$0.74	$(1.33)

(a)	Effective September 30, 2006, we completed the sale of our interest in ESI. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. See Note 14 to our consolidated financial statements.

(b)	On November 30, 2005, we completed the acquisition of the fine chemical business (the “AFC Business”) of GenCorp, Inc. (“GenCorp”). See Note 2 to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The required information regarding directors and executive officers is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 26, 2007. We have adopted a policy that applies to all of our directors and employees entitled “Standards of Business Conduct” that is filed as an exhibit to this annual report. This policy is also posted to our website at www.apfc.com.

Item 11. Executive Compensation

The required information regarding executive compensation is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 26, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 26, 2007.

Item 13. Certain Relationships and Related Transactions

The required information regarding certain relationships and related transactions is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 26, 2007.

Item 14. Principal Accounting Fees and Services

The required information regarding principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than January 26, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

See Part II, Item 8 for an index to the Registrant’s financial statements and supplementary data.

(2)	Financial Statement Schedules

None applicable.

(3)	Exhibits

The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

2.1	Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation, incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated July 12, 2005.
2.2	First Amendment to Purchase Agreement, dated November 30, 2005, by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated November 30, 2005 (the “2005 November 8-K”).
2.3	Assignment and Assumption Agreement, dated October 22, 2005, by and between American Pacific Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 2.3 of the 2005 November 8-K.
2.4	Amended and Restated Assignment and Assumption Agreement, dated November 30, 2005, by and between American Pacific Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 2.4 of the 2005 November 8-K.
2.5	Unconditional Guaranty of Payment and Performance, dated November 30, 2005, for the benefit of Aerojet-General Corporation and Aerojet Fine Chemicals, LLC, incorporated by reference to Exhibit 2.5 of the 2005 November 8-K.
3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant’s Registration Statement on Form S-14 (File No. 2-70830), (the “S-14”).
3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3B to the S-14.
3.3	Amendments to Registrant’s By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated November 9, 1999.
3.4	Certificate of Amendment of the By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated September 12, 2006.
3.5	Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (File No. 33-52196) (the “S-3”).
3.6	Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the S-3.
4.1	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-53449) (the “1998 S-8”).
4.2	Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.
4.3	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-104732) (the “2003 S-8”).
4.4	Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.3 to the 2003 S-8.
4.5	American Pacific Corporation Amended and Restated 2002 Directors Stock Option Plan (the “2002 Plan”), incorporated by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K dated September 13, 2005.
4.6	Form of Option Agreement under the 2002 Plan, incorporated by reference to Exhibit 4.4 to the 2003 S-8.
4.7	Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated August 6, 1999 (the “Form 8-A”).
4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.
10.1	Employment agreement dated January 1, 2002, between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”).
10.2	Employment agreement dated January 1, 2002, between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.2 to the Registrant’s 2002 10-K.
10.3	Employment agreement dated December 1, 2005, between the Registrant and Seth Van Voorhees, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A dated September 13, 2006 (the “2006 8-K/A”).

10.4	Interim employment agreement dated March 27, 2006, between the Registration and Dana M. Kelley, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2006 (the “2006 March 10-Q”).
*10.5	Employment agreement dated October 15, 2006, between the Registrant and Joseph Carleone.
10.6	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”).
*10.7	Ampac Fine Chemicals LLC Pension Plan for Bargaining Employees.
*10.8	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees.
10.9	The Ampac Fine Chemicals LLC Bargaining Unit 401(k) Plan, incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (File No. 333-131945).
10.10	Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.
10.11	Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.
10.12	Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-2 (File No. 33-36664) (the “1990 S-2”).
10.13	Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.
10.14	Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.
10.15	Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “1998 March 10-Q”).
10.16	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).
10.17	Modification No. 3 dated April 5, 2006, to Long-Term Pricing Agreement between Alliant Techsystems Incorporated (“ATK”) (formerly known as Thiokol Propulsion) and the Registrant, incorporated by reference to Exhibit 10.1 to the 2006 March 10-Q.
10.18	Partnershipping Agreement between ATK and Western Electrochemical Company and letter dated November 24, 1997, from the Registrant to ATK and revised Exhibit B with respect thereto, incorporated by reference to Exhibit 10.2 to the 1998 March 10-Q.
10.19	Articles of Organization of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”).
10.20	Operating Agreement of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.13 to the 2003 10-K.
10.21	First Lien Credit Agreement, dated November 30, 2005, by and among American Pacific Corporation as borrower, the domestic subsidiaries of American Pacific Corporation as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain lending parties specified therein, incorporated by reference to Exhibit 10.1 of the 2005 November 8-K.
10.22	Second Lien Credit Agreement, dated November 30, 2005, by and among American Pacific Corporation as borrower, the domestic subsidiaries of American Pacific Corporation as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain lending parties specified therein, incorporated by reference to Exhibit 10.2 of the 2005 November 8-K.
10.23	The Intercreditor Agreement, dated as of November 30, 2005, by and among American Pacific Corporation, the domestic subsidiaries of American Pacific Corporation as may time to time party become a party therein and Wachovia Bank, National Association, in its capacity as administrative agent for the First Lien Obligations, Wachovia Bank, National Association, in its capacity as administrative agent for the Second Lien Obligations and Wachovia Bank, National Association, in its capacity as control agent for the First Lien Administrative Agent and the Second Lien Administrative Agent, incorporated by reference to Exhibit 10.3 of the 2005 November 8-K.
10.24	American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000, incorporated by reference to Exhibit 10.4 of the 2005 November 8-K.

10.25	Ground Lease, dated November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 10.5 of the 2005 November 8-K.
10.26	Master International Swaps and Derivatives Association (“ISDA”) Agreement, between the Registrant and Bank of America, N.A., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, (the “2006 June 10-Q”).
10.27	Schedule No. 1 to Master ISDA Agreement, between the Registrant and Bank of America, N.S., incorporated by reference to the 2006 June 10-Q.
10.28	Schedule No. 2 to Master ISDA Agreement, between the Registrant and Bank of America, N.S., incorporated by reference to the 2006 June 10-Q.
10.29	Form of Indemnification Agreement between the Registrant and all Directors of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for 2000 10-K.
*14	Standards of Business Conduct dated May 9, 2006.
*21	Subsidiaries of the Registrant.
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney, included on signature page.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	See (a)(3) above.

(c)	None applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 10, 2007

AMERICAN PACIFIC CORPORATION
(Registrant)

By:	/s/ JOHN R. GIBSON
John R. Gibson
President & Chief Executive Officer

By:	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial
Officer, and Treasurer, Principal
Financial and Accounting Officer

POWER OF ATTORNEY

American Pacific Corporation and each of the undersigned do hereby appoint John R. Gibson and Dana M. Kelley and each of them severally, its or his true and lawful attorneys, with full power of substitution and resubstitution, to execute on behalf of American Pacific Corporation and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the others.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN R. GIBSON John R. Gibson, Chief Executive Officer, President, and Director	Date: January 10, 2007

/s/ DANA M. KELLEY Dana M. Kelley, Vice President, Chief Financial Officer, and Treasurer; Principal Financial and Accounting Officer	Date: January 10, 2007

/s/ JOSEPH CARLEONE Joseph Carleone, Director	Date: January 10, 2007

/s/ FRED D. GIBSON, JR. Fred D. Gibson, Jr., Director	Date: January 10, 2007

/s/ JAN H. LOEB Jan H. Loeb, Director	Date: January 10, 2007

/s/ BERLYN D. MILLER Berlyn D. Miller, Director	Date: January 10, 2007

/s/ NORVAL F. POHL Norval F. Pohl, Ph.D., Director	Date: January 10, 2007

/s/ C. KEITH ROOKER C. Keith Rooker, Director	Date: January 10, 2007

/s/ DEAN M. WILLARD Dean M. Willard, Director	Date: January 10, 2007

/s/ JANE L. WILLIAMS Jane L. Williams, Director	Date: January 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, which changed its method of accounting for share-based compensation.

As discussed in Note 1 to the consolidated financial statements, on March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, which changed its method of accounting for its 50% equity interest in Energetic Systems, Inc.

/s/  DELOITTE & TOUCHE LLP

Las Vegas, Nevada
January 6, 2007

AMERICAN PACIFIC CORPORATION
Consolidated Balance Sheets
September 30, 2006 and 2005
(Dollars in Thousands)

	2006	2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$6,872	$37,213
Accounts Receivable	19,474	12,572
Notes Receivable	7,510	-
Inventories	39,755	13,818
Prepaid Expenses and Other Assets	1,845	1,365
Deferred Income Taxes	1,887	834

Total Current Assets	77,343	65,802
Property, Plant and Equipment, Net	119,746	15,646
Intangible Assets, Net	14,237	9,763
Deferred Income Taxes	21,701	19,312
Other Assets	6,428	4,477

TOTAL ASSETS	$239,455	$115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$11,158	$5,231
Accrued Liabilities	11,257	2,786
Employee Related Liabilities	4,600	2,023
Environmental Remediation Reserves	1,631	4,967
Deferred Revenues	5,683	792
Current Portion of Debt	9,593	768

Total Current Liabilities	43,922	16,567
Long-Term Debt	97,771	-
Environmental Remediation Reserves	15,880	15,620
Pension Obligations and Other Long-Term Liabilities	9,998	8,144

Total Liabilities	167,571	40,331

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - No par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $.10 par value; 20,000,000 shares authorized, 9,359,041 and 9,331,787 issued	933	932
Capital in Excess of Par Value	86,724	86,187
Retained Earnings	2,312	6,206
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,103)	(1,674)

Total Shareholders’ Equity	71,884	74,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,455	$115,000

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Operations
For the Years Ended September 30, 2006, 2005, and 2004
(Dollars in Thousands, Except per Share Amounts)

	2006	2005	2004

Revenues	$141,904	$67,813	$51,458
Cost of Revenues	97,043	43,916	34,402

Gross Profit	44,861	23,897	17,056
Operating Expenses	38,202	21,805	18,980
Environmental Remediation Charges	3,600	22,400	-

Operating Income (Loss)	3,059	(20,308)	(1,924)
Interest and Other Income	1,069	1,398	693
Interest Expense	11,431	-	-

Loss from Continuing Operations before Income Tax	(7,303)	(18,910)	(1,231)
Income Tax Benefit	(4,300)	(8,367)	(2,160)

Income (Loss) from Continuing Operations	(3,003)	(10,543)	929
Loss from Discontinued Operations, Net of Tax	(891)	(702)	(557)
Extraordinary Gain, Net of Tax	-	1,554	-
Cumulative Effect of Accounting Change, Net of Tax	-	-	(769)

Net Loss	$(3,894)	$(9,691)	$(397)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.41)	$(1.45)	$0.13
Loss from Discontinued Operations, Net of Tax	(0.12)	(0.09)	(0.08)
Extraordinary Gain, Net of Tax	-	0.21	-
Cumulative Effect of Accounting Change, Net of Tax	-	-	(0.10)

Net Loss	$(0.53)	$(1.33)	$(0.05)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.41)	$(1.45)	$0.13
Loss from Discontinued Operations, Net of Tax	(0.12)	(0.09)	(0.08)
Extraordinary Gain, Net of Tax	-	0.21	-
Cumulative Effect of Accounting Change, Net of Tax	-	-	(0.10)

Net Loss	$(0.53)	$(1.33)	$(0.05)

Weighted Average Shares Outstanding:
Basic	7,305,000	7,294,000	7,281,000
Diluted	7,305,000	7,294,000	7,328,000

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended September 30, 2006, 2005 and 2004
(Dollars in Thousands)

	Common
	Shares
	Outstanding,	Par				Accumulated	Total
	Net of	Value of	Capital in			Other	Stock-
	Treasury	Common	Excess of	Retained	Treasury	Comprehensive	holders’
	Shares	Stock	Par Value	Earnings	Stock	Loss	Equity

BALANCES, October 1, 2003	7,242,829	$898	$83,554	$16,180	$(14,230)	$(1,568)	$84,834
							-
Comprehensive Income (Loss):
Net Loss				(397)			(397)
Additional Minimum Pension
Liability, Net of Tax						373	373

Total Comprehensive Loss							(24)

Issuance of Common Stock	49,088	34	2,257				2,291
Reclassification of Warrants				3,569			3,569
Dividends				(3,080)			(3,080)
Equity Investment Consolidation				(375)			(375)
Tax Benefit From Stock Options			337				337
Treasury Stock Acquired					(2,752)		(2,752)

BALANCES, September 30, 2004	7,291,917	932	86,148	15,897	(16,982)	(1,195)	84,800

Comprehensive Income (Loss):
Net Loss				(9,691)			(9,691)
Currency Translation						7	7
Additional Minimum Pension
Liability, Net of Tax						(486)	(486)

Total Comprehensive Loss							(10,177)

Issuance of Common Stock	5,000		24				24
Tax Benefit From Stock Options			15				15

BALANCES, September 30, 2005	7,296,917	932	86,187	6,206	(16,982)	(1,674)	74,669

Comprehensive Income (Loss):
Net Loss				(3,894)			(3,894)
Currency Translation						15	15
Additional Minimum Pension
Liability, Net of Tax						556	556

Total Comprehensive Loss							(3,338)

Issuance of Common Stock	27,254	1	157				158
Tax Benefit From Stock Options			21				21
Share-based Compensation			359				359

BALANCES, September 30, 2006	7,324,171	$933	$86,724	$2,312	$(16,982)	$(1,103)	$71,884

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2006, 2005 and 2004
(Dollars in Thousands)

	2006	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(3,894)	$(9,691)	$(397)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	20,181	5,639	5,424
Non-cash interest expense	3,967	-	-
Share-based compensation	359	-	-
Deferred income taxes	(3,442)	(8,241)	(1,598)
Tax benefit from stock option exercises	21	15	337
Gain on sale of assets	(610)	-	-
Extraordinary gain, net	-	(1,554)	-
Cumulative effect of accounting change, net	-	-	769
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	9,437	(4,070)
Inventories	(11,821)	2,156	1,331
Prepaid expenses	(1,131)	-	-
Accounts payable and accrued liabilities	6,860	41	(1,025)
Deferred revenues	975	-	-
Environmental remediation reserves	(3,076)	20,587	-
Pension obligations, net	650	926	(384)
Discontinued operations, net	1,287	(31)	1,037
Other	299	(131)	(24)

Net Cash Provided by Operating Activities	9,490	19,153	1,400

Cash Flows from Investing Activities:
Acquisition of businesses	(108,011)	(4,505)	-
Capital expenditures	(15,018)	(1,686)	(470)
Proceeds from sale of assets	2,395	-	-
Discontinued operations, net	(411)	212	(998)

Net Cash Used in Investing Activities	(121,045)	(5,979)	(1,468)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	-	-
Payments of long-term debt	(678)	-	-
Debt issuance costs	(3,119)	-	-
Issuance of common stock	158	24	2,291
Treasury stock acquired	-	-	(2,752)
Dividends	-	-	(3,080)
Discontinued operations, net	(147)	238	246

Net Cash Provided (Used) by Financing Activities	81,214	262	(3,295)

Net Change in Cash and Cash Equivalents	(30,341)	13,436	(3,363)
Cash and Cash Equivalents, Beginning of Year	37,213	23,777	27,140

Cash and Cash Equivalents, End of Year	$6,872	$37,213	$23,777

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended September 30, 2006, 2005 and 2004
(Dollars in Thousands)

	2006	2005	2004

Cash Paid (Refunded) For:
Interest	$7,376	$-	$-
Income taxes	407	-	551
Non-Cash Transactions:
Issuance of Seller Subordinated Note, net of discount	$19,400	$-	$-
AFC Earnout Payment due seller (included in accrued liabilities)	6,000	-	-
Capital leases originated	527	-	-
Initial consolidation of ESI under FIN 46(R) -
Fair value of assets	-	-	11,958
Fair value of liabilities	-	-	3,231
Reclassification of warrants	-	-	3,569

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
(Dollars in Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  Our consolidated financial statements include the accounts of American Pacific Corporation, our wholly-owned subsidiaries, and variable interest entities. In connection with our acquisition of the fine chemicals business (the “AFC Business”) of GenCorp, Inc. (“GenCorp”), through the purchase of substantially all the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities, we began consolidating our newly-formed, wholly-owned subsidiary, Ampac Fine Chemicals (“AFC”) on November 30, 2005 (see Note 2). All significant intercompany accounts have been eliminated.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries.”

Prior to March 31, 2004, we treated our 50% equity interest in the Energetic System (“ESI”) joint venture as an unconsolidated operation whose financial performance was accounted for using the equity method and disclosed, but not consolidated in our financial results. However under FIN 46(R), we are required to consolidate the ESI joint venture due to a number of factors including our majority ownership of the joint venture’s debt securities.

We consolidated the ESI joint venture as of March 31, 2004. We reported a cumulative effect of an accounting change of $769 (net of tax benefit of $414) on our 2004 second quarter statement of operations to reflect the loss that we would have incurred had the ESI joint venture been consolidated since its inception. The consolidation of the ESI joint venture significantly changed various line items of our balance sheet, statement of operations and cash flow presentations as compared to financial presentations in earlier reports.

In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals operating segment. Effective September 30, 2006, we completed the sale of our interest in ESI. (See Note 14).

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant uncertainties exist include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results may differ from estimates on which our consolidated financial statements were prepared.

Revenue Recognition:  Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Certain products shipped by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize the revenue from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.

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

Environmental Remediation:  We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. When the available information is sufficient to estimate the amount of the liability, that estimate is used. When the information is only sufficient to estimate a range of probable liability, and no amount within the range is more likely than the other, the low end of the range is used. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.

We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recovery of the amounts are probable.

Related Party Transactions:  Accounts Receivable at September 30, 2004, includes $45 related to an interest bearing demand note from our former Chairman (see Note 4). Our other related party transactions generally fall into the following categories; payments of professional fees to firms affiliated with certain members of our Board, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2006, 2005 and 2004, such transactions totaled approximately $83, $97, and $200.

Cash and Cash Equivalents:  All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair Value Disclosure of Financial Instruments:  We estimate the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. We estimate that the fair value of our long-term debt approximates its carrying value because these debt instrument bear interest at a variable rate which resets quarterly based on the then market rate.

Concentration of Credit Risk:  Financial instruments that have potential concentrations of credit risk include cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high quality credit institutions. Our accounts receivable have concentration risk because significant amounts relate to customers in the aerospace and defense or pharmaceutical industries. From time to time we make sales to a customer that exceeds 10% of our then outstanding accounts receivable balance. At September 30, 2006, one Aerospace Equipment customer accounted for 13% and three separate Fine Chemicals customers accounted for 23%, 13% and 12% of our consolidated trade accounts receivable. At September 30, 2005, no single customer exceeded 10% of our consolidated trade accounts receivable.

Inventories:  Inventories are stated at the lower of cost or market. Inventoried costs include materials, labor and manufacturing overhead. General and administrative costs are expensed as incurred. Raw materials cost of the specialty chemicals segment inventories is determined on a moving average basis. We provide reserves for obsolete inventories if inventory quantities exceed our estimates of future demand. At September 30, 2006 and 2005, we had no reserve for obsolete inventories.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated productive lives of the assets of 3 to 10 years for machinery and equipment, 8 to 31 years for buildings and improvements, and 5 to 14 years for land improvements.

Intangible Assets:  Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated period of benefit of 1 to 10 years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Impairment of Long-Lived Assets:  We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If we determine that an asset is not recoverable, then we would record an impairment charge if the carrying value of the assets exceeds its fair value.

Earnings (Loss) Per Share:  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average shares outstanding plus the dilutive effect of common share equivalents, which is computed using the treasury stock method.

Foreign Currency:  We acquired foreign operations in the United Kingdom (“U.K.”) with our ISP Acquisition in October 2004 (See Note 2). We translate our foreign subsidiary’s assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average exchange rate for the year. Foreign currency translation gains or loss are reported as cumulative currency translation adjustments as a component of stockholders’ equity. Gains or losses resulting from transactions in foreign currencies are reported as other expenses and are not material for all years presented.

Recently Issued or Adopted Accounting Standards:  In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement was effective for us on October 1, 2005 and had no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. This statement was effective for us on October 1, 2005; see Note 3 for additional information.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 will be recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued Statement No. 158 (SFAS 158) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective for the Company as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective at the end of fiscal years ending after December 15, 2006. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements.

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

The total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
Earnout Adjustment	5,000
Other direct acquisition costs	4,348

Total purchase price	$133,411

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

Earnout and EBITDAP Adjustments – The acquisition agreements include a reduction of the purchase price if AFC did not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we received $1,000 from GenCorp. In addition to the amounts paid at closing, the purchase price was subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ending September 30, 2006. If the full Earnout Adjustment became payable to GenCorp, the EBITDAP Adjustment also became refundable to GenCorp. During the year ended September 30, 2006, the AFC financial performance target was exceeded. Accordingly, we recorded a $6,000 payable to GenCorp as of September 30, 2006 (classified as accrued liabilities) comprised of the $5,000 Earnout Payment and the $1,000 refund of the EBITDAP Adjustment.

Direct Acquisition Costs – The Company estimates its total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $4,348.

In connection with the AFC Business acquisition, we entered into Credit Facilities and a Seller Subordinated Note, each discussed in Note 6. The total purchase price was funded with net proceeds from the Credit Facilities of $81,881, the Seller Subordinated Note of $25,500 and existing cash.

This acquisition is being accounted for using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. The allocation of the purchase price and the related determination of the useful lives of acquired assets are preliminary and subject to change based on a final valuation of the assets acquired and liabilities assumed. The allocation is preliminary pending completion of fixed asset and intangible asset appraisals and the actuarial calculation of the defined benefit pension plan obligation. We have engaged outside consultants to assist in the allocation of the purchase price. We have received a draft of the valuation report from the consultants and are in the process of reviewing the report and the related assumptions. We expect that the purchase price allocations will be completed during our first quarter of fiscal 2007. Changes, if any, to our preliminary allocations would result in reclassifications between property, plant and equipment and intangibles or adjustments to the related expected remaining useful lives.

The preliminary allocation of the purchase price is comprised of the following:

Historical book value of Aerojet Fine Chemicals as of November 30, 2005	$93,181
Less liabilities not acquired
Payable to GenCorp	24,916
Cash overdraft	3,761

Adjusted historical book value of Aerojet Fine Chemicals as of November 30, 2005	121,858
Estimated fair value adjustments relating to:
Inventories	(84)
Prepaid expenses	(29)
Property, plant and equipment	(353)
Customer relationships, average life of 5.5 years	9,930
Backlog, average life of 1.5 years	3,300
Accrued liabilities	651
Pension assets / liabilities	(1,823)
Other	(39)

$133,411

Intangible assets, consisting of customer relationships and existing customer backlog, have definite lives and will be amortized over their estimated useful lives using the straight-line method.

The following pro forma information has been prepared from our historical financial statements and those of the AFC Business. The unaudited pro forma information gives effect to the combination as if it had occurred on October 1, 2004.

	2006	2005

Revenues	$160,146	$132,257
Loss from Continuing Operations	(4,814)	(20,283)
Net Loss	(5,705)	(19,431)
Basic and Diluted Loss per Share:
Loss from continuing Operations	$(0.66)	$(2.78)
Net Loss	(0.78)	(2.66)

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

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of September 30, 2006, there were 39,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside Directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of September 30, 2006, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

A summary of our outstanding and vested stock option activity for the year ended September 30, 2006 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, October 1, 2005	523,500	$7.08	143,750	$3.06
Granted	37,500	4.21	37,500	2.00
Vested	-	-	(142,500)	2.95
Exercised	(25,500)	6.17	-	-
Expired / Cancelled	(20,000)	6.34	(20,000)	2.90

Balance, September 30, 2006	515,500	6.95	18,750	1.95

A summary of our exercisable stock options as of September 30, 2006 is as follows:

Number of vested stock options	496,750
Weighted average exercise price per share	$7.47
Aggregate intrinsic value	$344
Weighted average remaining contractual term in years	7.34

We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

The following stock option information is as of September 30:

	2006	2005	2004

Weighted average grant date fair value per share of options granted	$2.00	$3.00	$4.18
Significant fair value assumptions:
Expected term in years	5.25	4.50	4.50
Expected volatility	47.0%	50.0%	50.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rates	4.4%	3.9%	3.0%
Total intrinsic value of options exercised	$54	$12	$908
Aggregate cash received for option exercises	$158	$24	$2,291
Total compensation cost (included in operating expenses)	$359	$-	$-
Tax benefit recognized	141	-	-

Net compensation cost	$218	$-	$-

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$6
Weighted-average years to be recognized	0.2

SFAS No. 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method. Had share-based compensation costs been recorded prior to the year ended September 30, 2006, the effect on our net income and earnings per share would have been as follows for the years ended September 30:

	2005	2004

Net loss, as reported	$(9,691)	$(397)
Pro forma compensation, net of tax	(324)	(167)

Pro forma net loss	$(10,015)	$(564)

Basic loss per share:
As reported	$(1.33)	$(0.05)
Pro Forma	$(1.37)	$(0.08)
Diluted loss per share
As reported	$(1.33)	$(0.05)
Pro forma	$(1.37)	$(0.08)

4.	BALANCE SHEET DATA

The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2006	2005

Accounts Receivable:
Trade Receivables	$17,438	$8,001
Unbilled Receivables	1,985	4,300
Employee and Other Receivables	51	271

Total	$19,474	$12,572

Unbilled receivables represent unbilled costs and accrued profits related to revenues recognized on contracts that we account for using the percentage-of-completion method. Substantially all of these amounts are expected to be billed or invoiced within the next 12 months. We assess the collectibility of our accounts receivable based on historical collection experience and provide allowances for estimated credit losses. Typically, our customers consist of large corporations, many of which are government contractors procuring products from us on behalf of or for the benefit of government agencies. At September 30, 2006, and 2005, we recorded no bad debt allowance.

	2006	2005

Inventories:
Finished goods	$7,170	$2,475
Work-in-progress	20,196	2,940
Raw materials and supplies	12,664	8,403
Allowance for obsolete inventory	(275)	-

Total	$39,755	$13,818

Property, Plant and Equipment:
Land	$3,116	$391
Buildings and improvements	39,566	4,803
Machinery and equipment	99,097	25,317
Construction in progress	3,517	1,152

Total Cost	145,296	31,663
Less: accumulated depreciation	(25,550)	(16,017)

Total	$119,746	$15,646

Depreciation expense for continuing operations was approximately $11,525, $1,739, and $1,524 for the years ended September 30, 2006, 2005 and 2004, respectively.

5.	INTANGIBLE ASSETS

We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following as of September 30:

	2006	2005

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(33,280)	(29,380)

	5,417	9,317

Customer relationships and backlog	13,230	-
Less accumulated amortization	(4,756)	-

	8,474	-

Pension-related intangible	346	446

Total	$14,237	$9,763

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $3,900 for each of the three years ended September 30, 2006, 2005 and 2004.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

In connection with our acquisition of the AFC Business, we acquired intangible assets with preliminary estimated fair values of $9,930 for customer relationships and $3,300 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the year ended September 30, 2006 was $4,756.

Estimated future amortization expense for our intangible assets, excluding the pension-related intangible is as follows:

Years ending September 30:
2007	$8,541
2008	4,024
2009	2,507
2010	2,507
2011	1,182

Total	$18,761

6.	DEBT

Our outstanding debt balances consist of the following as of September 30:

	2006	2005

Credit Facilities:
First Lien Term Loan, 9.37%	$64,350	$-
First Lien Revolving Credit, 9.37%	-	-
Second Lien Term Loan plus accrued PIK Interest of $170, 14.37%	20,170	-
Subordinated Seller Note plus accrued PIK Interest of $2,226, 10.42%,
Net of Discount of $5,424	22,304	-
Capital Leases	540	-
ESI Debt - Discontinued Operations	-	768

Total Debt	107,364	768
Less Current Portion	(9,593)	(768)

Total Long-term Debt	$97,771	$-

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

The Second Lien Credit Facility provides for term loans in the aggregate principal amount of $20,000 with all principal and accrued payment-in-kind (“PIK”) interest due on November 30, 2011. We are required to pay a premium for certain prepayments, if any, of the Second Lien Credit Facility made before November 30, 2008.

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Alternate Base Rate (as defined in the Credit Facilities) or LIBOR Rate (as defined in the Credit Facilities) plus, in each case, an applicable margin. Under the First Lien Credit Facility such margin is tied to our total leverage ratio. A portion of the interest payment due under the Second Lien Credit Facility will accrue as PIK interest and is added to the then outstanding principal. In addition, under the revolving credit facility, we will be required to pay (i) a commitment fee in an amount equal to the applicable percentage per annum on the average daily unused amount of the revolving commitments and (ii) other fees related to the issuance and maintenance of the letters of credit issued pursuant to the letters of credit sub-facility. Additionally, we will be required to pay to the administrative agent certain agency fees.

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

Financial covenants under the Credit Facilities include quarterly requirements (which vary from period to period as defined in the Credit Facilities) for Total Leverage Ratio, First Lien Coverage Ratio, Fixed Charge Coverage Ratio, Consolidated Capital Expenditures and minimum Consolidated EBITDA. As of September 30, 2006, the most restrictive covenants, which are under the First Lien Credit Facility, were Total Leverage Ratio of 3.75:1.0 and First Lien Coverage Ratio of 2.75:1.0. The Credit Facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Credit Facilities prior to their stated maturity and the commitments under the First Lien Credit Facility may be terminated.

On November 30, 2005, we borrowed $65,000 under the First Lien Credit Facility term loan and $20,000 under the Second Lien Credit Facility. Net proceeds of $81,881, after debt issuance costs of $3,119, were used to fund a portion of the AFC Business acquisition price. Debt issue costs are classified as other assets and are amortized over the term of the Credit Facilities using the interest method.

As of September 30, 2006, we had no outstanding borrowings under the First Lien revolving credit line. As of September 30, 2006, we were in compliance with the various covenants contained in the Credit Facilities.

Seller Subordinated Note:  In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured seller subordinated note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrues PIK Interest at a rate equal to the three – month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. All principal and accrued and unpaid PIK Interest will be due on November 30, 2012. Subject to the terms of the Credit Facilities, we may be required to repay up to $6,500 of the note and accrued PIK Interest thereon after September 30, 2007. The note is subordinated to the senior debt under or related to the Credit Facilities, our other indebtedness in respect to any working capital, revolving credit or term loans, or any other extension of credit by a bank or insurance company or other financial institution, other indebtedness relating to leases, indebtedness in connection with the acquisition of businesses or assets, and the guarantees of each of the previously listed items, provided that the aggregate principal amount of obligations of the Company or any of our Subsidiaries shall not exceed the greater of (i) the sum of (A) the aggregate principal amount of the outstanding First Lien Obligations (as such term is defined in the Intercreditor Agreement referred to in the Credit Facilities) not in excess of $95,000 plus (B) the aggregate principal amount of the outstanding Second Lien Obligations (as defined in the Intercreditor Agreement) not in excess of $20,000, and (ii) an aggregate principal balance of Senior Debt (as defined in the note) which would not cause the Company to exceed as of the end of any fiscal quarter a Total Leverage Ratio of 4.50 to 1.00 (as such term is defined in, and as such ratio is determined under, the First Lien Credit Facility) (disregarding any obligations in respect of Hedging Agreements (as defined in the First Lien Credit Facility) constituting First Lien Obligations or Second Lien Obligations or any increase in the amount of the Senior Debt resulting from any payment-in-kind interest added to principal each to be disregarded in calculating the aggregate principal amount of such obligations).

Principal maturities (excluding accrued PIK interest and the discount recorded for the Seller Subordinated Note) for term loans under the Credit Facilities and the Seller Subordinated Note are as follows:

Years ending September 30:
2007	$9,595
2008	12,712
2009	5,843
2010	32,431
2011	10,811
Thereafter	39,000

Total	$110,392

Letters of Credit:  As of September 30, 2006, we had $2,531 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Interest Rate Swap Agreements:  In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $42,175 at September 30, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We record an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which is recorded as other long-term liabilities was $314.

7.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ending September 30:

	2006	2005	2004

Income (Loss) from Continuing Operations	$(3,003)	$(10,543)	$929

Basic:
Weighted Average Shares	7,305,000	7,294,000	7,281,000

Diluted:
Weighted Average Shares, Basic	7,305,000	7,294,000	7,281,000
Dilutive Effect of Stock Options	-	-	47,000

Weighted Average Shares, Diluted	7,305,000	7,294,000	7,328,000

Basic Earnings (Loss) per Share from Continuing Operations	$(0.41)	$(1.45)	$0.13
Diluted Earnings (Loss) per Share from Continuing Operations	$(0.41)	$(1.45)	$0.13

As of September 30, 2006 and 2005, we had 515,500 and 523,500, respectively, antidilutive options outstanding. The stock options are antidilutive because we are reporting a loss from continuing operations and the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable and our stock price increases.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock and Purchase Rights:  We have authorized 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, and 125,000 shares have been designated as Series B. At September 30, 2006 and 2005, no shares of preferred stock are issued and outstanding.

On August 3, 1999, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preference share purchase right (a “Right”) for each outstanding share of our Common Stock, par value $0.10 per share (the “Common Shares”). The dividend was paid to stockholders of record on August 16, 1999. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series D Participating Preference Stock, par value $1.00 per share, at a price of $24.00 per one one-hundredth of a Preference Share, subject to adjustment under certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 3, 1999, between us and American Stock Transfer & Trust Company, as Rights Agent. The Rights may also, under certain conditions, entitle the holders (other than any Acquiring Person, as defined), to receive our Common Stock, Common Stock of an entity acquiring us, or other consideration, each having a market value of two times the exercise price of each Right.

Three hundred and fifty-thousand (350,000) Preference Shares have been designated as Series D Preference Shares and are reserved for issuance under the Plan. The Rights are redeemable at a price of $0.001 per Right under the conditions provided in the Plan. If not exercised or redeemed (or exchanged by us), the Rights expire on August 2, 2009.

Warrants:  In February 1992, we issued $40,000 in Azide Notes with Warrants. The remaining principal balance of the outstanding Azide Notes was repurchased in 1998. The Warrants granted the right to purchase a maximum of 2,857,000 shares of Common Stock at an exercise price of $14.00 per share. We accounted for the proceeds of the financing applicable to the Warrants as temporary capital. The value assigned to the Warrants was determined in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and was based upon the relative fair value of the Warrants and indebtedness at the time of issuance. The Warrants expired on December 31, 2003 and the amount of the Warrants was transferred to retained earnings on their expiration.

Dividend and Share Repurchase Program:  In January 2003, our Board of Directors approved a Dividend and Stock Repurchase Program (the “Program”) which is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our Common Stock. In accordance with the provisions of the Program, on December 18, 2003, our Board of Directors declared a cash dividend of $0.42 per share to stockholders of record on December 29, 2003 for fiscal 2003. The total amount of the cash dividend paid in January 2004 was $3,080. By reason of the application of the program formula, no dividends were paid for fiscal 2004 and 2005. In November 2005, we entered into First and Second Lien Credit Facilities which substantially limits our ability to pay dividends after that date and while borrowings are outstanding under these facilities. In compliance with the Credit Facilities, no dividends were paid in fiscal 2006.

9.	INCOME TAXES

The components of the income tax benefit for continuing operations are as follows for the years ended September 30:

	2006	2005	2004

Current	$(1,179)	$(507)	$(526)
Deferred	(3,121)	(7,860)	(1,634)

Income tax benefit	$(4,300)	$(8,367)	$(2,160)

Deferred tax assets are comprised of the following at September 30:

	2006	2005

Deferred tax assets:
Property	$3,546	$5,763
Intangible assets	6,216	3,951
Pension obligations	2,167	2,095
Environmental remediation reserves	9,613	7,707
Tax credits and carryforwards	785	842
Accrued expenses	1,284	596
Inventory capitalization	652	477
Other	803	-

Subtotal	25,066	21,431
Valuation allowance	(785)	(431)

Deferred tax assets	24,281	21,000

Deferred tax liabilities:
Prepaid expenses	(586)	(239)
Other	(107)	(615)

Deferred tax liabilities	(693)	(854)

Net deferred tax assets	$23,588	$20,146

As of September 30, 2006 and 2005, respectively, we have aggregate operating loss carryforwards of $6,413 and $6,398 for certain U.S. states and $1,649 and $619 for the U.K. We do not anticipate future taxable income in these states or the U.K., and accordingly have provided valuation allowances of $785 and $431 as of September 30, 2006 and 2005, respectively. We have not provided U.S. federal income benefit for the U.K. because we intend to permanently reinvest any earnings from the U.K.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate from continuing operations is as follows for the years ended September 30:

	2006	2005	2004

Federal income tax at the statutory rate	(35.0%)	(35.0%)	(35.0%)
State income tax, net of federal benefit	(3.1%)	(2.5%)	(4.1%)
Nondeductible expenses	1.0%	0.6%	3.7%
Valuation allowance	1.8%	1.3%	40.0%
Change in state income tax rate	(13.7%)	0.0%	0.0%
Basis differences in partnerships	(5.6%)	0.0%	0.0%
Change in deferred tax liability estimate	0.0%	0.0%	(168.7%)
Other	(4.3%)	(8.6%)	(11.4%)

Effective tax rate	(58.9%)	(44.2%)	(175.5%)

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

10.	EMPLOYEE BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment Segment; the American Pacific Corporation Defined Benefit Pension Plan (“Ampac Plan”), the Ampac Fine Chemical LLC Pension Plan for Salaried Employees (“AFC Salaried Plan”), and the Ampac Fine Chemical LLC Pension Plan for Bargaining Unit Employees (“AFC Bargaining Plan”). Collectively, these three plans are referred to as the “Pension Plan”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In addition, we have a supplemental executive retirement plan (“SERP”) that includes our former and current Chief Executive Officer. We use a measurement date of September 30 to account for our Pension Plans and SERP.

We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for AFC and Aerospace Equipment U.S. employees. In addition, we make a profit sharing contribution for Aerospace Equipment U.S. employees. We made total contributions of $678 and $204 to the 401(k) Plans during the years ended September 30, 2006 and 2005, respectively.

We provide healthcare and life insurance benefits to substantially all of our employees.

The tables below provide relevant financial information about the Pension Plan and SERP as of and for the fiscal years ended September 30:

	Pension Plan		SERP
	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit obligation, beginning of year	$31,249	$27,099	$2,498	$2,540
Business acquired, AFC	4,464	-	-	-
Service cost	1,863	1,072	-	-
Interest cost	2,024	1,653	140	148
Actuarial (gains) losses	(312)	2,263	(148)	(64)
Benefits paid	(874)	(838)	(126)	(126)

Benefit obligation, end of year	38,414	31,249	2,364	2,498

Change in Plan Assets:
Fair value of plan assets, beginning of year	18,658	16,654	-	-
Business acquired, AFC	3,889	-	-	-
Actual return on plan assets	1,516	1,251	-	-
Employer contributions	1,835	1,591	126	126
Benefits paid	(874)	(838)	(126)	(126)

Fair value of plan assets, end of year	25,024	18,658	-	-

Reconciliation of Funded Status:
Funded status	(13,390)	(12,591)	(2,364)	(2,498)
Unrecognized net actuarial losses	8,477	9,098	365	537
Unrecognized prior service costs	289	347	57	99

Net amount recognized	$(4,624)	$(3,146)	$(1,942)	$(1,862)

Amounts Recognized:
Accrued benefit liabilities	$(6,558)	$(5,646)	$(2,364)	$(2,498)
Prepaid benefit costs	209	-	-	-
Intangible assets	289	347	57	99
Accumulated other comprehensive loss before tax	1,436	2,153	365	537

Net amount recognized	$(4,624)	$(3,146)	$(1,942)	$(1,862)

The table below provides data for our defined benefit plans as of September 30:

	2006	2005

Plan Assets:
Ampac Plan	$21,112	$18,657
AFC Salaried Plan	2,354	-
AFC Bargaining Plan	1,558	-
Accumulated Benefit Obligation:
Ampac Plan	26,261	24,304
AFC Salaried Plan	2,628	-
AFC Bargaining Plan	1,372	-
Projected Benefit Obligation:
Ampac Plan	33,340	31,249
AFC Salaried Plan	3,702	-
AFC Bargaining Plan	1,372	-

Pension Plan assets include no shares of our common stock. Through consultation with investment advisors, expected long-term returns for each of the plans’ targeted asset classes were developed. Several factors were considered, including current market data such as yields/price-earnings ratios, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted average expected return was calculated. The actual and target asset allocation for the Pension Plan is as follows at September 30:

	Target	Actual
	2006	2006	2005

Equity securities	70%	62%	62%
Debt securities	30%	27%	14%
Other	0%	11%	24%

Total	100%	100%	100%

Net periodic pension expense is comprised of the following for the years ended September 30:

		Pension Plan			SERP
	2006	2005	2004	2006	2005	2004

Net Periodic Pension Cost:
Service cost	$1,863	$1,072	$944	$-	$-	$18
Interest cost	2,024	1,653	1,466	140	148	183
Expected return on plan assets	(1,791)	(1,364)	(1,165)	-	-	-
Recognized actuarial losses	584	464	474	24	30	29
Amortization of prior service costs	58	58	58	43	43	43

Net periodic pension cost	$2,738	$1,883	$1,777	$207	$221	$273

Actuarial Assumptions:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

During the year ending September 30, 2007, we expect to contribute $3,620 to the Pension Plan and $126 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

	Pension Plan	SERP

Years ending September 30:
2007	$1,214	$126
2008	1,268	307
2009	1,304	307
20010	1,358	307
2011	1,403	307
2012-2016	7,833	1,533

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases:  We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2011. Total rental expense under operating leases was $981, $741, and $570 for the years ended September 30, 2006, 2005, and 2004, respectively.

Estimated future minimum lease payments under operating leases as of September 30, 2006, are as follows:

Years ending September 30:
2007	$1,013
2008	904
2009	526
2010	76
2011	4
Thereafter	-

Total	$2,523

Purchase Commitments:  Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2006, we had no material purchase commitments.

Employee Agreements:  We have entered into employment contracts with our Chief Executive Officer and Chief Financial Officer, each with initial durations of three years. Significant contract provisions include annual base salaries, health care benefits, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we may terminate employment. If we terminate these officers without cause, then we are obligated to pay severance benefits specified in the contracts. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements are $4,108.

Effective March 25, 2006, the employment of Dr. Seth Van Voorhees, as our Chief Financial Officer, Vice President and Treasurer, terminated. Dr. Van Voorhees was employed by us pursuant to an employment agreement dated December 1, 2005. Under the employment agreement, if we terminated Dr. Van Voorhees without cause or if Dr. Van Voorhees terminated his employment for good reason, Dr. Van Voorhees was entitled to receive severance payments in the form of salary continuation for three years. In addition, all unvested stock options granted to Dr. Van Voorhees would become fully vested. These severance benefits were not available to him if employment was terminated by us for cause, or if Dr. Van Voorhees terminated his employment without good reason. On December 6, 2006, we reached a settlement with Dr. Van Voorhees under which we will pay Dr. Van Voorhees $600 and the parties shall enter into a standard mutual release. In addition, we shall enter into a consulting agreement with Dr. Van Voorhees, for a period of two years, whereby Dr. Van Voorhees may act as a financial advisor to the Company under customary industry terms.

During the second quarter of 2004, we recorded a charge of $2,000, which is included in operating expenses, for estimated costs relating to the separation from us of our then Chief Financial Officer. The separation charge includes: (i) salary and benefits owed under the terms of an employment agreement and other severance costs, (ii) the present value of the estimated amount payable under the terms of the SERP, and (iii) compensation paid in lieu of compensation that would have been payable to him as a Director.

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

Perchlorate Remediation Project in Henderson, Nevada –

We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “Ampac Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corp (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada from 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history at Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the Ampac Henderson site and down gradient toward the Las Vegas Wash. That investigation and related characterization which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site up to 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the Kerr McGee Henderson Site did materially impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site and this facility has had a significant effect on the load of perchlorate entering Lake Mead over the last 5 years. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

Notwithstanding these facts, and at the direction of NDEP and EPA, we conducted investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation (“ISB”). The technology reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a Work Plan to NDEP for the construction of a Leading Edge Remediation Facility (“Athens System”) near the Ampac Henderson Site. The conditional approval of the Work Plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the Leading Edge and Source Remediation Facilities that will address perchlorate from the Ampac Henderson Site. We commenced construction of the Athens System in July 2005. In June 2006, we began operations of an interim Athens System that is, as of July 2006, reducing perchlorate concentrations in system extracted groundwater in Henderson. The permanent Athens System plant began operation in December 2006. The permanent facility will increase remediation capacity over the temporary facility.

Henderson Site Environmental Remediation Reserve  –

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. During our fiscal 2006, we increased our total cost estimate for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the year ended September 30, 2006 is shown below:

Balance, September 30, 2005	$20,587
Additions or adjustments	3,600
Expenditures	(6,676)

Balance, September 30, 2006	$17,511

DTSC Matters  –

The California Department of Toxic Substances Control (DTSC) contended that the AFC Business’ neutralization or stabilization of several liquid stream processes within a closed loop manufacturing system constitutes treatment of a hazardous waste without the required authorizations from DTSC. We disagree. On September 2, 2005, the DTSC Inspector issued an Inspection Report relevant to the DTSC’s June 2004 inspection of the AFC Business’ facility. The Inspection Report concluded that the referenced activities constitute treatment of hazardous waste and directed Aerojet Fine Chemicals to submit an application for a permit modification to treat hazardous waste.

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

In September 2006, the Governor of California signed AB 2155, legislation sponsored by AFC, which specifically exempts the manufacturing operations described in the Consent Agreement from DTSC’s hazardous waste permitting requirements. The exemption for these operations will take affect on January 1, 2007.

Other AFC Environmental Matters –

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

As part of the agreement to sell the AFC Business, an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by the AFC Business, Aerojet or GenCorp on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.

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

12.	SEGMENT INFORMATION

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

During fiscal 2006, we revised our method to measure segment operating results to a method management believes is a more meaningful measure of segment performance. Effective January 1, 2006, general corporate expenses are not allocated to our operating segments. Effective April 1, 2006, environmental remediation charges are not charged to our operating segments. Other environmental related costs, such as evaluation and on-going compliance at our various facilities continue to be allocated to segment results. Prior to the effective dates, we had included an allocation of corporate expenses to our operating segments and environmental remediation charges were allocated to our Specialty Chemicals segment. All periods presented have been reclassified to reflect our current method to measure segment operating results.

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

In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. The sale was completed effective September 30, 2006. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI, which manufactures and distributes packaged explosives, was formerly reported within our Specialty Chemicals segment (See Note 14).

One perchlorates customer accounted for 18%, 50% and 51% of our consolidated revenues for the years ending September 30, 2006, 2005, and 2004, respectively.

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

We had one Fine Chemicals customer that accounted for 28% of our consolidated revenues for the year ended September 30, 2006.

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

The following provides financial information about our segment operations for the years ended September 30:

	2006	2005	2004

Revenues:
Specialty Chemicals	$46,450	$49,936	$49,459
Fine Chemicals	74,026	-	-
Aerospace Equipment	17,394	12,429	-
Other Businesses	4,034	5,448	1,999

Total Revenues	$141,904	$67,813	$51,458

Segment Operating Income (Loss):
Specialty Chemicals	$14,755	$12,504	$12,232
Fine Chemicals	7,245	-	-
Aerospace Equipment	802	95	-
Other Businesses	264	3,300	316

Total Segment Operating Income (Loss)	23,066	15,899	12,548
Corporate Expenses	(16,407)	(13,807)	(14,472)
Environmental Remediation Charges	(3,600)	(22,400)	-
Interest and Other Income (Expense), Net	(10,362)	1,398	693

Loss from Continuing Operations before Tax	$(7,303)	$(18,910)	$(1,231)

Depreciation and Amortization:
Specialty Chemicals	$5,149	$5,080	$4,908
Fine Chemicals	14,379	-	-
Aerospace Equipment	93	16	-
Other Businesses	11	20	-
Corporate	549	523	516

Total	$20,181	$5,639	$5,424

Capital Expenditures:
Specialty Chemicals	$816	$1,351	$127
Fine Chemicals	13,486	-	-
Aerospace Equipment	414	236	-
Other Businesses	2	-	-
Corporate	300	99	343

Total	$15,018	$1,686	$470

Assets, at year end:
Specialty Chemicals	$23,934	$29,183	$42,985
Fine Chemicals	158,151	-	-
Aerospace Equipment	9,411	9,865	-
Other Businesses	4	3,850	3,316
Corporate	47,955	72,102	55,275

Total	$239,455	$115,000	$101,576

Substantially all of our operations are located in the United States. Our operations in the U.K. are not material in terms of both operating results and assets. Export sales, consisting mostly of fine chemical and water treatment equipment sales, represent 19% of our consolidated revenues for the year ended September 30, 2006, with no single country accounting for more than 10% of our consolidated revenues. Export sales for the years ended September 30, 2005 and 2004 were less than 10% of consolidated revenues.

13.	INTEREST AND OTHER INCOME

Interest and other income consists of the following:

	2006	2005	2004

Interest Income	$459	$636	$623
Real Estate Partnership Income	580	762	-
Other	30	-	70

	$1,069	$1,398	$693

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

In October 2005, the Partnership sold its interest in Hughes Parkway, which resulted in a net gain and cash distribution to us of $2,395. Concurrent with, and as a condition of, the sale of the Partnership’s interest in Hughes Parkway, we renewed our office space lease through February 2009. We accounted for the transaction as a sale leaseback. Accordingly, we deferred a gain totaling $1,815 representing the present value of future lease payments. We amortize the deferred gain (as a reduction of rental expense), using the straight-line method over the term of the lease. We recognized the remaining gain of $580, which is reported in interest and other income for the year ended September 30, 2006.

14.	DISCONTINUED OPERATIONS

In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment.

Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258. The ESI sale proceeds are reflected as a note receivable as of September 30, 2006 and we collected the amount in full in October 2006.

Summarized financial information for ESI is as follows:

	2006	2005	2004

Revenues	$13,285	$15,534	$8,031
Discontinued Operations:
Operating loss before tax	(813)	(1,008)	(899)
Benefit for income tax	(258)	(306)	(342)

Net loss from discontinued operations	(555)	(702)	(557)

Gain (Loss) on Sale of Discontinued Operations:
Gain on sale of discontinued operations before tax	258	-	-
Income tax expense	594	-	-

Net loss on sale of discontinued operations	(336)	-	-

	$(891)	$(702)	$(557)

EXHIBIT INDEX

2.1	Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation, incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated July 12, 2005.
2.2	First Amendment to Purchase Agreement, dated November 30, 2005, by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated November 30, 2005 (the “2005 November 8-K”).
2.3	Assignment and Assumption Agreement, dated October 22, 2005, by and between American Pacific Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 2.3 of the 2005 November 8-K.
2.4	Amended and Restated Assignment and Assumption Agreement, dated November 30, 2005, by and between American Pacific Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 2.4 of the 2005 November 8-K.
2.5	Unconditional Guaranty of Payment and Performance, dated November 30, 2005, for the benefit of Aerojet-General Corporation and Aerojet Fine Chemicals, LLC, incorporated by reference to Exhibit 2.5 of the 2005 November 8-K.
3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3A to Registrant’s Registration Statement on Form S-14 (File No. 2-70830), (the “S-14”).
3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3B to the S-14.
3.3	Amendments to Registrant’s By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated November 9, 1999.
3.4	Certificate of Amendment of the By-Laws, incorporated by Reference to the Registrant’s Current Report on Form 8-K dated September 12, 2006.
3.5	Articles of Amendment to the Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (File No. 33-52196) (the “S-3”).
3.6	Articles of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State, State of Delaware, on April 21, 1992, incorporated by reference to Exhibit 4.4 to the S-3.
4.1	American Pacific Corporation 1997 Stock Option Plan (the ‘‘1997 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-53449) (the “1998 S-8”).
4.2	Form of Option Agreement under the 1997 Plan, incorporated by reference to Exhibit 4.2 to the 1998 S-8.
4.3	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”), incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-104732) (the ‘‘2003 S-8”).
4.4	Form of Option Agreement under the 2001 Plan, incorporated by reference to Exhibit 4.3 to the 2003 S-8.
4.5	American Pacific Corporation Amended and Restated 2002 Directors Stock Option Plan (the “2002 Plan”), incorporated by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K dated September 13, 2005.
4.6	Form of Option Agreement under the 2002 Plan, incorporated by reference to Exhibit 4.4 to the 2003 S-8.
4.7	Form of Rights Agreement, dated as of August 3, 1999, between Registrant and American Stock Transfer & Trust Company, incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated August 6, 1999 (the “Form 8-A”).
4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares, incorporated by reference to the Form 8-A.
10.1	Employment agreement dated January 1, 2002, between the Registrant and David N. Keys, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”).
10.2	Employment agreement dated January 1, 2002, between the Registrant and John R. Gibson, incorporated by reference to Exhibit 10.2 to the Registrant’s 2002 10-K.
10.3	Employment agreement dated December 1, 2005, between the Registrant and Seth Van Voorhees, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A dated September 13, 2006 (the “2006 8-K/A”).
10.4	Interim employment agreement dated March 27, 2006, between the Registration and Dana M. Kelley, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2006 (the “2006 March 10-Q”).

*10.5	Employment agreement dated October 15, 2006, between the Registrant and Joseph Carleone.
10.6	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”).
*10.7	Ampac Fine Chemicals LLC Pension Plan for Bargaining Employees.
*10.8	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees.
10.9	The Ampac Fine Chemicals LLC Bargaining Unit 401(k) Plan, incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (File No. 333-131945).
10.10	Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan effective January 1, 1999, incorporated by reference to Exhibit 10.5 to the 1999 10-K.
10.11	Trust Agreement for the Amended and Restated American Pacific Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to the 1999 10-K.
10.12	Lease Agreement between 3770 Hughes Parkway Associates Limited Partnership and the Registrant, dated July 31, 1990, incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-2 (File No. 33-36664) (the “1990 S-2”).
10.13	Limited Partnership Agreement of 3770 Hughes Parkway Associates, Limited Partnership, incorporated by reference to Exhibit 10.23 to the 1990 S-2.
10.14	Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and the Registrant, including exhibits thereto, incorporated by reference to Exhibit 10.24 to the 1990 S-2.
10.15	Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the ‘‘1998 March 10-Q”).
10.16	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).
10.17	Modification No. 3 dated April 5, 2006, to Long-Term Pricing Agreement between Alliant Techsystems Incorporated (“ATK”) (formerly known as Thiokol Propulsion) and the Registrant, incorporated by reference to Exhibit 10.1 to the 2006 March 10-Q.
10.18	Partnershipping Agreement between ATK and Western Electrochemical Company and letter dated November 24, 1997, from the Registrant to ATK and revised Exhibit B with respect thereto, incorporated by reference to Exhibit 10.2 to the 1998 March 10-Q.
10.19	Articles of Organization of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”).
10.20	Operating Agreement of Energetic Systems Inc., LLC, incorporated by reference to Exhibit 10.13 to the 2003 10-K.
10.21	First Lien Credit Agreement, dated November 30, 2005, by and among American Pacific Corporation as borrower, the domestic subsidiaries of American Pacific Corporation as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain lending parties specified therein, incorporated by reference to Exhibit 10.1 of the 2005 November 8-K.
10.22	Second Lien Credit Agreement, dated November 30, 2005, by and among American Pacific Corporation as borrower, the domestic subsidiaries of American Pacific Corporation as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain lending parties specified therein, incorporated by reference to Exhibit 10.2 of the 2005 November 8-K.
10.23	The Intercreditor Agreement, dated as of November 30, 2005, by and among American Pacific Corporation, the domestic subsidiaries of American Pacific Corporation as may time to time party become a party therein and Wachovia Bank, National Association, in its capacity as administrative agent for the First Lien Obligations, Wachovia Bank, National Association, in its capacity as administrative agent for the Second Lien Obligations and Wachovia Bank, National Association, in its capacity as control agent for the First Lien Administrative Agent and the Second Lien Administrative Agent, incorporated by reference to Exhibit 10.3 of the 2005 November 8-K.
10.24	American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000, incorporated by reference to Exhibit 10.4 of the 2005 November 8-K.
10.25	Ground Lease, dated November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC, incorporated by reference to Exhibit 10.5 of the 2005 November 8-K.

10.26	Master International Swaps and Derivatives Association (“ISDA”) Agreement, between the Registrant and Bank of America, N.A., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, (the “2006 June 10-Q”).
10.27	Schedule No. 1 to Master ISDA Agreement, between the Registrant and Bank of America, N.S., incorporated by reference to the 2006 June 10-Q.
10.28	Schedule No. 2 to Master ISDA Agreement, between the Registrant and Bank of America, N.S., incorporated by reference to the 2006 June 10-Q.
10.29	Form of Indemnification Agreement between the Registrant and all Directors of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for 2000 10-K.
*14	Standards of Business Conduct dated May 9, 2006.
*21	Subsidiaries of the Registrant.
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney, included on signature page.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	See (a)(3) above.

(c)	None applicable.