Form 10-Q
period 2006-12-31
AMERICAN PACIFIC CORP
filed 2007-02-14
CIK 350832

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08137
AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State of Incorporation)	(I.R.S. Employer Identification No.)
3770 Howard Hughes Parkway, Suite 300
Las Vegas, Nevada 89169
(Address of principal executive offices)
(702) 735-2200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of January 31, 2007 was 7,324,171.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2006	2005

Revenues	$34,888	$16,485
Cost of Revenues	21,980	12,139

Gross Profit	12,908	4,346
Operating Expenses	8,513	5,465

Operating Income (Loss)	4,395	(1,119)
Interest and Other Income	94	875
Interest Expense	3,303	1,069

Income (Loss) from Continuing Operations before Incomes Tax	1,186	(1,313)
Income Tax Benefit	547	(523)

Income (Loss) from Continuing Operations	639	(790)
Loss from Discontinued Operations, Net of Tax	—	(515)

Net Income (Loss)	$639	$(1,305)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.09	$(0.11)
Loss from Discontinued Operations, Net of Tax	—	(0.07)

Net Income (Loss)	$0.09	$(0.18)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.09	$(0.11)
Loss from Discontinued Operations, Net of Tax	—	(0.07)

Net Income (Loss)	$0.09	$(0.18)

Weighted Average Shares Outstanding:
Basic	7,324,000	7,297,000
Diluted	7,367,000	7,297,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	December 31,	September 30,
	2006	2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,684	$6,872
Accounts Receivable	17,538	19,474
Notes Receivable	—	7,510
Inventories	53,674	39,755
Prepaid Expenses and Other Assets	2,421	1,845
Deferred Income Taxes	1,887	1,887

Total Current Assets	77,204	77,343
Property, Plant and Equipment, Net	120,027	119,746
Intangible Assets, Net	9,966	14,237
Deferred Income Taxes	21,701	21,701
Other Assets	6,237	6,428

TOTAL ASSETS	$235,135	$239,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$16,520	$11,158
Accrued Liabilities	11,875	11,257
Employee Related Liabilities	2,842	4,600
Environmental Remediation Reserves	740	1,631
Deferred Revenues	3,433	5,683
Current Portion of Debt	3,902	9,593

Total Current Liabilities	39,312	43,922
Long-Term Debt	97,497	97,771
Environmental Remediation Reserves	15,758	15,880
Pension Obligations and Other Long-Term Liabilities	9,974	9,998

Total Liabilities	162,541	167,571

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized, 9,359,041 issued	933	933
Capital in Excess of Par Value	86,773	86,724
Retained Earnings	2,951	2,312
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,081)	(1,103)

Total Shareholders’ Equity	72,594	71,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,135	$239,455

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$639	$(1,305)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Depreciation and amortization	5,144	2,740
Non-cash interest expense	1,075	374
Share-based compensation	49	135
Gain on sale of assets	—	(630)
Changes in operating assets and liabilities:
Accounts receivable	1,956	(371)
Inventories	(13,919)	(6,695)
Prepaid expenses	(576)	(2,161)
Accounts payable and accrued liabilities	4,821	3,461
Deferred revenues	(2,250)	(256)
Environmental remediation reserves	(1,013)	(2,747)
Pension obligations, net	257	23
Discontinued operations, net	—	805
Other	(164)	893

Net Cash Used by Operating Activities	(3,981)	(5,734)

Cash Flows from Investing Activities:
Acquisition of businesses	—	(111,471)
Capital expenditures	(1,430)	(2,443)
Proceeds from sale of assets	—	2,395
Discontinued operations, net	7,510	(200)

Net Cash Provided (Used) by Investing Activities	6,080	(111,719)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	—	85,000
Payments of long-term debt	(7,287)	(162)
Debt issuance costs	—	(1,677)
Discontinued operations, net	—	(10)

Net Cash Provided (Used) by Financing Activities	(7,287)	83,151

Net Change in Cash and cash Equivalents	(5,188)	(34,302)
Cash and Cash Equivalents, Beginning of Period	6,872	37,213

Cash and Cash Equivalents, End of Period	$1,684	$2,911

Cash Paid For:
Interest	$2,206	$39
Income taxes	68	428
Non-Cash Transactions:
Capital leases originated	$321	$—
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation: The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006. The operating results and cash flows for the three-month period ended December 31, 2006 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies: A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Discontinued Operations: In June 2006, our board of directors approved and we committed to a plan to sell our 50% interest in the Energetic Systems (“ESI”) joint venture based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We consolidated ESI in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which requires companies to consolidate variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. Revenues, expenses and cash flows associated with ESI’s operations are presented as discontinued operations for all periods presented. Effective September 30, 2006, we completed the sale of our interest in ESI. ESI was formerly reported within our Specialty Chemicals operating segment. See Note 12.

Recently Issued or Adopted Accounting Standards: In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In September 2006, FASB issued Statement No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement becomes effective for us on September 30, 2007. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements.

2.	ACQUISITIONS

AFC Business Acquisition: In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of the AFC Business of GenCorp through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals or AFC. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under the U.S. Food and Drug Administration’s (“FDA”) current good manufacturing practices (“cGMP”) guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States.

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

Earnout and EBITDAP Adjustments – The acquisition agreements included a reduction of the purchase price if AFC did not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we received $1,000 from GenCorp. In addition to the amounts paid at closing, the purchase price was subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ending September 30, 2006. If the full Earnout Adjustment became payable to GenCorp, the EBITDAP Adjustment also became refundable to GenCorp. During the year ended September 30, 2006, the AFC financial performance target was exceeded. Accordingly, we recorded a $6,000 payable to GenCorp as of September 30, 2006 and December 31, 2006 (classified as accrued liabilities) comprised of the $5,000 Earnout Payment and the $1,000 refund of the EBITDAP Adjustment. We paid GenCorp $6,000 in February 2007.

Direct Acquisition Costs – Total direct acquisition costs, consisting primarily of legal and due diligence fees, were $4,348.
In connection with the AFC Business acquisition, we entered into Credit Facilities and a Seller Subordinated Note, each discussed in Note 7. The total purchase price was funded with net proceeds from the Credit Facilities of $81,881, the Seller Subordinated Note of $25,500 and existing cash.

This acquisition was accounted for using the purchase method of accounting, under which the total purchase price was allocated to the fair values of the assets acquired and liabilities assumed. We engaged outside consultants to assist in the valuation of property, plant and equipment and intangible assets. As of September 30, 2006, the allocation of the purchase price and the related determination of the useful lives of property, plant and equipment were preliminary and subject to change based on the then pending final valuation report. As a result of the final valuation report, during the first quarter of fiscal 2007, we recorded a reclassification of assigned purchase price from intangible assets to property, plant and equipment, and finalized our estimates of the related remaining useful lives. The final allocation of the purchase price is comprised of the following:

Historical book value of Aerojet Fine Chemicals as of November 30, 2005	$93,181
Less liabilities not acquired
Payable to GenCorp	24,916
Cash overdraft	3,761

Adjusted historical book value of Aerojet Fine Chemicals as of November 30, 2005	121,858
Estimated fair value adjustments relating to:
Inventories	(84)
Prepaid expenses	(29)
Property, plant and equipment	2,633
Customer relationships, average life of 5.5 years	7,957
Backlog, average life of 1.5 years	2,287
Accrued liabilities	651
Pension assets / liabilities	(1,823)
Other	(39)

$133,411

Intangible assets, consisting of customer relationships and existing customer backlog, have definite lives and will be amortized over their estimated useful lives using the straight-line method.

3.	SHARE-BASED COMPENSATION

On October 1, 2005, we adopted SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of previously issued awards, new awards and to awards modified, repurchased or canceled after the effective date. Accordingly, commencing October 1, 2005, we recognize share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the Accounting Principles Board Opinion No. 25 intrinsic value method, under which no compensation expense was recognized because all historical options granted were at an exercise price equal to the market value of our stock on the grant date. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS No. 123R.

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

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of December 31, 2006, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our shareholders.

The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside Directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of December 30, 2006, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our shareholders.

A summary of our outstanding and vested stock option activity for the three months ended December 31, 2006 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2006	515,500	$6.95	18,750	$1.95
Granted	19,000	7.64	19,000	3.63
Vested	—	—	(28,250)	2.51
Exercised	—	—	—	—
Expired / Cancelled	—	—	—	—

Balance, December 31, 2006	534,500	6.97	9,500	3.63

A summary of our exercisable stock options as of December 31, 2006 is as follows:

Number of vested stock options	525,000
Weighted-average exercise price per share	$6.96
Aggregate intrinsic value	$651
Weighted-average remaining contractual term in years	7.4
We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Three Months Ended
	December 31,
	2006	2005

Weighted-average grant date fair value per share of options granted	$3.68	$2.00
Significant fair value assuptions:
Expected term in years	5.25	4.75
Expected volatility	47.0%	50.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	4.7%	4.4%
Total intrinsic value of options exercised	$—	$—
Aggregate cash received for option exercises	$—	$—

Total compensation cost (included in operating expenses)	$49	$134
Tax benefit recognized	18	53

Net compensation cost	$31	$81

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$28	$290
Weighted-average years to be recognized	0.8	0.7
4.	SELECTED BALANCE SHEET DATA

Inventories: Inventories consist of the following:

	December 31,	September 30,
	2006	2006

Finished goods	$5,440	$7,170
Work-in-process	32,005	20,196
Raw materials and supplies	16,509	12,664
Allowance for obsolete inventory	(280)	(275)

Total	$53,674	$39,755

Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	December 31,	September 30,
	2006	2006

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(34,255)	(33,280)

	4,442	5,417

Customer relationships and backlog	10,244	13,230
Less accumulated amortization	(5,066)	(4,756)

	5,178	8,474

Pension-related intangible	346	346

Total	$9,966	$14,237

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for both the three months ended December 31, 2006 and 2005.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

In connection with our acquisition of the AFC Business, we acquired intangible assets with fair values of $7,957 for customer relationships and $2,287 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the three months ended December 31, 2006 and 2005 was $310 and $476, respectively.

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three Months Ended
	December 31,
	2006	2005

Net Income (Loss)	$639	$(1,305)
Other Comprehensive Income (Loss) - Foreign currency translation adjustment	22	(46)

Comprehensive Income (Loss)	$661	$(1,351)

6.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows:

	Three Months Ended
	December 31,
	2006	2005

Income (Loss) from Continuing Operations	$639	$(790)

Basic:
Weighted average shares	7,324,000	7,297,000

Diluted:
Weighted average shares, basic	7,324,000	7,297,000
Dilutive effect of stock options	43,000	—

Weighted average shares, diluted	7,367,000	7,297,000

Basic loss per share from continuing operations	$0.09	$(0.11)
Diluted loss per share from continuing operations	$0.09	$(0.11)
As of December 31, 2006 and 2005, we had 226,000 and 561,000 antidilutive options outstanding. The stock options are antidilutive because we are reporting a loss from continuing operations or the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable or our stock price increases.

7.	DEBT

Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2006	2006

Credit Facilities:
First Lien Term Loan, 9.4%, due through 2010	$57,120	$64,350
First Lien Revolving Credit	—	—
Second Lien Term Loan plus accrued PIK Interest of $221 and $170, 14.4%, due 2011	20,221	20,170
Subordinated Seller Note plus accrued PIK Interest of $2,965 and $2,226, 10.4%, Net of Discount of $5,211 and $5,424, due 2012	23,254	22,304
Capital Leases	804	540

Total Debt	101,399	107,364
Less Current Portion	(3,902)	(9,593)

Total Long-term Debt	$97,497	$97,771

Credit Facilities: In connection with our acquisition of the AFC Business, discussed in Note 2, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Bank, National Association and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Bank, National Association, and certain other lenders. The Credit Facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our senior notes in February 2007, we amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility.

Seller Subordinated Note: In connection with our acquisition of the AFC Business, discussed in Note 2, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrued payment-in-kind interest (“PIK Interest”) at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. The note was subordinated to the senior debt under or related to the Credit Facilities and certain other indebtedness, subject to certain terms and conditions.

In connection with our February 2007 refinancing activities, we negotiated an early retirement of the Seller Subordinated Note at a discount of approximately $5,000 from the face amount of the note. On February 6, 2007, we paid GenCorp $23,735 representing full settlement of the Seller Subordinated Note and accrued interest.

Senior Notes: On February 6, 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”). The Senior Notes accrue interest at a rate per annum equal to 9.0%, to be payable semi-annually in arrears on each February 1 and August 1, beginning on August 1, 2007. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus a “make-whole” premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013; and

•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes with the proceeds of certain sales of its equity securities.
In addition, if we experience certain changes of control, we must offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest.
The Senior Notes were issued pursuant to an Indenture (the “Indenture”) that contains certain covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create liens on assets to secure debt;

•	incur dividend or other payment restrictions with regard to restricted subsidiaries;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	enter into sale and lease back transactions;

•	create an unrestricted subsidiary;

•	enter into certain business activities; or

•	effect a consolidation, merger or sale of all or substantially all of our assets.
The Indenture also contains certain customary events of default.

In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement and agreed to use our reasonable best efforts to:
•	file a registration statement with respect to an offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended (the “Securities Act”);

•	cause the registration statement to become effective within 210 days after the closing; and

•	consummate the exchange offer within 240 days after the closing.
If we cannot effect an exchange offer within the time periods listed above, we have agreed to file a shelf registration statement for the resale of the Senior Notes. If we do not comply with certain of our obligations under the registration rights agreement (a “Registration Default”), the annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for any subsequent 90 day period during which the Registration Default continues, up to a maximum additional interest rate of 1.00% per year. If we correct the Registration Default, the interest rate on the Senior Notes will revert immediately to the original rate.

Revolving Credit Facility: On February 6, 2007, we entered into an Amended and Restated Credit Agreement which provides a secured revolving credit facility in an aggregate principal amount of up to $20.0 million (the “Revolving Credit Facility”) with an initial maturity in 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility will be at our option, the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin will be tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we will pay commitment fees, other fees related to the issuance and maintenance of the letters of credit, and certain agency fees.

The Revolving Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Revolving Credit Facility. The Revolving Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00, and interest coverage ratio of at least 2.50 to 1.00. The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated. We were in compliance with the financial covenants of our Revolving Credit Facility as of the inception date, February 6, 2007.

Letters of Credit: As of December 31, 2006, we had $2,332 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Interest Rate Swap Agreements: In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $41,769 at December 31, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We record an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair values of the swap agreements at December 31, 2006 and September 30, 2006, which are recorded as other long-term liabilities, were $215 and $314, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Review of Perchlorate Toxicity by the EPA –

Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (“EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a Drinking Water Equivalent Level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a Maximum Contaminate Level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

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

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

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

Notwithstanding these facts, and at the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation (“ISB”). The technology reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a work plan to NDEP for the construction of a remediation facility near the Ampac Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility that will address perchlorate from the Ampac Henderson Site. We commenced construction July 2005. In December 2006, we began operations, reducing perchlorate concentrations in system extracted groundwater in Henderson.

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

A summary of our environmental reserve activity for the three months ended December 31, 2006 is shown below:

Balance, September 30, 2006	$17,511
Additions or adjustments	—
Expenditures	(1,013)

Balance, December 31, 2006	$16,498

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

Employment Matters: Effective March 25, 2006, the employment of Dr. Seth Van Voorhees, as our Chief Financial Officer, Vice President and Treasurer, terminated. Dr. Van Voorhees was employed by us pursuant to an employment agreement dated December 1, 2005. On December 6, 2006, we reached a settlement with Dr. Van Voorhees under which we paid Dr. Van Voorhees $600 and both parties entered into a standard mutual release.

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

One perchlorates customer accounted for 16% of our consolidated revenues for the three months ended December 31, 2006. No single perchlorate customer exceeded 10% of our consolidated revenues for the three months ended December 31, 2005.

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

For the three months ended December 31, 2006, three Fine Chemicals customers accounted for 20%, 14%, and 10% of our consolidated revenues. For the three months ended December 31, 2005, one Fine Chemicals customer accounted for 20% of our consolidated revenues.

Aerospace Equipment: The Aerospace Equipment, or ISP business, manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.

Other Businesses: Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater.

The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2006	2005

Revenues:
Specialty Chemicals	$11,790	$4,705
Fine Chemicals	17,591	5,172
Aerospace Equipment	3,976	4,645
Other Businesses	1,531	1,963

Total Revenues	$34,888	$16,485

Segment Operating Income (Loss):
Specialty Chemicals	$3,493	$420
Fine Chemicals	2,919	951
Aerospace Equipment	186	261
Other Businesses	593	517

Total Segment Operating Income	7,191	2,149
Corporate Expenses	(2,796)	(3,268)
Interest and Other Income (Expense), Net	(3,209)	(194)

Loss from Continuing Operations before Tax	$1,186	$(1,313)

Depreciation and Amortization:
Specialty Chemicals	$1,282	$1,279
Fine Chemicals	3,697	1,300
Aerospace Equipment	32	17
Other Businesses	3	3
Corporate	130	141

Total Depreciation and Amortization	$5,144	$2,740

10.	INTEREST AND OTHER INCOME

Interest and other income consist of the following:

	Three Months Ended
	December 31,
	2006	2005

Interest income	$94	$246
Gain on sale of Hughes Parkway	—	580
Other	—	49

	$94	$875

We owned a 70% interest as general and limited partner in Gibson Business Park Associates 1986-1 (the “Partnership”), a real estate development limited partnership. The remaining 30% limited partners included certain current and former members of our board of directors. The Partnership, in turn, owned a 33% limited partnership interest in 3770 Hughes Parkway Associates Limited Partnership, a Nevada limited partnership (“Hughes Parkway”). Hughes Parkway owns the building in which we lease office space in Las Vegas, Nevada.

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

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment Segment: the American Pacific Corporation Defined Benefit Pension Plan (“Ampac Plan”), the Ampac Fine Chemical LLC Pension Plan for Salaried Employees (“AFC Salaried Plan”), and the Ampac Fine Chemical LLC Pension Plan for Bargaining Unit Employees (“AFC Bargaining Plan”). Collectively, these three plans are referred to as the “Pension Plans”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. In addition, we have a supplemental executive retirement plan (“SERP”) that includes our former and current Chief Executive Officer.

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended
	December 31,
	2006	2005

Pension Plans:
Service Cost	$391	$227
Interest Cost	425	349
Expected Return on Plan Assets	(376)	(288)
Recognized Actuarial Losses	123	12
Amortization of Prior Service Costs	12	98

Net Periodic Pension Cost	$575	$398

SERP:
Service Cost	$—	$—
Interest Cost	35	37
Expected Return on Plan Assets	—	—
Recognized Actuarial Losses	6	11
Amortization of Prior Service Costs	11	7

Net Periodic Pension Cost	$52	$55

For the three months ended December 31, 2006, we contributed $479 to the Pension Plan to fund benefit payments and anticipate making approximately $2,226 in additional contributions through September 30, 2007. For the three months ended December 31, 2006, we contributed $32 to the SERP to fund benefit payments and anticipate making approximately $95 in additional contributions through September 30, 2007.

12.	DISCONTINUED OPERATIONS

In June 2006, our board of directors approved and we committed to a plan to sell our interest in ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment.

Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258. The ESI sale proceeds are reflected as a note receivable as of September 30, 2006 and we collected the amount in full in October 2006.

Summarized financial information for ESI is as follows for the three months ended December 31, 2005:

Revenues	$2,632
Discontinued Operations:
Operating loss before tax	(844)
Benefit for income tax	(329)

Net loss from discontinued operations	$(515)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our beliefs about the sufficiency of our reserves for estimated environmental liabilities, our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectation regarding cash expenditures for environmental remediation at our former Henderson, Nevada site over the next several years, our belief that our amended contract with ATK provides our Specialty Chemicals segment significant stability, our belief that over the next several years overall demand for AP will be relatively level as compared to fiscal 2006, our belief that our stable revenue from AP, combined with our Specialty Chemicals segment’s profitability and minimal capital expenditures, should provide us with stable cash flow from our Specialty Chemicals business, the expectation that the aerospace equipment market will grow over the next several years and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006 for further discussion of these and other factors that could affect future results. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.
The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2006.
OUR COMPANY
We are a leading manufacturer of specialty and fine chemicals within our focused markets. Our specialty chemicals and aerospace equipment products are utilized in national defense programs and provide access to, and movement in, space, via solid fuel and propulsion thrusters. Our fine chemicals products represent the key active ingredient in certain anti-viral, oncology and central nervous system drug applications. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal regulatory standards. We generally sell our products through long-term contracts under which we are the sole source or dual source supplier.
We are the exclusive North American provider of Grade I ammonium perchlorate (“AP”), which is the predominant oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions over the last two fiscal years. Each of these acquisitions provided long-term customer relationships with sole source and dual source contracts and a leadership position in a growing market. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business, which is now our Aerospace Equipment segment (“ISP”). Our Aerospace Equipment segment is one of only two North

American manufacturers of in-space propulsion systems and propellant tanks. On November 30, 2005, we acquired GenCorp Inc.’s fine chemical business (the “AFC Business”), which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading manufacturer of certain active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended
	December 31,
	2006	2005

Specialty Chemicals:
Perchlorates	29%	21%
Sodium Azide	3%	3%
Halotron	2%	5%

Total Specialty Chemicals	34%	29%

Fine Chemicals	51%	31%

Aerospace Equipment	11%	28%

Other Businesses:
Real Estate	1%	3%
Water Treatment Equipment	3%	9%

Total Other Businesses	4%	12%

Total Revenues	100%	100%

Specialty Chemicals: Our Specialty Chemicals business segment is principally engaged in the production of AP, which is a type of perchlorate. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing and historically the primary component of gas generators used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.
We have supplied AP for use in space and defense programs for over 40 years and we have been the exclusive AP supplier in North America since 1998. A significant number of existing and planned space launch vehicles use solid fuel and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel. Currently, our largest programs are the Minuteman missile, the Standard missile and the Atlas family of commercial rockets.
Alliant Techsystems, Inc. (“ATK”) is our biggest AP customer. We sell AP to ATK under a long-term contract that requires that we will maintain a ready and qualified capacity for AP and that ATK will purchase its AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual AP volumes ranging from 3 million to 20 million pounds. Prices vary inversely to volume and include annual escalations.
We believe that over the next several years overall demand for AP will be relatively level as compared to our fiscal 2006 based on current U.S. Department of Defense production programs.
Fine Chemicals. November 30, 2005, we acquired the AFC Business through our newly-formed, wholly-owned subsidiary Ampac Fine Chemicals (“AFC”). Our Fine Chemicals business segment is a manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (“FDA’s”) current Good Manufacturing Practices (“cGMP”).
We have distinctive competencies and specialized engineering capabilities in chiral separation, highly potent/cytotoxic compounds and energetic and nucleoside chemistries and have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in chiral compound production using the first commercial-scale simulated moving bed (“SMB”) technology in the U.S. and own and operate two large-scale SMB machines, one of which is among the largest in the world operating under cGMP. SMB is utilized to produce compounds used in drugs treating central nervous system disorders. We have distinctive competency in handling energetic and toxic chemicals using our specialized high containment facilities in applications such as drugs used for oncology. We have significant experience and specially engineered facilities for energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole source and dual source contracts. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages long-term customer relationships. We work collaboratively with our customers to develop reliable, cost-effective, custom solutions.
Aerospace Equipment: On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business (“ISP”). Our Aerospace Equipment business segment is one of two North American manufacturers of monopropellant or bipropellant propulsion systems and thrusters for satellites and launch vehicles, and is one of the world’s major producers of bipropellant thrusters for satellites. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
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
RESULTS OF OPERATIONS
Revenues

	December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$11,790	$4,705	$7,085	151%
Fine Chemicals	17,591	5,172	12,419	240%
Aerospace Equipment	3,976	4,645	(669)	(14%)
Other Businesses	1,531	1,963	(432)	(22%)

Total Revenues	$34,888	$16,485	$18,403	112%

The increase in Specialty Chemicals revenue is primarily due to greater perchlorate, specifically Grade I AP, volume during the first quarter of fiscal 2007 at more favorable pricing. Grade I AP revenues are typically derived from relatively few large orders. As a result, quarterly comparisons can vary significantly depending on the timing of individual orders throughout the year. The Specialty Chemicals segment revenue increase also includes an increase in sales of sodium azide, primarily for pharmaceutical uses. Halotron revenues were consistent with the prior year quarter.
AFC was acquired on November 30, 2005. As a result, Fine Chemicals revenues for the three months ended December 31, 2006 included three months of operations compared to one month of operations in the prior year period. On a pro forma basis, to include AFC revenues as if it were acquired on October 1, 2005, revenues for the three month ended December 31, 2005, were $23,414. Fine Chemicals revenues for the first quarter of fiscal 2007 decreased $5,823 compared to the pro forma first quarter of fiscal 2006. The decrease is attributable to the timing of revenue recognition for two energetic chemistry projects partially offset by an increase in revenues from sales of chiral compounds. The two energetic chemistry projects involve a production process than spans more than one quarter; production processes for larger projects typically span more than one quarter. Contractual terms also affect the timing of when revenues are recognized. The increase in revenues from sales of chiral compounds reflects the additional production capacity added with the commissioning of a new SMB facility in fiscal 2006.
The Aerospace Equipment revenue declined during the first quarter of fiscal 2007 is due primarily to activity on certain contracts being delayed several months to accommodate additional test procedures and other customer schedule adjustments.
Cost of Revenues and Gross Margin

	December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Revenues	$34,888	$16,485	$18,403	112%
Cost of Revenues	21,980	12,139	9,841	81%

Gross Margin	12,908	4,346	8,562	197%
Gross Margin Percentage	37%	26%
Cost of sales increased during the three months ended December 31, 2006 primarily due to the related increases in sales. Gross margin percentage was 37% for the three months ended December 31, 2006 compared to 26% for the prior fiscal year period. The following factors affected our consolidated gross margin comparisons:
•	Specialty Chemicals gross margin dollars and as a percentage of revenues improved primarily as a result of the higher Grade I AP volume and the related effect on perchlorate gross margin percentage that results from better absorption of relatively fixed depreciation and amortization that is included in cost of sales.
•	Fine Chemicals segment gross margins improved due primarily to better production efficiency.
•	Aerospace Equipment segment gross margin improved in dollars and as a percentage of revenues, despite a decline in revenue. The improvement is primarily attributed to changes in product mix. The prior year quarter included work performed under certain development contracts at lower gross margin rates.
•	Gross margin dollars from our Other Businesses segment is consistent with the prior year quarter.
Operating Expenses

	December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Operating Expenses	$8,513	$5,465	$3,048	56%
Percentage of Revenues	24%	33%
The increases in operating expenses are substantially due to AFC and reflect:
•	An increase in AFC operating expenses due to the inclusion of three months in the fiscal 2007 first quarter compared to one month in the prior year quarter. AFC operating expenses for the first quarter of fiscal 2007 include $310 of amortization expense related to intangible assets.

•	A reduction in corporate expenses from $3,268 to $2,796 million.
Segment Operating Profit (Loss)

	December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$3,493	$420	$3,073	732%
Fine Chemicals	2,919	951	1,968	207%
Aerospace Equipment	186	261	(75)	(29%)
Other Businesses	593	517	76	15%
Segment Operating Profit	7,191	2,149	5,042	235%
Corporate Expenses	(2,796)	(3,268)	472	(14%)
Operating Income (Loss)	$4,395	$(1,119)	$5,514	(493%)
Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.
The improvement in Specialty Chemicals operating profit, as a percentage of sales, is due primarily to the above-mentioned improvement in perchlorate gross margin. The improvements in perchlorate gross margin were offset slightly by higher Specialty Chemicals operating expenses and losses from our azide products.
Fine Chemicals segment operating profit improved compared to the prior year quarter due to the first quarter results for fiscal 2006 including only one month of activity. In addition, operating profit improved in the first quarter of fiscal 2007 largely due to more efficient production.
Interest and Other Income/Interest Expense

	December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Three Months Ended:
Interest and Other Income	$94	$875	$(781)	(89%)
Interest Expense	$3,303	$1,069	$2,234	209%
Interest and other income for the three months ended December 31, 2005, includes a gain of $580 related to the sale of our interest in a real estate partnership.
Interest expense increased due to the debt we incurred in connection with our acquisition of the AFC Business.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change

Cash Provided (used) by:
Operating activities	$(3,981)	$(5,734)	$1,753	(31%)
Financing Activities	6,080	(111,719)	117,799	(105%)
Investing Activities	(7,287)	83,151	(90,438)	(109%)

Net change in cash for the period	$(5,188)	$(34,302)	$29,114	(85%)

Operating Activities: Cash flows from operating activities improved by $1,753. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of $7,051.
•	An increase in cash used to fund working capital increases of $3,946.

•	An increase in cash used for interest payments of $2,167.
•	A reduction in cash used for environmental remediation of $1,734.
•	Other increases in cash used for operating activities of $919.
The increase in cash used to fund working capital is primarily attributed to our Fine Chemicals segment, which experienced increases in inventory during the first quarter of fiscal 2007. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory can increase significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Investing Activities: Significant components of cash flows from investing activities include:
Three months ended December 31, 2006
•	Cash received from the sale of ESI of $7,510.
•	Cash used for capital expenditures of $1,430.
Three months ended December 31, 2005
•	Cash used for our acquisition of AFC of $111,471.
•	Cash used for capital expenditures of $2,443.
•	Cash provided by proceeds from the sale of our interest in a real estate partnership of $2,395.
Financing Activities: For the three months ended December 31, 2006, cash used in financing activities is comprised primarily of principal payments on our first lien term loan. Cash provided by financing activities for the three months ended December 31, 2005, is primarily net proceeds for the issuance of debt in connection with our acquisition of AFC.
Liquidity and Capital Resources
As of December 31, 2006, we had cash of $1,684. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $8,100 as of December 31, 2006. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our material borrowings.
The timing of our cash outflows is affected by payments and expenses related to the manufacture of our products, capital projects, interest on our debt obligations and environmental remediation or other contingencies, which may place demands on our short-term liquidity. As a result of litigation or other contingencies, we have incurred legal and other costs, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not covered by insurance, they would adversely affect our liquidity.
We currently believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations.
Long Term Debt and Revolving Credit Facilities
Credit Facilities: In connection with our acquisition of the AFC Business, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Bank, National Association and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”)

with Wachovia Bank, National Association and certain other lenders. The Credit Facilities were collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our senior notes in February 2007, we amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility.
Seller Subordinated Note: In connection with our acquisition of the AFC Business, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrued payment-in-kind interest (“PIK Interest”) at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. The note was subordinated to the senior debt under or related to the Credit Facilities and certain other indebtedness, subject to certain terms and conditions.
In connection with our February 2007 refinancing activities, we negotiated an early retirement of the Seller Subordinated Note at a discount of approximately $5,000 from the face amount of the note. On February 6, 2007, we paid GenCorp $23,735 representing full settlement of the Seller Subordinated Note and accrued interest.
Senior Notes: On February 6, 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”). The Senior Notes accrue interest at a rate per annum equal to 9.0%, to be payable semi-annually in arrears on each February 1 and August 1, beginning on August 1, 2007. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;
•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;
•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and
•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus a “make-whole” premium as defined in the related indenture;
•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013; and
•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes with the proceeds of certain sales of its equity securities.
In addition, if we experience certain changes of control, we must offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest.
The Senior Notes were issued pursuant to an Indenture (the “Indenture”) that contains certain covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
•	incur additional debt;
•	pay dividends or make other restricted payments;
•	create liens on assets to secure debt;
•	incur dividend or other payment restrictions with regard to restricted subsidiaries;
•	transfer or sell assets;
•	enter into transactions with affiliates;
•	enter into sale and lease back transactions;

•	create an unrestricted subsidiary;
•	enter into certain business activities; or
•	effect a consolidation, merger or sale of all or substantially all of our assets.
The Indenture also contains certain customary events of default.
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement and agreed to use our reasonable best efforts to:
•	file a registration statement with respect to an offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended (the “Securities Act”);
•	cause the registration statement to become effective within 210 days after the closing; and
•	consummate the exchange offer within 240 days after the closing.
If we cannot effect an exchange offer within the time periods listed above, we have agreed to file a shelf registration statement for the resale of the Senior Notes. If we do not comply with certain of our obligations under the registration rights agreement (a “Registration Default”), the annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for any subsequent 90 day period during which the Registration Default continues, up to a maximum additional interest rate of 1.00% per year. If we correct the Registration Default, the interest rate on the Senior Notes will revert immediately to the original rate.
Revolving Credit Facility: On February 6, 2007, we entered into an Amended and Restated Credit Agreement which provides a secured revolving credit facility in an aggregate principal amount of up to $20.0 million (the “Revolving Credit Facility”) with an initial maturity in 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility will be at our option, the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin will be tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we will pay commitment fees, other fees related to the issuance and maintenance of the letters of credit, and certain agency fees.
The Revolving Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Revolving Credit Facility. The Revolving Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00, and interest coverage ratio of at least 2.50 to 1.00. The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated. We were in compliance with the financial covenants of our Revolving Credit Facility as of the inception date, February 6, 2007.

Interest Rate Swap Agreements
In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, which have an aggregate notional amount of $41,769 at December 31, 2006, we pay fixed rate interest and receive variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received is recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We record an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair values of the swap agreements at December 31, 2006 and September 30, 2006, which are recorded as other long-term liabilities, were $215 and $314, respectively.
Environmental Remediation – Henderson Site
During our fiscal years 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal year 2007, we began the operating and maintenance phase and expect cash spending to decline to less than $1,000 per year annually for the next several years.
Contractual Obligations and Off-Balance Sheet Arrangements
As discussed above, in February 2007, we refinanced our long-term debt through the issuance of Senior Notes. The following table summarizes our fiscal year contractual obligations and commitments after giving effect to these refinancing activities:

	Payments Due by Year Ending September 30,
	2007	2008-09	2010-11	Thereafter	Total

Senior Notes, due 2015	$—	$—	$—	$110,000	$110,000
Interest on Senior Notes (a)	6,401	19,800	19,800	33,199	79,200
Capital Leases	171	369	—	—	540
Interest on Capital Leases	36	15	—	—	51
Operating Leases	1,013	1,430	76	4	2,523

Total	$7,621	$21,614	$19,876	$143,203	$192,314

(a)	2007 amount represents interest obligation from the issuance date on February 6, 2007 through September 30, 2007.
In addition, we have obligations and other off-balance sheet arrangements relating to pension benefits, environmental remediation, letters of credit, employee agreements and interest rate swap agreements, which have not changed materially from our disclosures in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
In September 2006, FASB issued Statement No. 158 (SFAS 158) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement becomes effective for us on September 30, 2007. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
We are exposed to interest rate risk primarily due to changes in interest rates for our variable-rate long-term debt.
As of December 31, 2006, our outstanding debt of $101,399 was comprised primarily of variable rate borrowings under our Credit Facilities and Seller Subordinated Note. The interest rate on these borrowings varies with changes in the LIBOR rate.
In February 2007, we repaid substantially all of our outstanding debt with the proceeds from the issuance of $110,000 aggregate principal of 9% fixed rate, senior notes.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in internal controls
During our last fiscal quarter, we implemented new computer systems and various software applications, including financial reporting, at our Fine Chemicals division. Prior to this implementation, a substantial portion of their financial reporting systems were provided through a transition service agreement with the former owner of the business. Other than the foregoing, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For a description of our material legal proceedings, see Note 8 to our condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2006. For your convenience, our updated risk factors are included below in this Item 1A.
We can be adversely impacted by reductions or changes in NASA or U.S. government military spending.
Both our Specialty Chemicals and Aerospace Equipment segments conduct business, directly or indirectly, with NASA and the U.S. government. Our perchlorate chemicals, as part of our Specialty Chemicals business, accounted for approximately 28%, 65% and 85% of our revenues during fiscal 2006, 2005 and 2004, respectively. AP is the predominant oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration. Our principal space customers are Alliant Techsystems, Inc., or “ATK,” for the Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation, or “Aerojet” for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot and Multiple Launch Rocket System programs. As a majority of our sales are to the U.S. government and its prime contractors, we depend heavily on the contracts underlying these programs. Also, significant portions of our sales come from a small number of customers. ATK accounted for 18%, 50% and 51% of our revenues during fiscal 2006, 2005 and 2004, respectively. We have supplied AP for use in space and defense programs for over 40 years. We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.
Since the 1990s, demand for perchlorate chemicals has been declining. The suspension of Space Shuttle missions after the Columbia disaster in February 2003 further reduced sales volume of our highest propellant grade AP, or “Grade I AP,” products. This reduced sales volume exceeded the actual consumption of Grade I AP product by our customers. As a result, our customers’ inventory of Space Shuttle Grade I AP increased.
We believe that over the next several years, overall demand for Grade I AP will be relatively level as compared to fiscal 2006 demand and largely driven by requirements for the Minuteman program which should provide a stable base for our Grade I AP revenues. Grade I AP demand could also be influenced if there is a substantial increase in Space Shuttle flights. However, it is our expectation that our customers’ Grade I AP inventories are currently sufficient to sustain nominal Space Shuttle activity for the next several years.
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
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that may likely stimulate the demand for Grade I AP. As a consequence of the new space initiatives discussed above, as well as other factors, including the completion and utilization of the International Space Station, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet, the development of the new crew launch vehicle, and the number of crew launch vehicle launches, and the development and testing of the new heavy launch vehicle, used to transport materials and supplies to the International Space Station and the Moon, and the number of heavy launch vehicle launches.
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
We depend on a limited number of customers for most of our sales in our Specialty Chemicals, Aerospace Equipment and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse affect on our revenues.
Our perchlorate chemicals, as part of our Specialty Chemicals business, accounted for approximately 28%, 65% and 85% of our consolidated revenues during fiscal 2006, 2005 and 2004, respectively. ATK accounted for 18%, 50% and 51% of our consolidated revenues during fiscal 2006, 2005 and 2004, respectively. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
Furthermore, our Fine Chemicals segment’s success is largely dependent upon AFC’s contract manufacturing of a limited number of intermediates or APIs for a limited number of key customers. One customer of AFC accounted for 28% of our consolidated revenue and the top five customers of AFC accounted for approximately 97% of its revenues in fiscal 2006. Furthermore, AFC’s top three products generated approximately 78% of its revenues in fiscal 2006. Any negative development in these customer contracts or relationships or in the customer’s business may have a material adverse effect on the results of operations of AFC. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, filing with the FDA or is not successful in the market, these customers may substantially reduce or cease to purchase AFC’s compounds, which will have a material adverse effect on the revenues and results of operations of AFC. Finally, certain customers have agreed to reimburse AFC for all or a portion of the substantial cost of acquiring or installing certain production equipment. Due to the relative size of these customers, their contracts and the capital investment required, failure of the customer to reimburse AFC for these capital investments could have a material adverse effect on the our operating results.
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

government contractors subject to this yearly Congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. U.S. government contracts or contracts based on U.S. government contracts in our Specialty Chemicals segment accounted for almost all of its revenues during fiscal 2006, 2005 and 2004, respectively.
The inherent limitations of our “cost-plus” or “fixed-price” government contracts may impact our profitability.
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
Fixed-Price Contracts: Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of un-reimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. The U.S. government also regulates the accounting methods under which costs are allocated to U.S. government contracts. As a result, all fixed-price contracts involve the inherent risk of un-reimbursed cost overruns. To the extent that we did not anticipate the increase in cost of producing our products which are subject to a fixed-price contract, our profitability would be adversely affected.
Our U.S. government contracts and our customers’ U.S. government contracts are subject to termination.
We are subject to the risk that the U.S. government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:
•	the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. government;

•	the U.S. government is not liable for the contractor’s costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract; and

•	the contractor may be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.
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
Review of Perchlorate Toxicity by EPA — Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the Environmental Protection Agency, or “EPA,” but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, or “NAS,” the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs.
Perchlorate Remediation Project in Henderson, Nevada — We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “Ampac Henderson Site.” In 1997, the Southern Nevada Water Authority, or “SNWA,” detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or “NDEP,” we engaged in an investigation of groundwater near the Ampac Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. In fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the Ampac Henderson Site. The permanent plant began operation in December 2006.
Henderson Site Environmental Remediation Reserve — During our fiscal years 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal year 2007, we began the operating and maintenance phase and expect cash spending to decline to less than $1,000 per year annually for the next several years. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
Other AFC Environmental Matters — Also as part of the acquisition of AFC by us, AFC leased approximately 240 acres of land on the Aerojet-General Corporation Superfund Site. The Comprehensive Environmental Response Compensation and Liability Act, or “CERCLA,” has very strict joint and several liability provisions that make any “owner or operator” of a Superfund site a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of the Superfund law and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation. In addition, pursuant to the EPA consent order governing remediation for this site, AFC will have to abide by certain limitations regarding construction and development of the site which may restrict AFC’s operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC. Please see “Business — Regulatory Compliance” for a full discussion of our environmental compliance issues.
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
Key raw materials used in our operations include salt, sodium chlorate, graphite, ammonia and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. In addition, as a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the DOD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries. We are also impacted by the cost of these raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has an impact on the cost of operating our Specialty Chemicals facilities.
AFC uses substantial amounts of raw materials in its production processes. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact revenue and operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues. Certain key raw materials are obtained from sources from outside the U.S. A delay in the arrival in the shipment of raw material from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.
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
Our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic, highly toxic and high potency materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA, and other regulatory authorities world-wide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA, and the European Agency for the Evaluation of Medical Products, or “EMEA,” have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP and the International Conference on Harmonization (ICH) Q7A. If AFC is unable to adhere to these standards and produce these chemical compounds to the standards required by our customers, its operating results and revenues will be negatively impacted.
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
All of AFC’s products must be manufactured in conformance with cGMP regulations, as interpreted and enforced by the FDA, the International Conference on Harmonization (ICH) Q7A, and drug products subject to an FDA-approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the regulations, current FDA guidance, current industry practice and application. Additionally, modifications, enhancements or changes in manufacturing sites of approved products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which may not be obtainable. The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory.
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
The pharmaceutical fine chemicals industry is a capital-intensive industry that consumes cash from our Fine Chemicals segment and our other operations and borrowings. Upon further expansion of the operations of AFC, capital expenditures for AFC are expected to increase. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. These factors could substantially increase AFC’s operating costs and negatively impact its operating results.
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
Other than the sale of Grade I AP, for which we are the sole supplier in the U.S., we face significant competition in all of the other industries that we participate in, including from competitors with greater resources than ours. Many of our competitors have financial, technical, production and other resources substantially greater than ours. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. In particular, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition against pharmaceutical contract manufacturers located in the People’s Republic of China and India, where production costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-supply of sodium azide, which creates significant price competition for that product. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.

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
As disclosed in Note 7 to our condensed consolidated financial statements, we have a substantial amount of debt for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of these debt.
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

AMERICAN PACIFIC CORPORATION
Date: February 14, 2007	/s/ JOHN R. GIBSON
John R. Gibson
Chief Executive Officer