Form 10-Q
period 2007-03-31
AMERICAN PACIFIC CORP
filed 2007-05-15
CIK 350832

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of April 30, 2007 was 7,355,671.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

-i-

DEFINITIONS, abbreviations or acronyms as used in this Form 10-Q

Abbreviation	Definition
AFC	Ampac Fine Chemicals LLC
AFC Business	fine chemicals business of GenCorp, Inc. acquired through acquisition in November, 2005
AICPA	American Institute of Certified Public Accountants
ATK	Alliant Techsystems, Inc.
Ampac Henderson Site	Perchlorate chemicals manufacturing facility in Henderson, Nevada from 1958 until the facility was destroyed in May 1988.
AP	ammonium perchlorate
APIs	active pharmaceutical ingredients
CERCLA	Comprehensive Environmental Response Compensation and Liability Act
cGMP	current good manufacturing practices
Company	American Pacific Corporation
DOD	Department of Defense
DWEL	Drinking Water Equivalent Level
EMEA	European Agency for the Evaluation of Medical Products
EPA	U.S. Environmental Protection Agency
ESI	Energetic Systems Inc., LLC
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FIN	Financial Interpretation Number
GenCorp	GenCorp, Inc.
ISB	in situ bioremediation
ISP	Ampac In-Space Propulsion or our Aerospace Equipment segment
KMCC	Kerr-McGee Chemical Corp.
MCL	Maximum Contaminate Level
NAS	National Academy of Sciences
NASA	National Aeronautics and Space Administration
NDEP	Nevada Division of Environmental Protection
our	American Pacific Corporation
PIK Interest	payment-in-kind interest
ppb	parts per billion
registrant	American Pacific Corporation
SAB	Securities and Exchange Commission Staff Accounting Bulletin
SEC	Securities and Exchange Commission
Securities Act	Securities and Exchange Commission Securities Act of 1933, as amended
SERP	supplemental executive retirement plan
SFAS	Statement of Financial Accounting Standards
SMB	simulated moving bed
SNWA	Southern Nevada Water Authority
us	American Pacific Corporation
we	American Pacific Corporation

-ii-

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$43,589	$39,777	$78,477	$56,262
Cost of Revenues	27,378	27,218	49,358	39,357

Gross Profit	16,211	12,559	29,119	16,905
Operating Expenses	10,091	10,816	18,604	16,281
Environmental Remediation Charge	—	2,800	—	2,800

Operating Income (Loss)	6,120	(1,057)	10,515	(2,176)
Interest and Other Income	90	48	184	923
Interest Expense	3,157	3,056	6,460	4,125
Debt Repayment Charges	2,714	—	2,714	—

Income Loss from Continuing Operations before Income Tax	339	(4,065)	1,525	(5,378)
Income Tax Expense (Benefit)	221	(1,459)	768	(1,982)

Income (Loss) from Continuing Operations	118	(2,606)	757	(3,396)
Income (Loss) from Discontinued Operations, Net of Tax	—	268	—	(247)

Net Income (Loss)	$118	$(2,338)	$757	$(3,643)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.36)	$0.10	$(0.47)
Discontinued Operations, Net of Tax	—	0.04	—	(0.03)

Net Income (Loss)	$0.02	$(0.32)	$0.10	$(0.50)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.36)	$0.10	$(0.47)
Discontinued Operations, Net of Tax	—	0.04	—	(0.03)

Net Income (Loss)	$0.02	$(0.32)	$0.10	$(0.50)

Weighted Average Shares Outstanding:
Basic	7,335,000	7,297,000	7,330,000	7,297,000
Diluted	7,429,000	7,297,000	7,398,000	7,297,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	March 31,	September 30,
	2007	2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$9,613	$6,872
Accounts Receivable	15,603	19,474
Notes Receivable	—	7,510
Inventories	55,732	39,755
Prepaid Expenses and Other Current Assets	1,989	1,845
Deferred Income Taxes	1,887	1,887

Total Current Assets	84,824	77,343
Property, Plant and Equipment, Net	117,652	119,746
Intangible Assets, Net	8,682	14,237
Deferred Income Taxes	21,701	21,701
Other Assets	8,355	6,428

TOTAL ASSETS	$241,214	$239,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,756	$11,158
Accrued Liabilities	6,619	11,257
Employee Related Liabilities	4,509	4,600
Environmental Remediation Reserves	589	1,631
Deferred Revenues	10,901	5,683
Current Portion of Debt	229	9,593

Total Current Liabilities	32,603	43,922
Long-Term Debt	110,485	97,771
Environmental Remediation Reserves	15,468	15,880
Pension Obligations and Other Long-Term Liabilities	9,686	9,998

Total Liabilities	168,242	167,571

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized, 9,387,541 and 9,359,041 issued	936	933
Capital in Excess of Par Value	87,025	86,724
Retained Earnings	3,069	2,312
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,076)	(1,103)

Total Shareholders’ Equity	72,972	71,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,214	$239,455

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$757	$(3,643)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization	9,643	8,232
Non-cash interest expense	1,819	1,294
Share-based compensation	67	233
Non-cash component of debt repayment charge	2,309	—
Gain on sale of assets	—	(630)
Changes in operating assets and liabilities:
Accounts receivable	3,893	(3,192)
Inventories	(15,977)	(5,853)
Prepaid expenses and other current assets	(144)	(2,418)
Accounts payable, accrued liabilities, and employee related liabilities	766	2,727
Deferred revenues	5,218	(344)
Environmental remediation reserves	(1,454)	(1,197)
Pension obligations, net	19	(367)
Discontinued operations, net	—	675
Other	(269)	657

Net Cash Provided (Used) by Operating Activities	6,647	(3,826)

Cash Flows from Investing Activities:
Acquisition of business and earnout payment	(6,000)	(108,451)
Capital expenditures	(2,565)	(7,904)
Proceeds from sale of assets	—	2,395
Discontinued operations, net	7,510	(347)

Net Cash Used by Investing Activities	(1,055)	(114,307)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	85,000
Payments of long-term debt	(108,472)	(325)
Short-term borrowings, net	—	5,995
Debt issuance costs	(4,574)	(1,716)
Issuances of common stock	195	31
Discontinued operations, net	—	(68)

Net Cash Provided (Used) by Financing Activities	(2,851)	88,917

Net Change in Cash and cash Equivalents	2,741	(29,216)
Cash and Cash Equivalents, Beginning of Period	6,872	37,213

Cash and Cash Equivalents, End of Period	$9,613	$7,997

Cash Paid For:
Interest	$3,260	$2,713
Income taxes	81	(353)

Non-Cash Transactions:
Capital leases originated	$321	$—
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1. INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Interim Basis of Presentation: The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006. The operating results for the three-month and six-month periods ended March 31, 2007 and cash flows for the six-month period ended March 31, 2007 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.
Accounting Policies: A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.
Principles of Consolidation: Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. In connection with our acquisition of the fine chemicals business (the “AFC Business”) of GenCorp, through the purchase of substantially all of the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities, we began consolidating our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals or AFC on November 30, 2005 (See Note 2). All intercompany accounts have been eliminated.
Discontinued Operations: In June 2006, our board of directors approved and we committed to a plan to sell our 50% interest in the ESI joint venture based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We consolidated ESI in accordance with FIN 46R, “Consolidation of Variable Interest Entities,” which requires companies to consolidate variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. Revenues, expenses and cash flows associated with ESI’s operations are presented as discontinued operations for all periods presented. Effective September 30, 2006, we completed the sale of our interest in ESI. ESI was formerly reported within our Specialty Chemicals segment. See Note 12.
Recently Issued or Adopted Accounting Standards: In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.
In September 2006, the SEC issued SAB 108, which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 will be recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be first effective for our financial statements issued for the year ended September 30, 2008, and interim periods within that year. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
In September 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement becomes effective for us on September 30, 2007. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our first fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact adoption would have on our consolidated financial statements.
2. ACQUISITIONS
AFC Business Acquisition: In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of the AFC Business of GenCorp through the purchase of substantially all of the assets of Aerojet Fine Chemicals, LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals or AFC. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under the FDA’s current good manufacturing practices or “cGMP” guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States.
The total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
Earnout adjustment	5,000
Other direct acquisition costs	4,348

Total purchase price	$133,411

Subordinated Seller Note – The fair value of the Seller Subordinated Note was determined by discounting the required principal and interest payments at a rate of 15%, which the Company believes is appropriate for instruments with comparable terms. This note was paid in full in February 2007, See Note 7.
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
This acquisition was accounted for using the purchase method of accounting, under which the total purchase price was allocated to the fair values of the assets acquired and liabilities assumed. We engaged outside consultants to assist in the valuation of property, plant and equipment and intangible assets. As of September 30, 2006, the allocation of the purchase price and the related determination of the useful lives of property, plant and equipment were preliminary and subject to change based on the then pending final valuation report. As a result of the final valuation report, during the first quarter of fiscal 2007, we recorded a reclassification of $2,986 of assigned purchase price from intangible assets to property, plant and equipment, and finalized our estimates of the related remaining useful lives.
The following table indicates the amounts assigned to each major asset and liability caption of AFC as of the acquisition date:

Accounts Receivable	$7,746
Inventories	15,941
Other Current Assets	123
Property, Plant and Equipment	114,494
Customer relationships, average life of 5.5 years	7,957
Backlog, average life of 1.5 years	2,287
Other Assets	382

Total Assets Acquired	148,930

Accounts Payable and Accrued Liabilities	11,967
Deferred Revenues and Customer Deposits	2,549
Long-Term Liabilities	1,003

Total Liabilities Assumed	15,519

Purchase Price	$133,411

Intangible assets, consisting of customer relationships and existing customer backlog, have definite lives and will be amortized over their estimated useful lives using the straight-line method.
3. SHARE-BASED COMPENSATION
On October 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment”, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of previously issued awards, new awards and to awards modified, repurchased or canceled after the effective date. Accordingly, commencing October 1, 2005, we recognize share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the Accounting Principles Board Opinion No. 25 intrinsic value method, under which no compensation expense was recognized because all historical options granted were at an exercise price equal to the market value of our stock on the grant date. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS No. 123R.
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

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of March 31, 2007, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our shareholders.
The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of March 31, 2007, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our shareholders.
A summary of our outstanding and vested stock option activity for the six months ended March 31, 2007 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2006	515,500	$6.95	18,750	$1.95
Granted	19,000	7.64	19,000	3.63
Vested	—	—	(28,250)	2.51
Exercised	(28,500)	6.83	—	—
Expired / Cancelled	—	—	—	—

Balance, March 31, 2007	506,000	6.98	9,500	3.63

A summary of our exercisable stock options as of March 31, 2007 is as follows:

Number of vested stock options	496,500
Weighted-average exercise price per share	$6.97
Aggregate intrinsic value	$2,172
Weighted-average remaining contractual term in years	7.2

We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Six Months Ended
	March 31,
	2007	2006

Weighted-average grant date fair value per share of options granted	$3.68	$2.00
Significant fair value assumptions:
Expected term in years	5.25	4.75
Expected volatility	47.0%	50.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	4.7%	4.4%
Total intrinsic value of options exercised	$108	$18
Aggregate cash received for option exercises	$195	$31

Total compensation cost (included in operating expenses)	$67	$233
Tax benefit recognized	28	86

Net compensation cost	$39	$147

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$10	$191
Weighted-average years to be recognized	0.5	0.5
4.	SELECTED BALANCE SHEET DATA
     Inventories: Inventories consist of the following:

	March 31,	September 30,
	2007	2006

Finished goods	$9,562	$7,170
Work-in-process	31,125	20,196
Raw materials and supplies	15,424	12,664
Allowance for obsolete inventory	(379)	(275)

Total	$55,732	$39,755

Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	March 31,	September 30,
	2007	2006

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(35,230)	(33,280)

	3,467	5,417

Customer relationships and backlog	10,244	13,230
Less accumulated amortization	(5,375)	(4,756)

	4,869	8,474

Pension-related intangible	346	346

Total	$8,682	$14,237

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for each of the three-month periods ended March 31, 2007 and 2006, and $1,950 for each of the six-month periods ended March 31, 2007 and 2006.
The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.
In connection with our acquisition of the AFC Business, we acquired intangible assets with fair values of $7,957 for customer relationships and $2,287 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the three months ended March 31, 2007 and 2006 was $309 and $1,426, respectively. Amortization expense for the six months ended March 31, 2007 and 2006 was $619 and $1,902, respectively.
5. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net Income (Loss)	$118	$(2,338)	$757	$(3,643)
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	5	5	27	(41)

Comprehensive Income (Loss)	$123	$(2,333)	$784	$(3,684)

6. EARNINGS (LOSS) PER SHARE
     Shares used to compute earnings (loss) per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Income (Loss) from Continuing Operations	$118	$(2,606)	$757	$(3,396)

Basic:
Weighted average shares	7,335,000	7,297,000	7,330,000	7,297,000

Diluted:
Weighted average shares, basic	7,335,000	7,297,000	7,330,000	7,297,000
Dilutive effect of stock options	94,000	—	68,000	—

Weighted average shares, diluted	7,429,000	7,297,000	7,398,000	7,297,000

Basic (income) loss per share from continuing operations	$0.02	$(0.36)	$0.10	$(0.47)
Diluted (income) loss per share from continuing operations	$0.02	$(0.36)	$0.10	$(0.47)
As of March 31, 2007, we had no antidilutive options outstanding. As of March 31, 2006, we had 555,500 antidilutive options outstanding. Stock options are antidilutive because we reported a loss from continuing operations or the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable or our stock price increases.
7. DEBT
     Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2007	2006

Senior Notes, 9%, due 2015	$110,000	$—
Credit Facilities:
First Lien Term Loan, 9.4%, due through 2010	—	64,350
First Lien Revolving Credit	—	—
Second Lien Term Loan plus accrued PIK Interest of $170, 14.4%, due 2011	—	20,170
Subordinated Seller Note plus accrued PIK Interest of $2,226, 10.4%,
Net of Discount of $5,424, due 2012	—	22,304
Capital Leases	714	540

Total Debt	110,714	107,364
Less Current Portion	(229)	(9,593)

Total Long-term Debt	$110,485	$97,771

Credit Facilities: In connection with our acquisition of the AFC Business, discussed in Note 2, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Bank, National Association and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Bank, National Association, and certain other lenders. The Credit Facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our Senior Notes in February 2007, we repaid our first lien term loan, amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility.
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
The Senior Notes were issued pursuant to an Indenture (the “Indenture”) that contains certain covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create liens on assets to secure debt;

•	incur dividend or other payment restrictions with regard to restricted subsidiaries;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	create an unrestricted subsidiary;

•	enter into certain business activities; or

•	effect a consolidation, merger or sale of all or substantially all of our assets.
The Indenture also contains certain customary events of default.
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement and agreed to use our reasonable best efforts to:
•	file a registration statement with respect to an offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act;

•	cause the registration statement to become effective within 210 days after the closing; and

•	consummate the exchange offer within 240 days after the closing.
If we cannot effect an exchange offer within the time periods listed above, we have agreed to file a shelf registration statement for the resale of the Senior Notes. If we do not comply with certain of our obligations under the registration rights agreement (a “Registration Default”), the annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for any subsequent 90-day period during which the Registration Default continues, up to a maximum additional interest rate of 1.00% per year. If we correct the Registration Default, the interest rate on the Senior Notes will revert immediately to the original rate.
Revolving Credit Facility: On February 6, 2007, we entered into an Amended and Restated Credit Agreement which provides a secured Revolving Credit Facility in an aggregate principal amount of up to $20,000 with an initial maturity in 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility will be at our option, the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin will be tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we will pay commitment fees, other fees related to the issuance and maintenance of the letters of credit, and certain agency fees.
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
As of March 31, 2007, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $17,668, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Letters of Credit: As of March 31, 2007, we had $2,332 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Interest Rate Swap Agreements: In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair values of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense.
Debt Issue Costs and Debt Repayment Charges: In connection with the repayment of our Credit Facilities, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of approximately $400 to terminate the Second Lien Credit Facility. These charges are presented as Debt Repayment Charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,600 which were capitalized and classified as other assets on the balance sheet. These costs will be amortized as additional interest expense over the eight year term on the Senior Notes.
8. COMMITMENTS AND CONTINGENCIES
Environmental Matters:
Review of Perchlorate Toxicity by the EPA –
Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the EPA, but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences or NAS. This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of

24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a DWEL of 24.5 ppb. A decision as to whether or not to establish a MCL is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
Perchlorate Remediation Project in Henderson, Nevada –
We commercially manufactured perchlorate chemicals at the Ampac Henderson Site from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. KMCC also operated a perchlorate production facility in Henderson, Nevada from 1967 to 1998. Between 1956 to 1967, American Potash operated a perchlorate production facility at the same site. For many years prior to 1956, other entities also manufactured perchlorate chemicals at that site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history in Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.
In 1997, the SNWA detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley.
In response to this discovery by SNWA, and at the request of the NDEP, we engaged in an investigation of groundwater near the Ampac Henderson site and down gradient toward the Las Vegas Wash. That investigation and related characterization which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site up to 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the Kerr McGee Henderson Site did materially impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site and this facility has had a significant effect on the load of perchlorate entering Lake Mead over the last 5 years. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.
Notwithstanding these facts, and at the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation or ISB. ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a work plan to NDEP for the construction of a remediation facility near the Ampac Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the Ampac Henderson Site. We commenced construction in July 2005. In December 2006, we began operations, reducing perchlorate concentrations in system extracted groundwater in Henderson.
Henderson Site Environmental Remediation Reserve –

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. During our fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition, to the operating and maintenance costs, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. As of March 31, 2007, the aggregate range of anticipated environmental remediation costs was from approximately $13,000 to approximately $19,500, and the accrued amount was $16,057.
A summary of our environmental reserve activity for the six months ended March 31, 2007 is shown below:

Balance, September 30, 2006	$17,511
Additions or adjustments	—
Expenditures	(1,454)

Balance, March 31, 2007	$16,057

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
Our revenues are characterized by individually significant orders and relatively few customers. As a result, in any given reporting period, certain customers account for more than ten percent of our consolidated revenues. The following table provides disclosure of the percentage of our consolidated revenues attributed to customers that exceed ten percent of the total in each of the given periods.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Specialty chemicals customer	18%	26%	14%	20%
Specialty chemicals customer	11%		13%
Fine chemicals customer	26%		15%
Fine chemicals customer	12%		16%
Fine chemicals customer		27%		20%
The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
Specialty Chemicals	$16,132	$16,479	$27,922	$21,184
Fine Chemicals	22,366	18,931	39,957	24,103
Aerospace Equipment	4,465	3,489	8,441	8,134
Other Businesses	626	878	2,157	2,841

Total Revenues	$43,589	$39,777	$78,477	$56,262

Segment Operating Income:
Specialty Chemicals	$6,418	$6,532	$9,911	$6,952
Fine Chemicals	2,926	(275)	5,845	676
Aerospace Equipment	111	58	297	319
Other Businesses	154	154	747	671

Total Segment Operating Income	9,609	6,469	16,800	8,618
Corporate Expenses	(3,489)	(4,726)	(6,285)	(7,994)
Environmental Remediation Charges	—	(2,800)	—	(2,800)

Operating Income (Loss)	$6,120	$(1,057)	$10,515	$(2,176)

Depreciation and Amortization:
Specialty Chemicals	$1,286	$1,283	$2,568	$2,562
Fine Chemicals	3,048	4,048	6,745	5,348
Aerospace Equipment	34	18	66	35
Other Businesses	3	3	6	6
Corporate	128	140	258	281

Total Depreciation and Amortization	$4,499	$5,492	$9,643	$8,232

10. INTEREST AND OTHER INCOME
     Interest and other income consist of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Interest income	$90	$48	$184	$294
Gain on sale of Hughes Parkway	—	—	—	580
Other	—	—	—	49

	$90	$48	$184	$923

We owned a 70% interest as general and limited partner in a real estate development limited partnership (the “Partnership”). The remaining 30% limited partners included certain current and former members of our board of directors. The Partnership, in turn, owned a 33% limited partnership interest in Hughes Parkway. Hughes Parkway owns the building in which we lease office space in Las Vegas, Nevada.
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
11. DEFINED BENEFIT PLANS
We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment Segment: the American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees,

and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees. Collectively, these three plans are referred to as the “Pension Plans”. The AFC related plans were established in connection with our acquisition of the AFC business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. In addition, we have a supplemental executive retirement plan or SERP that includes our former and current Chief Executive Officer.
Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Pension Plans:
Service Cost	$487	$309	$974	$535
Interest Cost	529	477	1,058	827
Expected Return on Plan Assets	(468)	(393)	(936)	(682)
Recognized Actuarial Losses	15	16	30	29
Amortization of Prior Service Costs	153	134	305	232

Net Periodic Pension Cost	$716	$543	$1,431	$941

Supplemental Executive Retirement Plan:
Service Cost	$—	$—	$—	$—
Interest Cost	35	38	70	74
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	11	11	22	21
Amortization of Prior Service Costs	6	7	12	16

Net Periodic Pension Cost	$52	$56	$104	$111

For the six months ended March 31, 2007, we contributed $1,107 to the Pension Plans to fund benefit payments and anticipate making approximately $1,598 in additional contributions through September 30, 2007. For the six months ended March 31, 2007, we contributed $63 to the SERP to fund benefit payments and anticipate making approximately $64 in additional contributions through September 30, 2007.
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
Summarized financial information for ESI is as follows:

	Three Months	Six Months
	Ended March 31, 2006

Revenues	$4,147	$6,779

Discontinued Operations:
Operating income (loss) before tax	439	(405)
Provision (benefit) for income taxes	171	(158)

Net income (loss) from discontinued operations	$268	$(247)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our beliefs about the sufficiency of our reserves for estimated environmental liabilities, our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectation regarding cash expenditures for environmental remediation at our former Henderson, Nevada site over the next several years, our belief that our amended contract with ATK provides our Specialty Chemicals segment significant stability, our belief that over the next several years overall demand for AP will be relatively level as compared to fiscal 2006, the expectation that the aerospace equipment market will grow over the next several years and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q in Item 1A below for further discussion of these and other factors that could affect future results. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.
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
OUR COMPANY
We are a leading manufacturer of specialty and fine chemicals within our focused markets. Our specialty chemicals and aerospace equipment products are utilized in national defense programs and provide access to, and movement in, space, via solid propellant rockets and propulsion thrusters. Our fine chemicals products represent the key active ingredient in certain anti-viral, oncology and central nervous system drug applications. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal regulatory standards. We generally sell our products through long-term contracts under which we are the sole-source or dual-source supplier.
We are the exclusive North American provider of Grade I AP, which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions over the last two fiscal years. Each of these acquisitions provided long-term customer relationships with sole-source and dual-source contracts and a leadership position in a growing market. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business, which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of only two North American manufacturers of in-

space liquid propulsion systems and propellant tanks. On November 30, 2005, we acquired the AFC Business, which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading manufacturer of certain APIs and registered intermediates for pharmaceutical and biotechnology companies.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Specialty Chemicals:
Perchlorates	34%	36%	32%	32%
Sodium Azide	1%	2%	1%	2%
Halotron	2%	3%	2%	4%

Total Specialty Chemicals	37%	41%	35%	38%

Fine Chemicals	51%	48%	51%	43%

Aerospace Equipment	10%	9%	11%	14%

Other Businesses:
Real Estate	1%	1%	1%	1%
Water Treatment Equipment	1%	1%	2%	4%

Total Other Businesses	2%	2%	3%	5%

Total Revenues	100%	100%	100%	100%

Specialty Chemicals: Our Specialty Chemicals segment is principally engaged in the production of AP, which is a type of perchlorate. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing and historically the primary component of gas generators used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.
We have supplied AP for use in space and defense programs for over 40 years and have been the exclusive AP supplier in North America since 1998. A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellant. Currently, our largest programs are the Minuteman missile, the Standard missile and the Atlas family of commercial rockets.
ATK is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that ATK will purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Prices vary inversely to volume and include annual escalations.
We believe that over the next several years overall demand for AP will be relatively level as compared to our fiscal 2006 based on current U.S. DOD production programs.
Fine Chemicals. November 30, 2005, we acquired the AFC Business through our newly-formed, wholly-owned subsidiary AFC. Our Fine Chemicals segment is a manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the FDA’s cGMP.
We have distinctive competencies and specialized engineering capabilities in chiral separation, highly potent/cytotoxic compounds and energetic and nucleoside chemistries and have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in chiral compound production using the first commercial-scale SMB technology in the U.S. and own and operate two large-scale SMB machines, one of which is among the largest in the world operating under cGMP. Currently we use SMB technology to produce compounds used in drugs treating central nervous system disorders. We have distinctive competency in handling energetic and toxic chemicals using our specialized high containment facilities in applications such as drugs used for oncology. We have significant experience and specially engineered facilities for energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole-source and dual-source contracts. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages long-term customer relationships. We work collaboratively with our customers to develop reliable, cost-effective, custom solutions.
Aerospace Equipment: On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business. Our Aerospace Equipment segment is one of two North American manufacturers of monopropellant or bipropellant propulsion systems and thrusters for satellites and launch vehicles, and is one of the world’s major producers of bipropellant thrusters for satellites. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Other Businesses: Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations.
Discontinued Operations: We also held a 50% ownership stake in ESI, an entity we consolidated under FIN 46(R) that manufactures and distributes commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.
RESULTS OF OPERATIONS
Revenues

	March 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$16,132	$16,479	$(347)	(2%)
Fine Chemicals	22,366	18,931	3,435	18%
Aerospace Equipment	4,465	3,489	976	28%
Other Businesses	626	878	(252)	(29%)

Total Revenues	$43,589	$39,777	$3,812	10%

Six Months Ended:
Specialty Chemicals	$27,922	$21,184	$6,738	32%
Fine Chemicals	39,957	24,103	15,854	66%
Aerospace Equipment	8,441	8,134	307	4%
Other Businesses	2,157	2,841	(684)	(24%)

Total Revenues	$78,477	$56,262	$22,215	39%

Specialty Chemicals revenues decreased modestly during our fiscal 2007 second quarter compared to the prior year quarter largely due to timing of orders. Revenues from Grade I AP experienced a net increase, comprised of an 11% increase in the average price per pound offset by an 8% decrease in volume compared to the prior year quarter. The increase in Grade I AP revenues was offset by Sodium Azide revenue declines of $459 and Halotron revenue declines of $199, each due to lower product volume.

For the six months ended March 31, 2007, Specialty Chemicals revenues have increased 32% driven primarily by Grade I AP sales which reported a 14% increase in average price per pound and a 32% increase in volume.
There are numerous variations of Grade I AP that we produce for our customers at different prices. The increases in averages prices for Grade I AP are due to a change in the mix of Grade I AP products sold during the periods. The increases in volume are due to timing between the various periods. We continue to believe that overall volume for fiscal 2007 will be consistent with fiscal 2006.
Fine Chemicals revenues for the second quarter increased $3.4 million versus the prior year second quarter. The increase in revenue is substantially due to production from our new chiral separation facility that was placed in service in the later part of fiscal 2006.
The increase in Fine Chemicals revenues for the six months ended March 31, 2007 compared to the prior year period is a result of the inclusion of six months of operations from AFC in the fiscal 2007 period while the prior year period includes four months. AFC was acquired on November 30, 2005.
The increases in Aerospace Equipment revenues for both the fiscal 2007 second quarter and six month periods are due to higher volumes of production under long-term contracts resulting from strong backlog at the beginning of fiscal 2007. Because our Aerospace Equipment segment records revenue on a percentage-complete basis, revenues typically vary based on the timing of material or sub-assembly receipts for the various contracts.
Cost of Revenues and Gross Margin

	March 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Revenues	$43,589	$39,777	$3,812	10%
Cost of Revenues	27,378	27,218	160	1%

Gross Margin	16,211	12,559	3,652	29%

Gross Margin Percentage	37%	32%

Six Months Ended:
Revenues	$78,477	$56,262	$22,215	39%
Cost of Revenues	49,358	39,357	10,001	25%

Gross Margin	29,119	16,905	12,214	72%

Gross Margin Percentage	37%	30%
Cost of sales increased during the quarter and six months ended March 31, 2007 compared to the prior year periods due to the increase in sales. However, cost of revenues increased at a lower rate than revenues, and as a result, our consolidated gross margin percentages improved. The following factors contributed to the changes in gross margin percentages:
•	Specialty Chemicals segment gross margin percentage improved three points for the quarter and four points for the six months ended March 31, 2007 compared to the prior year periods due to product mix. During the 2007 periods, our more profitable perchlorate products accounted for a greater percentage of volume than in the prior year periods.
•	Fine Chemicals segment gross margin percentage improved ten points for the quarter and eleven points for the six months ended March 31, 2007 compared to the prior year periods due to better production efficiency that resulted from the segment’s continuous improvement initiatives.
•	Aerospace Equipment segment gross margin improved four points for the quarter and five points for the six months ended March 31, 2007 compared to the prior year periods primarily due to the fiscal 2007 periods included a greater volume of standard production thruster work compared to the prior periods that included more development activities.
•	Gross margin dollars from our Other Businesses segment was consistent for the periods presented.

Operating Expenses

	March 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Operating Expenses	$10,091	$10,816	$(725)	(7%)
Percentage of Revenues	23%	27%

Six Months Ended:
Operating Expenses	$18,604	$16,281	$2,323	14%
Percentage of Revenues	24%	29%
For the quarter ended March 31, 2007, the decrease in operating expenses compared to the prior year period is attributed to a decreased in corporate expenses of $1,237. The most significant component of the decline in corporate expenses is a reduction in legal expenses of approximately $900. The prior year quarter included additional legal expenses associated with the renegotiation of our long-term contract with ATK.
For the six months ended March 31, 2007, the increase in operating expenses of $2,323 compared to the prior period includes:
•	An increase in Fine Chemicals segment operating expenses of $2,603 because the 2007 period includes six months of operations compared to four months of operations in the prior year period.
•	An increase in Aerospace equipment segment operating expenses of $507. The most significant factor contributing to the increase was higher bid and proposal costs on potential new contract awards.
•	An increase in Specialty Chemical operating cost, with most significant components being an increase in insurance of $287 and contract administration costs of $456.
•	A decrease in corporate expenses of $1,709 due to the above mentioned reduction in legal expenses.
Segment Operating Profit (Loss)

	March 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$6,418	$6,532	$(114)	(2%)
Fine Chemicals	2,926	(275)	3,201	NM
Aerospace Equipment	111	58	53	91%
Other Businesses	154	154	—	0%

Segment Operating Profit	9,609	6,469	3,140	49%
Corporate Expenses	(3,489)	(4,726)	(1,237)	26%
Environmental Remediation Charges	—	(2,800)	(2,800)	100%

Operating Income (Loss)	$6,120	$(1,057)	$7,177	NM

Six Months Ended:
Specialty Chemicals	$9,911	$6,952	$2,959	43%
Fine Chemicals	5,845	676	5,169	765%
Aerospace Equipment	297	319	(22)	(7%)
Other Businesses	747	671	76	11%

Segment Operating Profit	16,800	8,618	8,182	95%
Corporate Expenses	(6,285)	(7,994)	(1,709)	21%
Environmental Remediation Charges	—	(2,800)	(2,800)	100%

Operating Income (Loss)	$10,515	$(2,176)	$12,691	NM

NM = Not Meaningful
Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results. Fluctuations in segment operating profit are driven by changes in segment revenues, gross margins and operating expenses, each of which is discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended March 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Cash Provided (Used) By:
Operating activities	$6,647	$(3,826)	$10,473	274%
Financing activities	(1,055)	(114,307)	113,252	99%
Investing activities	(2,851)	88,917	(91,768)	(103%)

Net change in cash for period	$2,741	$(29,216)	31,957	109%

Operating Activities: Cash flows from operating activities improved by $10,473. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $10,397.
•	A decrease in cash used to fund working capital increases of $858, excluding the effect of interest and income taxes.
•	An increase in cash used for interest payments of $547.
•	An increase in cash used for income taxes of $434.
•	A reduction in cash used for environmental remediation of $2,543.
•	Other increases in cash used for operating activities of $628.
The decrease in cash used to fund working capital reflects increases in cash provided by changes in accounts receivable and deferred revenues balances, offset by an increase of $10,124 in cash used to fund increases in inventories, primarily for our Fine Chemicals segment. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory can increase significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Cash used for interest payments increased because our credit facilities were outstanding for six months in the fiscal 2007 period compared to four months in the fiscal 2006 period. Cash used for environmental remediation decreased because during fiscal 2006 we were in the construction phase of the project compared to the lower cash requirements of the operating and maintenance phase in fiscal 2007.
Investing Activities: Significant components of cash flows from investing activities include:
Six months ended March 31, 2007
•	Cash received from the sale of ESI of $7,510.
•	Cash used to fund the AFC acquisition earnout adjustment of $6,000.
•	Cash used for capital expenditures of $2,565.
Six months ended March 31, 2006
•	Cash used for our acquisition of AFC of $108,451.
•	Cash used for capital expenditures of $7,904.
•	Cash provided by proceeds from the sale of our interest in a real estate partnership of $2,395.
Financing Activities: Financing cash flows for the six months ended March 31, 2007 and 2006 are primarily related to the credit facilities we secured in connection with our acquisition of AFC in November 2005, and the subsequent repayment of these facilities and issuance of Senior Notes in February 2007. These financing instruments are discussed in further detail under the heading Long-Term Debt and Credit Facilities below.
Liquidity and Capital Resources

As of March 31, 2007, we had cash of $9,613. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $17,668 as of March 31, 2007. Availability is computed as the total commitment of $20,000 less outstanding borrowings and letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our material borrowings.
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
Long Term Debt and Revolving Credit Facilities
Credit Facilities: In connection with our acquisition of the AFC Business, on November 30, 2005, we entered into the First Lien Credit Facility with Wachovia Bank, National Association and other lenders. We also entered into the Second Lien Credit Facility, with Wachovia Bank, National Association and certain other lenders. These Credit Facilities were collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our Senior Notes in February 2007, we amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility.
Seller Subordinated Note: In connection with our acquisition of the AFC Business, we issued an unsecured subordinated seller note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The note accrued PIK Interest at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. The note was subordinated to the senior debt under or related to the Credit Facilities and certain other indebtedness, subject to certain terms and conditions.
In connection with our February 2007 refinancing activities, we negotiated an early retirement of the Seller Subordinated Note at a discount of approximately $5,000 from the face amount of the note. On February 6, 2007, we paid GenCorp $23,735 representing full settlement of the Seller Subordinated Note and accrued interest.
Senior Notes: On February 6, 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015. The Senior Notes accrue interest at a rate per annum equal to 9.0%, to be payable semi-annually in arrears on each February 1 and August 1, beginning on August 1, 2007. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
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
In addition, if we experience certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
The Senior Notes were issued pursuant to an Indenture that contains certain covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
•	incur additional debt;
•	pay dividends or make other restricted payments;
•	create liens on assets to secure debt;
•	incur dividend or other payment restrictions with regard to restricted subsidiaries;
•	transfer or sell assets;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions;
•	create an unrestricted subsidiary;
•	enter into certain business activities; or
•	effect a consolidation, merger or sale of all or substantially all of our assets.
The Indenture also contains certain customary events of default.
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement and agreed to use our reasonable best efforts to:
•	file a registration statement with respect to an offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act;
•	cause the registration statement to become effective within 210 days after the closing; and
•	consummate the exchange offer within 240 days after the closing.
If we cannot effect an exchange offer within the time periods listed above, we have agreed to file a shelf registration statement for the resale of the Senior Notes. If we do not comply with certain of our obligations under the registration rights agreement, the annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for any subsequent 90-day period during which the Registration Default continues, up to a maximum additional interest rate of 1.00% per year. If we correct the Registration Default, the interest rate on the Senior Notes will revert immediately to the original rate.
Revolving Credit Facility: On February 6, 2007, we entered into an Amended and Restated Credit Agreement which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity in 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility will be at our option, the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin will be tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we will pay commitment fees, other fees related to the issuance and maintenance of the letters of credit, and certain agency fees.
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
As of March 31, 2007, we had no borrowings outstanding under our Revolving Credit Facility and we were in compliance with its various financial covenants.
Debt Issue Costs and Debt Repayment Charges: In connection with the repayment of our Credit Facilities, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated those facilities. In addition, we paid a pre-payment penalty of approximately $400 to terminate the Second Lien Credit Facility. These charges are presented as Debt Repayment Charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,600 which were capitalized and classified as other assets on the balance sheet. These costs will be amortized as additional interest expense over the eight year term on the Senior Notes.
Interest Rate Swap Agreements
In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements do not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair values of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense.
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
In addition, we have obligations and other off-balance sheet arrangements relating to pension benefits, environmental remediation, letters of credit, and employee agreements, which have not changed materially from our disclosures in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
Sales and Revenue Recognition
Revenues for Specialty Chemicals, Fine Chemicals, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Certain products shipped by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities. We recognize the revenue from these Bill and Hold transactions at the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the AICPA audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.
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
Pension Benefits
We sponsor defined benefit pension plans in various forms for employees who meet eligibility requirements. Several assumptions and statistical variables are used in actuarial models to calculate the pension expense and liability related to the various plans. We determine the assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases based on historical plan data. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations.
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
Recently Issued or Adopted Accounting Standards
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.
In September 2006, the SEC issued SAB 108, which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 will be recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be first effective for our financial statements issued for the year ended September 30, 2008, and interim periods within that year. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement becomes effective for us on September 30, 2007. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our first fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact adoption would have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of March 31, 2007, our outstanding debt is comprised primarily of $110,000 aggregate principal of 9% fixed rate, unsecured senior notes.
In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities & Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended September 30, 2006. For your convenience, our updated risk factors are included below in this Item 1A.
We can be adversely impacted by reductions or changes in NASA or U.S. government military spending.
Both our Specialty Chemicals and Aerospace Equipment segments conduct business, directly or indirectly, with NASA and the U.S. government. Our perchlorate chemicals, as part of our Specialty Chemicals segment, accounted for approximately 28%, 65% and 85% of our revenues during fiscal 2006, 2005 and 2004, respectively. AP is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration. Our principal space customers are Alliant Techsystems, Inc., or “ATK,” for the Space Shuttle Program and the Delta family of commercial rockets, and Aerojet General Corporation, or “Aerojet” for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including the Minuteman, Navy Standard Missile, Patriot and Multiple Launch Rocket System programs. As a majority of our sales are to the U.S. government and its prime contractors, we depend heavily on the contracts underlying these programs. Also, significant portions of our sales come from a small number of customers. ATK accounted for 18%, 50% and 51% of our revenues during fiscal 2006, 2005 and 2004, respectively. We have supplied AP for use in space and defense programs for over 40 years. We have supplied AP to various foreign defense programs and commercial space programs, although AP is subject to strict export license controls.
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
If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
We depend on a limited number of customers for most of our sales in our Specialty Chemicals, Aerospace Equipment and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse affect on our revenues.
Our perchlorate chemicals, as part of our Specialty Chemicals segment, accounted for approximately 28%, 65% and 85% of our consolidated revenues during fiscal 2006, 2005 and 2004, respectively. ATK accounted for 18%, 50% and 51% of our consolidated revenues during fiscal 2006, 2005 and 2004, respectively. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
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
Fixed-Price Contracts: Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of un-reimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. The U.S. government also regulates the accounting methods under which costs are allocated to U.S. government contracts. As a result, all fixed-price contracts involve the inherent risk of un-reimbursed cost overruns. To the extent that we did not anticipate the increase in cost of producing our products which are subject to a fixed-price contract, our profitability would be adversely affected.
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
Review of Perchlorate Toxicity by EPA — Perchlorate is not currently included in the list of hazardous substances compiled by the EPA, but it is on the EPA’s Contaminant Candidate List. The NAS, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs.
Perchlorate Remediation Project in Henderson, Nevada — We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “Ampac Henderson Site.” In 1997, the SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the NDEP, we engaged in an investigation of groundwater near the Ampac Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. In fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the Ampac Henderson Site. The permanent plant began operation in December 2006.

Henderson Site Environmental Remediation Reserve — During our fiscal years 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the Ampac Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal year 2007, we began the operating and maintenance phase and expect cash spending to decline to less than $1,000 per year annually for the next several years. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
Other AFC Environmental Matters — Also as part of the acquisition of AFC by us, AFC leased approximately 240 acres of land on the Aerojet-General Corporation Superfund Site. CERCLA has very strict joint and several liability provisions that make any “owner or operator” of a Superfund site a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of the Superfund law and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation. In addition, pursuant to the EPA consent order governing remediation for this site, AFC will have to abide by certain limitations regarding construction and development of the site which may restrict AFC’s operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC. Please see “Business — Regulatory Compliance” for a full discussion of our environmental compliance issues.
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
Our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic, highly toxic and high potency materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA, and other regulatory authorities world-wide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA, and the EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP and the International Conference on Harmonization (ICH) Q7A. If AFC is unable to adhere to these standards and produce these chemical compounds to the standards required by our customers, its operating results and revenues will be negatively impacted.
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
Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. We have entered into employment agreements with two of our corporate executive officers that allow those officers to terminate their employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities required for energetic and high containment chemistry. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to retain these highly skilled and experienced employees.
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
As disclosed in Note 7 to our condensed consolidated financial statements, we have a substantial amount of debt for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Voting results of matters submitted to a vote of Security Holders at our Annual Meeting of Stockholders held on March 6, 2007 were as follows:
Item No. 1(a): Election of one Class B Director (through March 2008).

Name	Votes For	Votes Withheld
C. Keith Rooker	6,014,311	1,070,371
Item No. 1(b): Election of two Class C Directors (through March 2009).

Name	Votes For	Votes Withheld
Fred D. Gibson, Jr.	6,041,362	1,043,320
Berlyn D. Miller	6,048,692	1,035,720
Item No. 1(c): Election of three Class A Directors (through March 2010).

Name	Votes For	Votes Withheld
John R. Gibson	6,043,968	1,040,714
Jan H. Loeb	5,994,294	1,090,388
Dean M. Willard	6,007,378	1,077,304
Each of the Nominees received more than 80% of the votes cast. Accordingly, in accordance with the Registrant’s certificate of incorporation and bylaws, Mr. Rooker is hereby elected as a Class B Director to serve until the annual meeting of stockholders in 2008, Messrs. F. Gibson and Miller are hereby elected as Class C Directors to serve until the annual meeting of stockholders in 2009, and Messrs. J. Gibson, Loeb and Willard are hereby elected as Class A Directors to serve until the annual meeting of stockholders in 2010.
Item No. 2: Ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2007:

Votes For	Against	Abstained
7,071,712	5,328	7,641
     In addition, the following individuals are continuing members of the board of directors. They will serve until the annual meeting of stockholders in the indicated year that their term expires.

Name	Class	Term Expires
Norval F. Pohl	Class B	2008
Jane L. Williams	Class B	2008
Joseph Carleone	Class C	2009
ITEM 5. OTHER INFORMATION
     On May 8, 2007, our subsidiary AMPAC Fine Chemicals LLC, adopted a Severance Pay Plan (the “AFC Severance Plan”). One of our named executive officer, Dr. Aslam Malik, participates in the AFC Severance Plan. Pursuant to the AFC Severance Plan, Dr. Malik shall receive severance benefits for certain involuntary terminations, including:
•	Monthly payments equal to regular straight-time salary in effect on the date of termination for 24 months;
•	Reimbursement of Dr. Malik’s COBRA premiums on his current health care coverage for a period of six months; and
•	If Dr. Malik’s employment is terminated after he was employed for at least six months in a fiscal year, Dr. Malik shall be entitled to a portion of his bonus pursuant to the bonus plan in effect for such year applicable to him, equal to the bonus he would have achieved for that year, multiplied by the number of weeks that he was employed during the fiscal year, divided by 52, payable at the time normally payable under such bonus plan.
ITEM 6. EXHIBITS

10.1	AMPAC Fine Chemicals LLC Severance Pay Plan

10.2	Notice of Eligibility for Dr. Aslam Malik under AMPAC Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION
Date: May 15, 2007	/s/ JOHN R. GIBSON
John R. Gibson
Chief Executive Officer

INDEX TO EXHIBITS

10.1	AMPAC Fine Chemicals LLC Severance Pay Plan

10.2	Notice of Eligibility for Dr. Aslam Malik under AMPAC Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.