Form 10-Q
period 2007-06-30
AMERICAN PACIFIC CORP
filed 2007-08-03
CIK 350832

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of July 31, 2007 was 7,423,671.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$43,723	$42,840	$122,200	$99,102
Cost of Revenues	30,358	30,931	79,716	70,288

Gross Profit	13,365	11,909	42,484	28,814
Operating Expenses	9,660	10,187	28,264	26,468
Environmental Remediation Charge	—	—	—	2,800

Operating (Income) Loss	3,705	1,722	14,220	(454)
Interest and Other Income	181	55	365	978
Interest Expense	2,709	3,280	9,169	7,405
Debt Repayment Charges	—	—	2,714	—

Income (Loss) from Continuing Operations before Income Tax	1,177	(1,503)	2,702	(6,881)
Income Tax Expense (Benefit)	571	(642)	1,339	(2,624)

Income (Loss) from Continuing Operations	606	(861)	1,363	(4,257)
Loss from Discontinued Operations, Net of Tax	—	(192)	—	(439)

Net Income (Loss)	$606	$(1,053)	$1,363	$(4,696)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.08	$(0.12)	$0.19	$(0.58)
Discontinued Operations, Net of Tax	—	(0.02)	—	(0.06)

Net Income (Loss)	$0.08	$(0.14)	$0.19	$(0.64)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.08	$(0.12)	$0.18	$(0.58)
Discontinued Operations, Net of Tax	—	(0.02)	—	(0.06)

Net Income (Loss)	$0.08	$(0.14)	$0.18	$(0.64)

Weighted Average Shares Outstanding:
Basic	7,378,000	7,304,000	7,345,000	7,299,000
Diluted	7,523,000	7,304,000	7,439,000	7,299,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	June 30,	September 30,
	2007	2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$21,899	$6,872
Accounts Receivable, Net	20,574	19,474
Notes Receivable	—	7,510
Inventories, Net	57,627	39,755
Prepaid Expenses and Other Current Assets	2,098	1,845
Deferred Income Taxes	1,887	1,887

Total Current Assets	104,085	77,343
Property, Plant and Equipment, Net	116,472	119,746
Intangible Assets, Net	7,398	14,237
Deferred Income Taxes	21,701	21,701
Other Assets	8,616	6,428

TOTAL ASSETS	$258,272	$239,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,759	$11,158
Accrued Liabilities	9,914	11,257
Employee Related Liabilities	5,707	4,600
Environmental Remediation Reserves	565	1,631
Deferred Revenues	22,280	5,683
Current Portion of Debt	230	9,593

Total Current Liabilities	49,455	43,922
Long-Term Debt	110,423	97,771
Environmental Remediation Reserves	15,146	15,880
Pension Obligations and Other Long-Term Liabilities	9,088	9,998

Total Liabilities	184,112	167,571

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized, 9,443,541 and 9,359,041 issued	942	933
Capital in Excess of Par Value	87,580	86,724
Retained Earnings	3,675	2,312
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(1,055)	(1,103)

Total Shareholders’ Equity	74,160	71,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,272	$239,455

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$1,363	$(4,696)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	14,502	14,166
Non-cash interest expense	1,975	2,314
Share-based compensation	67	287
Non-cash component of debt repayment charges	2,309	—
Gain on sale of assets	—	(610)
Excess tax benefit from stock option exercises	(203)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,055)	(5,399)
Inventories	(17,872)	(6,273)
Prepaid expenses and other current assets	(253)	(3,461)
Accounts payable, accrued liabilities, and employee related liabilities	5,456	6,361
Deferred revenues	16,597	(284)
Environmental remediation reserves	(1,800)	(2,857)
Pension obligations, net	(351)	128
Discontinued operations, net	—	921
Other	(853)	490

Net Cash Provided by Operating Activities	19,882	1,087

Cash Flows from Investing Activities:
Acquisition of business and earnout payment	(6,000)	(108,462)
Capital expenditures	(3,930)	(13,429)
Proceeds from sale of assets	—	2,395
Discontinued operations, net	7,510	(403)

Net Cash Used by Investing Activities	(2,420)	(119,899)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	85,000
Payments of long-term debt	(108,533)	(496)
Short-term borrowings, net	—	4,000
Debt issuance costs	(4,677)	(1,782)
Issuances of common stock	572	158
Excess tax benefit from stock option exercises	203	—
Discontinued operations, net	—	(92)

Net Cash Provided (Used) by Financing Activities	(2,435)	86,788

Net Change in Cash and Cash Equivalents	15,027	(32,024)
Cash and Cash Equivalents, Beginning of Period	6,872	37,213

Cash and Cash Equivalents, End of Period	$21,899	$5,189

Cash Paid For:
Interest	$3,337	$5,065
Income taxes	412	(352)

Non-Cash Transactions:
Capital leases originated	$321	$—
Issuance of seller subordinated note, net of discount	—	19,400
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation: The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006. The operating results for the three-month and nine-month periods ended June 30, 2007 and cash flows for the nine-month period ended June 30, 2007 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies: A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

Principles of Consolidation: Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. In connection with our acquisition of the fine chemicals business (the “AFC Business”) of GenCorp, Inc. (“GenCorp”), through the purchase of substantially all of the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities, we began consolidating our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals LLC or “AFC” on November 30, 2005 (See Note 2). All intercompany accounts have been eliminated.

Discontinued Operations: In June 2006, our board of directors approved and we committed to a plan to sell our 50% interest in our Energetic Systems, Inc. joint venture (“ESI”) based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We consolidated ESI in accordance with FIN 46R, “Consolidation of Variable Interest Entities,” which requires companies to consolidate variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. Revenues, expenses and cash flows associated with ESI’s operations are presented as discontinued operations for all periods presented. Effective September 30, 2006, we completed the sale of our interest in ESI. ESI was formerly reported within our Specialty Chemicals segment (see Note 12).

Recently Issued or Adopted Accounting Standards: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB 108, which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for our fiscal year ending September 30, 2007. Any past adjustments required to be recorded as a result of adopting SAB 108 will be recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

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

AFC Business Acquisition: In July 2005, we entered into an agreement to acquire, and on November 30, 2005, we completed the acquisition of the AFC Business of GenCorp through the purchase of substantially all of the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals LLC or “AFC”. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under the U.S. Food and Drug Administrations’ (“FDA”) current good manufacturing practices or “cGMP” guidelines for customers in the pharmaceutical industry. Its facilities in California offer specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation using the first commercial-scale simulated moving bed in the United States.

2.	ACQUISITIONS (continued)

The total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
Earnout adjustment	5,000
Other direct acquisition costs	4,348

Total purchase price	$133,411

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

2.	ACQUISITIONS (continued)

The following table indicates the amounts assigned to each major asset and liability caption of AFC as of the acquisition date:

Accounts Receivable	$7,746
Inventories	15,941
Other Current Assets	123
Property, Plant and Equipment	114,494
Customer relationships, average life of 5.5 years	7,957
Backlog, average life of 1.5 years	2,287
Other Assets	382

Total Assets Acquired	148,930

Accounts Payable and Accrued Liabilities	11,967
Deferred Revenues and Customer Deposits	2,549
Long-Term Liabilities	1,003

Total Liabilities Assumed	15,519

Purchase Price	$133,411

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

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of June 30, 2007, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our shareholders.

The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates outside directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of June 30, 2007, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our shareholders.

3.	SHARE-BASED COMPENSATION (continued)

A summary of our outstanding and vested stock option activity for the nine months ended June 30, 2007 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2006	515,500	$6.95	18,750	$1.95
Granted	19,000	7.64	19,000	3.63
Vested	—	—	(28,250)	2.51
Exercised	(84,500)	6.75	—	—
Expired / Cancelled	—	—	—	—

Balance, June 30, 2007	450,000	7.01	9,500	3.63

A summary of our exercisable stock options as of June 30, 2007 is as follows:

Number of vested stock options	440,500
Weighted-average exercise price per share	$7.00
Aggregate intrinsic value	$3,653
Weighted-average remaining contractual term in years	6.9
We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Nine Months Ended
	June 30,
	2007	2006

Weighted-average grant date fair value per share of options granted	$3.68	$2.00
Significant fair value assumptions:
Expected term in years	5.25	4.75
Expected volatility	47.0%	50.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	4.7%	4.4%
Total intrinsic value of options exercised	$472	$54
Aggregate cash received for option exercises	$376	$158

Total compensation cost (included in operating expenses)	$67	$287
Tax benefit recognized	29	110

Net compensation cost	$38	$177

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$10	$79
Weighted-average years to be recognized	0.3	0.3
4.	SELECTED BALANCE SHEET DATA

Inventories: Inventories consist of the following:

	June 30,	September 30,
	2007	2006

Finished goods	$21,151	$7,170
Work-in-process	20,949	20,196
Raw materials and supplies	15,796	12,664
Allowance for obsolete inventory	(269)	(275)

Total	$57,627	$39,755

4.	SELECTED BALANCE SHEET DATA (continued)
Intangible Assets: We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	June 30,	September 30,
	2007	2006

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(36,205)	(33,280)

	2,492	5,417

Customer relationships and backlog	10,244	13,230
Less accumulated amortization	(5,684)	(4,756)

	4,560	8,474

Pension-related intangible	346	346

Total	$7,398	$14,237

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for each of the three-month periods ended June 30, 2007 and 2006, and $2,925 for each of the nine-month periods ended June 30, 2007 and 2006.

The pension-related intangible is an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan.

In connection with our acquisition of the AFC Business, we acquired intangible assets with fair values of $7,957 for customer relationships and $2,287 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the three months ended June 30, 2007 and 2006 was $309 and $1,427, respectively. Amortization expense for the nine months ended June 30, 2007 and 2006 was $928 and $3,329, respectively.

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income (Loss)	$606	$(1,053)	$1,363	$(4,696)
Other Comprehensive Income (Loss) - Foreign currency translation adjustment	21	(93)	48	(52)

Comprehensive Income (Loss)	$627	$(1,146)	$1,411	$(4,748)

6.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June3 0,
	2007	2006	2007	2006

Income (Loss) from Continuing Operations	$606	$(861)	$1,363	$(4,257)

Basic Weighted Average Shares	7,378,000	7,304,000	7,345,000	7,299,000

Diluted:
Weighted average shares, basic	7,378,000	7,304,000	7,345,000	7,299,000
Dilutive effect of stock options	145,000	—	94,000	—

Weighted average shares, diluted	7,523,000	7,304,000	7,439,000	7,299,000

Basic (income) loss per share from continuing operations	$0.08	$(0.12)	$0.19	$(0.58)
Diluted (income) loss per share from continuing operations	$0.08	$(0.12)	$0.18	$(0.58)
As of June 30, 2007, we had no antidilutive options outstanding. As of June 30, 2006, we had 515,500 antidilutive options outstanding. Stock options are antidilutive because we reported a loss from continuing operations or the exercise price of certain options exceeds the average fair market value of our stock for the period. These options could be dilutive in future periods if our operations are profitable or our stock price increases.

7.	DEBT

Our outstanding debt balances consist of the following:

	June 30,	September 30,
	2007	2006

Senior Notes, 9%, due 2015	$110,000	$—
Credit Facilities:
First Lien Term Loan, 9.4%, due through 2010	—	64,350
First Lien Revolving Credit	—	—
Second Lien Term Loan plus accrued PIK Interest of $170, 14.4%, due 2011	—	20,170
Subordinated Seller Note plus accrued PIK Interest of $2,226, 10.4%,
Net of Discount of $5,424, due 2012	—	22,304
Capital Leases	653	540

Total Debt	110,653	107,364
Less Current Portion	(230)	(9,593)

Total Long-term Debt	$110,423	$97,771

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

7.	DEBT (continued)

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

The Senior Notes were issued pursuant to an Indenture (the “Indenture”) that contains certain covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create liens on assets to secure debt;

•	incur dividend or other payment restrictions with regard to restricted subsidiaries;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	create an unrestricted subsidiary;

•	enter into certain business activities; or

•	effect a consolidation, merger or sale of all or substantially all of our assets.
The Indenture also contains certain customary events of default.

7.	DEBT (continued)

In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement and agreed to use our reasonable best efforts to:
•	file a registration statement with respect to an offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended;

•	cause the registration statement to become effective within 210 days after the closing; and

•	consummate the exchange offer within 240 days after the closing.
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
On July 5, 2007, we filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes as required by the registration rights agreement. On July 24, 2007, the registration statement was declared effective by the SEC and we commenced the exchange offer. Pursuant to the terms of the exchange offer, the exchange offer will expire on August 23, 2007, unless extended.
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

7.	DEBT (continued)

As of June 30, 2007, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,082, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit: As of June 30, 2007, we had $2,332 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Interest Rate Swap Agreements: In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements did not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense.

Debt Issue Costs and Debt Repayment Charges: In connection with the repayment of our Credit Facilities, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of approximately $400 to terminate the Second Lien Credit Facility. These charges are presented as Debt Repayment Charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,677 which were capitalized and classified as other assets on the balance sheet. These costs will be amortized as additional interest expense over the eight year term on the Senior Notes.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Review of Perchlorate Toxicity by the EPA –

Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (“EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences or “NAS”. This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level (“DWEL”) of 24.5 ppb. A decision as to whether or not to establish a minimum contaminate level (“MCL”) is pending. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

8.	COMMITMENTS AND CONTINGENCIES (continued)

Perchlorate Remediation Project in Henderson, Nevada –

We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (“Ampac Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corporation (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada (“KMCC Site”) from 1967 to 1998. In addition, between 1956 and 1967, American Potash operated a perchlorate production facility and for many years prior to 1956, other entities also manufactured perchlorate chemicals at the KMCC Site. In 1998, Kerr-McGee Chemical LLC became the operating entity and it ceased the production of perchlorate at the Kerr McGee Henderson Site. Thereafter, it continued to produce other chemicals at this site until it was recently sold. As a result of a longer production history in Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the Ampac Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the Ampac Henderson Site and down gradient toward the Las Vegas Wash. That investigation and related characterization which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the Ampac Henderson Site up to 700 ppm, perchlorate from this Site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the Kerr McGee Henderson Site did impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

Notwithstanding these facts, and at the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the Ampac Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation or “ISB”. ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a work plan to NDEP for the construction of a remediation facility near the Ampac Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at Ampac Henderson Site. We commenced construction in July 2005. In December 2006, we began operations, reducing perchlorate concentrations in system extracted groundwater in Henderson.

8.	COMMITMENTS AND CONTINGENCIES (continued)

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

We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. As of June 30, 2007, the aggregate range of anticipated environmental remediation costs was from approximately $12,500 to approximately $19,000, and the accrued amount was $15,711. A summary of our environmental reserve activity for the nine months ended June 30, 2007 is shown below:

Balance, September 30, 2006	$17,511
Additions or adjustments	—
Expenditures	(1,800)

Balance, June 30, 2007	$15,711

AFC Environmental Matters –

AFC’s facility is located on land leased from Aerojet. The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, the environmental remediation expenses.

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

8.	COMMITMENTS AND CONTINGENCIES (continued)

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
Aerospace Equipment: The Aerospace Equipment, or in-space propulsion business (“ISP”), manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.
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

9.	SEGMENT INFORMATION (continued)

The following table provides disclosure of the percentage of our consolidated revenues attributed to customers that exceed ten percent of the total in each of the given periods.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Specialty chemicals customer		16%	11%	18%
Specialty chemicals customer			11%
Fine chemicals customer	15%	32%	10%	28%
Fine chemicals customer	35%		22%
Fine chemicals customer		13%
Fine chemicals customer			12%
Fine chemicals customer	13%		11%
Aerospace equipment customer		10%
The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Specialty Chemicals	$8,780	$11,098	$36,702	$32,282
Fine Chemicals	30,736	25,889	70,693	49,992
Aerospace Equipment	4,119	5,232	12,560	13,366
Other Businesses	88	621	2,245	3,462

Total Revenues	$43,723	$42,840	$122,200	$99,102

Segment Operating Income (Loss):
Specialty Chemicals	$1,935	$1,983	$11,846	$8,935
Fine Chemicals	4,950	3,758	10,795	4,434
Aerospace Equipment	310	445	607	764
Other Businesses	(183)	(456)	564	215

Total Segment Operating Income	7,012	5,730	23,812	14,348
Corporate Expenses	(3,307)	(4,008)	(9,592)	(12,002)
Environmental Remediation Charges	—	—	—	(2,800)

Operating Income (Loss)	$3,705	$1,722	$14,220	$(454)

Depreciation and Amortization:
Specialty Chemicals	$1,290	$1,287	$3,858	$3,849
Fine Chemicals	3,401	4,486	10,146	9,834
Aerospace Equipment	38	19	104	54
Other Businesses	3	3	9	9
Corporate	127	139	385	420

Total Depreciation and Amortization	$4,859	$5,934	$14,502	$14,166

10.	INTEREST AND OTHER INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$181	$74	$365	$369
Gain on sale of Hughes Parkway	—	—	—	580
Other	—	(19)	—	29

	$181	$55	$365	$978

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

10.	INTEREST AND OTHER INCOME (continued)

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

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment Segment: the American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees. Collectively, these three plans are referred to as the “Pension Plans”. The AFC related plans were established in connection with our acquisition of the AFC Business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. In addition, we have a supplemental executive retirement plan or “SERP” that includes our former and current chief executive officers.

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Pension Plans:
Service Cost	$546	$268	$1,520	$804
Interest Cost	631	413	1,689	1,240
Expected Return on Plan Assets	(627)	(341)	(1,563)	(1,023)
Recognized Actuarial Losses	(263)	15	43	43
Amortization of Prior Service Costs	293	116	322	348

Net Periodic Pension Cost	$580	$471	$2,011	$1,412

Supplemental Executive Retirement Plan:
Service Cost	$—	$—	$—	$—
Interest Cost	35	37	105	111
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	10	11	32	32
Amortization of Prior Service Costs	6	7	18	23

Net Periodic Pension Cost	$51	$55	$155	$166

For the nine months ended June 30, 2007, we contributed $2,077 to the Pension Plans to fund benefit payments and anticipate making approximately $628 in additional contributions through September 30, 2007. For the nine months ended June 30, 2007, we contributed $95 to the SERP to fund benefit payments and anticipate making approximately $32 in additional contributions through September 30, 2007.

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

12. DISCONTINUED OPERATIONS (continued)
     Summarized financial information for ESI is as follows:

	Three Months	Nine Months
	Ended June 30, 2006

Revenues	$3,173	$9,952

Discontinued Operations:
Operating loss before tax	(315)	(720)
Benefit for income taxes	(123)	(281)

Net loss from discontinued operations	$(192)	$(439)

13. GUARANTOR SUBSIDIARIES
As discussed in Note 7, on February 6, 2007, American Pacific Corporation, a Delaware Corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Company’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Company’s sole foreign subsidiary (“Non-Guarantor Subsidiary”) is not a guarantor of the Senior Notes. Each of the Parent’s subsidiaries is wholly-owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiary:

Condensed Consolidating Balance Sheet -		Guarantor	Non-Guarantor
June 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$21,764	$135	$—	$21,899
Accounts Receivable	—	20,394	1,171	(991)	20,574
Inventories	—	56,855	772	—	57,627
Prepaid Expenses and Other Assets	—	1,961	137	—	2,098
Deferred Income Taxes	—	1,887	—	—	1,887

Total Current Assets	—	102,861	2,215	(991)	104,085
Property, Plant and Equipment, Net	—	116,317	155	—	116,472
Intangible Assets, Net	—	7,398	—	—	7,398
Deferred Income Taxes	—	21,701	—	—	21,701
Other Assets	—	8,616	—	—	8,616
Intercompany Advances	79,161	1,821	—	(80,982)	—
Investment in Subsidiaries	104,999	(301)	—	(104,698)	—

Total Assets	$184,160	$258,413	$2,370	$(186,671)	$258,272

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$26,521	$850	$(991)	$26,380
Environmental Remediation Reserves	—	565	—	—	565
Deferred Revenues	—	22,280	—	—	22,280
Intercompany Advances	—	79,161	1,821	(80,982)	—
Current Portion of Debt	—	230	—	—	230

Total Current Liabilities	—	128,757	2,671	(81,973)	49,455
Long-Term Debt	110,000	423	—	—	110,423
Environmental Remediation Reserves	—	15,146	—	—	15,146
Other Long-Term Liabilities	—	9,088	—	—	9,088

Total Liabilities	110,000	153,414	2,671	(81,973)	184,112
Total Stockholders’ Equity	74,160	104,999	(301)	(104,698)	74,160

Total Liabilities and Stockholders’ Equity	$184,160	$258,413	$2,370	$(186,671)	$258,272

13. GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet -		Guarantor	Non-Guarantor
September 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$6,758	$114	$—	$6,872
Accounts Receivable	—	19,253	1,040	(819)	19,474
Notes Receivable	—	7,510	—	—	7,510
Inventories	—	39,152	603	—	39,755
Prepaid Expenses and Other Assets	—	1,745	100	—	1,845
Deferred Income Taxes	—	1,887	—	—	1,887

Total Current Assets	—	76,305	1,857	(819)	77,343
Property, Plant and Equipment, Net	—	119,623	123	—	119,746
Intangible Assets, Net	—	14,237	—	—	14,237
Deferred Income Taxes	—	21,701	—	—	21,701
Other Assets	—	6,428	—	—	6,428
Intercompany Advances	81,389	975	—	(82,364)	—
Investment in Subsidiaries	97,320	56	—	(97,376)	—

Total Assets	$178,709	$239,325	$1,980	$(180,559)	$239,455

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$26,885	$949	$(819)	$27,015
Environmental Remediation Reserves	—	1,631	—	—	1,631
Deferred Revenues	—	5,683	—	—	5,683
Intercompany Advances	—	81,389	975	(82,364)	—
Current Portion of Debt	9,422	171	—	—	9,593

Total Current Liabilities	9,422	115,759	1,924	(83,183)	43,922
Long-Term Debt	97,403	368	—	—	97,771
Environmental Remediation Reserves	—	15,880	—	—	15,880
Other Long-Term Liabilities	—	9,998	—	—	9,998

Total Liabilities	106,825	142,005	1,924	(83,183)	167,571
Total Stockholders’ Equity	71,884	97,320	56	(97,376)	71,884

Total Liabilities and Stockholders’ Equity	$178,09	$239,325	$1,980	$(180,559)	$239,455

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Nine Months Ended June 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$121,030	$1,353	$(183)	$122,200
Cost of Revenues	—	78,532	1,367	(183)	79,716

Gross Profit (Loss)	—	42,498	(14)	—	42,484
Operating Expenses	—	27,869	395	—	28,264

Operating Income (Loss)	—	14,629	(409)	—	14,220
Interest and Other Income	8,846	362	3	(8,846)	365
Interest Expense	8,846	9,169	—	(8,846)	9,169
Debt Repayment Charges	—	2,714	—	—	2,714

Income (Loss) from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	3,108	(406)	—	2,702
Income Tax Expense	—	1,339	—	—	1,339

Income (Loss) from Continuing Operations before Equity Account for Subsidiaries	—	1,769	(406)	—	1,363
Equity Account for Subsidiaries	1,363	(406)	—	(957)	—

Net Income (Loss) from Continuing Operations	$1,363	$1,363	$(406)	$(957)	$1,363

13. GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Nine Months Ended June 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$98,251	$1,126	$(275)	$99,102
Cost of Revenues	—	69,521	1,042	(275)	70,288

Gross Profit	—	28,730	84	—	28,814
Operating Expenses	—	26,145	323	—	26,468
Environmental Remediation Charges	—	2,800	—	—	2,800

Operating Loss	—	(215)	(239)	—	(454)
Interest and Other Income	7,395	975	3	(7,395)	978
Interest Expense	7,395	7,405	—	(7,395)	7,405

Loss from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	(6,645)	(236)	—	(6,881)
Income Tax Benefit	—	(2,624)	—	—	(2,624)

Loss from Continuing Operations before Equity Account for Subsidiaries	—	(4,021)	(236)	—	(4,257)
Equity Account for Subsidiaries	(4,257)	(236)	—	4,493	—

Net Loss from Continuing Operations	$(4,257)	$(4,257)	$(236)	$4,493	$(4,257)

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Three Months Ended June 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$43,250	$502	$(29)	$43,723
Cost of Revenues	—	29,831	556	(29)	30,358

Gross Profit (Loss)	—	13,419	(54)	—	13,365
Operating Expenses	—	9,564	96	—	9,660

Operating Income (Loss)	—	3,855	(150)	—	3,705
Interest and Other Income	2,473	180	1	(2,473)	181
Interest Expense	2,473	2,709	—	(2,473)	2,709

Income (Loss) from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	1,326	(149)	—	1,177
Income Tax Expense	—	571	—	—	571

Income (Loss) from Continuing Operations before Equity Account for Subsidiaries	—	755	(149)	—	606
Equity Account for Subsidiaries	606	(149)	—	(457)	—

Net Income (Loss) from Continuing Operations	$606	$606	$(149)	$(457)	$606

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Three Months Ended June 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$42,384	$593	$(137)	$42,840
Cost of Revenues	—	30,559	509	(137)	30,931

Gross Profit (Loss)	—	11,825	84	—	11,909
Operating Expenses	—	10,066	121	—	10,187

Operating Income (Loss)	—	1,759	(37)	—	1,722
Interest and Other Income	3,270	54	1	(3,270)	55
Interest Expense	3,270	3,280	—	(3,270)	3,280

Income (Loss) from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	(1,467)	(36)	—	(1,503)
Income Tax Expense	—	(642)	—	—	(642)

Income (Loss) from Continuing Operations before Equity Account for Subsidiaries	(861)	(36)	—	897	—
Equity Account for Subsidiaries	—	(825)	(36)	—	(861)

Net Income (Loss) from Continuing Operations	$(861)	$(861)	$(36)	$897	$(861)

13. GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows -		Guarantor	Non-Guarantor
Nine Months Ended June 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$—	$20,652	$(770)	$—	$19,882

Cash Flows from Investing Activities:
Acquisition of businesses	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(3,875)	(55)	—	(3,930)
Discontinued operations, net	—	7,510	—	—	7,510

Net Cash Used in Investing Activities	—	(2,365)	(55)	—	(2,420)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	—	—	—	110,000
Payments of long-term debt	(108,326)	(207)	—	—	(108,533)
Debt issuance costs	(4,677)	—	—	—	(4,677)
Issuance of common stock	572	—	—	—	572
Excess tax benefit from exrecise of stock options	203	—	—	—	203
Intercompany advances, net	2,228	(3,074)	846	—	—

Net Cash Provided by (Used) Financing Activities	—	(3,281)	846	—	(2,435)

Net Change in Cash and Cash Equivalents	—	15,006	21	—	15,027
Cash and Cash Equivalents, Beginning of Period	—	6,758	114	—	6,872

Cash and Cash Equivalents, End of Period	$—	$21,764	$135	$—	$21,899

Condensed Consolidating Statement of Cash Flows -		Guarantor	Non-Guarantor
Nine Months Ended June 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$—	$1,315	$(228)	$—	$1,087

Cash Flows from Investing Activities:					—
Acquisition of businesses	—	(108,462)	—	—	(108,462)
Capital expenditures	—	(13,325)	(104)	—	(13,429)
Proceeds from sale of assets	—	2,395	—	—	2,395
Discontinued operations, net	—	(403)	—	—	(403)

Net Cash Used in Investing Activities	—	(119,795)	(104)	—	(119,899)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	—	—	—	85,000
Payments of long-term debt	(487)	(9)	—	—	(496)
Short-term borrowings, net	4,000	—	—	—	4,000
Debt issuance costs	(1,782)	—	—	—	(1,782)
Issuance of common stock	158	—	—	—	158
Intercompany advances, net	(86,889)	86,523	366	—	—
Discontinued operations, net	—	(92)	—	—	(92)

Net Cash Provided by Financing Activities	—	86,422	366	—	86,788

Net Change in Cash and Cash Equivalents	—	(32,058)	34	—	(32,024)
Cash and Cash Equivalents, Beginning of Period	—	37,079	134	—	37,213

Cash and Cash Equivalents, End of Period	$—	$5,021	$168	$—	$5,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our beliefs about the sufficiency of our reserves for estimated environmental liabilities, our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectation regarding cash expenditures for environmental remediation at our former Henderson, Nevada site over the next several years, our belief that our amended contract with Alliant Techsystems, Inc. (“ATK”) provides our Specialty Chemicals segment significant stability, our belief that over the next several years overall demand for Grade I ammonium perchlorate will be relatively level as compared to fiscal 2006, the expectation that the aerospace equipment market will grow over the next several years and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q in Item 1A below, for further discussion of these and other factors that could affect future results. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.
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
We are the exclusive North American provider of Grade I ammonium perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and dual-source contracts and a leadership positions in growing markets. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business, which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of only two North American manufacturers of in-space liquid propulsion systems and propellant tanks. On November 30, 2005, we acquired the fine chemicals business of GenCorp, which is now our Fine Chemicals segment. Our Fine

Chemicals segment is a leading manufacturer of certain active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Specialty Chemicals:
Perchlorates	17%	22%	27%	28%
Sodium Azide	0%	2%	1%	2%
Halotron	3%	2%	2%	3%

Total Specialty Chemicals	20%	26%	30%	33%

Fine Chemicals	70%	60%	58%	50%

Aerospace Equipment	10%	12%	10%	13%

Other Businesses:
Real Estate	0%	0%	1%	1%
Water Treatment Equipment	0%	2%	1%	3%

Total Other Businesses	0%	2%	2%	4%

Total Revenues	100%	100%	100%	100%

Specialty Chemicals: Our Specialty Chemicals segment is principally engaged in the production of Grade I ammonium perchlorate. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing and historically the primary component of gas generators used in certain automotive airbag safety systems, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.
We have supplied AP for use in space and defense programs for over 40 years and have been the exclusive AP supplier in North America since 1998. A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellants. Currently, our largest programs are the Minuteman missile, the Standard missile and the Atlas family of commercial rockets.
Alliant Techsystems, Inc. or “ATK” is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that ATK will purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Prices vary inversely to volume and include annual escalations.
We believe that over the next several years overall demand for AP will be relatively level as compared to our fiscal 2006 based on current U.S. department of defense production programs.
Fine Chemicals. November 30, 2005, we acquired the fine chemicals business of GenCorp through our newly-formed, wholly-owned subsidiary Ampac Fine Chemicals LLC. Our Fine Chemicals segment is a manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the FDA’s current good manufacturing practices or “cGMP”.
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
Discontinued Operations: We also held a 50% ownership stake in Energetic Systems, Inc. (“ESI”), an entity we consolidated under FIN 46(R) that manufactures and distributes commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.
RESULTS OF OPERATIONS
Revenues

	June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$8,780	$11,098	$(2,318)	(21%)
Fine Chemicals	30,736	25,889	4,847	19%
Aerospace Equipment	4,119	5,232	(1,113)	(21%)
Other Businesses	88	621	(533)	(86%)

Total Revenues	$43,723	$42,840	$883	2%

Nine Months Ended:
Specialty Chemicals	$36,702	$32,282	$4,420	14%
Fine Chemicals	70,693	49,992	20,701	41%
Aerospace Equipment	12,560	13,366	(806)	(6%)
Other Businesses	2,245	3,462	(1,217)	(35%)

Total Revenues	$122,200	$99,102	$23,098	23%

Specialty Chemicals revenues decreased during our fiscal 2007 third quarter compared to the prior year quarter largely due to the timing of Grade I AP orders, primarily under the Minuteman Program. Revenues from Grade I AP experienced a net decrease, comprised of a 34% decrease in volume offset partially by a 5% increase in average price per pound compared to the prior year quarter. Specialty

Chemicals revenues also reflect a $418 increase in Halotron revenues and $387 decrease in Sodium Azide revenue for the fiscal 2007 third quarter as compared to the prior year period.
On a year-to-date basis, Specialty Chemicals revenues have increased 14% driven primarily by Grade I AP sales which reported a 10% increase in average price per pound, as a result of custom orders, and a 10% increase in volume.
Grade I AP revenues are typically derived from relatively few large orders. As a result, quarterly comparisons can vary significantly depending on the timing of individual orders throughout the year. There are numerous variations of Grade I AP that we produce for our customers. The variances in average price per pound are largely due to changes in product mix during periods presented, as certain blends of Grade I AP are sold at higher unit prices than others. Average price per pound may continue to fluctuate somewhat in future periods, dependent on product mix and volume.
Fine Chemicals revenues for the fiscal 2007 third quarter increased $4,847 versus the prior year third quarter. The increase is substantially due to sales associated with its largest oncology product. Revenues from antiviral products were relatively consistent between the quarterly periods, however, characterized by an increase from one antiviral product offset by declines in two other antiviral products. To have significant increases or decreases in any single product produced within a quarterly period is a normal result of production cycles. Typically, AFC runs a campaign of one product for several months then changes to another product. The cycles are determined based on customer delivery requirements and the most effective use of the facilities. In addition, during the FY07 third quarter, AFC shipped significant levels of an antiviral product which is recorded as deferred revenues as of June 30, 2007 because the customer acceptance period had not yet lapsed.
For the nine months ended June 30, 2007, Fine Chemicals revenues increased $20,701 compared to the prior year period primarily due to the fiscal 2007 period including nine months of AFC operations compared to seven months of operations in the prior year period. AFC was acquired on November 30, 2005.
The decrease in Aerospace Equipment revenues for both the fiscal 2007 third quarter and nine-month periods relate to the timing of orders from ISP’s largest customer. ISP completed production under a multi-year contract in May 2007. Production on the follow-on order begins in August 2007. As a result, revenues in the fiscal 2007 periods are reduced by the lag time between the orders.
Cost of Revenues and Gross Margin

	June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Revenues	$43,723	$42,840	$883	2%
Cost of Revenues	30,358	30,931	(573)	(2%)

Gross Margin	13,365	11,909	1,456	12%

Gross Margin Percentage	31%	28%

Nine Months Ended:
Revenues	$122,200	$99,102	$23,098	23%
Cost of Revenues	79,716	70,288	9,428	13%

Gross Margin	42,484	28,814	13,670	47%

Gross Margin Percentage	35%	29%
One of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in product mix between our two largest segments. Our Specialty Chemicals segment typically has higher gross margins than AFC or our Fine Chemicals segment. Measured in terms of revenues, Specialty Chemicals accounted for 20% and 30% of our operations during the three months and nine months ended June 30, 2007, compared to 26% and 33% in the corresponding prior year periods. Conversely, AFC accounted for 70% and 58% of our operations during the three-month and nine-month periods ended June 30, 2007, compared to 60% and 50% in the corresponding prior year periods.
In addition, the following factors affect our consolidated gross margin comparisons:
•	Specialty Chemicals gross margin percentage improved 15 points for the fiscal 2007 third quarter and improved five points for the fiscal 2007 year-to-date period primarily because the prior year third quarter included unusually high manufacturing overhead costs within the perchlorate operations.
•	Increases in gross margin losses from our Sodium Azide products due to lower volumes.
•	Fine Chemicals segment gross margin percentage for the fiscal 2007 third quarter was consistent with the prior year quarter and improved five points during the nine months ended June 30, 2007 compared to the prior year period. The improvement in the gross margin percentage is due to changes in product mix to include more R&D and oncology products in the fiscal 2007 period, as well as better absorption of manufacturing overheads due to the higher product volumes.
•	For the nine months ended June 30, 2007, Aerospace Equipment gross margins have improved approximately three points largely due to the current period activity including more standard production thruster work compared to the prior year periods which included a greater volume of development activities.
Operating Expenses

	June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Operating Expenses	$9,660	$10,187	$(527)	(5%)
Percentage of Revenues	22%	24%

Nine Months Ended:
Operating Expenses	$28,264	$26,468	$1,796	7%
Percentage of Revenues	23%	27%
The variances in operating expenses are primarily attributed to:
•	A net increase in Fine Chemicals operating expenses of $2,612 between the nine month periods primarily because the 2007 period includes nine months of operations compared to seven months of operations in the prior year period.
•	A decrease of $1,117 for the fiscal 2007 third quarter and $2,401 for the fiscal 2007 nine month period, as compared to the prior year periods, in amortization expense related to AFC intangible assets.
•	An increase of $310 for the fiscal 2007 quarter and $1,814 for the fiscal 2007 period for incentive compensation due to improved performance in fiscal 2007.

Segment Operating Profit (Loss)

	June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$1,935	$1,983	$(48)	(2%)
Fine Chemicals	4,950	3,758	1,192	32%
Aerospace Equipment	310	445	(135)	(30%)
Other Businesses	(183)	(456)	273	(60%)

Segment Operating Profit	7,012	5,730	1,282	22%
Corporate Expenses	(3,307)	(4,008)	701	(17%)

Operating Income	$3,705	$1,722	$1,983	115%

Nine Months Ended:
Specialty Chemicals	$11,846	$8,935	$2,911	33%
Fine Chemicals	10,795	4,434	6,361	143%
Aerospace Equipment	607	764	(157)	(21%)
Other Businesses	564	215	349	162%

Segment Operating Profit	23,812	14,348	9,464	66%
Corporate Expenses	(9,592)	(12,002)	2,410	(20%)
Environmental Remediation Charges	—	(2,800)	2,800	(100%)

Operating Income (Loss)	$14,220	$(454)	$14,674	NM

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Cash Provided (Used) By:
Operating activities	$19,882	$1,087	$18,795	1,729%
Financing activities	(2,420)	(119,899)	117,479	98%
Investing activities	(2,435)	86,788	(89,223)	(103%)

Net change in cash for period	$15,027	$(32,024)	$47,051	147%

Operating Activities: Cash flows from operating activities improved by $18,795. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $11,377.
•	A decrease in cash used to fund working capital increases of $4,824, excluding the effect of interest and income taxes.
•	An decrease in cash used for interest payments of $1,323.
•	An increase in cash used for income taxes of $764.
•	A reduction in cash used for environmental remediation of $3,857.
•	Other increases in cash used for operating activities of $1,822.
The decrease in cash used to fund working capital includes increases during the FY07 nine-month period in cash provided by deferred revenues of $16,881 and accounts receivable of $4,344, offset by an increase in cash used to fund inventory, primarily at AFC, of $11,599 and other increases in cash used for prepaid expenses, accounts payable and accrued expenses of $4,802. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory can increase or decrease significantly. Deferred revenues arise primarily because some of our AFC products are subject to customer acceptance periods. Revenue recognition is deferred from the date of shipment until the acceptance period lapses, which is generally less than one month from shipment. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Cash used for interest decreased primarily due to the timing of the interest payments. Our current debt instruments require semi-annual interest payments in February and August compared to the debt instruments in place during the prior year nine-month period which required interest payments at the end of each quarter. Cash used for environmental remediation decreased because during fiscal 2006 we were in the construction phase of the project compared to the lower cash requirements of the operating and maintenance phase in fiscal 2007.
Investing Activities: Significant components of cash flows from investing activities include:
Nine months ended June 30, 2007
•	Cash received from the sale of ESI of $7,510.
•	Cash used to fund the AFC acquisition earnout adjustment of $6,000.
•	Cash used for capital expenditures of $3,930.
Nine months ended June 30, 2006
•	Cash used for our acquisition of AFC of $108,462.
•	Cash used for capital expenditures of $13,429.
•	Cash provided by proceeds from the sale of our interest in a real estate partnership of $2,395.
During the first nine months of fiscal 2007, we have spent $3,930 in cash capital expenditures. This rate of expenditures in lower than the prior year because during the prior year nine-month period we were actively involved in the construction of the new SMB facility at AFC. In addition, our rate of capital expenditure spending to date in fiscal 2007 is less than we expect for this full fiscal year.
Financing Activities: Financing cash flows for the nine months ended June 30, 2007 and 2006 are primarily related to the credit facilities we secured in connection with our acquisition of AFC in November 2005, and the subsequent repayment of these facilities and issuance of Senior Notes in February 2007. These financing instruments are discussed in further detail under the heading Long-Term Debt and Credit Facilities below.
Liquidity and Capital Resources
As of June 30, 2007, we had cash of $21,899. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $18,082 as of June 30, 2007. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our material borrowings.
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
On July 5, 2007, we filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes as required by the registration rights agreement. On July 24, 2007, the registration statement was declared effective by the SEC and we commenced the exchange offer. Pursuant to the terms of the exchange offer, the exchange offer will expire on August 23, 2007, unless extended.
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
As of June 30, 2007, we had no borrowings outstanding under our Revolving Credit Facility and we were in compliance with its various financial covenants.
Debt Issue Costs and Debt Repayment Charges: In connection with the repayment of our Credit Facilities, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated those facilities. In addition, we paid a pre-payment penalty of approximately $400 to terminate of the Second Lien Credit Facility. These charges are presented as Debt Repayment Charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,677 which were capitalized and classified as other assets on the balance sheet. These costs will be amortized as additional interest expense over the eight year term on the Senior Notes.
Interest Rate Swap Agreements
In May 2006, we entered into two interest rate swap agreements, expiring on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements did not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense.
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
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants’ (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.
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
Recently Issued or Adopted Accounting Standards
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year that begins on October 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.
In September 2006, the SEC issued SAB 108, which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for our fiscal year ending September 30, 2007. Any past adjustments required to be recorded as a result of adopting SAB 108 will be recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of June 30, 2007, our outstanding debt is comprised primarily of $110,000 aggregate principal of 9% fixed rate, unsecured senior notes.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities & Exchange Commission’s rules and forms.
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
We can be adversely impacted by reductions or changes in National Aeronautics and Space Administration (“NASA”) or U.S. government military spending.
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
Fixed-Price Contracts: Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of un-reimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. The U.S. government also regulates the accounting methods under which costs are allocated to U.S. government contracts. As a result, all fixed-price contracts involve the inherent risk of un-reimbursed cost overruns. To the extent that we did not anticipate the increase in cost of producing our products which are subject to a fixed-price contract, our profitability would be adversely affected.
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
Our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic, highly toxic and high potency materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA, and other regulatory authorities world-wide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA, and the European Agency for the Evaluation of Medical Products (“EMEA”), have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP and the International Conference on Harmonization (ICH) Q7A. If AFC is unable to adhere to these standards and produce these chemical compounds to the standards required by our customers, its operating results and revenues will be negatively impacted.
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
As of September 30, 2006, AFC had approximately 141 employees that were covered by collective bargaining or similar agreements. In June 2007, the collective bargaining and similar agreements were renegotiated and extended to June 2010. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase its operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers could also have similar effects on AFC.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.
ITEM 5. OTHER INFORMATION
On May 8, 2007, our subsidiary AMPAC Fine Chemicals LLC, adopted a Severance Pay Plan (the “AFC Severance Plan”). One of our named executive officer, Dr. Aslam Malik, participates in the AFC Severance Plan. Pursuant to the AFC Severance Plan, Dr. Malik shall receive severance benefits for certain involuntary terminations, including:
•	Monthly payments equal to regular straight-time salary in effect on the date of termination for 24 months;
•	Reimbursement of Dr. Malik’s COBRA premiums on his current health care coverage for a period of six months; and
•	If Dr. Malik’s employment is terminated after he was employed for at least six months in a fiscal year, Dr. Malik shall be entitled to a portion of his bonus pursuant to the bonus plan in effect for such year applicable to him, equal to the bonus he would have achieved for that year, multiplied by the number of weeks that he was employed during the fiscal year, divided by 52, payable at the time normally payable under such bonus plan.
ITEM 6. EXHIBITS

10.1	AMPAC Fine Chemicals LLC Severance Pay Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.2	Notice of Eligibility for Dr. Aslam Malik under AMPAC Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 32.1 and 32.2 are furnished to accompany this quarterly report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION
Date: August 3, 2007	/s/ JOHN R. GIBSON
John R. Gibson
Chief Executive Officer