Form 10-K
period 2007-09-30
AMERICAN PACIFIC CORP
filed 2007-12-21
CIK 350832

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(702) 735-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par Value $0.10	Name of each exchange on which registered The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
Title of Class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
 ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $78.7 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of shares of common stock, $.10 par value, outstanding as of November 30, 2007, was 7,435,171.
Part III Hereof
Certain portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2007, are incorporated by reference into Part III of this report.

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Forward Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our business strategy, our expectations and estimates for our environmental remediation efforts, the effect of GAAP accounting pronouncements on our recognition of revenue, uncertainty regarding our future operating results and our profitability, anticipated sources of revenue and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements, include the risks described in greater detail under the heading “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.
The terms “Company”, “AMPAC”, “we”, “us”, and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation.
Item 1. Business (Dollars in Thousands)
Our Company
We are a leading manufacturer of specialty and fine chemicals within our focused markets. Our specialty chemicals and aerospace equipment products are utilized in national defense programs and provide access to, and movement in, space, via solid fuel and propulsion thrusters. Our fine chemicals products represent the active pharmaceutical ingredient (“API”) or registered intermediate in certain anti-viral, oncology and central nervous system drug applications. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal regulatory standards. We generally sell our products through long-term contracts under which we are the sole source or limited source supplier.
We are the exclusive North American provider of Grade I ammonium perchlorate, or “AP,” which is the predominant oxidizing agent for solid fuel rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole source and dual source contracts and a leadership position in a growing market. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business, or “ISP,” which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of only two North American manufacturers of in-space propulsion systems and propellant tanks. On November 30, 2005, we acquired GenCorp Inc.’s fine chemical business, or the “AFC business,” through our wholly-owned subsidiary AMPAC Fine Chemicals (“AFC”) which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading manufacturer of certain active pharmaceutical ingredients, or “APIs,” and registered intermediates for pharmaceutical and biotechnology companies. Both of these businesses have been successfully integrated, have improved their profitability and have generated revenue growth since their acquisition.
We are incorporated in Delaware, and the address of our principal executive offices is 3770 Howard Hughes Parkway, Suite 300, Las Vegas, Nevada 89169. Our telephone number is (702) 735-2200 and our website is located at www.apfc.com. The contents of our website are not part of this report.
Our Business Segments
Our operations comprise four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2007	2006	2005

Specialty Chemicals:
Perchlorates	28%	28%	65%
Sodium azide	1%	2%	3%
Halotron	2%	3%	6%

Total specialty chemicals	31%	33%	74%

Fine Chemicals	57%	52%	0%

Aerospace Equipment	9%	12%	18%

Other Businesses:
Real estate	1%	1%	5%
Water treatment equipment	2%	2%	3%

Total other businesses	3%	3%	8%

Total revenues	100%	100%	100%

Please see discussions in Note 12 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information on our segments and financial information about geographic areas for the past three fiscal years.
Specialty Chemicals. Our Specialty Chemicals business segment is principally engaged in the production of AP, which is a type of perchlorate. Sales of perchlorates represented 89% of the segment’s revenues for fiscal 2007. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.
We have supplied AP for use in space and defense programs for over 40 years and we have been the exclusive AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation, or “Kerr-McGee.” A significant number of existing and planned space launch vehicles use solid fuel and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid fuel. Currently, our largest programs are the Minuteman missile, the Standard missile and the Atlas family of commercial rockets.
Alliant Techsystems, Inc., or “ATK,” is our biggest AP customer, representing 15% of our fiscal 2007 consolidated revenues. During fiscal 2006, ATK’s AP purchase projection, in combination with the purchase projections of our other customers, fell below the volumes provided for under our contract with ATK. Based on the expected lower volumes and certain other factors, we negotiated an amendment with ATK in 2006 to obtain fair and reasonable pricing for volumes less than the 8 million pounds provided in the then existing contract. Under the amended contract, ATK is required to purchase all of its AP from us through 2013 and unit prices are more favorable to us at lower volumes. Unit prices vary inversely with the quantity of AP sold by us annually to all of our customers between 3 million and 20 million pounds per year. Additionally, prices escalate each year for all volumes covered under the contract. We believe this amended contract provides our Specialty Chemicals segment significant stability.
We expect Grade I AP demand in fiscal 2008 to be consistent with fiscal 2007. Over the longer term, we expect demand for Grade I AP to be within the ranges of fiscal 2006 and 2007 based on current U.S. Department of Defense, or “DOD,” production programs. However, AP demand could increase if there is a substantial increase in Space Shuttle flights or the development of several contemplated programs under the U.S. proposed long-term human and robotic program to explore the solar system, starting with a return to the Moon. We believe that our stable revenue from AP, combined with the segment’s profitability and minimal capital expenditures, should provide us with stable cash flow from our Specialty Chemicals segment for the foreseeable future.
Fine Chemicals. Our Fine Chemicals business segment is a manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s, or “FDA’s,” current Good Manufacturing Practices, or “cGMP.” Our Fine Chemicals segment focuses on high growth markets where our technology position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, and manufacturing highly potent/cytotoxic and energetic compounds and nucleosides. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using the first commercial-scale simulated moving bed, or “SMB,” technology in the U.S. and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in handling energetic and toxic chemicals and our specialized high containment facilities provide us a significant competitive advantage in competing for various opportunities associated with highly potent/cytotoxic compounds, such as drugs used for oncology. Due to our significant experience and specially engineered facilities, we are one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products used in anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole source and dual source contracts, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a customer establishes a production process with us there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available — we are currently the sole source supplier on several of our fine chemicals products.

•	Regulatory Approval — applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as 1-2 years.

•	Significant Financial Costs — switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
We believe that growth in our pharmaceutical markets is being driven by strong demand for products that use our core technologies, including HIV-related drugs and anti-cancer drugs, most of which are expected to use energetic and high-potency compounds. With the FDA emphasizing chirally-pure drugs, we believe our investment in SMB technology is a strong competitive advantage for us. In addition, we see a current trend toward more outsourcing by the pharmaceutical industry as reflected in AFC’s pipeline of new products continuing to grow.
Aerospace Equipment. Our Aerospace Equipment segment is one of two North American manufacturers of monopropellant and bipropellant propulsion systems and thrusters for satellites and launch vehicles, and is one of the world’s major producers of bipropellant thrusters for satellites. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
The aerospace equipment market is expected to grow over the next several years. We expect growth areas to include missile defense programs and the commercial satellite segment, which is expecting steady growth over the next several years as a result of broadband, HDTV and communications applications.

Other Businesses. Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations. In fiscal 2005, we completed the sale of all real estate assets that were targeted for sale and do not anticipate significant real estate sales activity in the future.
Discontinued Operations. We also held a 50% ownership stake in Energetic Systems, Inc. (“ESI”), an entity we consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, that manufactures and distributes commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.
Our Strengths
Leading Market Positions with Significant Barriers to Entry. We maintain a leading market position in each of our focused markets, which are characterized by high barriers to entry. Generally, these barriers include strategic customer relationships and long-term contracts, high switching costs due to intertwined technology between manufacturer and customer, a highly-specialized workforce, proprietary processes and technologies, and manufacturing facilities that possess the necessary infrastructure to support potentially hazardous and technically sensitive work.
Specialty Chemicals. We have been manufacturing AP for over 40 years and have been the exclusive North American supplier of AP since 1998. AP is a key component of solid fuel rockets, booster motors and missiles that are utilized in DOD programs such as the Minuteman missile, Multiple Launch Rocket System, the Standard missile and Patriot missile, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and the Space Shuttle. There is currently no domestic alternative to these solid rocket motors. As a result, we believe that the U.S. government views us as a strategic national asset. Based on the current size of the AP market, the rigorous and time-consuming requirements to qualify as an AP supplier for government or commercial launch vehicles and the high capital requirements for building an AP manufacturing facility, we believe building a competing facility in North America is not a viable option for a potential competitor.
Fine Chemicals. Through our acquisition of the AFC business, we have been involved in the development and manufacture of APIs and registered intermediates for over 20 years and have developed long-term customer relationships with leading pharmaceutical and biotechnology companies. We have distinctive competencies in performing chiral separations, and manufacturing highly potent/cytotoxic and energetic compounds and nucleosides. Our pharmaceutical and biotechnology customers are dependent on the APIs and registered intermediates we produce for the efficacy of their drugs. Our customers’ commitment, in most cases, to use us as the sole or limited source supplier of these ingredients demonstrates their trust in our ability to continually deliver at the necessary high level of quality.
We have invested significant resources in our facilities and technology base and we are one of the few companies in the world with the capability to use energetic chemistry on a commercial scale under the FDA’s cGMP. Manufacturing APIs requires unique experience in chemistry and engineering as well as compliance with the FDA’s cGMP. For many of our products, few other manufacturers have the technological capability, experience or physical facilities to supply a competing product. Also, the FDA approval process for our customers generally requires the manufacturer of specific chemicals to be named. In these cases, switching contractors usually requires additional regulatory approval for our customers, which can be a lengthy and expensive process.
Aerospace Equipment. We are one of only two manufacturers of monopropellant and bipropellant thrusters in the North American in-space propulsion market and we are one of the world’s major manufacturers of bipropellant thrusters. Our average length of relationship with major customers is in excess of 10 years. We believe that, along with our established technology base and our long-term customer relationships, the investment in product qualification and reliability requirements required within that market represents a significant barrier to entry.
Strategic Customer Relationships. Our focused markets require technically advanced products along with a strong service component due to the critical nature of the products that we supply. Often our mission critical products are imbedded within the final end-product and some of our products have been supported through customer-funded product development investments. As a result, we have developed strategic relationships with our targeted customer base, which has led to our portfolio of sole source and dual source contracts. As the sole source or dual source supplier, we are generally the only contractor or one of only two contractors that has been qualified by the customer and/or regulatory agency to provide the respective product. We believe these relationships enable us to maintain leading market positions in our respective target markets and will allow our business to grow significantly in the future through the successful re-compete and/or expansion of existing contracts and the award of new contracts.
Manufacturing Excellence. We believe that our manufacturing facilities for each of our core business segments provide us with a significant competitive advantage.
Specialty Chemicals. Our AP manufacturing facility, which utilizes our proprietary technology and is ISO 9000 certified, is the only one of its kind in North America and its financing was supported in 1988 by the U.S. government due to the strategic importance of AP to the U.S. government’s access to space and for military applications. We believe building a competing facility in North America is not a viable option for a potential competitor.
Fine Chemicals. Our Fine Chemicals facilities are operated in compliance with the FDA’s cGMP standards and we have received accreditation from Japan’s Pharmaceutical and Medical Devices Agency. Our highly skilled team of experienced chemists, engineers, operators and other professionals provides assurance of supply of high quality products to our customers. Significant investments in our manufacturing facilities during the last two years have enhanced our manufacturing capability, efficiency and capacity. We believe the combination of our highly skilled workforce and our modern manufacturing facilities has led to our advanced technological position within our targeted markets and positions us to capitalize on the expected industry growth within our fine chemicals core competencies.
Aerospace Equipment. Our specially-engineered manufacturing facilities allow us to provide a wide array of services to our customers, including gas welding, electron beam welding, final thruster assembly, clean room assembly, water flushing, water calibration, vibration and hot fire test. Our hot fire test bed acceptance capability uses real-time infrared techniques to record temperature profiles in the thruster hardware during testing. We believe this proprietary technique is a significant advantage in assessing both the quality of existing designs and critical information to improve thruster performance in new designs.
Significant Revenue Visibility through Long-Term Contracts. Our revenues are primarily derived from multi-year contracts with major defense and aerospace contractors and large pharmaceutical and biotechnology companies. Within the Specialty Chemicals segment, the majority of our revenues are generated from contracts that require our customers to purchase all of their AP requirements from us, subject to certain exceptions. In addition, our recent ATK contract amendment provides for higher unit prices at lower volumes, extends the contract maturity through 2013 and contains annual price increases, which we believe provides our Specialty Chemicals segment significant revenue stability. Our Fine Chemicals segment generated nearly all of its sales in fiscal 2007 from long-term contracts related to existing ethical drug products that are FDA approved and are currently on the market. Some of our contracts within the Fine Chemicals segment also have take-or-pay terms or required minimum purchase volumes, which guarantees a minimum revenue amount under those contracts. As of September 30, 2007, our Fine Chemicals segment’s backlog was approximately $98,000 and our Aerospace Equipment segment’s backlog was approximately $14,000. As of September 30, 2006, Fine chemicals segment backlog was approximately $100,000 and Aerospace equipment segment backlog was approximately $14,000. Backlog includes amounts for which a purchase order has been received from a commercial customer and government contracts for which funding is contractually obligated by our customers. Backlog is not a meaningful measure for our other business segments.

Attractive Portfolio of Products. We believe our balanced product portfolio results in a stable revenue mix. Our APIs and registered intermediates are components of various drug applications primarily in the areas of anti-viral, oncology, and central nervous system. Our AP and aerospace equipment products are key components of various DOD and NASA programs, as well as commercial satellites.
Our Strategy
Leverage Our Leadership Positions within Existing Markets. We plan to continue leveraging our extensive technical and manufacturing expertise in order to maintain our leadership positions within our existing markets. We believe the characteristics of each of our segments, combined with our history of manufacturing excellence, can lead to a higher level of profitability than many other chemicals companies.
Specialty Chemicals. We intend to maintain our established leadership in AP production through a continued focus on existing programs, as well as on the award of new programs utilizing AP. Current DOD production programs and the benefits associated with our recently amended long-term pricing agreement with ATK provide us a level of stability regarding our AP revenues. In addition to these production programs, several DOD and NASA programs that would utilize solid rocket propellants are under consideration. Examples of potential opportunities include the completion and operation of the International Space Station, refurbishment of defense missile systems through programs such as the Minuteman III Propulsion Replacement Program, increased defense and commercial satellite launch activity and the long-term development of the Crew Exploration Vehicle, NASA’s proposed replacement for the Space Shuttle. We believe we are well positioned to benefit from programs using solid rocket propellant, due to our status as the exclusive producer of AP in North America.
Fine Chemicals. We are focused on building upon our core competencies in segments of the pharmaceutical market that are expected to generate strong, sustained growth. We believe this strategy will provide us growth opportunities from our existing customers as well as select new customers. In addition to growing the sales of our existing products, we continue to pursue opportunities that require the technologies in which we have a competitive advantage or expertise. We work very closely with these pharmaceutical and biotechnology companies in developing ingredients for drugs in Phase I/II clinical trials. This allows us to introduce our technology into the manufacturing process and generate revenue prior to commercialization of the end product. We are currently working with customers on over 15 products that are being used in various stages of clinical trials (Phase I — III) and are focusing our R&D efforts to further increase the number of similar new business opportunities.
Aerospace Equipment. We intend to continue to grow our revenues in this market through a focus on existing programs, as well as on the award of new programs in expected growth areas such as commercial satellites and missile defense. With our focus on advanced products and our low cost emphasis, we intend to increase our market share with the major satellite suppliers through our recently introduced Platinum-Rhodium 5 lbf thruster. In addition, we continue to pursue new market opportunities for our products in the satellite propulsion systems market. We also had success in penetrating the National Missile Defense market with a contract award on the Low Cost Kill Vehicle program.
Preserve and Build Strong Customer Relationships. We plan to continue to build upon our existing customer relationships and develop select new customer relationships through our focus on technical expertise, manufacturing capabilities and customer service. Because of the custom nature of our products, we target customers with whom we can become a strategic partner. By focusing on a select customer base where we can provide value-added, technical expertise, we believe we are able to generate relationships in which our products and manufacturing know-how are imbedded within the final end-product. We believe this strategy has led to our portfolio of sole source and dual source contracts with significant barriers to entry and positions us to create additional business opportunities with existing customers.

Develop New Products and Technologies. We actively search for opportunities to apply our core competencies and technologies to develop new revenue generating activities. In addition to our internal research and product development activities and our strong relationships with our customers, we maintain collaborative research relationships with some of the leading science and engineering universities in the country. Some examples of our ongoing research and product development activities include:
Specialty Chemicals
•	Next generation formulations of our Halotron fire suppression product for flooding applications.
Fine Chemicals
•	Continuous processing of both registered intermediates and APIs.
Aerospace Equipment
•	Higher performance chemical thrusters for the satellite market.

•	Electric propulsion thrusters for satellites to reduce the weight of satellites or to provide increased payload capacity.
We believe that, in addition to capitalizing on opportunities in our core businesses, pursuing opportunities like these will result over the longer term in profitable growth as we leverage our technical expertise and existing asset base developed from our core product lines.
Pursue Growth Opportunities Organically and through Selective Acquisitions. We plan to selectively pursue expansion opportunities, thereby capitalizing on the expected growth within our core competencies. When evaluating investment opportunities, we focus on projects that are either supported by long-term contracts or improve our profitability under existing contracts through increased efficiency. With regard to potential long-term contracts which require us to make significant upfront capital investments, our goal is to recover all or most of such investment through the pricing of products over the life of the contract. We will also continue to evaluate select strategic acquisitions within our existing markets to complement our organic growth opportunities. We believe selective acquisitions enable us to gain manufacturing economies of scale, broaden our customer and product bases, and access complementary technologies.
Our Specialty Chemicals Segment
Perchlorate Chemicals
In March 1998, we acquired certain assets and rights of Kerr-McGee related to its production of AP (the “Acquisition”). By virtue of the Acquisition, we became the sole commercial producer of perchlorate chemicals in North America.
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
We have supplied AP for use in space and defense programs for over 40 years. Today, our principal space customers are ATK for the Minuteman Program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including Navy Standard Missile, Patriot, and

Multiple Launch Rocket System programs. We have supplied AP to certain foreign defense programs and commercial space programs, although export sales of AP are not significant. The exporting of AP is subject to Federal regulation that strictly limits our foreign sales of AP. We obtain export licenses on a case by case basis which is dependant upon the ultimate use of our product.
We believe that over the next several years, overall demand for Grade I AP will be relatively stable, with demand levels ranging within that achieved for fiscal 2007 and 2006. Near term demand is largely driven by requirements for the Minuteman program. Grade I AP demand could also be influenced if there is a substantial increase in Space Shuttle flights. However, it is our expectation that our customers’ Grade I AP inventories are currently sufficient to sustain anticipated Space Shuttle activity for the next several years.
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
ATK is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Prices vary inversely to volume and include annual escalations. ATK accounted for 15%, 18% and 50% of our consolidated revenues during fiscal 2007, 2006 and 2005, respectively.
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
Sodium Azide
In July 1990, we entered into agreements with Dynamit Nobel A.G. (“Dynamit Nobel”) under which it licensed to us its technology and know-how for the production of sodium azide. Thereafter, commencing in 1992, we constructed a production facility for sodium azide adjacent to our perchlorate manufacturing facility, located in Iron County, Utah.
Market
The market demand for sodium azide is very limited. Currently, sodium azide made by the Company is sold for use in pharmaceutical fine chemicals and other smaller niche markets. In addition, we still make limited sales of sodium azide for use as the gas generator to inflate air bags. This application, however, will be phased out over the next several years.
We have an on-going program to evaluate and potentially expand the use of sodium azide into new commercial applications. Examples include the use of sodium azide as a pesticide. We can provide no assurances that our efforts to market and expand the use of sodium azide will be successful.
Customers
Historically, Autoliv ASP, Inc. has been our primary customer for sodium azide for automotive airbag applications but that is no longer the case. Pharmaceutical businesses now comprise the majority of end users.
Competition
We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least two producers in India. Products that compete with sodium azide in the automotive airbag market include inert gas based compressed gas systems that utilize, for example, argon gas.
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
The end-user market for clean fire extinguishing agents is generally divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime. The industrial segment includes manufacturing plants, computer component clean rooms, and telecommunications facilities. The commercial segment includes workplace environments such as office buildings, wholesale and retail sales facilities, art galleries, warehouses, and computer rooms. The military segment includes facility and aircraft fire protection. The civil aviation segment includes airport flightlines, gates, on-board aircraft, and aircraft manufacturing. The maritime segment includes commercial vessels, yachts, and pleasure boats.
We also actively market Halotron I into foreign countries which include Indonesia, Brazil, Canada, Pakistan, the Philippines, and Singapore, among others. The primary market for Halotron II is Scandinavia.
Competition
The primary competing product to Halotron I is FE36tm manufactured by Dupont. It is an HFC based product that is sold into similar hardware but it is currently carried by a smaller distribution base than Halotron I.
There are limited use restrictions on halons in the U.S. There are more stringent restrictions, or even bans, however, in other countries, notably across the European Union (“EU”). Despite this, recycled halon 1211 is another smaller competitor to Halotron I. The other principal competing products in the conventional agent category (not clean agents) are dry chemical (mono ammonium phosphate) offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor, however, it is much less effective and limited in applications than Halotron I. Water mist technology in portables is also a smaller competitor to Halotron I.
Clean agents compete based primarily on performance characteristics (including fire rating and throw range), toxicity, and price. The environmental and human health effects that are evaluated include ozone depletion potential, global warming potential and toxicity. Some of the competitors producing alternative clean agents are larger than us with significantly more financial resources.

Our Fine Chemicals Segment
AFC is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. AFC generates nearly all of its sales from manufacturing chemical compounds that are proprietary to its customers. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies. Most of the products AFC sells are used in existing drugs that are FDA approved and currently on the market. AFC is a pharmaceutical fine chemicals manufacturer that operates in compliance with the FDA’s cGMP. AFC has distinctive competencies in energetic chemistries, in production of highly potent/cytotoxic chemical compounds and in performing chiral separations.
Energetic and Nucleoside Chemistry. Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase in HIV-related drugs. For fiscal 2007, approximately 59% of AFC sales were derived from products that involved energetic and nucleoside chemistry.
High-Potency/Cytotoxic Chemical Compounds. We believe that high-potency chemical compounds are a growing segment of the pharmaceutical fine chemicals industry. High-potency compounds are toxic by nature, thus extremely hazardous to handle and produce. The manufacture of high-potency chemical compounds requires high-containment manufacturing facilities and a high degree of expertise to ensure safe and reliable production. AFC has the expertise and experience to design processes and facilities to minimize and control potential exposure. The most common high-potency compounds are used for oncology (i.e. anti-cancer). We believe that there are a large number of anti-cancer drugs in the drug development pipeline and most utilize high-potency chemical compounds.
There is currently limited competition in the market for manufacturing high-potency chemical compounds, as it requires a high level of expertise to safely and effectively manufacture these chemicals at commercial scale. The need for such expertise has discouraged many firms from entering this market. Entry into this market also requires a significant capital investment for specialized facilities if the market entrant does not already have access to such facilities. For fiscal 2007, approximately 23% of AFC sales were derived from sales of high-potency compounds.
Chiral Separations. Many chemicals used in the pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities through clinical trials. If they are found to be different and especially if one is found to cause side effects, then the FDA approval may require that the desired enantiomer be chirally pure (i.e. separated from its counterpart). Several techniques are available to achieve this chiral purity. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced by more conventional means (e.g. chemical reactions) such as asymmetric synthesis.
SMB is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. Use of SMB is expanding and SMB has been successfully used, and approved by the FDA, for the preparation of chirally-pure drugs. SMB technology allows the separation of two enantiomers with high purity and in high yield. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Currently, the market for custom manufacturing using SMB technology is substantially covered by four companies: AFC at its California site, Groupe Novasep SAS through its subsidiary Finorga in France, Daicel Chemical Industries, Ltd. at its manufacturing site in Japan and Sigma-Aldrich Corporation through its subsidiary SAFC Arklow Limited in Ireland. For fiscal 2007, approximately 17% of AFC sales were derived from products that rely on SMB technology.
The pharmaceutical ingredients that AFC manufactures are used by its customers in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system.
Customers and Markets
AFC has established long-term relationships with key customers, the specific identities of which are contractually restricted as confidential. AFC had one customer that accounted for 25% of our consolidated revenues in fiscal 2007. Its current customers include both multi-national pharmaceutical companies and emerging biopharmaceutical companies. The top four customers of AFC accounted for approximately 95% of its revenues in its fiscal 2007. AFC maintains multi-year manufacturing agreements with several large pharmaceutical and several biopharmaceutical companies for annual supply of products. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages stable, long-term customer relationships.
Competition
The pharmaceutical fine chemicals industry is fragmented. Based on available data, AFC believes the 20 largest manufacturers worldwide control approximately 40% to 50% of the market with the largest manufacturer holding less than 10% of market share. A number of other manufacturers, including AFC, constitute the remaining approximately 50% to 60% of the industry. Pharmaceutical fine chemical manufacturers generally compete based on their breadth of technology base, research and development and chemical expertise, flexibility and scheduling of manufacturing capabilities, safety record, regulatory compliance history and price.
To compete successfully in the pharmaceutical fine chemical manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products at competitive prices. We believe they must also augment their capabilities with a complete line of complementary services, including process development and process improvement (from initial synthesis of a new drug candidate through market launch). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.

Our Aerospace Equipment Segment
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
Competition
The U.S. suppliers for monopropellant and bipropellant thrusters is highly concentrated with ISP and GenCorp being the prime competitors for commercial, civil and defense customers in the U.S. Foreign suppliers of in-space propulsion thrusters are not significant competitors in the U.S. The foreign competitors provide a significant amount of competition for European opportunities. The primary competitors are EADS Astrium (formerly DASA), Rafael in Israel, IHI in Japan and smaller competitors in Eastern Europe. The dollar value against the Euro and Yen currently provides ISP with a competitive edge against competitors in Europe and Japan. The large installed capital base and the long-standing operating history of ISP provide a significant barrier to entry into this market.
Our Other Businesses Segment
Water Treatment Equipment
Our PEPCON Systems™ designs, manufactures and services equipment used to purify air or water in municipal, industrial and power generation applications. The systems are based on an electrochemical process to produce disinfection chemicals and are marketed under the ChlorMaster™ and Odormaster™ names. Disinfection chemicals are used by: (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) composting plants for the deodorizing of malodorous compounds in contaminated air.
At the heart of these systems is a proprietary bi-polar electrochemical cell which uses brine or seawater to produce the necessary chemicals. For drinking water applications, these cells are supplied with a certification from the National Sanitation Foundation.
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

Regulatory Compliance
Federal Acquisition Regulations. As a supplier to U. S. government projects, we have been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of our contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. Our AP pricing practices have been and may be reviewed by our customers and by certain government agencies.
FDA and Similar Regulatory Agencies. AFC produces pharmaceutical chemicals in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as the FDA, the European Medicines Agency, and Japan’s Pharmaceutical and Medical Devices Agency. Its regulatory status is maintained via comprehensive 21 CFR Parts 210 and 211 compliant quality systems. Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. cGMP guidelines cover a broad range of quality systems including manufacturing and laboratory activities, quality control and assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be qualified, validated and their use documented.
Environmental Matters . Our operations are subject to extensive Federal, state and local regulations governing, among other things, emissions to air, discharges to water and waste management. We believe that we are currently in compliance in all material respects with all applicable environmental, safety and health requirements and, subject to the matters discussed below, we do not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of our manufacturing plants entails risk of adverse environmental and health effects (which may not be covered by insurance) and there can be no assurance that material costs or liabilities will not be incurred to rectify any past or future occurrences related to environmental or health matters.
Review of Perchlorate Toxicity by the EPA. Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the EPA, but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences or “NAS”. This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 — 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb. A decision as to whether or not to establish a minimum contaminate level is pending. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (“AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corporation (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada (“KMCC Site”) from 1967 to 1998. In addition, between 1956 and 1967, American Potash operated a perchlorate production facility and for many years prior to 1956, other entities also manufactured perchlorate chemicals at the KMCC Site. As a result of a longer production history in Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the AMPAC Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley.
In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 ppm, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.
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
Henderson Site Environmental Remediation Reserve. During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment phase and the operating and maintenance phase. During our fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition, to the operating and maintenance costs, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
AFC Environmental Matters. AFC’s facility is located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet

Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.
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
On November 29, 2005, EPA Region IX provided us with a letter indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Aerojet Superfund Site.
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
Other Matters
Backlog
Backlog includes amounts for which a purchase order has been received by a commercial customer and government contracts for which funding in contractually obligated by our customers. As of September 30, 2007, Fine Chemical segment backlog was approximately $98,000 and Aerospace Equipment segment backlog was approximately $14,000. As of September 30, 2006, Fine Chemicals segment backlog was approximately $100,000 and Aerospace Equipment segment backlog was approximately $14,000.
Intellectual Property
Most of our intellectual properties are trade secrets and know-how. The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of the Company: Halotron®, SEP™, OdorMaster®, ChlorMaster®, PEPCON®, Exceeding Customer Expectations®, and Polyfox®. In addition, we have various foreign registrations for Halotron.
Raw Materials and Manufacturing Costs
The principal elements comprising our cost of sales are raw materials, component parts, electric power, direct labor, manufacturing overhead (purchasing, receiving, inspection, warehousing, and facilities), depreciation and amortization. A substantial portion of the total cash costs of operating our Specialty Chemicals and Fine Chemicals plants, consisting mostly of labor and overhead, are largely fixed in nature.
The major raw materials used in our Specialty Chemicals segment production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Our operations consume a significant amount of power (electricity and natural gas); the pricing of these power costs can be volatile. Significant increases in the cost of raw materials or component parts may have an adverse impact on margins if we are unable to pass along such increases to our customers. All the raw materials used in our manufacturing processes typically are available in commercial quantities.
Our Fine Chemicals segment raw materials consist primarily of chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. AFC maintains supply contracts with a small number of well-established bulk commodity chemical manufacturers and distributors. Although the contracts do not protect against price increases, they do help to ensure a consistent supply of high-quality chemicals. In addition, for chemicals that are not considered commodities or otherwise readily available in bulk form, AFC has supply agreements with multiple sources, when possible, to help ensure a constant and reliable supply of these chemicals. However, some customers require AFC to purchase only from the supplier designated by the customer. In at least one instance where a chemical is a key ingredient to a process and is only available from one or a very small number of suppliers, AFC itself is an alternative supply source and can manufacture the chemical in-house if necessary.

Profitability
Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
•	as discussed in Note 11 to our consolidated financial statements included in Item 8 of this report, we may incur material costs associated with environmental remediation, litigation and other contingencies;
•	the volume and timing of sales in the future is uncertain;
•	certain products in our Fine Chemicals segment require multiple quarters to produce;
•	changes as a result of periodic reviews for impairments of long-lived assets; and
•	the ability to pass on increases in raw material costs to our customers.
Government Contracts Subject to Termination
U.S. government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers in our Specialty Chemicals and Aerospace Equipment segments are mainly U.S. government contractors subject to this yearly Congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. In addition, to the extent we are acting as a subcontractor to U.S. government suppliers, we are subject to the risk that the U.S. government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the applicable contractor. Furthermore, since our significant customers are U.S. government contractors, they may cease purchasing our products if their contracts are terminated, which may have a material adverse effect on our operating results, financial condition or cash flow.
Insurance
Our policy is to obtain liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. We maintain public liability and property insurance coverage at amounts that management believes are sufficient to meet our anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of, our insurance.
Employees
At September 30, 2007, we employed approximately 487 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.
At September 30, 2007, 144 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2010. We expect to renegotiate these agreements prior to their expiration.

Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and file or furnish reports, proxy statements, and other information with the SEC. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website at http://www.apfc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. We have also adopted a Standards of Business Conduct, which is our code of ethics that applies to our directors, officers and employees, and it is available on our website. The information contained on our website is not part of this report or incorporated by reference herein.
The public may read and copy any materials we file with or furnish to the SEC at the Public Reference Room maintained by the SEC located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying costs. The SEC can be reached at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. We are an electronic filer with the SEC and all reports filed or furnished by us with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors (Dollars in Thousands)
Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock or other securities.
We depend on a limited number of customers for most of our sales in our Specialty Chemicals, Aerospace Equipment and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse affect on our revenues.
Most of the perchlorate chemicals we produce, which accounted for 89% of our total revenues in the Specialty Chemicals segment for fiscal 2007 and approximately 28% of our total revenues for fiscal 2007, are purchased by a small number of customers. For example, ATK, one of our ammonium perchlorate, or AP, customers, accounted for 15% of our total revenues for fiscal 2007. In our Aerospace Equipment segment, 70% of our total revenues in this segment for fiscal 2007 was from two customers. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
Furthermore, our Fine Chemicals segment’s success is largely dependent upon AFC’s manufacturing of a limited number of intermediates or APIs for a limited number of key customers. One customer of AFC accounted for 25% of our consolidated revenue and the top four customers of AFC accounted for approximately 95% of its revenues, and 54% of our consolidated revenues, in fiscal 2007. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, or failures in achieving success in the market, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.
The inherent limitations of our fixed-price or similar contracts may impact our profitability.
A substantial portion of our revenues are derived from our fixed-price or similar contracts. When we enter into fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Many of our fixed-price or similar contracts require us to provide a customized product over a long-period at a pre-established price or prices for such product. For example, when AFC is initially engaged to manufacture an intermediate, we often agree to set the price for such product, and any time-based increases to such price, at the beginning of the contracting period and prior to fully testing and beginning the customized manufacturing process. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total estimated contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Ultimately, fixed-price contracts and similar types of contracts present the inherent risk of un-reimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. Moreover, to the extent that we do not anticipate the increase in cost over time to produce the products which are the subject of our fixed-price contracts, our profitability could be adversely affected.

The numerous and often complex laws and regulations and regulatory oversight to which our operations and properties are subject, the cost of compliance, and the effect of any failure to comply could reduce our profitability and liquidity.
The nature of our operations subject us to extensive and often complex and frequently changing Federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either parties’ part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products. The FDA could also require reformulation of products during the post-marketing stage.
Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations change and compliance is deficient in any significant way, it could have a material adverse effect on us. In our Specialty Chemical and Fine Chemical segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.
Moreover, in other areas of our business, we are, like other government and military contractors and subcontractors, subject directly or indirectly in many cases to government contracting regulations and the additional costs, burdens and risks associated with meeting these heightened contracting requirements. Failure to comply with government contracting regulations may result in contract termination, the potential for substantial civil and criminal penalties, and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. For example, these consequences could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. In addition, the U.S. government and its principal prime contractors periodically investigate its contractors and subcontractors, including with respect to financial viability, as part of its risk assessment process associated with the award of new contracts. Consequently, for example, if the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired. Further, a portion of our business involves the sale of controlled products overseas, such as supplying AP to various foreign defense programs and commercial space programs. Foreign sales subject us to numerous additional complex U.S. and foreign laws and regulations, including laws and regulations governing import-export controls applicable to the sale and export of munitions and other controlled products and commodities, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. The costs of complying with the various and often complex and frequently changing laws and regulations and regulatory oversight applicable to us and the businesses in which we engage, and the consequences should we fail to comply, even inadvertently, with such requirements, could be significant and could reduce our profitability and liquidity.
In addition, we are subject to numerous Federal laws and regulations due to our status as a publicly traded company, as well as rules and regulations of the Nasdaq Stock Market LLC. Any changes in these legal and regulatory requirements could increase our compliance costs and negatively affect our results of operations.
A significant portion of our business depends on contracts with the government or its prime contractors and these contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could material adversely effect our operating results, financial condition or cash flows.
Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2007, substantially all of our revenues generated from our perchlorate products, and in particular Grade I AP, and a significant component of our Aerospace Equipment segment revenues were generated from our U.S. government contracts and our customers’ U.S. government contracts. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet as well as by the development of a new crew launch vehicle, the number of crew launch vehicle launches, the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station and the Moon, and the number of heavy launch vehicle launches. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
The funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Moreover, the U.S. government may terminate its contracts with its suppliers either for its convenience or in the event of a default by the supplier. Since a significant portion of our customer base is either the U.S. government or U.S. government contractors, we may have limited ability to collect fully on such contracts when the U.S. government terminates its contracts. Moreover, in such situations where we are a subcontractor, the U.S. government contractor may cease purchasing our products if its contracts are terminated. We may have resources applied to specific government-related contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources. Given the significance to our business of U.S. government contracts or contracts based on U.S. government contracts, fluctuations or reductions in governmental funding for particular governmental programs and/or termination of existing governmental programs and related contracts may have a material adverse effect on our operating results, financial condition or cash flow.

We may be subject to potentially material costs and liabilities in connection with environmental liabilities.
Some of our operations may create risks of adverse environmental and health effects, any of which might not be covered by insurance. In the past, we have been required to take remedial action to address particular environmental and health concerns identified by governmental agencies in connection with the production of perchlorate. In connection with other operations, we may become obligated in the future for environmental liabilities if we fail to abide by limitations placed on us by governmental agencies. There can be no assurance that material costs or liabilities or other restrictions will not be incurred to rectify any past or future occurrences related to environmental or health matters.
Review of Perchlorate Toxicity by EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of these federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs.
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site.” In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006.
Henderson Site Environmental Remediation Reserve. During our fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the operating and maintenance phase and expect cash spending to decline to less than $1,000 per year annually for the next several years. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
Other Environmental Matters. As part of the acquisition of AFC by us, AFC leased approximately 240 acres of land on the Aerojet-General Corporation Superfund Site. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, has very strict joint and several liability provisions that make any “owner or operator” of a “Superfund Site” a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of CERCLA and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation, although we received a letter from the EPA in November 2005 indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Superfund Site. Additionally, pursuant to the EPA consent order governing remediation for this site, AFC will have to abide by certain limitations regarding construction and development of the site which may restrict AFC’s operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC.
Although we have established reserves for our environmental liabilities, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient.
As of September 30, 2007, we had established reserves of approximately $15,423, which we believe to be sufficient to cover our estimated environmental liabilities at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.
Most of our Specialty Chemicals products are produced at our Iron County, Utah facility. Most of our Fine Chemicals products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment products are produced at our Niagara Falls, New York facility. A significant disruption at a particular facility, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.
Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (temporarily or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.
Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.
Key raw materials used in our operations include salt, sodium chlorate, graphite, ammonia and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. In addition, as a U.S. government contractor or subcontractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries. We are also impacted by the cost of these raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has an impact on the cost of operating our Specialty Chemicals facilities.
AFC uses substantial amounts of raw materials in its production processes, including petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact revenue and operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues. Certain key raw materials are obtained from sources from outside the U.S. Factors that can cause delays in the arrival of raw materials include weather, political unrest in countries from which raw materials are sourced or through which they are delivered, and work stoppages by suppliers or shippers. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.
Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on our operating results, financial condition or cash flows.
Each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments may be unable to comply with customer specifications and manufacturing instructions or may experience delays or other problems with existing or new products, which could result in increased costs, losses of sales and potential breach of customer contracts.
Each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments produces products that are highly customized, require high levels of precision to manufacture and are subject to exacting customer and other requirements, including strict timing and delivery requirements.
For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities world-wide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Agency for the Evaluation of Medical Products, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s current good manufacturing practices or “cGMP” guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.
Like our Fine Chemicals segment, our Specialty Chemicals and Aerospace Equipment segments face similar production demands and requirements. In each case, a significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products could result in increased costs, losses of sales and potential breaches of customer contracts, which could affect our operating results and revenues.

Successful commercialization of pharmaceutical products and product line extensions is very difficult and subject to many uncertainties. If a customer is not able to successfully commercialize its products for which AFC produces compounds or if the product is subsequently recalled, then the operating results of AFC may be negatively impacted.
Successful commercialization of pharmaceutical products and product line extensions requires accurate anticipation of market and customer acceptance of particular products, customers’ needs, the sale of competitive products, and emerging technological trends, among other things. Additionally, for successful product development, the customers must complete many complex formulation and analytical testing requirements and timely obtain regulatory approvals from the FDA and other regulatory agencies. When developed, new or reformulated drugs may not exhibit desired characteristics or may not be accepted by the marketplace. Complications can also arise during production scale-up. In addition, a customer product that includes ingredients that are manufactured by AFC may be subsequently recalled or withdrawn from the market by the customer. The recall or withdrawal may be for reasons beyond the control of AFC. Moreover, products may encounter unexpected, irresolvable patent conflicts or may not have enforceable intellectual property rights. If the customer is not able to successfully commercialize a product for which AFC produces compounds, or if there is a subsequent recall or withdrawal of a product manufactured by AFC or that includes ingredients manufactured by AFC for its customers, it could have an adverse impact on AFC’s operating results, including its forecasted or actual revenues.
A strike or other work stoppage, or the inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on the cost structure and operational capabilities of AFC.
As of September 30, 2007, AFC had approximately 144 employees that were covered by collective bargaining or similar agreements. In June 2007, the collective bargaining and similar agreements were renegotiated and extended to June 2010. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.
The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have sufficient financial resources to finance the necessary capital expenditures, its business and results of operations may be harmed.
The pharmaceutical fine chemicals industry is a capital-intensive industry that consumes cash from our Fine Chemicals segment and our other operations and from borrowings. Upon further expansion of the operations of AFC, capital expenditures for AFC are expected to increase. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. These factors could substantially increase AFC’s operating costs and negatively impact its operating results.
We may be subject to potential product liability claims that could affect our earnings and financial condition and harm our reputation.
We may face potential liability claims based on our products and/or services in our several lines of business under certain circumstances. For example, a customer product may include ingredients that are manufactured by AFC. Although such ingredients are generally made pursuant to specific instructions from our customer and tested using techniques provided by our customer, the customer’s product may, nevertheless, be subsequently recalled or withdrawn from the market by the customer, and the recall or withdrawal may be due in part or wholly to product failures or inadequacies that may or may not be related to the ingredients we manufactured for the customer. In such a case, the recall or withdrawal may result in claims being made against us. Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers, we cannot assure you that such measures will be enforced or effective. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although legally enforceable, is not applicable in accordance with its terms or if our liability exceeds the amount of the applicable indemnification, or if the amount of the indemnification exceeds the financial capacity of our customer. In certain instances, we may have in place product liability insurance coverage, which is generally available in the market, but which may be limited in scope and amount. In other instances, we may have self-insured the risk for any such potential claim. There can be no assurance that our insurance coverage, if available, will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Unexpected results could cause us to have financial exposure in these matters in excess of insurance coverage and recorded reserves, requiring us to provide additional reserves to address these liabilities, impacting profits.
Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.
Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our products. A new, competing or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of those products. Our customers also constantly attempt to reduce their manufacturing costs and improve product quality. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition.
We are subject to competition in certain of the industries where we participate and therefore may not be able to compete successfully.
Other than the sale of Grade I AP, for which we are the sole manufacturer in the North America, we face competition in all of the other industries that we participate in, including from competitors with greater resources than ours. Many of our competitors have financial, technical, production and other resources substantially greater than ours. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. In particular, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition against pharmaceutical contract manufacturers located in the People’s Republic of China and India, where production costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-supply of sodium azide, which creates significant price competition for that product. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.
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

The volatility of the chemical industry affects our capacity utilization and causes fluctuations in our results of operations.
Our Specialty Chemicals and Fine Chemicals segments are subject to volatility that characterizes the chemical industry generally. Thus, the operating rates at our facilities will impact the comparison of period-to-period results. Different facilities may have differing operating rates from period to period depending on many factors, such as transportation costs and supply and demand for the product produced at the facility during that period. As a result, individual facilities may be operated below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. The expenses of the shutdown and restart of facilities may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets.
A loss of key personnel or highly skilled employees could disrupt our operations.
Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment agreements with some of our executive officers and we may do so in the future, as competitive needs require. An employment agreement typically allows the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities required for energetic and high containment chemistry. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to retain these highly skilled and experienced employees.
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
As of September 30, 2007, we had outstanding debt totaling $110,373, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt.
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
Any of the covenants described above may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.
Our shareholder rights plan, Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium on their common stock.
We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

•	a classified board of directors;
•	the ability of our board of directors to designate the terms of and issue new series of preferred stock;
•	advance notice requirements for nominations for election to our board of directors; and
•	special voting requirements for the amendment of our Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, our charter provisions, Delaware law and the rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth certain information regarding our properties at September 30, 2007 (dollars in thousands):

		Approximate Area		Approximate
Location	Principal Use	or Floor Space	Status	Annual Rent
(a) Iron County, UT	Perchlorate and Water Treatment Equipment Manufacturing Facility	217 Acres	Owned	N/A

(b) Iron County, UT	Sodium Azide Manufacturing Facility	41 Acres	Owned	N/A

(c) Iron County, UT	Halotron Manufacturing Facility	6,720 sq. ft.	Owned	N/A
(d) Las Vegas, NV	Executive Offices	22,262 sq.ft.	Leased	$638
(e) Henderson, NV	Goundwater Remediation Site	1.75 Acres	Leased	$47
(f) Niagara Falls, NY	Aerospace Equipment Manufacturing Facility	81,425 sq. ft.	Leased	$165

(g) Westcott, Buckinghamshire, UK	Aerospace Equipment Manufacturing Facility	65 Acres	Leased	$366

(h) Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$5

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate products and water treatment equipment. Presently, this facility has significant remaining capacity.

(b)	This facility is used by the Specialty Chemicals segment for the production of sodium azide. Presently, this facility has significant remaining capacity.

(c)	This facility is used by the Specialty Chemicals segment for the production of Halotron. Presently, this facility has significant remaining capacity.

(d)	These facilities are leased through February 2009. We were formerly a partial owner of this building, see Note 13 to the consolidated financial statements included in Item 8 of this report. Approximately 16% of this space is currently sublet at an annual rent of approximately $98. The current building owner has indicated that it will not renew our lease. We have entered into a new lease at a new location for our executive offices with approximately the same square footage. We anticipate moving in Spring 2008. We expect annual rental expense to increase to approximately $1,000 when we relocate to the new offices.

(e)	This facility is used for the groundwater remediation activities of the Company.

(f)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has adequate capacity available to support its operations and expand, as may be required, through the addition of multiple labor shifts.

(g)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has significant remaining capacity.

(h)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility is at near capacity.
We consider our facilities to be adequate for our present needs and suitable for their current use.

Item 3. Legal Proceedings
Although we are not currently party to any material pending legal proceedings, we are from time to time subject to claims and lawsuits related to our business operations. Any such claims and lawsuits could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such claims and lawsuits, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such claims and lawsuits may materially harm our business, results of operations and financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Listing: Our common stock trades on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ending September 30:

	2007		2006
	High	Low	High	Low

First Quarter	$8.39	$6.96	$8.12	$4.11
Second Quarter	12.22	7.91	9.98	4.79
Third Quarter	17.42	10.60	9.63	6.78
Fourth Quarter	16.27	12.51	8.45	6.05
At November 30, 2007, there were approximately 901 stockholders of record of our common stock. The closing price of our common stock on November 30, 2007 was $14.70.
During fiscal 2007, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.
Dividend and Stock Repurchase Program. In January 2003, we adopted our Dividend and Stock Repurchase program, which is designed to allocate a portion of our annual free cash flow (as calculated) for the purposes of paying cash dividends and repurchasing common stock. By reason of the application of the program formula which is based on cash flow, no dividends were declared for fiscal years 2007 and 2006.
Our prior and current credit facilities have significantly limited our ability to use cash to repurchase shares or issue dividends under the Dividend and Stock Repurchase program. See discussion of our credit facilities under the heading “Liquidity and Capital Resources” of this annual report. During the quarter ended September 30, 2007, we did not repurchase any shares of our common stock.
Transfer Agent. Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10007, (800) 937-5449.
Securities Authorized for Issuance Under Equity Compensation Plans. See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this annual report on Form 10-K, in whole or in part, the Performance Graph which follows shall not be deemed to be incorporated by reference in to any such filings except to the extent that we specifically incorporate any such information into any such future filings. The Performance Graph is not, and shall not be deemed to be, “soliciting material” or “filed” with the SEC.
Performance Graph. The following graph shows a five-year comparison of cumulative total returns for the Company’s Common Stock, the Wilshire 5000 Index, the Wilshire Specialty Chemicals Index, the S & P Smallcap 600 Index and the S & P Specialty Chemicals Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Pacific Corporation

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending september 30. Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
The selected consolidated financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing in Item 8 of this report. Our consolidated selected financial data have been derived from our audited consolidated financial statements.
FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
(Dollars in Thousands, Except per Share Amounts)

	2007	2006	2005	2004	2003

STATEMENT OF OPERATIONS DATA (a) (b):
Revenues	$183,928	$141,904	$67,813	$51,458	$68,866
Cost of revenues	120,230	97,043	43,916	34,402	37,349

Gross profit	63,698	44,861	23,897	17,056	31,517
Operating expenses	39,841	38,202	21,805	18,980	14,480
Environmental remediation charges	—	3,600	22,400	—	—

Operating income (loss)	23,857	3,059	(20,308)	(1,924)	17,037
Interest and other expense (income), net	11,352	10,362	(1,398)	(693)	1,544
Debt repayment charges and loss on debt extinguishments	2,916	—	—	—	984

Income (loss) from continuing operations before income tax	9,589	(7,303)	(18,910)	(1,231)	14,509
Income tax expense (benefit)	4,605	(4,300)	(8,367)	(2,160)	4,958

Income (loss) from continuing operations	$4,984	$(3,003)	$(10,543)	$929	$9,551

Earnings (loss) per share from continuing operations:
Basic	$0.68	$(0.41)	$(1.45)	$0.13	$1.32
Diluted	$0.67	$(0.41)	$(1.45)	$0.13	$1.30
Dividends declared per share	$—	$—	$—	$—	$0.42

BALANCE SHEET DATA:
Cash and cash equivalents	$21,426	$6,872	$37,213	$23,777	$27,140
Inventories and accounts receivable	72,259	59,229	26,390	30,058	22,885
Property, plant and equipment, net	116,965	119,746	15,646	16,573	9,223
Intangible assets, net	5,767	14,237	9,763	13,679	17,579
Total assets	249,407	239,455	115,000	101,576	101,685
Working capital	61,707	33,421	49,235	45,741	42,599
Long-term debt (c)	110,373	97,771	—	—	—

(a)	As discussed in Note 2 to our consolidated financial statements included in Item 8 of this report, we acquired the AFC Business effective on November 30, 2005 and ISP effective on October 1, 2004.

(b)	As discussed in Note 14 to our consolidated financial statements included in Item 8 of this report, effective September 30, 2006, we sold our interest in ESI. Revenues and expenses associated with ESI’s operations are classified as discontinued operations for all periods presented.

(c)	As discussed in Note 6 to our consolidated financial statements included in Item 8 of this report, we entered into debt agreements in connection with our acquisition of the AFC Business in November 2005. The debt agreements were refinanced in February 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)
The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the fiscal years ended September 30, 2007 (“fiscal 2007”), September 30, 2006 (“fiscal 2006”) and September 30, 2005 (“fiscal 2005”). The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements. included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements such as with respect to the fiscal year ending September 30, 2008 (“fiscal 2008”). These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describe these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report on Form 10-K.
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
We are the exclusive North American provider of Grade I ammonium perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and dual-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business, which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of only two North American manufacturers of in-space liquid propulsion systems and propellant tanks. On November 30, 2005, we acquired the fine chemicals business of GenCorp Inc. (“GenCorp”), which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading manufacturer of certain active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies.
Our Business Segments
Our operations comprise four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2007	2006	2005

Specialty Chemicals:
Perchlorates	28%	28%	65%
Sodium azide	1%	2%	3%
Halotron	2%	3%	6%

Total specialty chemicals	31%	33%	74%

Fine Chemicals	57%	52%	0%

Aerospace Equipment	9%	12%	18%

Other Businesses:
Real estate	1%	1%	5%
Water treatment equipment	2%	2%	3%

Total other businesses	3%	3%	8%

Total revenues	100%	100%	100%

Specialty Chemicals. Our Specialty Chemicals segment is principally engaged in the production of Grade I ammonium perchlorate. Perchlorates represented 89% of the segment’s revenues for fiscal 2007. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron, a chemical used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.
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
Alliant Techsystems, Inc. or “ATK” is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Prices vary inversely to volume and include annual escalations.
Fine Chemicals. On November 30, 2005, we acquired the fine chemicals business of GenCorp (the “AFC Business”) through our newly-formed, wholly-owned subsidiary AMPAC Fine Chemicals LLC or “AFC”. Our Fine Chemicals segment is a manufacturer of active pharmaceutical ingredients (“APIs”) and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the FDA’s current good manufacturing practices or “cGMP”. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technology position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, and manufacturing highly potent/cytotoxic and energetic compounds and nucleosides. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using the first commercial-scale simulated moving bed (“SMB”) technology in the U.S. and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We have distinctive competency in handling energetic and toxic chemicals using our specialized high containment facilities in applications such as drugs used for oncology. We have significant experience and specially engineered facilities for energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of anti-viral drugs, including HIV-related and influenza-combating drugs.

We have established long-term, sole-source and dual-source contracts. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a customer establishes a production process with us, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available — we are currently the sole source supplier on several of our fine chemicals products.

•	Regulatory Approval — applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as 1-2 years.

•	Significant Financial Costs — switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
Aerospace Equipment. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business. Our Aerospace Equipment segment is one of two North American manufacturers of monopropellant or bipropellant propulsion systems and thrusters for satellites and launch vehicles, and is one of the world’s major producers of bipropellant thrusters for satellites. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
The aerospace equipment market is expected to grow over the next several years. Growth areas include missile defense programs and the commercial satellite segment, which is expecting steady growth over the next four years as a result of broadband, HDTV and communications applications.
Other Businesses. Our Other Businesses business segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations. In fiscal 2005, we completed the sale of all real estate assets that were targeted for sale and do not anticipate significant real estate sales activity in the future.
Discontinued Operations. We also held a 50% ownership stake in Energetic Systems, Inc. (“ESI”), an entity we consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, that manufactures and distributes commercial explosives. In June 2006, our board of directors approved, and we committed to, a plan to sell ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.
Results of Operations
Revenues

	Year Ended September 30,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Specialty Chemicals	$57,088	$46,450	$49,936	23%	(7%)
Fine Chemicals	104,441	74,026	—	41%	—
Aerospace Equipment	17,348	17,394	12,429	(0%)	40%
Other Businesses	5,051	4,034	5,448	25%	(26%)

Total Revenues	$183,928	$141,904	$67,813	30%	109%

Specialty Chemicals. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 89%, 86% and 87% of Specialty Chemicals revenues in fiscal 2007, 2006 and 2005, respectively. The year over year variances in Specialty Chemicals revenues reflect the following factors:

•	A 31% increase in Grade I AP volume in fiscal 2007 and a 2% increase in the related average price per pound.

•	A 45% decline in Grade I AP volume in fiscal 2006 and a 62% increase in the related average price per pound.

•	Sodium azide revenues decreased 35% in fiscal 2007 and increased 48% in fiscal 2006, each compared to the prior fiscal year.

•	Halotron revenues increased 11% in fiscal 2007 and 2% in fiscal 2006, each compared to the prior fiscal year.
The increase in Grade I AP volume in fiscal 2007 is generally distributed equally among the various solid rocket motor propulsion programs for which we supply AP. There are numerous variations of Grade I AP that we produce for our customers. The average price per pound of Grade I AP sold in fiscal 2007 increased compared to fiscal 2006 because a greater percentage of the volume related to specialized blends of Grade I AP which are sold at higher unit prices than others.
We expect Grade I AP demand in fiscal 2008 to be consistent with fiscal 2007. Over the longer term, we expect demand for Grade I AP to be within the ranges of fiscal 2006 and 2007. In addition, Grade I AP revenues are typically derived from a relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.
The increase in sodium azide revenues in fiscal 2006 and subsequent decrease in fiscal 2007 is due to additional volume in fiscal 2006 of sodium azide used in a pharmaceutical application. Demand for sodium azide in this application increased in fiscal 2006 consistent with our customer’s production which ramped up to support demand for stockpiling of the end product by our customer’s customer. We do not see an increase in demand for sodium azide in the foreseeable future.
Increases in Halotron revenues are driven by volume changes which have been and are expected to be consistent year over year.
Fine Chemicals. We acquired our Fine Chemicals segment on November 30, 2005, two months after the beginning of our fiscal year. Fine Chemicals segment revenues increased $30,415 in fiscal 2007 compared to the prior fiscal year. On a pro forma basis, assuming the acquisition was effective October 1, 2005, Fine Chemicals segment revenues increased from pro forma revenues of $92,268 in fiscal 2006 to $104,441 in fiscal 2007, representing 13% organic growth. Overall, the pro forma Fine Chemicals segment revenue growth is driven primarily by additional volumes for our anti-viral products almost entirely in the HIV-related area. As is typical with the segment, the overall net growth reflects increases during the year for several products and decreases for other products. This occurs as a function of our customers’ ordering cycles and our timing of the production cycle. Production cycles are determined based on customer delivery requirements and the most effective use of AFC’s facilities.
We expect that our Fine Chemicals segment will achieve similar levels of organic growth in fiscal 2008. In addition, we believe that market conditions, which include a trend of outsourced manufacturing by large pharma companies, support our growth trends beyond fiscal 2008. Longer term growth will require capacity expansion, which we believe can be achieved through various alternatives including; capital expenditures, niche acquisitions or outsourcing of certain steps within our production processes.
Aerospace Equipment. Aerospace Equipment revenues for fiscal 2007 were consistent with the prior year. The fiscal 2007 revenues reflect several months of lower volume related to the timing of orders from ISP’s largest customer. With respect to this customer, ISP completed production under a multi-year contract in May 2007. Production on a follow-on order began in August 2007. As a result, revenues in fiscal 2007 were reduced by the lag time between orders. Conversely, revenues for the fourth quarter of fiscal 2007 increased compared to the prior year quarter reflecting production associated with the aforementioned order.

During fiscal 2007, our Aerospace Equipment segment spent substantial bid and proposal costs and efforts for the NASA CLV program and continued our push into propulsion systems. Our efforts bidding propulsion systems are anticipated not only to affect future commercial programs but also military programs, one of which we are under contract for the first phase and in consideration with respect to the second phase. We expect that our Aerospace Equipment segment may return to a double-digit revenue growth trend in fiscal 2008.
Aerospace Equipment segment revenues increased $4,965 for fiscal 2006 compared to the prior year due to an increase in its sales volume resulting from success in new contract awards for both commercial and government satellite applications.
Other Businesses. Other Businesses segment revenues include PEPCON Systems water treatment equipment sales and real estate revenues. The year over year variances in Other Businesses revenues reflect the following factors:
•	Water treatment equipment sales increased $1,032 in fiscal 2007 and $1,291 in fiscal 2006, each compared to the prior fiscal years. The revenue increases were driven by new system sales.
•	Fiscal 2005 included a significant real estate sale of $3,190. There were no significant real estate sales in fiscal 2007 or 2006 and we do not expect significant real estate sales in the future.
Cost of Revenues and Gross Margin

	Year Ended September 30,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Revenues	$183,928	$141,904	$67,813	30%	109%
Cost of Revenues	120,230	97,043	43,916	24%	121%

Gross Margin	$63,698	$44,861	$23,897	42%	88%

Gross Margin Percentage	35%	32%	35%	10%	(10%)
Fiscal 2007 cost of revenues increased $23,187, or 24%, to $120,230 from $97,043 for the prior year. The consolidated gross margin percentage improved to 35% compared to 32% for the prior year.
One of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in product mix between our two largest segments. Our Specialty Chemicals segment typically has higher gross margins than our Fine Chemicals segment. Measured in terms of revenues, Specialty Chemicals accounted for 28%, 28% and 65% of our operations during fiscal 2007, 2006 and 2005, respectively. Fine Chemicals has grown as a percentage of total revenues, comprising 57%, 52% and 0% of consolidated revenues in fiscal 2007, 2006 and 2005, respectively.
In addition, the following factors affect our fiscal 2007 consolidated gross margin comparisons:
•	Specialty Chemicals segment gross margin percentage improved approximately four points for the fiscal 2007 compared to the prior fiscal year primarily because the higher volumes and average selling price per pound in fiscal 2007 resulted in improved coverage of fixed manufacturing overhead costs.
•	Fine Chemicals segment gross margin percentage for the fiscal 2007 improved two points compared to the prior year because of a change in product mix and the effect of several continuous improvement projects. We expect that the Fine Chemicals segment gross margins percentage may depress slightly in fiscal 2008 as the business continues to grow and diversify.
•	Aerospace Equipment segment gross margin percentage improved approximately five points for fiscal 2007 compared to the prior year largely due to fiscal 2007 activity including more standard production thruster work compared to the prior fiscal year which included a greater volume of development activities.
Cost of revenues increased $53,127, or 121%, during fiscal 2006 from fiscal 2005 primarily due to the related 109% increase in revenues. The gross margin percentage declined to 32% in fiscal 2006 compared to fiscal 2005 based on the following:

•	Gross margin percentage for our Specialty Chemicals and Aerospace Equipment segments improved four points and seven points, respectively, in fiscal 2006 compared to the prior fiscal year primarily due to more favorable pricing of Specialty Chemicals products and better manufacturing overhead absorption for our Aerospace Equipment segment.
•	While AFC contributes significant gross profit, its gross margin percentage is less than that of our Specialty Chemicals segment. Thus, the effect of including AFC in fiscal 2006 is a reduction in the consolidated gross margin percentage due to the change in product mix.
•	Gross margin from our Other Businesses segment declined in fiscal 2006. Fiscal 2005 includes a significant real estate sale which contributed approximately two margin points to the prior year consolidated gross margin percentage.
Operating Expenses

	Year Ended September 30,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Operating Expenses	$39,841	$38,202	$21,805	4%	75%
Percentage of Revenues	22%	27%	32%	(20%)	(16%)
Operating expenses increased $1,639 in fiscal 2007 compared to the prior year primarily attributed to:
A net increase in Fine Chemicals operating expenses of $1,222 primarily because fiscal 2007 included twelve months of operations compared to ten months of operations in the prior fiscal year.
•	A decrease of $3,518 in amortization expense related to AFC intangible assets.
•	An increase of $1,970 for incentive compensation at our Specialty Chemicals segment and corporate operations due to improved performance in fiscal 2007.
•	An increase of $848 due to Sarbanes-Oxley compliance costs and related additional audit fees.
•	A decrease of $600 in corporate severance costs. In fiscal 2006 we recorded a charge for $600 related to a settlement with the Company’s former chief financial officer.
Operating expenses increased $16,397 in fiscal 2006 compared to the prior year primarily due to the inclusion of AFC beginning November 30, 2005. In addition, fiscal 2006 operating expenses were affected by:
•	Higher legal fees associated with the renegotiation of our contract with ATK.
•	A charge for $600 recorded in fiscal 2006 related to a settlement with our former chief financial officer (see Note 11 to our consolidated financial statements included in Item 8 of this report)
Environmental Remediation Charges
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at our former manufacturing facility in Henderson, Nevada (the “AMPAC Henderson Site”), including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition, to the operating and maintenance costs, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

Segment Operating Profit and Operating Income (Loss)

	Year Ended September 30,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Specialty Chemicals	$18,223	$14,755	$12,504	24%	18%
Fine Chemicals	16,790	7,245	—	132%	—
Aerospace Equipment	1,458	802	95	82%	744%
Other Businesses	1,210	264	3,300	358%	(92%)

Total Segment Operating Profit	37,681	23,066	15,899	63%	45%
Corporate Expenses	(13,824)	(16,407)	(13,807)	(16%)	19%
Environmental Remediation Charges	—	(3,600)	(22,400)	(100%)	(84%)

Operating Income (Loss)	$23,857	$3,059	$(20,308)	680%	(115%)

Segment operating profit includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results. See Note 12 to our consolidated financial statements included in Item 8 of this report. Fluctuations in segment operating profit are driven by changes in segment revenues, gross margins and operating expenses, each of which is discussed in greater detail above.
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
Interest and Debt Repayment Charges

	Year Ended September 30,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Interest and Other Income:
Interest Income	$644	$459	$636	40%	(28%)
Real Estate Partnership Income	—	580	762	(100%)	(24%)
Other Income	—	30	—	(100%)	—

Total	$644	$1,069	$1,398	(40%)	(24%)

Interest Expense	$11,996	$11,431	$—	5%	—

Debt Repayment Charges	$2,916	$—	$—	—	—

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
During fiscal 2005, we received a cash distribution of $762 from the Partnership which is recorded as other income.

In October 2005, the Partnership sold its interest in Hughes Parkway, which resulted in a net gain and cash distribution to us of $2,395. Concurrent with, and as a condition of, the sale of the Partnership’s interest in Hughes Parkway, we renewed our office space lease through February 2009. We accounted for the transaction as a sale leaseback. Accordingly, we deferred a gain totaling $1,815 representing the present value of future lease payments. We amortize the deferred gain (as a reduction of rental expense), using the straight-line method over the term of the lease. We recognized the remaining gain of $580, which is reported in interest and other income for fiscal 2006.
Interest expense increased 5% in fiscal 2007 compared to fiscal 2006 primarily because our long-term debt, which was issued in connection with the acquisition of our Fine Chemicals segment, was outstanding for 10 months in fiscal 2006 compared to 12 months in fiscal 2007. This increase in interest expense was partially offset by our refinancing activities in February 2007 which reduced the average interest rate on our long-term debt to 9%. Prior to our refinancing, our variable-rate long-term debt had a weighted-average interest rate of 10.6% as of December 31, 2006. Debt repayment charges are associated with the aforementioned refinancing activities which are discussed in further detail below under the heading “ Long Term Debt and Revolving Credit Facilities”.
Income Taxes
Our income tax expense (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.
A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2007	2006	2005

Federal income tax at the statutory rate	35.0%	(35.0%)	(35.0%)
State income tax, net of federal benefit	4.0%	(3.1%)	(2.5%)
Nondeductible expenses	1.3%	1.0%	0.6%
Valuation allowance	2.0%	1.8%	1.3%
Change in effective state income tax rate	5.4%	(13.7%)	0.0%
Basis differences in partnerships	0.0%	(5.6%)	0.0%
Other	0.3%	(4.3%)	(8.6%)

Effective tax rate	48.0%	(58.9%)	(44.2%)

As of September 30, 2007 and 2006, respectively, we have aggregate operating loss carryforwards of $1,205 and $6,413 for certain U.S. states and $1,990 and $1,649 for the United Kingdom (“U.K.”) We do not anticipate future taxable income in these states or the U.K., and accordingly have provided valuation allowances of $855 and $785 as of September 30, 2007 and 2006, respectively. We have not provided a U.S. federal income tax benefit for the U.K. because we intend to permanently reinvest any earnings from the U.K.
Extraordinary Gain
In October 2004, we acquired ISP. The fair value of the current assets acquired and current liabilities assumed exceeded the purchase price. Accordingly, non-current assets were recorded at zero, and an extraordinary gain of $1,554 (net of approximately $913 income tax expense) was recorded based on the excess fair value of net assets over the purchase price.

Liquidity and Capital Resources
Cash Flows

	2007	2006	2005	07 vs. 06	06 vs. 05

Cash Provided (Used) By:
Operating activities	$24,138	$9,469	$19,153	155%	(51%)
Investing activities	(6,911)	(121,045)	(5,979)	(94%)	1,925%
Financing activities	(2,673)	81,235	262	(103%)	30,906%

Net change in cash for period	$14,554	$(30,341)	$13,436	(148%)	(326%)

Operating Activities.
Fiscal Year 2007 compared to Fiscal Year 2006
Cash flows from operating activities improved by $14,669. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $15,769.
•	An increase in cash used to fund working capital increases of $89, excluding the effect of interest and income taxes.
•	An increase in cash taxes paid of $1,564.
•	An increase in cash used for interest payments of $1,409, including payments totaling $607 for the early payment and termination of our Second Lien Credit Facility in February 2007(described below in “Long Term Debt and Revolving Credit Facilities).
•	A reduction in cash used for environmental remediation of $4,588.
•	Other increases in cash used for operating activities of $2,626.
Cash used to fund working capital increases was generally consistent between fiscal 2007 and fiscal 2006. During fiscal 2007, an increase in cash used to fund inventory increases of $4,199 was offset by cash provided by decreases in accounts receivable balances. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Payments of cash taxes increased primarily due to state income taxes in California and New York. We currently do not have federal taxable income due to the effect of accelerated depreciation methods.
Cash used for interest increased primarily due to the change in our debt structure discussed below. In fiscal 2006, a significant portion of our debt included payment-in-kind or “PIK” interest which effectively increased outstanding principal amounts without making cash payments for interest. Conversely, in fiscal 2007, our Senior Notes (as defined under “Long Term Debt and Revolving Credit Facilities” below) required cash interest payments semi-annually.
Cash used for environmental remediation decreased because during fiscal 2006 we were in the construction phase of the project compared to the lower cash requirements of the operating and maintenance phase which began in fiscal 2007.
Fiscal Year 2006 compared to Fiscal Year 2005
Cash flows from operating activities decreased by $9,684. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $19,139.
•	An increase in cash used to fund working capital increases of $17,618, excluding the effect of interest and income taxes.
•	An increase in cash used for interest payments of $7,415.
•	An increase in cash provided by tax refunds of $407.

•	An increase in cash used for environmental remediation of $4,863.

•	Other increases in cash provided by operating activities of $666.
The increased cash used to fund working capital growth relates primarily to post-acquisition increases in AFC accounts receivable and inventories. These increases are considered normal fluctuations consistent with the growth in the Fine Chemicals segment.
Cash used for interest payments related to debt instruments used to fund the AFC acquisition.
Environmental remediation payments increased in fiscal 2006 because fiscal 2006 was the first full year of this activity. In addition, fiscal 2006 remediation activities were associated with the capital phase of the project which had higher cash requirements.
Investing Activities.
Fiscal Year 2007 compared to Fiscal Year 2006
Significant components of cash flows from investing activities include:
•	Fiscal 2007 includes cash received from the sale of ESI of $7,510 and cash used to fund the AFC acquisition earnout adjustment of $6,000. See Notes 14 and 2, respectively, to our consolidated financial statements included in Item 8 of this report.
•	Fiscal 2006 includes cash used for our acquisition of AFC of $108,011 and cash provided by proceeds from the sale of our interest in a real estate partnership of $2,395. See Notes 2 and 13, respectively, to our consolidated financial statements included in Item 8 of this report.
•	Capital expenditures for fiscal 2007 decreased to $8,421 compared to $15,018 for fiscal 2006.
Capital expenditures decreased in fiscal 2007 because during the prior year we were actively involved in the construction of the new SMB facility at AFC.
Fiscal Year 2006 compared to Fiscal Year 2005
Significant components of cash flows from investing activities include:
•	Fiscal 2006 includes cash used for our acquisition of AFC of $108,011 and cash provided by proceeds from the sale of our interest in a real estate partnership of $2,395.
•	Fiscal 2005 includes cash used for our acquisition of ISP of $4,505. See Note 2 to our consolidated financial statements included in Item 8 of this report.
•	Capital expenditures for fiscal 2006 increased to $15,018 compared to $1,686 for fiscal 2005.
Capital expenditures increased in fiscal 2006 primarily due to the inclusion of AFC which was actively involved in the construction of its SMB facility. Prior to fiscal 2006, our capital expenditures relate primarily to our Specialty Chemicals segment, which typically has low capital expenditure requirements.
Financing Activities.
Financing cash flows for fiscal 2007 and 2006 are primarily related to the credit facilities we secured in connection with our acquisition of AFC in November 2005, and the subsequent repayment of these facilities and issuance of the Senior Notes in February 2007. These financing instruments are discussed in further detail under the heading “Long-Term Debt and Revolving Credit Facilities” below.
Liquidity and Capital Resources
As of September 30, 2007, we had cash of $21,426. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of approximately $18,082 as of September 30, 2007. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our borrowings.
The timing of our cash outflows is affected by payments and expenses related to the manufacture of our products, capital projects, interest on our debt obligations and environmental remediation or other contingencies, which may place demands on our short-term liquidity. Although we are not currently party to any material pending legal proceedings, we have incurred legal and other costs as a result of other contingencies and litigation in the past, and we may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not covered by insurance, they would adversely affect our liquidity.
We currently believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis.
Long Term Debt and Revolving Credit Facilities
Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our Credit Facilities, discussed below. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;
•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;
•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and
•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;
•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013;
•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% with the proceeds of certain sales of its equity securities; and
•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
The Senior Notes were issued pursuant to an indenture, which contains certain customary events of default and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
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
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement which required us to file a registration statement to offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended. In July 2007, we filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes as required by the registration rights agreement, which was declared effective by the SEC. In August 2007, we completed the exchange of 100% of the Senior Notes for substantially identical notes which are registered under the Securities Act of 1933, as amended.
Credit Facilities. In connection with our acquisition of the AFC Business, discussed in Note 2 to our consolidated financial statements included in Item 8 of this report, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Bank, National Association and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Bank, National Association, and certain other lenders. The Credit Facilities were collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our Senior Notes in February 2007, we repaid our first lien term loan, amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility. The amendment to the First Lien Credit Facility resulted in our Revolving Credit Facility, described below.
Revolving Credit Facility. On February 6, 2007, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity in 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we will pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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

As of September 30, 2007, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,082, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Seller Subordinated Note. In connection with our acquisition of the AFC Business, discussed in Note 2 of our consolidated financial statements included in Item 8 of this report, we issued an unsecured subordinated seller note (the “Seller Subordinated Note”) in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The Seller Subordinated Note accrued payment-in-kind interest at a rate equal to the three—month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. The Seller Subordinated Note was subordinated to the senior debt under or related to the Credit Facilities and certain other indebtedness, subject to certain terms and conditions.
In connection with our February 2007 refinancing activities, we negotiated an early retirement of the Seller Subordinated Note at a discount of approximately $5,000 from its face amount. On February 6, 2007, we paid Aerojet $23,735 representing full settlement of the Seller Subordinated Note and accrued interest.
Debt Issue Costs and Debt Repayment Charges. In connection with the repayment of our Credit Facilities, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of $607 to terminate of the Second Lien Credit Facility. These charges are presented as Debt Repayment Charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,814 which were capitalized and classified as other assets on the balance sheet. These costs will be amortized as additional interest expense over the eight year term on the Senior Notes.
Interest Rate Swap Agreements
In May 2006, we entered into two interest rate swap agreements, to have expired on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements did not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense in fiscal 2007.
Environmental Remediation — AMPAC Henderson Site
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
Contractual Obligations
The following table summarizes our fiscal year contractual obligations and commitments as of September 30, 2007.

	Payments Due by Year Ending September 30,
	2008	2009-10	2011-12	Thereafter	Total

Senior Notes	$—	$—	$—	$110,000	$110,000
Interest on Senior Notes at 9% annually	9,900	19,800	19,800	23,100	72,600
Capital Leases	252	373	—	—	625
Interest on Capital Leases	23	14	—	—	37
Operating Leases	1,558	1,604	815	4,058	8,035
Purchase Commitments	1,230	—	—	—	1,230

Total	$12,963	$21,791	$20,615	$137,158	$192,527

In addition to the contractual obligations listed in the table above, at September 30, 2007, we have recorded an estimated liability for environmental remediation of $15,423 (see Note 11 to the consolidated financial statements included in Item 8 of this report) and aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $11,862 (see Note 10 to the consolidated financial statements included in Item 8 of this report). We expect to spend approximately $726 for environmental remediation during fiscal 2008. We expect to contribute $3,074 to our defined benefit pension plans and SERP during fiscal 2008. We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At September 30, 2007, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
Off-Balance Sheet Arrangements
Letters of Credit. As of September 30, 2007, we had $2,332 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We have employment agreements in effect with our Chief Executive Officer and Chief Operating Officer. The terms of these agreements end on December 31, 2007 and September 30, 2009, respectively, unless amended or extended either in accordance with the terms of each such agreement or otherwise. Significant contract provisions include annual base salaries, health care benefits, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we may terminate employment. If we terminate these officers without cause, then we are obligated to pay severance benefits specified in the contracts. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements are $4,080.
We do not have any other material off-balance sheet arrangements.
Inflation
General inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2007.

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
Sales and Revenue Recognition
Revenues for our Specialty Chemicals segment, Fine Chemicals segment, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or customer’s acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities. We recognize revenue prior to shipment of these bill and hold transactions when we have satisfied the criteria of Staff Accounting Bulletin 101 “Revenue Recognition in the Financial Statements”, as amended by Staff Accounting Bulletin 104, “Revenue Recognition”, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
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
Recently Issued or Adopted Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for our fiscal year ended September 30, 2007. Any past adjustments required to be recorded as a result of adopting SAB 108 have been recorded as a cumulative effect adjustment to the opening balance of retained earnings. We recorded no adjustments to our consolidated financial statements upon the adoption of SAB 108.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be first effective for our financial statements issued for the year ending September 30, 2008, and interim periods within that year. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 became effective for us on September 30, 2007. The adoption of SFAS 158 had the effect of increasing long-term pension obligations by $3,137 and decreasing total stockholders’ equity by a corresponding amount (see Note 10 to our consolidated financial statements included in Item 8 to this report).
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our first fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact adoption would have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in Thousands)
We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of September 30, 2007, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At September 30, 2007, we had no amount outstanding under our Revolving Credit Facility. We estimate that the fair value of the Senior Notes to be approximately $112,750 based on trade data as of September 30, 2007.
In May 2006, we entered into two interest rate swap agreements, to have expired on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense.
Item 8. Financial Statements and Supplementary Data
Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2007
	1st	2nd	3rd	4th	Total

Revenues	$34,888	$43,589	$43,723	$61,728	$183,928
Gross Profit	12,908	16,211	13,365	21,214	63,698
Income from Continuing Operations	639	118	606	3,621	4,984
Net Income	639	118	606	3,621	4,984

Basic Earnings Per Share:
Income from Continuing Operations	$0.09	$0.02	$0.08	$0.49	$0.68
Net Income	$0.09	$0.02	$0.08	$0.49	$0.68

Diluted Earnings Per Share:
Income from Continuing Operations	$0.09	$0.02	$0.08	$0.48	$0.67
Net Income	$0.09	$0.02	$0.08	$0.48	$0.67

	Quarters For Fiscal Year 2006 (a)
	1st (b)	2nd	3rd	4th	Total

Revenues	$16,485	$39,777	$42,840	$42,802	$141,904
Gross Profit	4,346	12,559	11,909	16,047	44,861
Income (Loss) from Continuing Operations	(790)	(2,606)	(861)	1,254	(3,003)
Net Income (Loss)	(1,305)	(2,338)	(1,053)	802	(3,894)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.11)	$(0.36)	$(0.12)	$0.17	$(0.41)
Net Income (Loss)	$(0.18)	$(0.32)	$(0.14)	$0.11	$(0.53)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.11)	$(0.36)	$(0.12)	$0.17	$(0.41)
Net Income (Loss)	$(0.18)	$(0.32)	$(0.14)	$0.11	$(0.53)

(a)	Effective September 30, 2006, we completed the sale of our interest in ESI. Revenues and expenses associated with ESI’s operations are presented as discontinued operations for all periods presented. See Note 14 to our consolidated financial statements.

(b)	On November 30, 2005, we completed the acquisition of the AFC Business. See Note 2 to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of Company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007. Deloitte & Touche LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, has audited our internal control over financial reporting as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Pacific Corporation:
We have audited the internal control over financial reporting of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated December 21, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment and an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132 (R).
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 21, 2007

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this item is incorporated herein by reference from our definitive proxy statement for the 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2007. We have adopted a code of ethics that applies to all of our directors and employees entitled “Standards of Business Conduct” that is posted on our website at www.apfc.com. In addition, we will provide to any person without charge a copy of the Standards of Business Conduct upon written request to our Secretary at our address set forth on the cover of this report. In the event that we make any amendment to, or grant any waiver from, a provision of the Standards of Business Conduct that requires disclosure under applicable rules and regulations of the SEC and Nasdaq, we will disclose such amendment or waiver and the reasons therefore as required by the SEC and Nasdaq.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our definitive proxy statement for the 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our definitive proxy statement for the 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our definitive proxy statement for the 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2007.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from our definitive proxy statement for the 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		See Part II, Item 8 for an index to the Registrant’s financial statements and supplementary data.

	(2)	Financial Statement Schedules

		None applicable.

	(3)	Exhibits

		The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

2.1	Purchase Agreement, dated January 30, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-14 (File No. 2-70830)).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2007).

3.3	Articles of Amendment to Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 33-52196).

3.4	Articles of Amendment to Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 33-52196)).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

4.3+	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-53449), filed with the SEC on May 22, 1998).

4.4+	Form of Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-53449), filed with the SEC on May 22, 1998).

4.5+	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-104732), filed with the SEC on April 24, 2003).

4.6+	Form of Option Agreement under the 2001 Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 (File No. 333-104732), filed with the SEC on April 24, 2003).

4.7	Form of Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on August 6, 1999).

4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A, filed with the SEC on August 6, 1999).

4.9+	Amended and Restated 2002 Directors’ Stock Option Plan (the “2002 Plan”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2005).

4.10+	Form of Option Agreement under the 2002 Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 (File No. 333-104732), filed with the SEC on April 24, 2003).

10.1+	Employment agreement dated January 1, 2002, between American Pacific Corporation and John R. Gibson (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

10.2+	Interim agreement between the Company and Dana M. Kelley, as acting Chief Financial Officer dated March 27, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.3+	Employment agreement dated October 15, 2006, between the Company and Joseph Carleone (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.4+	Notice of Eligibility for Dr. Aslam Malik under AMPAC Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.5+	AMPAC Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.6+	Form of Indemnification Agreement between American Pacific Corporation and all Directors of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”)).

10.8+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective as of October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2007).

10.9+	Trust Agreement for the American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the 1999 10-K).

10.10	Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and American Pacific Corporation, including exhibits thereto (incorporated by reference to Exhibit 10.24 to the 1990 S-2).

10.11++	Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.12++	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the 2000 10-K).

10.13++	Partnershipping Agreement between Alliant Techsystems Incorporated (“Alliant”) and Western Electrochemical Company and letter dated November 24, 1997, from American Pacific Corporation to Alliant and revised Exhibit B with respect thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.14	Ground Lease, dated November 30, 2005, by and between Aerojet-General Corporation and AMPAC Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2005).

10.15++	Modification #3 to the Thiokol Long Term Pricing Agreement dated April 5, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.16	Master International Swaps and Derivatives Association (“ISDA”) Agreement, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.17	Schedule No. 1 to Master ISDA Agreement, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.18	Schedule No. 2 to Master ISDA Agreement, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.19+	AMPAC Fine Chemicals LLC Pension Plan for Bargaining Employees (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.20+	AMPAC Fine Chemicals LLC Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.21	Amended and Restated Credit Agreement, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, Wachovia Bank, National Association and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

10.22	Registration Rights Agreement, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

*10.23+	Executive Officer and Director Compensation as of September 30, 2007

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Powers of Attorney (included on the signature pages).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management or compensatory plan or arrangement.

++	Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the SEC.
(b)	See (a)(3) above.

(c)	None applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2007	AMERICAN PACIFIC CORPORATION (Registrant)
	By:	/s/ JOHN R. GIBSON
John R. Gibson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
American Pacific Corporation and each of the undersigned do hereby appoint John R. Gibson and Dana M. Kelley and each of them severally, its or his true and lawful attorneys, with full power of substitution and resubstitution, to execute on behalf of American Pacific Corporation and the undersigned any and all amendments to this report and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the others.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN R. GIBSON John R. Gibson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: December 21, 2007

/s/ DANA M. KELLEY Dana M. Kelley, Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	Date: December 21, 2007

/s/ JOSEPH CARLEONE	Date: December 21, 2007

Joseph Carleone, Director

/s/ FRED D. GIBSON, JR.	Date: December 21, 2007

Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 21, 2007

Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 21, 2007

Berlyn D. Miller, Director

/s/ NORVAL F. POHL	Date: December 21, 2007

Norval F. Pohl, Ph.D., Director

/s/ C. KEITH ROOKER	Date: December 21, 2007

C. Keith Rooker, Director

/s/ DEAN M. WILLARD	Date: December 21, 2007

Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 21, 2007

Jane L. Williams, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Pacific Corporation:
We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.
As discussed in Notes 1 and 3 to the consolidated financial statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, which changed its method of accounting for share-based compensation.
As discussed in Notes 1 and 10 to the consolidated financial statements, on September 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132 (R), which changed its method of accounting for pension and postretirement benefits.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 21, 2007

AMERICAN PACIFIC CORPORATION
Consolidated Balance Sheets
September 30, 2007 and 2006
(Dollars in Thousands)

	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,426	$6,872
Accounts Receivable, Net	25,236	19,474
Notes Receivable	—	7,510
Inventories, Net	47,023	39,755
Prepaid Expenses and Other Assets	2,258	1,845
Deferred Income Taxes	2,101	1,887

Total Current Assets	98,044	77,343
Property, Plant and Equipment, Net	116,965	119,746
Intangible Assets, Net	5,767	14,237
Deferred Income Taxes	19,385	21,701
Other Assets	9,246	6,428

TOTAL ASSETS	$249,407	$239,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,867	$11,158
Accrued Liabilities	9,515	11,257
Employee Related Liabilities	7,222	4,600
Environmental Remediation Reserves	726	1,631
Deferred Revenues and Customer Deposits	7,755	5,683
Current Portion of Debt	252	9,593

Total Current Liabilities	36,337	43,922
Long-Term Debt	110,373	97,771
Environmental Remediation Reserves	14,697	15,880
Pension Obligations and Other Long-Term Liabilities	12,311	9,998

Total Liabilities	173,718	167,571

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $.10 par value; 20,000,000 shares authorized, 9,463,541 and 9,359,041 issued	946	933
Capital in Excess of Par Value	87,513	86,724
Retained Earnings	7,296	2,312
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(3,084)	(1,103)

Total Stockholders’ Equity	75,689	71,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,407	$239,455

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Operations
For the Years Ended September 30, 2007, 2006, and 2005
(Dollars in Thousands, Except per Share Amounts)

	2007	2006	2005
Revenues	$183,928	$141,904	$67,813
Cost of Revenues	120,230	97,043	43,916

Gross Profit	63,698	44,861	23,897
Operating Expenses	39,841	38,202	21,805
Environmental Remediation Charges	—	3,600	22,400

Operating Income (Loss)	23,857	3,059	(20,308)
Interest and Other Income, Net	644	1,069	1,398
Interest Expense	11,996	11,431	—
Debt Repayment Charges	2,916	—	—

Income (Loss) from Continuing
Operations before Income Tax	9,589	(7,303)	(18,910)
Income Tax Expense (Benefit)	4,605	(4,300)	(8,367)

Income (Loss) from Continuing Operations	4,984	(3,003)	(10,543)
Loss from Discontinued Operations, Net of Tax	—	(891)	(702)

Income (Loss) before Extraordinary Gain	4,984	(3,894)	(11,245)
Extraordinary Gain, Net of Tax	—	—	1,554

Net Income (Loss)	$4,984	$(3,894)	$(9,691)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.68	$(0.41)	$(1.45)
Loss from Discontinued Operations, Net of Tax	—	(0.12)	(0.09)
Extraordinary Gain, Net of Tax	—	—	0.21

Net Income (Loss)	$0.68	$(0.53)	$(1.33)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.67	$(0.41)	$(1.45)
Loss from Discontinued Operations, Net of Tax	—	(0.12)	(0.09)
Extraordinary Gain, Net of Tax	—	—	0.21

Net Income (Loss)	$0.67	$(0.53)	$(1.33)

Weighted Average Shares Outstanding:
Basic	7,365,000	7,305,000	7,294,000
Diluted	7,471,000	7,305,000	7,294,000
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended September 30, 2007, 2006 and 2005
(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par				Other	Total
	Net of	Value of	Capital in			Compre-	Stock-
	Treasury	Common	Excess of	Retained	Treasury	hensive	holders’
	Shares	Stock	Par Value	Earnings	Stock	Loss	Equity
BALANCES, October 1, 2004	7,291,917	$932	$86,148	$15,897	$(16,982)	$(1,195)	$84,800

Comprehensive Income (Loss):
Net Loss				(9,691)			(9,691)
Currency Translation						7	7
Additional Minimum Pension
Liability, Net of Tax						(486)	(486)

Total Comprehensive Loss							(10,177)

Issuance of Common Stock	5,000		24				24
Tax Benefit From Stock Options			15				15

BALANCES, September 30, 2005	7,296,917	932	86,187	6,206	(16,982)	(1,674)	74,669

Comprehensive Income (Loss):
Net Loss				(3,894)			(3,894)
Currency Translation						15	15
Additional Minimum Pension
Liability, Net of Tax						556	556

Total Comprehensive Loss							(3,338)

Issuance of Common Stock	27,254	1	157				158
Tax Benefit From Stock Options			21				21
Share-based Compensation			359				359

BALANCES, September 30, 2006	7,324,171	933	86,724	2,312	(16,982)	(1,103)	71,884

Comprehensive Income:
Net Income				4,984			4,984
Currency Translation						62	62
Additional Minimum Pension
Liability, Net of Tax						1,094	1,094

Total Comprehensive Income							6,078

Adoption of SFAS 158, Net of Tax						(3,137)	(3,137)
Issuance of Common Stock	104,500	13	682				695
Tax Benefit From Stock Options			32				32
Share-based Compensation			75				75

BALANCES, September 30, 2007	7,428,671	$946	$87,513	$7,296	$(16,982)	$(3,084)	$75,689

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2007, 2006 and 2005
(Dollars in Thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$4,984	$(3,894)	$(9,691)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	19,461	20,181	5,639
Non-cash interest expense	2,142	3,967	—
Share-based compensation	75	359	—
Deferred income taxes	2,102	(3,442)	(8,241)
Non-cash component of debt repayment charges	2,309	—	—
Excess tax benefit from stock option exercises	(32)	(21)	15
Loss (Gain) on sale of assets	22	(610)	—
Extraordinary gain, net	—	—	(1,554)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,712)	(1,135)	9,437
Inventories, net	(7,622)	(11,821)	2,156
Prepaid expenses	(292)	(1,110)	—
Accounts payable and accrued liabilities	7,055	6,860	41
Deferred revenues and customer deposits	2,072	975	—
Environmental remediation reserves	(2,088)	(3,076)	20,587
Pension obligations, net	1,677	650	926
Discontinued operations, net	—	1,287	(31)
Other	(2,015)	299	(131)

Net Cash Provided by Operating Activities	24,138	9,469	19,153

Cash Flows from Investing Activities:
Acquisition of businesses and earnout adjustment	(6,000)	(108,011)	(4,505)
Capital expenditures	(8,421)	(15,018)	(1,686)
Proceeds from sale of assets	—	2,395	—
Discontinued operations, net	7,510	(411)	212

Net Cash Used in Investing Activities	(6,911)	(121,045)	(5,979)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	85,000	—
Payments of long-term debt	(108,586)	(678)	—
Debt issuance costs	(4,814)	(3,119)	—
Issuance of common stock	695	158	24
Excess tax benefit from stock option exercises	32	21	—
Discontinued operations, net	—	(147)	238

Net Cash Provided (Used) by Financing Activities	(2,673)	81,235	262

Net Change in Cash and Cash Equivalents	14,554	(30,341)	13,436
Cash and Cash Equivalents, Beginning of Year	6,872	37,213	23,777

Cash and Cash Equivalents, End of Year	$21,426	$6,872	$37,213

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended September 30, 2007, 2006 and 2005
(Dollars in Thousands)

	2007	2006	2005
Cash Paid For:
Interest	$8,217	$7,415	$—
Income taxes	1,157	(407)	—

Non-Cash Investing and Financing Transactions:
Issuance of Seller Subordinated Note, net of discount	$—	$19,400	$—
AFC Earnout Payment due seller (included in accrued liabilities)	—	6,000	—
Capital leases originated	346	527	—
Additions to Property, Plant and Equipment not yet paid	379	1,281	—
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(Dollars in Thousands, Except Per Share Amounts)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries (the “Company”, “we”, “us” or “our”). In connection with our acquisition of the fine chemicals business (the “AFC Business”) of GenCorp, Inc. (“GenCorp”), through the purchase of substantially all the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities, we began consolidating our newly-formed, wholly-owned subsidiary, AMPAC Fine Chemicals LLC (“AFC”) on November 30, 2005 (see Note 2). All intercompany accounts have been eliminated.

Discontinued Operations. In June 2006, our board of directors approved, and we committed to a plan to sell our 50% interest in our joint venture Energetic Systems, Inc. (“ESI”) based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. We consolidated ESI in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which requires companies to consolidate variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. Revenues, expenses and cash flows associated with ESI’s operations are presented as discontinued operations for all periods presented. Effective September 30, 2006, we completed the sale of our interest in ESI. ESI was formerly reported within our Specialty Chemicals segment (see Note 14).

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant judgment exists include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable. However, due to the inherent uncertainties in making estimates, actual results may differ from estimates on which our consolidated financial statements were prepared.

Revenue Recognition. Revenues for the Specialty Chemicals segment, the Fine Chemicals segment, and for sales of water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or customer’s acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria of Staff Accounting Bulletin 101 “Revenue Recognition in the Financial Statements”, as amended by Staff Accounting Bulletin 104, “Revenue Recognition”, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental Remediation. We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.

We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recovery of the amounts are probable.

Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2007, 2006 and 2005, such transactions totaled approximately $41, $83, and $97, respectively.

Cash and Cash Equivalents. All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair Value Disclosure of Financial Instruments. We estimate the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. We estimate that the fair value of our fixed-rate long-term debt to be approximately $112,750 based on trade data as of September 30, 2007.

Concentration of Credit Risk. Financial instruments that have potential concentrations of credit risk include cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high quality credit institutions. Our accounts receivable have concentration risk because significant amounts relate to customers in the aerospace and defense or pharmaceutical industries. From time to time we make sales to a customer that exceed 10% of our then outstanding accounts receivable balance. At September 30, 2007, one Fine Chemicals customer accounted for 11% and two separate Specialty Chemicals customers accounted for 22% and 17% of our consolidated trade accounts receivable. At September 30, 2006, one Aerospace Equipment customer accounted for 13% and three separate Fine Chemicals customers accounted for 23%, 13% and 12% of our consolidated trade accounts receivable.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories. Inventories are stated at the lower of cost or market. Inventoried costs include materials, labor and manufacturing overhead. General and administrative costs are expensed as incurred. Raw materials cost of the Specialty Chemicals segment inventories is determined on a moving average basis. We provide reserves for obsolete inventories if inventory quantities exceed our estimates of future demand. At September 30, 2007 and 2006, we had recorded inventory reserves of $1,448 and $275, respectively.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated productive lives of the assets of 3 to 15 years for machinery and equipment and 7 to 30 years for buildings and improvements.

Intangible Assets. Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated period of benefit of 1 to 10 years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the years presented.

Impairment of Long-Lived Assets. We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If we determine that an asset is not recoverable, then we would record an impairment charge if the carrying value of the asset exceeds its fair value.

Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average shares outstanding plus the dilutive effect of common share equivalents, which is computed using the treasury stock method.

Foreign Currency. We acquired foreign operations in the United Kingdom (“U.K.”) with our acquisition in October 2004 of the former Atlantic Research Corporation’s in-space propulsion (“ISP”) business from Aerojet-General Corporation (See Note 2). We translate our foreign subsidiary’s assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average exchange rate for the year. Foreign currency translation gains or losses are reported as cumulative currency translation adjustments as a component of stockholders’ equity. Gains or losses resulting from transactions in foreign currencies are reported as other expenses and are not material for all years presented.

Recently Issued or Adopted Accounting Standards. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for our fiscal year ended September 30, 2007. Any past adjustments required to be recorded as a result of adopting SAB 108 have been recorded as a cumulative effect adjustment to the opening balance of retained earnings. We recorded no adjustments to our consolidated financial statements upon the adoption of SAB 108.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be first effective for our financial statements issued for the year ending September 30, 2008, and interim periods within that year. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“SFAS No. 158”) which requires a company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 became effective for us on September 30, 2007. The adoption of SFAS No. 158 had the effect of increasing long-term pension obligations by $3,137 and decreasing total stockholders’ equity by a corresponding amount (see Note 10).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our first fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact adoption would have on our consolidated financial statements.

2.	ACQUISITIONS

AFC Business Acquisition. On November 30, 2005, we completed the acquisition of the AFC Business of GenCorp through the purchase of substantially all of the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, AMPAC Fine Chemicals LLC or “AFC”. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under the U.S. Food and Drug Administrations’ current good manufacturing practices or “cGMP” guidelines for customers in the pharmaceutical industry. AFC offers specialized engineering capabilities including high containment for high potency compounds, energetic and nucleoside chemistries, and chiral separation.

2.	ACQUISITIONS (continued)

The total consideration for the AFC Business acquisition is comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Note (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
Earnout adjustment	5,000
Other direct acquisition costs	4,348

Total purchase price	$133,411

Seller Subordinated Note – The fair value of the unsecured subordinated seller note (the “Seller Subordinated Note”) in the principal amount of $25,500, was determined by discounting the required principal and interest payments at a rate of 15%, which the Company believed was appropriate for instruments with comparable terms. This Seller Subordinated Note was paid in full in February 2007, see Note 6.

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

In connection with the AFC Business acquisition, we entered into the Credit Facilities (as defined in Note 6) and the Seller Subordinated Note, each as discussed further in Note 6. The total purchase price was funded with net proceeds from the Credit Facilities of $81,881, the Seller Subordinated Note of $25,500 and existing cash.

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

Intangible assets, consisting of customer relationships and existing customer backlog, have definite lives and are being amortized over their estimated useful lives using the straight-line method.

The following pro forma information has been prepared from our historical financial statements and those of the AFC Business. The unaudited pro forma information gives effect to the combination as if it had occurred on October 1, 2004.

	2006	2005
Revenues	$160,146	$132,257
Loss from Continuing Operations	(4,814)	(20,283)
Net Loss	(5,705)	(19,431)

Basic and Diluted Loss per Share:
Loss from continuing Operations	$(0.66)	$(2.78)
Net Loss	(0.78)	(0.78)
The pro forma financial information is not necessarily indicative of what the financial position or results of operations would have been if the combination had occurred on the above-mentioned dates.

Additionally, it is not indicative of future results of operations and does not reflect any additional costs, synergies or other changes that may occur as a result of the acquisition.

ISP Acquisition. On October 1, 2004, we acquired the former Atlantic Research Corporation’s ISP business (the “ISP Acquisition”) from Aerojet-General Corporation for $4,505.

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

On October 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of awards granted prior to the adoption date and all awards that are granted, modified, repurchased or canceled after the effective date. Accordingly, commencing October 1, 2005, we began recognition of compensation expense in our statement of operations. Prior to fiscal 2006, we accounted for share-based awards under the Accounting Principles Board Opinion No. 25 intrinsic value method, under

3.	SHARE-BASED COMPENSATION (continued)

which no compensation expense was recognized because all options granted were at an exercise price equal to the market value of our stock on the grant date. Prior period financial statements have not been adjusted to reflect share-based compensation expense under SFAS No. 123R.

Our share-based compensation arrangements consist solely of stock options. Stock option grants are designed to attract and retain employees and directors. The amount, frequency, and terms may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. New shares of our common stock are issued upon the exercise of stock options. We do not settle equity instruments in cash. We have two share based plans, each as discussed below.

The American Pacific Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of September 30, 2007, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan (the “2002 Directors Plan”) compensates non-employee directors with annual grants of stock options or upon other discretionary events. Options are granted to each eligible director at a price equal to the closing share price of our common stock on the date of the grant on the principal national securities exchange on which the Company’s common stock trades or, if such date is a date upon which no shares of our common stock are traded on the principal national securities exchange, the closing price on the next preceding trading day. Options granted under the 2002 Directors Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire in ten years. As of September 30, 2007, there were 25,000 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

A summary of our outstanding and vested stock option activity for the year ended September 30, 2007 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share
Balance, October 1, 2006	515,500	$6.95	18,750	$1.95
Granted	19,000	7.64	19,000	3.63
Vested	—	—	(28,250)	2.51
Exercised	(104,500)	6.63	—	—
Expired / Cancelled	—	—	—	—

Balance, September 30, 2007	430,000	7.05	9,500	3.63

A summary of our exercisable stock options as of September 30, 2007 is as follows:

Number of vested stock options	420,500
Weighted average exercise price per share	$7.04
Aggregate intrinsic value	$3,608
Weighted average remaining contractual term in years	6.7
We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

3.	SHARE-BASED COMPENSATION (continued)

The following stock option information is as of September 30:

	2007	2006	2005
Weighted average grant date fair value per share of options granted	$3.68	$2.00	$3.00
Significant fair value assumptions:
Expected term in years	5.25	5.25	4.50
Expected volatility	47.0%	47.0%	50.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rates	4.7%	4.4%	3.9%
Total intrinsic value of options exercised	$760	$54	$12
Aggregate cash received for option exercises	$695	$158	$24

Total compensation cost (included in operating expenses)	$75	$359	$—
Tax benefit recognized	30	141	—

Net compensation cost	$45	$218	$—

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$1	$6
Weighted-average years to be recognized	—	0.2
SFAS No. 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method. Had share-based compensation costs been recorded prior to the year ended September 30, 2006, the effect on our net income and earnings per share would have been as follows for the year ended September 30:

2005
Net loss, as reported	$(9,691)
Pro forma compensation, net of tax	(324)

Pro forma net loss	$(10,015)

Basic loss per share:
As reported	$(1.33)
Pro forma	$(1.37)

Diluted loss per share:
As reported	$(1.33)
Pro forma	$(1.37)
4.	BALANCE SHEET DATA

The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2007	2006
Accounts Receivable:
Trade receivables	$22,392	$17,438
Unbilled receivables	2,908	1,985
Employee and other receivables	108	51
Allowance for bad debt	(172)	—

Total	$25,236	$19,474

Unbilled receivables represent unbilled costs and accrued profits related to revenues recognized on contracts that we account for using the percentage-of-completion method. Substantially all of these amounts are expected to be billed or invoiced within the next 12 months. We assess the collectibility

4.	BALANCE SHEET DATA (continued)

of our accounts receivable based on historical collection experience and provide allowances for estimated credit losses. Typically, our customers consist of large corporations, many of which are government contractors procuring products from us on behalf of or for the benefit of government agencies.

	2007	2006
Inventories:
Finished goods	$4,709	$7,170
Work-in-progress	29,225	20,196
Raw materials and supplies	14,537	12,664
Allowance for excess or obsolete inventory	(1,448)	(275)

Total	$47,023	$39,755

Property, Plant and Equipment:
Land	$2,924	$3,116
Buildings and improvements	43,926	39,566
Machinery and equipment	106,348	99,097
Construction in progress	3,318	3,517

Total Cost	156,516	145,296
Less: accumulated depreciation	(39,551)	(25,550)

Total	$116,965	$119,746

Depreciation expense for continuing operations was approximately $14,323, $11,525 and $1,739 for the years ended September 30, 2007, 2006 and 2005, respectively.

5.	INTANGIBLE ASSETS

We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following as of September 30:

	2007	2006
Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(37,180)	(33,280)

	1,517	5,417

Customer relationships and backlog	10,244	13,230
Less accumulated amortization	(5,994)	(4,756)

	4,250	8,474

Pension-related intangible	—	346

Total	$5,767	$14,237

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $3,900 for each of the three years ended September 30, 2007, 2006 and 2005.

In connection with our acquisition of the AFC Business, we acquired intangible assets with fair values of $7,957 for customer relationships and $2,287 for existing customer backlog. These assets have definite lives and are assigned to our Fine Chemicals segment. Amortization expense for the years ended September 30, 2007 and 2006 was $1,238 and $4,756, respectively.

At September 30, 2006, the pension-related intangible was an actuarially calculated amount related to unrecognized prior service cost for our defined benefit pension plan and supplemental executive retirement plan. In connection with our adoption of SFAS No. 158, effective on September 30, 2007, this amount was reduced to zero.

5.	INTANGIBLE ASSETS (continued)

Estimated future amortization expense for our intangible assets is as follows:

Years ending September 30:
2008	$2,754
2009	1,238
2010	1,238
2011	537

Total	$5,767

6.	DEBT

Our outstanding debt balances consist of the following as of September 30:

	2007	2006

Senior Notes, 9%, due 2015	$110,000	$—
Credit Facilities:
First Lien Term Loan, 9.4%, due through 2010	—	64,350
First Lien Revolving Credit	—	—
Second Lien Term Loan plus accrued PIK Interest of $170,14.4%, due 2011	—	20,170
Subordinated Seller Note plus accrued PIK Interest of $2,226, 10.4%,
Net of Discount of $5,424, due 2012	—	22,304
Capital Leases	625	540

Total Debt	110,625	107,364
Less Current Portion	(252)	(9,593)

Total Long-term Debt	$110,373	$97,771

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our Credit Facilities, discussed below. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013;

•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% with the proceeds of certain sales of its equity securities; and

•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.

6.	DEBT (continued)

The Senior Notes were issued pursuant to an indenture, which contains certain customary events of default and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
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
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement which required us to file a registration statement to offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended. In July 2007, we filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes as required by the registration rights agreement, which was declared effective by the SEC. In August 2007, we completed the exchange of 100% of the Senior Notes for substantially identical notes which are registered under the Securities Act of 1933, as amended.
Credit Facilities. In connection with our acquisition of the AFC Business, discussed in Note 2 above, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Bank, National Association and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”) with Wachovia Bank, National Association, and certain other lenders. The Credit Facilities were collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our Senior Notes in February 2007, we repaid our first lien term loan, amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility. The amendment to the First Lien Credit Facility resulted in our Revolving Credit Facility, described below.
Revolving Credit Facility. On February 6, 2007, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity in 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees in connection with the Revolving Credit Facility.
The Revolving Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Revolving Credit Facility. The Revolving Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:
•	incur debt, incur contingent obligations and issue certain types of preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	make certain investments and acquisitions;

6.	DEBT (continued)
•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.
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
As of September 30, 2007, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,082, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Seller Subordinated Note. In connection with our acquisition of the AFC Business, discussed in Note 2 above, we issued the Seller Subordinated Note in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp. The Seller Subordinated Note accrued payment-in-kind interest at a rate equal to the three–month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Credit Facilities. The Seller Subordinated Note was subordinated to the senior debt under or related to the Credit Facilities and certain other indebtedness, subject to certain terms and conditions.
In connection with our February 2007 refinancing activities, we negotiated an early retirement of the Seller Subordinated Note at a discount of approximately $5,000 from its face amount. On February 6, 2007, we paid to GenCorp, as successor to the Seller Subordinated Note originally issued to Aerojet-General Corporation, $23,735, representing full settlement of the Seller Subordinated Note and accrued interest.
Principal Maturities: Principal maturities for our outstanding debt as of September 30, 2007 are as follows:

Years ending September 30:
2008	$252
2009	253
2010	120
2011	—
2012	—
Thereafter	110,000

Total	$110,625

Letters of Credit. As of September 30, 2007, we had $2,332 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Interest Rate Swap Agreements. In May 2006, we entered into two interest rate swap agreements, to have expired on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR.

6.	DEBT (continued)

The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements did not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense in fiscal 2007.
7.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2007	2006	2005

Income (Loss) from Continuing Operations	$4,984	$(3,003)	$(10,543)

Basic:
Weighted Average Shares	7,365,000	7,305,000	7,294,000

Diluted:
Weighted Average Shares, Basic	7,365,000	7,305,000	7,294,000
Dilutive Effect of Stock Options	106,000	—	—

Weighted Average Shares, Diluted	7,471,000	7,305,000	7,294,000

Basic Earnings (Loss) per Share from Continuing Operations	$0.68	$(0.41)	$(1.45)
Diluted Earnings (Loss) per Share from Continuing Operations	$0.67	$(0.41)	$(1.45)
As of September 30, 2007, we had no antidilutive options outstanding. As of September 30, 2006 and 2005, we had 515,500 and 523,500, respectively, antidilutive options outstanding. The stock options are antidilutive because we reported a loss from continuing operations and the exercise price of certain options exceeds the average fair market value of our common stock for the period.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock and Purchase Rights. We have authorized 3,000,000 shares of preferred stock, of which 125,000 shares have been designated as Series A, and 125,000 shares have been designated as Series B. At September 30, 2007 and 2006, no shares of preferred stock are issued and outstanding.

On August 3, 1999, our board of directors adopted a shareholder rights plan (the “Plan”) and declared a dividend of one preference share purchase right (a “Right”) for each outstanding share of our common stock. The dividend was paid to stockholders of record on August 16, 1999. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series D Participating Preference Stock, par value $1.00 per share (“Preference Shares”), at a price of $24.00 per one one-hundredth of a Preference Share, subject to adjustment under certain circumstances. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 3, 1999 (the “Rights Agreement’), between us and American Stock Transfer & Trust Company, as Rights Agent. The Rights may also, under certain conditions, entitle the holders (other than any Acquiring Person, as defined in the Rights Agreement), to receive our common stock, common stock of an entity acquiring us, or other consideration, each having a market value of two times the exercise price of each Right.

8.	STOCKHOLDERS’ EQUITY (continued)

Three hundred and fifty-thousand (350,000) Preference Shares have been designated and are reserved for issuance under the Plan. The Rights are redeemable at a price of $0.001 per Right under the conditions provided in the Plan. If not exercised or redeemed (or exchanged by us), the Rights expire on August 2, 2009.

Dividend and Share Repurchase Program. In January 2003, our board of directors approved a Dividend and Stock Repurchase Program which is designed to allocate a portion of our annual free cash flows (as calculated) for the purposes of paying cash dividends and repurchasing our common stock. In November 2005, we entered into our Credit Facilities, as amended in February 2007, which substantially limits our ability to pay dividends. No dividends were paid for the years ended September 30, 2007, 2006 and 2005.

9.	INCOME TAXES

The components of the income tax expense (benefit) for continuing operations are as follows for the years ended September 30:

	2007	2006	2005

Current	$1,355	$(1,179)	$(507)
Deferred	3,250	(3,121)	(7,860)

Income tax expense (benefit)	$4,605	$(4,300)	$(8,367)

Deferred tax assets are comprised of the following at September 30:

	2007	2006

Deferred tax assets:
Environmental remediation reserves	$8,354	$9,613
Tax credits and carryforwards	5,531	785
Pension obligations	3,083	2,167
Intangible assets	3,452	6,216
Inventory	1,398	652
Property, plant and equipment	—	3,546
Accrued expenses	946	1,284
Other	616	803

Subtotal	23,380	25,066
Valuation allowance	(855)	(785)

Deferred tax assets	22,525	24,281

Deferred tax liabilities:
Prepaid expenses	(714)	(586)
Property, plant and equipment	(217)	—
Other	(108)	(107)

Deferred tax liabilities	(1,039)	(693)

Net deferred tax assets	$21,486	$23,588

As of September 30, 2007, we had Federal operating loss carryforwards of $10,884 available to reduce future Federal taxable income, which begin expiring in 2027. Pursuant to SFAS No. 109, net operating losses have been reduced by $691 relating to stock option compensation, the tax effects of which will be credited to additional paid-in capital when realized.
As of September 30, 2007 and 2006, respectively, we have aggregate operating loss carryforwards of $1,205 and $6,413 for certain U.S. states and $1,990 and $1,649 for the U.K. We do not anticipate future taxable income in these states or the U.K., and accordingly have provided valuation allowances of $855 and $785 as of September 30, 2007 and 2006, respectively. We have not provided a U.S. federal income tax benefit for the U.K. because we intend to permanently reinvest any earnings from the U.K.

9.	INCOME TAXES (continued)

A reconciliation of the federal statutory rate to our effective tax (benefit) rate from continuing operations is as follows for the years ended September 30:

	2007	2006	2005

Federal income tax at the statutory rate	35.0%	(35.0%)	(35.0%)
State income tax, net of federal benefit	4.0%	(3.1%)	(2.5%)
Nondeductible expenses	1.3%	1.0%	0.6%
Valuation allowance	2.0%	1.8%	1.3%
Change in effective state income tax rate	5.4%	(13.7%)	0.0%
Basis differences in partnerships	0.0%	(5.6%)	0.0%
Other	0.3%	(4.3%)	(8.6%)

Effective tax rate	48.0%	(58.9%)	(44.2%)

10.	EMPLOYEE BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”). Collectively, these three plans are referred to as the “Pension Plans”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC Business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In addition, we have a supplemental executive retirement plan (the “SERP”) that includes our former and current Chief Executive Officer. We use a measurement date of September 30 to account for our Pension Plans and SERP.

In November 2007, our board of directors approved an amendment and restatement of the SERP. Under the terms of the amended and restated SERP, certain of our officers and their beneficiaries are entitled to receive a monthly annuity benefit following their retirement from the Company. The amendment and restatement of the SERP, which is effective as of October 1, 2007, amends, among other provisions, the list of participants in the SERP to include three additional executive officers of the Company and the method of calculating a participant’s benefit under the SERP.

We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for AFC and Aerospace Equipment U.S. employees. In addition, we make a profit sharing contribution for Aerospace Equipment U.S. employees. We made total contributions of $911 and $204 to the 401(k) Plans during the years ended September 30, 2007 and 2006, respectively.

We provide healthcare and life insurance benefits to substantially all of our employees.

Effective September 30, 2007, we adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit plan on our consolidated balance sheet. Upon adoption, we recorded an adjustment to the end-of-year balance of accumulated other comprehensive income in stockholders’ equity to recognize unamortized pension net losses and prior service costs as components of the ending balance of accumulated other comprehensive income, net of tax.

10.	EMPLOYEE BENEFIT PLANS (continued)

The following table sets forth the amounts recognized as components of accumulated other comprehensive income at September 30, 2007:

	Pension Plans	SERP

Net actuarial loss	$4,953	$54
Prior service costs	232	14
Income tax benefits related to above items	(2,057)	(27)

Unamortized pension plan costs, net of tax	$3,128	$41

The table below sets forth the amounts in accumulated other comprehensive income at September 30, 2007 that we expect to recognize in periodic pension cost in fiscal 2008.

	Pension Plans	SERP

Amortization of net actuarial loss	$198	$—
Amortization of prior service costs	58	228

Total	$256	$228

The SERP amount included in the table above is based on the plan provisions in effect as of September 30, 2007. As a result of the amendment and restatement of the SERP, effective October 1, 2007, we expect that amortization in fiscal 2008 of prior service costs under the SERP to increase to approximately $1,100.
The following table shows the incremental effect of applying SFAS No. 158 on the individual line items on our consolidated balance sheet as of September 30, 2007:

	Before		After
	Application		Application
	of SFAS		of SFAS
	No. 158	Adjustment	No. 158

Other assets	$9,035	$211	$9,246
Deferred income taxes	17,322	2,063	19,385

Total assets	247,133	2,274	249,407

Pension obligations and other long-term liabilities	6,900	5,411	12,311

Total liabilities	168,307	5,411	173,718

Accumulated other comprehensive income (loss)
Unamortized plan benefit costs, net of tax	—	(3,169)	(3,169)
Additional minimum pension liability, net of tax	(32)	32	—

Total stockholders’ equity	78,826	(3,137)	75,689

The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

10.	EMPLOYEE BENEFIT PLANS (continued)

	Pension Plan		SERP
	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation, beginning of year	$38,414	$31,249	$2,364	$2,498
Business acquired, AFC	—	4,464	—	—
Service cost	2,027	1,863	—	—
Interest cost	2,252	2,024	138	140
Actuarial (gains) losses	(1,984)	(312)	(300)	(148)
Benefits paid	(1,015)	(874)	(126)	(126)

Benefit obligation, end of year	39,694	38,414	2,076	2,364

Change in Plan Assets:
Fair value of plan assets, beginning of year	25,024	18,658	—	—
Business acquired, AFC	—	3,889	—	—
Actual return on plan assets	3,194	1,516	—	—
Employer contributions	2,705	1,835	126	126
Benefits paid	(1,015)	(874)	(126)	(126)

Fair value of plan assets, end of year	29,908	25,024	—	—

Reconciliation of Funded Status:
Funded status	(9,786)	(13,390)	(2,076)	(2,364)
Unrecognized net actuarial losses	—	8,477	—	365
Unrecognized prior service costs	—	289	—	57

Net amount recognized	$(9,786)	$(4,624)	$(2,076)	$(1,942)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plan		SERP
	2007	2006	2007	2006

Years prior to the adoption of SFAS No. 158
Accrued benefit liabilities	$—	$(6,558)	$—	$(2,364)
Prepaid benefit costs	—	209	—	—
Intangible assets	—	289	—	57
Accumulated other comprehensive loss before tax	—	1,436	—	365

Net amount recognized	$—	$(4,624)	$—	$(1,942)

Years after the adoption of SFAS No. 158
Other assets (Prepaid benefit costs)	$225	$—	$—	$—
Pension obligations and other long-term liabilities	(10,011)	—	(2,076)	—

Net amount recognized	$(9,786)	$—	$(2,076)	$—

The table below provides data for our defined benefit plans as of September 30:

	2007	2006

Plan Assets:
Ampac Plan	$24,753	$21,112
AFC Salaried Plan	3,204	2,354
AFC Bargaining Plan	1,951	1,558

Accumulated Benefit Obligation:
Ampac Plan	26,950	26,261
AFC Salaried Plan	3,220	2,628
AFC Bargaining Plan	1,726	1,372

Projected Benefit Obligation:
Ampac Plan	33,698	33,340
AFC Salaried Plan	4,270	3,702
AFC Bargaining Plan	1,726	1,372

10.	EMPLOYEE BENEFIT PLANS (continued)

The Pension Plans’ assets include no shares of our common stock. We developed assumptions for expected long-term returns for the targeted asset classes of each of the Pension Plans based on factors that include current market data such as yields/price-earnings ratios, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted average expected return was calculated. The actual and target asset allocation for the Pension Plans is as follows at September 30:

	Target	Actual
	2007	2007	2006

Equity securities	70%	72%	62%
Debt securities	25%	11%	27%
Cash and marketable securities	5%	17%	11%

Total	100%	100%	100%

Net periodic pension expense is comprised of the following for the years ended September 30:

	Pension Plan			SERP
	2007	2006	2005	2007	2006	2005

Net Periodic Pension Cost:
Service cost	$2,027	$1,863	$1,072	$—	$—	$—
Interest cost	2,252	2,024	1,653	138	140	148
Expected return on plan assets	(2,084)	(1,791)	(1,364)	—	—	—
Recognized actuarial losses	58	584	464	11	24	30
Amortization of prior service costs	429	58	58	43	43	43

Net periodic pension cost	$2,682	$2,738	$1,883	$192	$207	$221

Actuarial Assumptions:
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
During the year ending September 30, 2008, we expect to contribute $3,074 to the Pension Plans and $126 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

	Pension Plan	SERP

Years ending September 30:
2008	$1,326	$126
2009	1,369	126
2010	1,431	126
2011	1,456	345
2012	1,511	345
2013-2017	9,718	2,027
11.	COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2011. Total rental expense under operating leases was $1,117, $981, and $741 for the years ended September 30, 2007, 2006, and 2005, respectively.

11.	COMMITMENTS AND CONTINGENCIES (continued)

Estimated future minimum lease payments under operating leases as of September 30, 2007, are as follows:

Years ending September 30:
2008	$1,558
2009	1,114
2010	490
2011	412
2012	403
Thereafter	4,058

Total	$8,035

Purchase Commitments. Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2007, our purchase commitments totaled $1,230.
Employee Agreements. We have employment agreements in effect with two of our executive officers: our Chief Executive Officer and Chief Operating Officer. The terms of these agreements end on December 31, 2007 and September 30, 2009, respectively, unless amended or extended in accordance with the terms of each such agreement or otherwise. Significant contract provisions include annual base salaries, health care benefits, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we may terminate employment. If we terminate these officers without cause, then we are obligated to pay severance benefits specified in the contracts. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements are $4,080.
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
Environmental Matters.
Review of Perchlorate Toxicity by the EPA –
Perchlorate (the “anion”) is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (“EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences or “NAS”. This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb.  A decision as to whether or not to establish a minimum contaminate level is pending.  The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
Perchlorate Remediation Project in Henderson, Nevada –
We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (“AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our

11.	COMMITMENTS AND CONTINGENCIES (continued)

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

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 ppm, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC did impact the Las Vegas Wash and Lake Mead. Kerr McGee’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

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

Henderson Site Environmental Remediation Reserve –

During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases; the initial construction of the remediation equipment phase and the operating and maintenance phase. During our fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006.

11.	COMMITMENTS AND CONTINGENCIES (continued)

In addition to the operating and maintenance costs, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. As of September 30, 2007, the aggregate range of anticipated environmental remediation costs was from approximately $12,300 to approximately $18,500, and the accrued amount was $15,423. A summary of our environmental reserve activity for the year ended September 30, 2007 is shown below:

Balance, September 30, 2006	$17,511
Additions or adjustments	—
Expenditures	(2,088)

Balance, September 30, 2007	$15,423

AFC Environmental Matters –
AFC’s facility is located on land leased from Aerojet - General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.
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
On November 29, 2005, EPA Region IX provided us with a letter indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Aerojet Superfund Site.
Other Matters.
Although we are not currently party to any material pending legal proceedings, we are from time to time subject to claims and lawsuits related to our business operations. We accrue for loss contingencies when a loss is probable and the amount can be reasonably estimated. Legal fees, which can be material in any given period, are expensed as incurred. We believe that current claims or lawsuits against us, individually and in the aggregate, will not result in loss contingencies that will have a material adverse effect on our financial condition, cash flows or results of operations.

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
Specialty Chemicals. Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing and historically used principally in the inflation of certain automotive airbag systems, and (iii) Halotron®, clean gas fire extinguishing agents designed to replace halons.
Fine Chemicals. On November 30, 2005, we created a new operating segment, Fine Chemicals, to report the financial performance of AFC (see Note 2). AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry, involving high potency compounds, energetic and nucleoside chemistries, and chiral separation.
Aerospace Equipment. The Aerospace Equipment segment, or ISP business, manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.
Other Businesses. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are substantially complete.
Our revenues are characterized by individually significant orders and a relatively few customers. As a result, in any given reporting period, certain customers may account for more than ten percent of our consolidated revenues. The following table provides disclosure of the percentage of our consolidated revenues attributed to customers that exceed ten percent of the total for the fiscal years ended September 30:

	2007	2006	2005

Specialty chemicals customer	15%	18%	50%
Specialty chemicals customer	10%
Fine chemicals customer	11%	28%
Fine chemicals customer	25%
Fine chemicals customer	10%
The following provides financial information about our segment operations for the fiscal years ended September 30:

	2007	2006	2005

Revenues:
Specialty Chemicals	$57,088	$46,450	$49,936
Fine Chemicals	104,441	74,026	—
Aerospace Equipment	17,348	17,394	12,429
Other Businesses	5,051	4,034	5,448

Total Revenues	$183,928	$141,904	$67,813

12.	SEGMENT INFORMATION (continued)

Segment Operating Income (Loss):
Specialty Chemicals	$18,223	$14,755	$12,504
Fine Chemicals	16,790	7,245	—
Aerospace Equipment	1,458	802	95
Other Businesses	1,210	264	3,300

Total Segment Operating Income (Loss)	37,681	23,066	15,899
Corporate Expenses	(13,824)	(16,407)	(13,807)
Environmental Remediation Charges	—	(3,600)	(22,400)

Operating Income (Loss)	$23,857	$3,059	$(20,308)

Depreciation and Amortization:
Specialty Chemicals	$5,159	$5,149	$5,080
Fine Chemicals	13,637	14,379	—
Aerospace Equipment	142	93	16
Other Businesses	12	11	20
Corporate	511	549	523

Total	$19,461	$20,181	$5,639

Capital Expenditures:
Specialty Chemicals	$1,026	$816	$1,351
Fine Chemicals	7,004	13,486	—
Aerospace Equipment	337	414	236
Other Businesses	54	2	—
Corporate	—	300	99

Total	$8,421	$15,018	$1,686

Assets, at year end:
Specialty Chemicals	$28,058	$23,934	$29,183
Fine Chemicals	156,370	158,151	—
Aerospace Equipment	8,989	9,411	9,865
Other Businesses	3,946	4	3,850
Corporate	52,044	47,955	72,102

Total	$249,407	$239,455	$115,000

Substantially all of our operations are located in the United States. Our operations in the U.K. are not material in terms of both operating results and assets. Export sales, consisting mostly of fine chemical and water treatment equipment sales, represent 40% of consolidated revenues for the year ended September 30, 2007, with the U.K. representing 25% of consolidated revenues. Export sales for year ended September 30, 2006 represented 19% of consolidated revenues, with no single country accounting for more than 10% of our consolidated revenues. Export sales for the year ended September 30, 2005 were less than 10% of consolidated revenues.

13.	INTEREST AND OTHER INCOME

Interest and other income consists of the following:

	2007	2006	2005

Interest Income	$644	$459	$636
Real Estate Partnership Income	—	580	762
Other	—	30	—

	$644	$1,069	$1,398

We owned a 70% interest as general and limited partner in Gibson Business Park Associates 1986-I (the “Partnership”), a real estate development limited partnership. The remaining 30% limited partners include certain current and former members of our board of directors. The Partnership, in turn, owned

13.	INTEREST AND OTHER INCOME (continued)

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

Summarized financial information for ESI is as follows:

	2006	2005

Revenues	$13,285	$15,534
Discontinued Operations:
Operating loss before tax	(813)	(1,008)
Benefit for income tax	(258)	(306)

Net loss from discontinued operations	(555)	(702)

Gain (Loss) on Sale of Discontinued Operations:
Gain on sale of discontinued operations before tax	258	—
Income tax expense	594	—

Net loss on sale of discontinued operations	(336)	—

	$(891)	$(702)

15.	GUARANTOR SUBSIDIARIES

As discussed in Note 6, on February 6, 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Company’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Company’s sole foreign subsidiary (“Non-Guarantor Subsidiary”) is not a guarantor of the Senior Notes. Each of the Parent’s subsidiaries is wholly-owned. The Parent has no independent assets or operations. The following tables present condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiary.

15.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet -		Guarantor	Non-Guarantor
September 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$21,352	$74	$—	$21,426
Accounts Receivable	—	25,262	1,053	(1,079)	25,236
Inventories	—	46,311	712	—	47,023
Prepaid Expenses and Other Assets	—	2,160	98	—	2,258
Deferred Income Taxes	—	2,101	—	—	2,101

Total Current Assets	—	97,186	1,937	(1,079)	98,044
Property, Plant and Equipment, Net	—	116,814	151	—	116,965
Intangible Assets, Net	—	5,767	—	—	5,767
Deferred Income Taxes	—	19,385	—	—	19,385
Other Assets	—	9,246	—	—	9,246
Intercompany Advances	78,976	1,840	—	(80,816)	—
Investment in Subsidiaries	106,713	(521)	—	(106,192)	—

Total Assets	$185,689	$249,717	$2,088	$(188,087)	$249,407

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$27,914	$769	$(1,079)	$27,604
Environmental Remediation Reserves	—	726	—	—	726
Deferred Revenues	—	7,755	—	—	7,755
Intercompany Advances	—	78,976	1,840	(80,816)	—
Current Portion of Debt	—	252	—	—	252

Total Current Liabilities	—	115,623	2,609	(81,895)	36,337
Long-Term Debt	110,000	373	—	—	110,373
Environmental Remediation Reserves	—	14,697	—	—	14,697
Other Long-Term Liabilities	—	12,311	—	—	12,311

Total Liabilities	110,000	143,004	2,609	(81,895)	173,718
Total Stockholders’ Equity	75,689	106,713	(521)	(106,192)	75,689

Total Liabilities and Stockholders’ Equity	$185,689	$249,717	$2,088	$(188,087)	$249,407

15.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet -		Guarantor	Non-Guarantor
September 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$6,758	$114	$—	$6,872
Accounts Receivable	—	19,253	1,040	(819)	19,474
Notes Receivable	—	7,510	—	—	7,510
Inventories	—	39,152	603	—	39,755
Prepaid Expenses and Other Assets	—	1,745	100	—	1,845
Deferred Income Taxes	—	1,887	—	—	1,887

Total Current Assets	—	76,305	1,857	(819)	77,343
Property, Plant and Equipment, Net	—	119,623	123	—	119,746
Intangible Assets, Net	—	14,237	—	—	14,237
Deferred Income Taxes	—	21,701	—	—	21,701
Other Assets	—	6,428	—	—	6,428
Intercompany Advances	81,389	975	—	(82,364)	—
Investment in Subsidiaries	97,320	56	—	(97,376)	—

Total Assets	$178,709	$239,325	$1,980	$(180,559)	$239,455

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$26,885	$949	$(819)	$27,015
Environmental Remediation Reserves	—	1,631	—	—	1,631
Deferred Revenues	—	5,683	—	—	5,683
Intercompany Advances	—	81,389	975	(82,364)	—
Current Portion of Debt	9,422	171	—	—	9,593

Total Current Liabilities	9,422	115,759	1,924	(83,183)	43,922
Long-Term Debt	97,403	368	—	—	97,771
Environmental Remediation Reserves	—	15,880	—	—	15,880
Other Long-Term Liabilities	—	9,998	—	—	9,998

Total Liabilities	106,825	142,005	1,924	(83,183)	167,571
Total Stockholders’ Equity	71,884	97,320	56	(97,376)	71,884

Total Liabilities and Stockholders’ Equity	$178,709	$239,325	$1,980	$(180,559)	$239,455

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Year Ended September 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$182,458	$1,699	$(229)	$183,928
Cost of Revenues	—	118,710	1,749	(229)	120,230

Gross Profit	—	63,748	(50)	—	63,698
Operating Expenses	—	39,247	594	—	39,841
Environmental Remediation Charges	—	—	—	—	—

Operating Income (Loss)	—	24,501	(644)	—	23,857
Interest and Other Income	11,846	639	5	(11,846)	644
Interest Expense and Debt Refinance Charges	11,846	14,912	—	(11,846)	14,912

Loss from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	10,228	(639)	—	9,589
Income Tax Expense	—	4,605	—	—	4,605

Loss from Continuing Operations before Equity Account for Subsidiaries	—	5,623	(639)	—	4,984
Equity Account for Subsidiaries	4,984	(639)	—	(4,345)	—

Net Loss from Continuing Operations	$4,984	$4,984	$(639)	$(4,345)	$4,984

15.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Year Ended September 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$140,694	$1,573	$(363)	$141,904
Cost of Revenues	—	95,935	1,471	(363)	97,043

Gross Profit	—	44,759	102	—	44,861
Operating Expenses	—	37,572	630	—	38,202
Environmental Remediation Charges	—	3,600	—	—	3,600

Operating Income (Loss)	—	3,587	(528)	—	3,059
Interest and Other Income	11,409	1,065	4	(11,409)	1,069
Interest Expense	11,409	11,431	—	(11,409)	11,431

Loss from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	(6,779)	(524)	—	(7,303)
Income Tax Benefit	—	(4,259)	(41)	—	(4,300)

Loss from Continuing Operations before Equity Account for Subsidiaries	—	(2,520)	(483)	—	(3,003)
Equity Account for Subsidiaries	(3,003)	(483)	—	3,486	—

Net Loss from Continuing Operations	$(3,003)	$(3,003)	$(483)	$3,486	$(3,003)

Condensed Consolidating Statement of Operations -		Guarantor	Non-Guarantor
Year Ended September 30, 2005	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$65,136	$2,677	$—	$67,813
Cost of Revenues	—	41,094	2,822	—	43,916

Gross Profit (Loss)	—	24,042	(145)	—	23,897
Operating Expenses	—	21,582	223	—	21,805
Environmental Remediation Charges	—	22,400	—	—	22,400

Operating Loss	—	(19,940)	(368)	—	(20,308)
Interest and Other Income	—	1,394	4	—	1,398
Interest Expense	—	—	—	—	—

Loss from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	(18,546)	(364)	—	(18,910)
Income Tax Benefit	—	(8,367)	—	—	(8,367)

Loss from Continuing Operations before Equity Account for Subsidiaries	—	(10,179)	(364)	—	(10,543)
Equity Account for Subsidiaries	(10,543)	(364)	—	10,907	—

Net Loss from Continuing Operations	$(10,543)	$(10,543)	$(364)	$10,907	$(10,543)

15.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows -		Guarantor	Non-Guarantor
Year Ended September 30, 2007	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided (used) by operating activities	$—	$24,984	$(846)	$—	$24,138

Cash Flows from Investing Activities:
Acquisition of businesses	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(8,362)	(59)	—	(8,421)
Proceeds from sale of assets		—	—	—	—
Discontinued operations, net	—	7,510	—	—	7,510

Net Cash Used in Investing Activities	—	(6,852)	(59)	—	(6,911)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	—	—	—	110,000
Payments of long-term debt	(108,326)	(260)	—	—	(108,586)
Debt issuance costs	(4,814)	—	—	—	(4,814)
Issuance of common stock	727	—	—	—	727
Intercompany advances, net	2,413	(3,278)	865	—	—
Discontinued operations, net	—	—	—	—	—

Net Cash Provided by Financing Activities	—	(3,538)	865	—	(2,673)

Net Change in Cash and Cash Equivalents	—	14,594	(40)	—	14,554
Cash and Cash Equivalents, Beginning of Year	—	6,758	114	—	6,872

Cash and Cash Equivalents, End of Year	$—	$21,352	$74	$—	$21,426

Condensed Consolidating Statement of Cash Flows -		Guarantor	Non-Guarantor
Year Ended September 30, 2006	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided (used) by operating activities	$—	$9,565	$(96)	$—	$9,469

Cash Flows from Investing Activities:
Acquisition of businesses	—	(108,011)	—	—	(108,011)
Capital expenditures	—	(14,906)	(112)	—	(15,018)
Proceeds from sale of assets		2,395	—	—	2,395
Discontinued operations, net	—	(411)	—	—	(411)

Net Cash Used in Investing Activities	—	(120,933)	(112)	—	(121,045)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	—	—	—	85,000
Payments of long-term debt	(650)	(28)	—	—	(678)
Debt issuance costs	(3,119)	—	—	—	(3,119)
Issuance of common stock	179	—	—	—	179
Intercompany advances, net	(81,410)	80,694	716	—	—
Discontinued operations, net	—	(147)	—	—	(147)

Net Cash Provided by Financing Activities	—	80,519	716	—	81,235

Net Change in Cash and Cash Equivalents	—	(30,321)	(20)	—	(30,341)
Cash and Cash Equivalents, Beginning of Year	—	37,079	134	—	37,213

Cash and Cash Equivalents, End of Year	$—	$6,758	$114	$—	$6,872

Condensed Consolidating Statement of Cash Flows -		Guarantor	Non-Guarantor
Year Ended September 30, 2005	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided (used) by operating activities	$—	$19,249	$(96)	$—	$19,153

Cash Flows from Investing Activities:
Acquisition of businesses	—	(4,505)	—	—	(4,505)
Capital expenditures	—	(1,656)	(30)	—	(1,686)
Discontinued operations, net	—	212	—	—	212

Net Cash Used in Investing Activities	—	(5,949)	(30)	—	(5,979)

Cash Flows from Financing Activities:
Issuance of common stock	24	—	—	—	24
Intercompany advances, net	(24)	(232)	256	—	—
Discontinued operations, net	—	238	—	—	238

Net Cash Provided by Financing Activities	—	6	256	—	262

Net Change in Cash and Cash Equivalents	—	13,306	130	—	13,436
Cash and Cash Equivalents, Beginning of Year	—	23,773	4	—	23,777

Cash and Cash Equivalents, End of Year	$—	$37,079	$134	$—	$37,213

INDEX TO EXHIBITS
Exhibits
The following Exhibits are filed as part of this Report (references are to Regulation S-K Exhibit Numbers):

2.1	Purchase Agreement, dated January 30, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-14 (File No. 2-70830)).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2007).

3.3	Articles of Amendment to Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 33-52196).

3.4	Articles of Amendment to Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 33-52196)).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

4.3+	American Pacific Corporation 1997 Stock Option Plan (the “1997 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-53449), filed with the SEC on May 22, 1998).

4.4+	Form of Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-53449), filed with the SEC on May 22, 1998).

4.5+	American Pacific Corporation 2001 Amended and Restated Stock Option Plan (the “2001 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-104732), filed with the SEC on April 24, 2003).

4.6+	Form of Option Agreement under the 2001 Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 (File No. 333-104732), filed with the SEC on April 24, 2003).

4.7	Form of Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on August 6, 1999).

4.8	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A, filed with the SEC on August 6, 1999).

4.9+	Amended and Restated 2002 Directors’ Stock Option Plan (the “2002 Plan”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2005).

4.10+	Form of Option Agreement under the 2002 Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 (File No. 333-104732), filed with the SEC on April 24, 2003).

10.1+	Employment agreement dated January 1, 2002, between American Pacific Corporation and John R. Gibson (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

10.2+	Interim agreement between the Company and Dana M. Kelley, as acting Chief Financial Officer dated March 27, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.3+	Employment agreement dated October 15, 2006, between the Company and Joseph Carleone (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.4+	Notice of Eligibility for Dr. Aslam Malik under AMPAC Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.5+	AMPAC Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.6+	Form of Indemnification Agreement between American Pacific Corporation and all Directors of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”)).

10.8+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective as of October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2007).

10.9+	Trust Agreement for the American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the 1999 10-K).

10.10	Cooperation and Stock Option Agreement dated as of July 4, 1990, by and between Dynamit Nobel AG and American Pacific Corporation, including exhibits thereto (incorporated by reference to Exhibit 10.24 to the 1990 S-2).

10.11++	Long-Term Pricing Agreement dated as of December 12, 1997, between Thiokol Corporation-Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.12++	Modification No. 1 dated September 13, 2000, to Long-Term Pricing Agreement between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the 2000 10-K).

10.13++	Partnershipping Agreement between Alliant Techsystems Incorporated (“Alliant”) and Western Electrochemical Company and letter dated November 24, 1997, from American Pacific Corporation to Alliant and revised Exhibit B with respect thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.14	Ground Lease, dated November 30, 2005, by and between Aerojet-General Corporation and AMPAC Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2005).

10.15++	Modification #3 to the Thiokol Long Term Pricing Agreement dated April 5, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.16	Master International Swaps and Derivatives Association (“ISDA”) Agreement, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.17	Schedule No. 1 to Master ISDA Agreement, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.18	Schedule No. 2 to Master ISDA Agreement, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

10.19+	AMPAC Fine Chemicals LLC Pension Plan for Bargaining Employees (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.20+	AMPAC Fine Chemicals LLC Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.21	Amended and Restated Credit Agreement, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, Wachovia Bank, National Association and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

10.22	Registration Rights Agreement, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2007).

*10.23+	Executive Officer and Director Compensation as of September 30, 2007

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Powers of Attorney (included on the signature pages).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management or compensatory plan or arrangement.

++	Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the SEC.