Form 10-Q
period 2007-12-31
AMERICAN PACIFIC CORP
filed 2008-02-11
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     The number of shares of the registrant’s common stock outstanding as of January 31, 2008 was 7,435,171.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2007	2006

Revenues	$46,890	$34,888
Cost of Revenues	29,461	21,980

Gross Profit	17,429	12,908
Operating Expenses	10,205	8,513

Operating Income	7,224	4,395
Interest and Other Income, Net	378	94
Interest Expense	2,704	3,303

Income before Income Tax	4,898	1,186
Income Tax Expense	2,035	547

Net Income	$2,863	$639

Earnings per Share:
Basic	$0.39	$0.09
Diluted	$0.38	$0.09

Weighted Average Shares Outstanding:
Basic	7,434,000	7,324,000
Diluted	7,584,000	7,367,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31,	September 30,
	2007	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$38,160	$21,426
Accounts Receivable, Net	13,949	25,236
Inventories, Net	50,094	47,023
Prepaid Expenses and Other Assets	2,300	2,258
Deferred Income Taxes	5,504	2,101

Total Current Assets	110,007	98,044
Property, Plant and Equipment, Net	116,099	116,965
Intangible Assets, Net	4,482	5,767
Deferred Income Taxes	18,580	19,385
Other Assets	9,540	9,246

TOTAL ASSETS	$258,708	$249,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$13,635	$10,867
Accrued Liabilities	7,698	7,829
Accrued Interest	4,125	1,686
Employee Related Liabilities	5,143	7,222
Deferred Revenues and Customer Deposits	8,782	7,755
Current Portion of Environmental Remediation Reserves	686	726
Current Portion of Long-Term Debt	254	252

Total Current Liabilities	40,323	36,337
Long-Term Debt	110,309	110,373
Environmental Remediation Reserves	14,444	14,697
Pension Obligations and Other Long-Term Liabilities	17,422	12,311

Total Liabilities	182,498	173,718

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — No par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 9,470,041 and 9,463,541 issued	947	946
Capital in Excess of Par Value	87,618	87,513
Retained Earnings	9,868	7,296
Treasury Stock — 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(5,241)	(3,084)

Total Shareholders’ Equity	76,210	75,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,708	$249,407

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income	$2,863	$639
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization	4,815	5,144
Non-cash interest expense	164	1,075
Share-based compensation	29	49
Excess tax benefit from stock option exercises	(28)	—
Deferred income taxes	(13)	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,238	1,956
Inventories, net	(3,071)	(13,919)
Prepaid expenses	(283)	(576)
Accounts payable	1,875	5,961
Accrued liabilities	(131)	599
Accrued interest	2,439	19
Employee related liabilities	(2,079)	(1,758)
Deferred revenues and customer deposits	1,027	(2,250)
Environmental remediation reserves	(293)	(1,013)
Pension obligations, net	227	257
Other	(560)	(164)

Net Cash Provided (Used) by Operating Activities	18,219	(3,981)

Cash Flows from Investing Activities:
Capital expenditures	(1,500)	(1,430)
Discontinued operations — collection of note receivable	—	7,510

Net Cash Provided (Used) by Investing Activities	(1,500)	6,080

Cash Flows from Financing Activities:
Payments of long-term debt	(62)	(7,287)
Issuances of common stock	49	—
Excess tax benefit from stock option exercises	28	—

Net Cash Provided (Used) by Financing Activities	15	(7,287)

Net Change in Cash and Cash Equivalents	16,734	(5,188)
Cash and Cash Equivalents, Beginning of Period	21,426	6,872

Cash and Cash Equivalents, End of Period	$38,160	$1,684

Cash Paid (Received) For:
Interest	$101	$2,209
Income taxes	(152)	68

Non-Cash Investing and Financing Transactions:
Capital leases originated	$—	$321
Additions to Property, Plant and Equipment not yet paid	1,542	—
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1. INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007. The operating results for the three-month period ended December 31, 2007 and cash flows for the three-month period ended December 31, 2007 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.
Accounting Policies. A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007.
Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated.
Recently Issued or Adopted Accounting Standards. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on October 1, 2007, see Note 9.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be first effective for our financial statements issued for the year ending September 30, 2009, and interim periods within that year. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
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

1. INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No.141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141R also includes a substantial number of new disclosure requirements. SFAS No.141R applies prospectively to business combinations for which our acquisition date is on or after October 1, 2009. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No.160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.
2. SHARE-BASED COMPENSATION
We account for our share-based compensation arrangements under the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment”, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair values of awards are recognized as additional compensation expense, which is classified as operating expenses, proportionately over the vesting period of the awards.
Our share-based compensation arrangements are designed to advance the long-term interests of the Company by attracting and retaining employees and directors and aligning their interests with those of our stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. New shares of common stock are issued upon option exercise. We do not settle equity instruments in cash. We maintain two share based plans, each as discussed below.
The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422 to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of December 31, 2007, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.
The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with annual grants of stock options or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant

2. SHARE-BASED COMPENSATION (continued)
date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant. As of December 31, 2007, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.
A summary of our outstanding and vested stock option activity for the three months ended December 31, 2007 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2007	430,000	$7.05	9,500	$3.63
Granted	24,997	16.93	24,997	7.87
Vested	—	—	(9,500)	3.63
Exercised	(6,500)	7.55	—	—
Expired / Cancelled	—	—	—	—

Balance, December 31, 2007	448,497	7.60	24,997	7.87

A summary of our exercisable stock options as of December 31, 2007 is as follows:

Number of vested stock options	423,500
Weighted-average exercise price per share	$7.05
Aggregate intrinsic value	$4,237
Weighted-average remaining contractual term in years	6.5
We determine the fair value of share-based awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

	Three Months Ended
	December 31,
	2007	2006

Weighted-average grant date fair value per share of options granted	$7.86	$3.68
Significant fair value assumptions:
Expected term in years	5.75	5.25
Expected volatility	45.0%	47.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	3.4%	4.7%
Total intrinsic value of options exercised	$70	$—
Aggregate cash received for option exercises	$49	$—
Total compensation cost (included in operating expenses)	$29	$49
Tax benefit recognized	12	18

Net compensation cost	$17	$31

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$168	$28
Weighted-average years to be recognized	1.4	0.8

3. SELECTED BALANCE SHEET DATA
Inventories. Inventories consist of the following:

	December 31,	September 30,
	2007	2007

Finished goods	$6,033	$3,261
Work-in-process	28,723	29,225
Raw materials and supplies	15,338	14,537

Total	$50,094	$47,023

Intangible Assets. We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	December 31,	September 30,
	2007	2007

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,155)	(37,180)

	542	1,517

Customer relationships and backlog	10,244	10,244
Less accumulated amortization	(6,304)	(5,994)

	3,940	4,250

Total	$4,482	$5,767

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $975 for each of the three-month periods ended December 31, 2007 and 2006.
Customer relationships and backlog are assets of our Fine Chemicals segment and are subject to amortization. Amortization expense was $310 for each of the three-months periods ended December 31, 2007 and 2006.
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended
	December 31,
	2007	2006

Net Income	$2,863	$639
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	(47)	22
SERP Amendment, net of tax (See Note 10)	(2,110)	—

Comprehensive Income	$706	$661

5. EARNINGS PER SHARE
Shares used to compute earnings per share are as follows:

	Three Months Ended
	December 31,
	2007	2006

Net income	$2,863	$639

Basic Weighted Average Shares	7,434,000	7,324,000

Diluted:
Weighted average shares, basic	7,434,000	7,324,000
Dilutive effect of stock options	150,000	43,000

Weighted average shares, diluted	7,584,000	7,367,000

Basic earnings per share	$0.39	$0.09
Diluted earnings per share	$0.38	$0.09
As of December 31, 2007, we had no antidilutive options outstanding. As of December 31, 2006, we had 226,000 antidilutive options outstanding. Stock options are antidilutive if the exercise price of the option exceeds the average fair market value of our stock for the period.
6. DEBT
Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2007	2007

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2009	563	625

Total Debt	110,563	110,625
Less Current Portion	(254)	(252)

Total Long-term Debt	$110,309	$110,373

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013;

6. DEBT (continued)
•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% with the proceeds of certain sales of our equity securities; and

•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
The Senior Notes were issued pursuant to an indenture which contains certain customary events of default and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
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

6. DEBT (continued)
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
As of December 31, 2007, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,354 and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Letters of Credit. As of December 31, 2007, we had $1,848 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
7. COMMITMENTS AND CONTINGENCIES
Environmental Matters.
Review of Perchlorate Toxicity by the EPA. The perchlorate anion is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (“EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences or “NAS”. This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water with perchlorate at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 — 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb. A decision as to whether or not to establish a minimum contaminate level is pending. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.
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
In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson

7. COMMITMENTS AND CONTINGENCIES (continued)
Site and down gradient toward the Las Vegas Wash. The investigation and related characterization which lasted more than six years employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 ppm, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.
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
Henderson Site Environmental Remediation Reserve. During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition to the operating and maintenance costs, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. As of December 31, 2007, the aggregate range of anticipated environmental

7. COMMITMENTS AND CONTINGENCIES (continued)
remediation costs was from approximately $12,100 to approximately $18,000, and the accrued amount was $15,130. A summary of our environmental reserve activity for the three months ended December 31, 2007 is shown below:

Balance, September 30, 2007	$15,423
Additions or adjustments	—
Expenditures	(293)

Balance, December 31, 2007	$15,130

AFC Environmental Matters. Our Fine Chemicals segment, Ampac Fine Chemicals LLC (“AFC”) is located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.
As part of the agreement by which we acquired the business of AFC from GenCorp Inc. (“GenCorp”), an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by the AFC, Aerojet or GenCorp on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.
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
8. SEGMENT INFORMATION
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

8.	SEGMENT INFORMATION (continued)

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry, involving high potency compounds, energetic and nucleoside chemistries, and chiral separation.

Aerospace Equipment. Our Aerospace Equipment segment includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. (“ISP”). ISP manufactures and sells in-space propulsion systems, thrusters (monopropellant or bipropellant) and propellant tanks.

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

	Three Months Ended
	December 31,
	2007	2006

Specialty chemicals customer	24%
Specialty chemicals customer		16%
Fine chemicals customer	24%	14%
Fine chemicals customer	21%
Fine chemicals customer		20%
Fine chemicals customer		10%
The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2007	2006

Revenues:
Specialty Chemicals	$15,549	$11,790
Fine Chemicals	26,762	17,591
Aerospace Equipment	3,735	3,976
Other Businesses	844	1,531

Total Revenues	$46,890	$34,888

Segment Operating Income (Loss):
Specialty Chemicals	$5,879	$3,493
Fine Chemicals	4,661	2,919
Aerospace Equipment	173	186
Other Businesses	(18)	593

Total Segment Operating Income	10,695	7,191
Corporate Expenses	(3,471)	(2,796)

Operating Income	$7,224	$4,395

8.	SEGMENT INFORMATION (continued)

	Three Months Ended
	December 31,
	2007	2006

Depreciation and Amortization:
Specialty Chemicals	$1,258	$1,282
Fine Chemicals	3,372	3,697
Aerospace Equipment	57	32
Other Businesses	3	3
Corporate	125	130

Total Depreciation and Amortization	$4,815	$5,144

9.	INCOME TAXES

We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, we made a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Upon the adoption of FIN 48, we recorded a liability for unrecognized tax benefits of $3,949, of which $291 would impact our effective tax rate if we were to sustain the positions as filed. We expect that it is reasonably possible that our liability for unrecognized tax benefits will be reduced by $62 during the next twelve months due to the expiration of certain statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, we had accrued approximately $154 for the payment of tax-related interest and no amounts for penalties. During the three months ended December 31, 2007, we accrued an additional $19 of interest related to unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and the U.K. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2004.

10.	DEFINED BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (collectively, the “Pension Plans”).

We maintain a Supplemental Executive Retirement Plan (the “SERP”). Prior to November 2007, the SERP included our former and current Chief Executive Officers. In November 2007, our board of directors approved the amendment and restatement of the SERP. Under the terms of the amended and restated SERP, certain of our officers and their beneficiaries are entitled to receive a monthly annuity benefit following their retirement from the Company. The amendment and restatement of the SERP, which became effective as of October 1, 2007, amends, among other provisions, the list of participants in the SERP to include three additional executive officers of the Company and the method of calculating a participant’s benefit under the SERP. As a result of the SERP amendment and restatement, effective October 1, 2007, we recorded an increase in our SERP liability of $3,516 which represents the actuarial value of the amended SERP benefits applied to prior service periods of the participants (“Prior Service Costs”). An entry for the corresponding amount was recorded as an increase to Accumulated Other Comprehensive Loss. Unrecognized Prior Service Costs will be amortized as additional pension expense over the average estimated remaining service period of the participants of eight years.

10.	DEFINED BENEFIT PLANS (continued)

We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees. We make matching contributions for AFC and Aerospace Equipment U.S. employees. In addition, we make a profit sharing contribution for Aerospace Equipment U.S. employees.

We provide healthcare and life insurance benefits to substantially all of our employees.

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended
	December 31,
	2007	2006

Pension Plans:
Service Cost	$507	$391
Interest Cost	563	425
Expected Return on Plan Assets	(521)	(376)
Recognized Actuarial Losses	14	123
Amortization of Prior Service Costs	107	12

Net Periodic Pension Cost	$670	$575

Supplemental Executive Retirement Plan:
Service Cost	$87	$—
Interest Cost	86	35
Expected Return on Plan Assets	—	—
Recognized Actuarial Losses	106	6
Amortization of Prior Service Costs	—	11

Net Periodic Pension Cost	$279	$52

For the three months ended December 31, 2007, we contributed $628 to the Pension Plans to fund benefit payments and anticipate making approximately $2,446 in additional contributions through September 30, 2008. For the three months ended December 31, 2007, we contributed $32 to the SERP to fund benefit payments and anticipate making approximately $95 in additional contributions through September 30, 2008.

11.	GUARANTOR SUBSIDIARIES

As discussed in Note 6, on February 6, 2007, American Pacific Corporation, a Delaware corporation (the “Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s sole foreign subsidiary (“Non-Guarantor Subsidiary”) is not a guarantor of the Senior Notes. Each of the Parent’s subsidiaries is wholly-owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiary:

11.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Balance Sheet —
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$38,041	$119	$—	$38,160
Accounts Receivable, Net	—	14,245	711	(1,007)	13,949
Inventories, Net	—	49,271	823	—	50,094
Prepaid Expenses and Other Assets	—	2,248	52	—	2,300
Deferred Income Taxes	—	5,504	—	—	5,504

Total Current Assets	—	109,309	1,705	(1,007)	110,007
Property, Plant and Equipment, Net	—	115,952	147	—	116,099
Intangible Assets, Net	—	4,482	—	—	4,482
Deferred Income Taxes	—	18,580	—	—	18,580
Other Assets	—	9,540	—	—	9,540
Intercompany Advances	79,294	1,840	—	(81,134)	—
Investment in Subsidiaries	106,916	(758)	—	(106,158)	—

Total Assets	$186,210	$258,945	$1,852	$(188,299)	$258,708

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$30,838	$770	$(1,007)	$30,601
Environmental Remediation Reserves	—	686	—	—	686
Deferred Revenues	—	8,782	—	—	8,782
Intercompany Advances	—	79,294	1,840	(81,134)	—
Current Portion of Debt	—	254	—	—	254

Total Current Liabilities	—	119,854	2,610	(82,141)	40,323
Long-Term Debt	110,000	309	—	—	110,309
Environmental Remediation Reserves	—	14,444	—	—	14,444
Other Long-Term Liabilities	—	17,422	—	—	17,422

Total Liabilities	110,000	152,029	2,610	(82,141)	182,498
Total Stockholders’ Equity	76,210	106,916	(758)	(106,158)	76,210

Total Liabilities and Stockholders’ Equity	$186,210	$258,945	$1,852	$(188,299)	$258,708

Condensed Consolidating Statement of Operations —
Three Months Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$46,522	$379	$(11)	$46,890
Cost of Revenues	—	29,067	405	(11)	29,461

Gross Profit (Loss)	—	17,455	(26)	—	17,429
Operating Expenses	—	10,042	163	—	10,205

Operating Income (Loss)	—	7,413	(189)	—	7,224
Interest and Other Income	2,670	379	(1)	(2,670)	378
Interest Expense	2,670	2,704	—	(2,670)	2,704

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	5,088	(190)	—	4,898
Income Tax Expense	—	2,035	—	—	2,035

Income (Loss) before Equity Account for Subsidiaries	—	3,053	(190)	—	2,863
Equity Account for Subsidiaries	2,863	(190)	—	(2,673)	—

Net Income (Loss)	$2,863	$2,863	$(190)	$(2,673)	$2,863

11.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Statement of Cash Flows —
Three Months Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$—	$18,174	$45	$—	$18,219

Cash Flows from Investing Activities:
Capital expenditures	—	(1,500)	—	—	(1,500)

Net Cash Used in Investing Activities	—	(1,500)	—	—	(1,500)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(62)	—	—	(62)
Issuance of common stock	49	—	—	—	49
Excess tax benefit from exrecise of stock options	28	—	—	—	28
Intercompany advances, net	(77)	77		—	—

Net Cash Provided by Financing Activities	—	15	—	—	15

Net Change in Cash and Cash Equivalents	—	16,689	45	—	16,734
Cash and Cash Equivalents, Beginning of Period	—	21,352	74	—	21,426

Cash and Cash Equivalents, End of Period	$—	$38,041	$119	$—	$38,160

Condensed Consolidating Balance Sheet —
September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$21,352	$74	$—	$21,426
Accounts Receivable	—	25,262	1,053	(1,079)	25,236
Inventories	—	46,311	712	—	47,023
Prepaid Expenses and Other Assets	—	2,160	98	—	2,258
Deferred Income Taxes	—	2,101	—	—	2,101

Total Current Assets	—	97,186	1,937	(1,079)	98,044
Property, Plant and Equipment, Net	—	116,814	151	—	116,965
Intangible Assets, Net	—	5,767	—	—	5,767
Deferred Income Taxes	—	19,385	—	—	19,385
Other Assets	—	9,246	—	—	9,246
Intercompany Advances	78,976	1,840	—	(80,816)	—
Investment in Subsidiaries	106,713	(521)	—	(106,192)	—

Total Assets	$185,689	$249,717	$2,088	$(188,087)	$249,407

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$27,914	$769	$(1,079)	$27,604
Environmental Remediation Reserves	—	726	—	—	726
Deferred Revenues	—	7,755	—	—	7,755
Intercompany Advances	—	78,976	1,840	(80,816)	—
Current Portion of Debt	—	252	—	—	252

Total Current Liabilities	—	115,623	2,609	(81,895)	36,337
Long-Term Debt	110,000	373	—	—	110,373
Environmental Remediation Reserves	—	14,697	—	—	14,697
Other Long-Term Liabilities	—	12,311	—	—	12,311

Total Liabilities	110,000	143,004	2,609	(81,895)	173,718
Total Stockholders’ Equity	75,689	106,713	(521)	(106,192)	75,689

Total Liabilities and Stockholders’ Equity	$185,689	$249,717	$2,088	$(188,087)	$249,407

11.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Statement of Operations —
Three Months Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$34,565	$344	$(21)	$34,888
Cost of Revenues	—	21,698	303	(21)	21,980

Gross Profit (Loss)	—	12,867	41	—	12,908
Operating Expenses	—	8,388	125	—	8,513

Operating Income (Loss)	—	4,479	(84)	—	4,395
Interest and Other Income	3,255	93	1	(3,255)	94
Interest Expense	3,255	3,303	—	(3,255)	3,303

Income (Loss) from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	1,269	(83)	—	1,186
Income Tax Expense	—	547	—	—	547

Income (Loss) from Continuing Operations before Equity Account for Subsidiaries	—	722	(83)	—	639
Equity Account for Subsidiaries	639	(83)	—	(556)	—

Net Income (Loss) from Continuing Operations	$639	$639	$(83)	$(556)	$639

Condensed Consolidating Statement of Cash Flows —
Three Months Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net Cash Used by Operating Activities	$—	$(3,392)	$(589)	$—	$(3,981)

Cash Flows from Investing Activities:					—
Capital expenditures	—	(1,423)	(7)	—	(1,430)
Discontinued operations, net	—	7,510	—	—	7,510

Net Cash Provided (Used) by Investing Activities	—	6,087	(7)	—	6,080

Cash Flows from Financing Activities:
Payments of long-term debt	(7,230)	(57)	—	—	(7,287)
Intercompany advances, net	7,230	(7,806)	576	—	—

Net Cash Provided (Used) by Financing Activities	—	(7,863)	576	—	(7,287)

Net Change in Cash and Cash Equivalents	—	(5,168)	(20)	—	(5,188)
Cash and Cash Equivalents, Beginning of Period	—	6,758	114	—	6,872

Cash and Cash Equivalents, End of Period	$—	$1,590	$94	$—	$1,684

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our beliefs about the sufficiency of our reserves for estimated environmental liabilities, our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectation regarding cash expenditures for environmental remediation at our former Henderson, NV site over the next several years, our belief that for fiscal 2008 overall demand and volume for Grade I ammonium perchlorate will be relatively level as compared to fiscal 2007 and 2006, our expectation that there will be no increases in demand for sodium azide in the near future and that Halotron volumes are expected to be relatively consistent in fiscal 2008 as compared to fiscal 2007, the expectation that our Aerospace Equipment segment will experience revenue growth over the remainder of fiscal 2008 and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of these and other factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. The business risks discussed later in this report, among other things, should be considered in evaluating our prospects and future financial performance.
The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007.
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
We are the exclusive North American provider of Grade I ammonium perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and dual-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired Aerojet-General Corporation’s in-space propulsion business, which is now our Aerospace

Equipment segment. Our Aerospace Equipment segment is one of only two North American manufacturers of in-space liquid propulsion systems and propellant tanks. On November 30, 2005, we acquired the fine chemicals business of GenCorp Inc., which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading manufacturer of certain active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Specialty Chemicals, (ii) Fine Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended
	December 31,
	2007	2006

Specialty Chemicals:
Perchlorates	31%	29%
Sodium Azide	0%	3%
Halotron	2%	2%

Total Specialty Chemicals	33%	34%

Fine Chemicals	57%	51%

Aerospace Equipment	8%	11%

Other Businesses:
Real Estate	1%	1%
Water Treatment Equipment	1%	3%

Total Other Businesses	2%	4%

Total Revenues	100%	100%

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
Fine Chemicals. Our Fine Chemicals segment includes our wholly-owned subsidiary Ampac Fine Chemicals LLC or “AFC”. Our Fine Chemicals segment is a manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (“FDA”) current good manufacturing practices or “cGMP”. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technology position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.

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
We have established long-term, sole-source and dual-source contracts. In addition, the inherent nature of custom pharmaceutical fine chemical manufacturing encourages long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a customer establishes a production process with us, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available. We are currently the sole source supplier on several of our fine chemicals products.

•	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as 1-2 years.

•	Significant Financial Costs. Switching contractors can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
Aerospace Equipment. Our Aerospace Equipment segment includes our wholly-owned subsidiary Ampac-ISP Corp. Our Aerospace Equipment segment is one of two North American manufacturers of monopropellant or bipropellant propulsion systems and thrusters for satellites and launch vehicles, and is one of the world’s major producers of bipropellant thrusters for satellites. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Other Businesses. Our Other Businesses segment includes the production of water treatment equipment, including equipment for odor control and disinfection of water, and real estate operations. In fiscal 2005, we completed the sale of all real estate assets that were targeted for sale and do not anticipate significant real estate sales activity in the future.
RESULTS OF OPERATIONS
REVENUES

	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$15,549	$11,790	$3,759	32%
Fine Chemicals	26,762	17,591	9,171	52%
Aerospace Equipment	3,735	3,976	(241)	(6%)
Other Businesses	844	1,531	(687)	(45%)

Total Revenues	$46,890	$34,888	$12,002	34%

Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 95% and 85% of Specialty Chemicals revenues in the fiscal 2008 and 2007 first quarters, respectively.

The first quarter variances in Specialty Chemicals revenues reflect the following factors:
•	A 66% increase in Grade I AP volume in the fiscal 2008 first quarter, offset partially by a 15% decrease in the related average price per pound.

•	Sodium azide revenues decreased 93% in the fiscal 2008 first quarter compared to the prior year quarter.

•	Halotron revenues decreased 11% in the fiscal 2008 first quarter compared to the prior year quarter.
The increase in Grade I AP volume for the fiscal 2008 first quarter compared to the prior fiscal year first quarter reflects the timing of customer orders. The fiscal 2008 first quarter included a greater percentage of our expected annual volume for fiscal 2008. On an annual basis, we expect fiscal 2008 volume to be comparable to fiscal 2007. There are numerous variations of Grade I AP that we produce for our customers. The decrease in the average price per pound of Grade I AP sold in the fiscal 2008 first quarter reflects a product mix that included more of the standard blend of Grade I AP than specialized blends.
Over the longer term, we expect demand for Grade I AP to be within the ranges of fiscal years 2006 and 2007. In addition, Grade I AP revenues are typically derived from a relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.
The decrease in sodium azide revenues in the fiscal 2008 first quarter is due to a reduction in volume for sodium azide used in a pharmaceutical application. We do not anticipate an increase in demand for sodium azide in the near future.
The decrease in Halotron revenues is driven by timing of customer orders. Halotron volumes are expected to be relatively consistent in fiscal 2008 as compared to fiscal 2007.
Fine Chemicals. The increase in Fine Chemicals segment revenues for the fiscal 2008 first quarter reflects continued strength in volumes for our anti-viral products. As is typical with the segment, the overall net growth reflects increases during the current year period for several products and decreases for other products. This occurs as a function of our customers’ ordering cycles and our timing of the production cycle. Production cycles are determined based on customer delivery requirements and the most effective use of AFC’s facilities.
Aerospace Equipment. The decrease in Aerospace Equipment revenues of $241 is due primarily to timing. Order bookings in from the latter part of fiscal 2007 and the fiscal 2008 first quarter should result in quarterly revenue growth for the remainder of fiscal 2008.
Other Businesses. The decline in our Other Businesses segment revenues for the fiscal 2008 first quarter is due to water treatment equipment spare part sales. The prior year first quarter included a single spare parts sale that was uncommonly large.
COST OF REVENUES AND GROSS MARGIN

	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Revenues	$46,890	$34,888	$12,002	34%
Cost of Revenues	29,461	21,980	7,481	34%

Gross Margin	17,429	12,908	4,521	35%

Gross Margin Percentage	37%	37%
For our fiscal 2008 first quarter, cost of revenues was $29,461 compared to $21,980 for the prior year quarter. The consolidated gross margin percentage was 37% for both periods.

One of the significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in product mix between our two largest segments. Our Specialty Chemicals segment typically has higher gross margins than our Fine Chemicals segment. Measured in terms of revenues, our Specialty Chemicals segment accounted for 33% and 34% of our operations during the fiscal 2008 and 2007 first quarters, respectively. Our Fine Chemicals segment has grown as a percentage of total revenues, comprising 57% and 51% of consolidated revenues in the fiscal 2008 and fiscal 2007 first quarters, respectively.
In addition, our fiscal 2008 first quarter consolidated gross margin reflects:
•	Specialty Chemicals segment depreciation and amortization expense, which is included in cost of sales, was $1,258, or 8% of Specialty Chemicals revenue for the fiscal 2008 first quarter, compared to $1,282, or 11% of Specialty Chemicals revenue for the fiscal 2007 first quarter. As a result of the improved coverage of depreciation and amortization expense by the higher revenue level in the most recent quarter, and raw material cost reductions for Halotron products, the Specialty Chemicals segment gross margin percentage improved by approximately eight points.

•	A decrease of approximately four points in Fine Chemicals segment gross margin percentage compared to the prior fiscal year period primarily due to a change in product mix. To a lesser extent, the gross margin percentage was negatively affected by lower factory utilization during the last quarter of fiscal 2007, which in turn increased the cost of inventories which were sold in the first quarter of fiscal 2008.

•	An increase of approximately two points in Aerospace Equipment segment gross margin percentage due to favorable performance on the segment’s primary production contracts.
OPERATING EXPENSES

	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Operating Expenses	$10,205	$8,513	$1,692	20%
Percentage of Revenues	22%	24%
For our fiscal 2008 first quarter, operating expenses increased $1,692 to $10,205 from $8,513 in the first quarter of fiscal year 2007, primarily due to:
•	An increase in Specialty Chemicals segment operating expenses of $370 primarily due to environmental related costs and employee compensation.

•	An increase in Fine Chemicals segment operating expenses of $506 due to additional personnel costs, primarily recruiting and relocation expenses.

•	An increased in corporate operating expenses of $675 due to a $649 increase in employee compensation and retirement benefit expenses and a $305 increase in Sarbanes-Oxley compliance costs, offset somewhat by numerous other minor decreases in corporate operating expenses.

SEGMENT OPERATING INCOME (LOSS)

	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Three Months Ended:
Specialty Chemicals	$5,879	$3,493	$2,386	68%
Fine Chemicals	4,661	2,919	1,742	60%
Aerospace Equipment	173	186	(13)	(7%)
Other Businesses	(18)	593	(611)	(103%)

Segment Operating	10,695	7,191	3,504	49%
Income Corporate Expenses	(3,471)	(2,796)	(675)	24%

Operating Income	$7,224	$4,395	$2,829	64%

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
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Three Months Ended December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change

Cash Provided (Used) By:
Operating activities	$18,219	$(3,981)	$22,200	(558%)
Financing activities	(1,500)	6,080	(7,580)	125%
Investing activities	15	(7,287)	7,302	(100%)

Net change in cash for period	$16,734	$(5,188)	$21,922	423%

Operating Activities. Cash flows from operating activities improved by $22,200. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $2,764.

•	An improvement in cash flow from working capital accounts of $16,874, excluding the effects of interest and income taxes.

•	A reduction in cash taxes paid of $220.

•	A reduction in cash used for interest payments of $2,108.

•	A reduction in cash used for environmental remediation of $720.

•	Other increases in cash used for operating activities of $486.
Cash provided by working capital accounts improved during the fiscal 2008 first quarter primarily due to the timing of accounts receivable and inventory balances. During the fiscal 2008 first quarter, inventories, primarily at AFC, grew at a slower rate than in the prior fiscal year quarter, resulting in a $10,848 reduction in cash used to fund inventory increases. For the fiscal 2008 first quarter, substantially all of the Specialty Chemicals segment sales occurred in the first two months of the quarter and substantially all of the cash was collected prior to December 31, 2007. As a result, cash provided from accounts receivable balances during the fiscal 2008 first quarter improved by $9,281 compared to the prior year quarter. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products typically requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.

Cash used for interest decreased primarily due to the timing of the interest payments. Our current debt instruments require semi-annual interest payments in February and August compared to the debt instruments in place during the prior fiscal year three-month period which required interest payments at the end of each quarter.
Cash used for environmental remediation decreased because during the fiscal 2007 first quarter we were in the construction phase of our Henderson, NV remediation project compared to the lower cash requirements of the operating and maintenance phase which began in the fiscal 2007 second quarter.
Investing Activities. Cash used for capital expenditures was consistent between the fiscal 2008 and fiscal 2007 first quarters. We expect that the amount of quarterly capital expenditures will increase as we proceed through fiscal 2008 primarily in support of additional equipment at AFC and capital expenses associated with the relocation of our corporate offices.
Effective on September 30, 2006, we sold our 50% ownership stake in Energetic Systems, Inc. for $7,510. The cash was collected in the subsequent month, which is reflected in cash provided by investing activities for the fiscal 2007 first quarter.
Financing Activities. Cash used for financing activities during the fiscal 2007 first quarter relates to principal maturities on our former credit facilities that were refinanced in February 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2007, we had cash of $38,160. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of $18,354 as of December 31, 2007. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our borrowings.
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
LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES
Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:

•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013;

•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% with the proceeds of certain sales of our equity securities; and

•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
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
As of December 31, 2007, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,354, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
ENVIRONMENTAL REMEDIATION — AMPAC HENDERSON SITE
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at our former facility in Henderson, NV (the “AMPAC Henderson Site”), including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During our fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition, to the operating and maintenance costs, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2007. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, operating leases and purchase commitments. As of December 31, 2007, there has been no material in our contractual obligations from September 30, 2007.
In addition, at December 31, 2007, we have recorded an estimated liability for environmental remediation of $15,130 (see Note 7 to the condensed consolidated financial statements included in Item 1 of this report) and aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $15,830 (see Note 10 to the condensed consolidated financial statements included in Item

1 of this report). We expect to spend approximately $726 for environmental remediation during fiscal 2008. We expect to contribute $3,074 to our defined benefit pension plans and SERP during fiscal 2008. We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At December 31, 2007, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of December 31, 2007, we had $1,848 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We had an employment agreement in effect with our Chief Executive Officer which agreement expired on December 31, 2007. We continue to have an employment agreement in place with our Chief Operating Officer, the initial term of which ends on September 30, 2009, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. Our on-going employment agreement is primarily an “at will” employment agreement, under which we may terminate the employment of our executive officer for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements and arrangements were $4,080 as of September 30, 2007. On December 31, 2007, as a result of the expiration of the employment agreement with our Chief Executive Officer, our estimated minimum aggregate severance benefits were reduced by $1,426.
We do not have any other material off-balance sheet arrangements.
DIVIDEND AND SHARE REPURCHASE PROGRAM
In January 2003, we adopted a Dividend and Stock Repurchase Program which was designed to allocate a portion of our annual free cash flow (as calculated) for the purposes of paying cash dividends and repurchasing our common stock. By reason of the application of the formula, no dividends have been declared since December 2003. Further, our prior and current credit facilities have significantly limited our ability to use cash to repurchase shares or pay dividends under the Dividend and Stock Repurchase Program. In January 2008, our board of directors determined that the program’s use of a fixed formula, given the historical application of such formula and significant changes in recent years in our financial position and operating activities, was no longer an appropriate means to return value to our stockholders. Our board of directors believes that greater value can be provided to our stockholders through diversifying our business, pursuing growth opportunities and making strategic acquisitions and investments, and by specifically determining and declaring, as and when appropriate, dividends and, as appropriate, approving particular repurchases of common stock. Consequently, our board of directors terminated our existing Dividend and Stock Repurchase Program in January 2008.
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
Sales and Revenue Recognition. Revenues for our Specialty Chemicals segment, Fine Chemicals segment, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or customer acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities. We recognize revenue prior to shipment of these bill and hold transactions when we have satisfied the criteria of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition,” which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
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
Depreciable or Amortizable Lives of Long-Lived Assets. Our depreciable or amortizable long-lived assets include property, plant and equipment and intangible assets, which are recorded at cost. Depreciation or amortization is recorded using the straight-line method over the shorter of the asset’s estimated economic useful life or the lease term, if the asset is subject to a capital lease. Economic useful life is the duration of time that we expect the asset to be productively employed by us, which may be less than its physical life. Significant assumptions that affect the determination of estimated economic useful life include: wear and tear, obsolescence, technical standards, contract life, and changes in market demand for products.
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
Environmental Costs. We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms or consultants, for the estimated duration of the remediation activity. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.
We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recoveries of the amounts are probable.
Income Taxes. We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. The effect of a change in the valuation allowance is reported in the current period tax provision. We adopted the provisions of FIN 48 on October 1, 2007. Under the provisions of this standard, we provide accruals for uncertain tax positions based on our assessment of the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.
Pension Benefits. We sponsor defined benefit pension plans in various forms for employees who meet eligibility requirements. Several assumptions and statistical variables are used in actuarial models to calculate the pension expense and liability related to the various plans. We determine the assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases based on historical plan data. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations.
Recently Issued or Adopted Accounting Standards. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN

48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on October 1, 2007: see Note 9 to the condensed consolidated financial statements included in Item 1 of this report.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be first effective for our financial statements issued for the year ending September 30, 2009, and interim periods within that year. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No.141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141R also includes a substantial number of new disclosure requirements. SFAS No.141R applies prospectively to business combinations for which our acquisition date is on or after October 1, 2009. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No.160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007 have not changed materially for our fiscal 2008 first quarter. We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of December 31, 2007, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At December 31, 2007, we had no amount outstanding under our Revolving Credit Facility. We estimate the fair value of the Senior Notes to be approximately $109,450 based on recent market trade data.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities & Exchange Commission’s rules and forms.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
There have been no material changes in our assessment of risk factors affecting our business since those presented in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007. Our updated risk factors are included below in this Item 1A.
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

Most of the perchlorate chemicals we produce, which accounted for 89% of our total revenues in the Specialty Chemicals segment for fiscal 2007 and approximately 28% of our total revenues for fiscal 2007, are purchased by a small number of customers. For example, Alliant Techsystems, Inc., one of our ammonium perchlorate, or AP, customers, accounted for 15% of our total revenues for fiscal 2007. In our Aerospace Equipment segment, 70% of our total revenues in this segment for fiscal 2007 was from two customers. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
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

The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either party’s part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products. The FDA could also require reformulation of products during the post-marketing stage.
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
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006.
Henderson Site Environmental Remediation Reserve. During fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the operating and maintenance phase and expect cash spending to decline to less than $1,000 per year annually for the next several years. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of December 31, 2007, we had established reserves of approximately $15,130, which we believe to be sufficient to cover our estimated environmental liabilities at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
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
We are subject to competition in certain industries where we participate and therefore may not be able to compete successfully.
Other than the sale of Grade I AP, for which we are the exclusive North American provider, we face competition in all of the other industries that we participate in, including from competitors with greater resources than ours. Many of our competitors have financial, technical, production and other resources substantially greater than ours. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. Further, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition against pharmaceutical contract manufacturers located in the People’s Republic of China and India, where production costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-supply of sodium azide, which creates significant price competition for that product. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.
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
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions, our liquidity or our financial condition.

As of December 31, 2007, we had outstanding debt totaling $110,563, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt.
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
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, our charter provisions, Delaware law and the shareholder rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
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
ITEM 5. OTHER INFORMATION — None.
ITEM 6. EXHIBITS — See attached exhibit index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION
Date: February 11, 2008	/s/ JOHN R. GIBSON
John R. Gibson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Amended and Restated By-Laws of American Pacific Corporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2007)

10.1	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective as of October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.