Form 10-Q
period 2008-03-31
AMERICAN PACIFIC CORP
filed 2008-05-09
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-08137
AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3770 Howard Hughes Parkway, Suite 300
Las Vegas, Nevada 89169
(Address of principal executive offices) (Zip Code)
(702) 735-2200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”. “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of April 30, 2008 was 7,447,671.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$48,347	$43,589	$95,237	$78,477
Cost of Revenues	31,737	27,378	61,198	49,358

Gross Profit	16,610	16,211	34,039	29,119
Operating Expenses	11,242	10,091	21,447	18,604

Operating Income	5,368	6,120	12,592	10,515
Interest and Other Income, Net	268	90	646	184
Interest Expense	2,687	3,157	5,391	6,460
Debt Repayment Charges	—	2,714	—	2,714

Income before Income Tax	2,949	339	7,847	1,525
Income Tax Expense	1,316	221	3,351	768

Net Income	$1,633	$118	$4,496	$757

Earnings per Share:
Basic	$0.22	$0.02	$0.60	$0.10
Diluted	$0.22	$0.02	$0.59	$0.10

Weighted Average Shares Outstanding:
Basic	7,440,000	7,335,000	7,437,000	7,330,000
Diluted	7,592,000	7,429,000	7,588,000	7,398,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	March 31,	September 30,
	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$27,403	$21,426
Accounts Receivable, Net	25,385	25,236
Inventories	49,489	47,023
Prepaid Expenses and Other Assets	4,286	2,258
Deferred Income Taxes	5,504	2,101

Total Current Assets	112,067	98,044
Property, Plant and Equipment, Net	116,244	116,965
Intangible Assets, Net	3,631	5,767
Deferred Income Taxes	18,591	19,385
Other Assets	9,279	9,246

TOTAL ASSETS	$259,812	$249,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$13,606	$10,867
Accrued Liabilities	5,227	7,829
Accrued Interest	1,650	1,686
Employee Related Liabilities	5,346	7,222
Deferred Revenues and Customer Deposits	13,044	7,755
Current Portion of Environmental Remediation Reserves	613	726
Current Portion of Long-Term Debt	234	252

Total Current Liabilities	39,720	36,337
Long-Term Debt	110,247	110,373
Environmental Remediation Reserves	14,262	14,697
Pension Obligations and Other Long-Term Liabilities	17,594	12,311

Total Liabilities	181,823	173,718

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 9,482,541 and 9,463,541 issued	948	946
Capital in Excess of Par Value	87,763	87,513
Retained Earnings	11,501	7,296
Treasury Stock - 2,034,870 shares	(16,982)	(16,982)
Accumulated Other Comprehensive Loss	(5,241)	(3,084)

Total Shareholders’ Equity	77,989	75,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$259,812	$249,407

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$4,496	$757
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	8,837	9,643
Non-cash interest expense	320	1,819
Share-based compensation	53	67
Non-cash component of debt repayment charge	—	2,309
Excess tax benefit from stock option exercises	(82)	—
Deferred income taxes	(24)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(192)	3,893
Inventories	(2,466)	(15,977)
Prepaid expenses and other current assets	(2,176)	(144)
Accounts payable	2,282	(505)
Accrued liabilities	(2,557)	(19)
Accrued interest	(36)	1,381
Employee related liabilities	(1,876)	(91)
Deferred revenues and customer deposits	5,289	5,218
Environmental remediation reserves	(548)	(1,454)
Pension obligations, net	461	19
Other	(562)	(269)

Net Cash Provided by Operating Activities	11,219	6,647

Cash Flows from Investing Activities:
Capital expenditures	(5,297)	(2,565)
Earnout payment for acquisition of AFC Business	—	(6,000)
Discontinued operations — collection of note receivable	—	7,510

Net Cash Used by Investing Activities	(5,297)	(1,055)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	—	110,000
Payments of long-term debt	(144)	(108,472)
Debt issuance costs	—	(4,574)
Issuances of common stock	117	195
Excess tax benefit from stock option exercises	82	—

Net Cash Provided (Used) by Financing Activities	55	(2,851)

Net Change in Cash and Cash Equivalents	5,977	2,741
Cash and Cash Equivalents, Beginning of Period	21,426	6,872

Cash and Cash Equivalents, End of Period	$27,403	$9,613

Cash Paid For:
Interest	$5,107	$3,260
Income taxes	853	81

Non-Cash Investing and Financing Transactions:
Capital leases originated	$—	$321
Additions to Property, Plant and Equipment not yet paid	1,066	384
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007. The operating results for the three-month and six-month periods ended March 31, 2008 and cash flows for the six-month period ended March 31, 2008 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Recently Issued or Adopted Accounting Standards. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on October 1, 2007 (see Note 9).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of
SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be effective for us on October 1, 2008. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

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

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and what impact adoption would have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).
SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.

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

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors and aligning their interests with those of our stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common stock may be issued upon grant, option exercise or vesting of the award. We maintain three share based plans, each as discussed below.

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of March 31, 2008, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (continued)

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant. As of March 31, 2008, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

In November 2007, our board of directors adopted, and in March 2008, our stockholders approved, the American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are reserved for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock or restricted stock units. As of March 31, 2008, there were 350,000 shares available for grant under the 2008 plan.

A summary of our outstanding and vested stock option activity for the six months ended March 31, 2008 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2007	430,000	$7.05	9,500	$3.77
Granted	24,997	16.93	24,997	7.86
Vested	—	—	(9,500)	3.77
Exercised	(19,000)	6.17	—	—
Expired / Cancelled	—	—	—	—

Balance, March 31, 2008	435,997	7.66	24,997	7.86

A summary of our exercisable stock options as of March 31, 2008 is as follows:

Number of vested stock options	411,000
Weighted-average exercise price per share	$7.09
Aggregate intrinsic value	$3,648
Weighted-average remaining contractual term in years	6.3
We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

2.      SHARE-BASED COMPENSATION (continued)

	Six Months Ended
	March 31,
	2008	2007

Weighted-average grant date fair value per share of options granted	$7.86	$3.68
Significant fair value assumptions:
Expected term in years	5.75	5.25
Expected volatility	44.5%	47.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	3.4%	4.7%
Total intrinsic value of options exercised	$201	$108
Aggregate cash received for option exercises	$117	$195

Total compensation cost (included in operating expenses)	$53	$67
Tax benefit recognized	22	28

Net compensation cost	$31	$39

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$144	$10
Weighted-average years to be recognized	1.1	0.5
3.      SELECTED BALANCE SHEET DATA
             Inventories.  Inventories consist of the following:

	March 31,	September 30,
	2008	2007

Finished goods	$9,390	$3,261
Work-in-process	24,710	29,225
Raw materials and supplies	15,389	14,537

Total	$49,489	$47,023

Intangible Assets. We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	March 31,	September 30,
	2008	2007

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(37,180)

	—	1,517

Customer relationships and backlog	10,244	10,244
Less accumulated amortization	(6,613)	(5,994)

	3,631	4,250

Total	$3,631	$5,767

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $542 and $975 for the three-month periods ended March 31, 2008 and 2007, respectively. Amortization expense was $1,517 and $1,950 for the six-month periods ended March 31, 2008 and 2007, respectively.

Customer relationships and backlog are assets of our Fine Chemicals segment and are subject to amortization. Amortization expense was $309 for each of the three-month periods ended March 31, 2008 and 2007, and $619 for each of the six-month periods ended March 31, 2008 and 2007.

4.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net Income	$1,633	$118	$4,496	$757
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	—	5	(47)	27
SERP Amendment, net of tax (See Note 10)	—	—	(2,110)	—

Comprehensive Income	$1,633	$123	$2,339	$784

5.	EARNINGS PER SHARE

Shares used to compute earnings per share are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$1,633	$118	$4,496	$757

Basic Weighted Average Shares	7,440,000	7,335,000	7,437,000	7,330,000

Diluted:
Weighted average shares, basic	7,440,000	7,335,000	7,437,000	7,330,000
Dilutive effect of stock options	152,000	94,000	151,000	68,000

Weighted average shares, diluted	7,592,000	7,429,000	7,588,000	7,398,000

Basic earnings per share	$0.22	$0.02	$0.60	$0.10
Diluted earnings per share	$0.22	$0.02	$0.59	$0.10
As of March 31, 2008, we had 24,997 antidilutive options outstanding. As of March 31, 2007, we had no antidilutive options outstanding. Stock options are antidilutive if the exercise price of the option exceeds the average fair market value of our stock for the period.

6.	DEBT

Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2008	2007

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2009	481	625

Total Debt	110,481	110,625
Less Current Portion	(234)	(252)

Total Long-term Debt	$110,247	$110,373

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:

6.	DEBT (continued)
•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% and reducing to 100% by February 1, 2013;

•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% with the proceeds of certain sales of our equity securities; and

•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
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

Revolving Credit Facility. On February 6, 2007, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.

6.	DEBT (continued)

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

As of March 31, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,354 and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit. As of March 31, 2008, we had $1,848 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Debt Repayment Charges. In February 2007, in connection with issuance of our Senior Notes and the repayment of our then existing credit facilities, we recorded a charge for $2,309 to write-off the unamortized balance of debt issue costs associated with those facilities and paid a pre-payment penalty of $405 to terminate one of the then existing credit facilities.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

contaminate level is pending. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (“AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corporation (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada (“KMCC Site”) from 1967 to 1998. In addition, between 1956 and 1967, American Potash operated a perchlorate production facility and, for many years prior to 1956, other entities also manufactured perchlorate chemicals at the KMCC Site. As a result of a longer production history in Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the AMPAC Henderson Site.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. As of March 31, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,900 to approximately $17,900, and the accrued amount was $14,875. A summary of our environmental reserve activity for the six months ended March 31, 2008 is shown below:

Balance, September 30, 2007	$15,423
Additions or adjustments	—
Expenditures	(548)

Balance, March 31, 2008	$14,875

AFC Environmental Matters. Our Fine Chemicals segment, Ampac Fine Chemicals LLC (“AFC”), is located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

As part of the agreement by which we acquired the business of AFC from GenCorp Inc. (“GenCorp”), an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by AFC, Aerojet or GenCorp on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

We report our business in four operating segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating income includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest are not allocated to segment operating results.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Fine chemicals customer	15%		20%
Fine chemicals customer	22%	26%	22%	15%
Fine chemicals customer	18%	12%	12%	16%
Specialty chemicals customer	14%	18%	19%	14%
Specialty chemicals customer		11%		14%

8.	SEGMENT INFORMATION (continued)

The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues:
Fine Chemicals	$30,504	$22,366	$57,266	$39,957
Specialty Chemicals	12,787	16,132	28,336	27,922
Aerospace Equipment	4,235	4,465	7,970	8,441
Other Businesses	821	626	1,665	2,157

Total Revenues	$48,347	$43,589	$95,237	$78,477

Segment Operating Income (Loss):
Fine Chemicals	$4,144	$2,926	$8,805	$5,845
Specialty Chemicals	4,891	6,418	10,770	9,911
Aerospace Equipment	405	111	578	297
Other Businesses	17	154	(1)	747

Total Segment Operating Income	9,457	9,609	20,152	16,800
Corporate Expenses	(4,089)	(3,489)	(7,560)	(6,285)

Operating Income	$5,368	$6,120	$12,592	$10,515

Depreciation and Amortization:
Fine Chemicals	$3,018	$3,048	$6,390	$6,745
Specialty Chemicals	832	1,286	2,090	2,568
Aerospace Equipment	39	34	96	66
Other Businesses	3	3	6	6
Corporate	130	128	255	258

Total Depreciation and Amortization	$4,022	$4,499	$8,837	$9,643

9.	INCOME TAXES

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, we had accrued approximately $154 for the payment of tax-related interest and no amounts for penalties. For the six months ended March 31, 2008, we accrued an additional $36 of interest related to unrecognized tax benefits.

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

We provide healthcare and life insurance benefits to substantially all of our employees.

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Pension Plans:
Service Cost	$507	$487	$1,014	$974
Interest Cost	563	529	1,126	1,058
Expected Return on Plan Assets	(521)	(468)	(1,042)	(936)
Recognized Actuarial Losses	107	153	214	305
Amortization of Prior Service Costs	14	15	28	30

Net Periodic Pension Cost	$670	$716	$1,340	$1,431

Supplemental Executive Retirement Plan:
Service Cost	$89	$—	$176	$—
Interest Cost	87	35	173	70
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	—	11	—	22
Amortization of Prior Service Costs	110	6	216	12

Net Periodic Pension Cost	$286	$52	$565	$104

10.	DEFINED BENEFIT PLANS (continued)

For the six months ended March 31, 2008, we contributed $1,256 to the Pension Plans to fund benefit payments and anticipate making approximately $1,818 in additional contributions through September 30, 2008. For the six months ended March 31, 2008, we contributed $63 to the SERP to fund benefit payments and anticipate making approximately $63 in additional contributions through September 30, 2008.

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

Condensed Consolidating Balance Sheet - March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$27,312	$91	$—	$27,403
Accounts Receivable, Net	—	25,183	1,138	(936)	25,385
Inventories, Net	—	48,609	880	—	49,489
Prepaid Expenses and Other Assets	—	4,163	123	—	4,286
Deferred Income Taxes	—	5,504	—	—	5,504

Total Current Assets	—	110,771	2,232	(936)	112,067
Property, Plant and Equipment, Net	—	116,097	147	—	116,244
Intangible Assets, Net	—	3,631	—	—	3,631
Deferred Income Taxes	—	18,591	—	—	18,591
Other Assets	—	9,279	—	—	9,279
Intercompany Advances	79,416	1,910	—	(81,326)	—
Investment in Subsidiaries	108,573	(856)	—	(107,717)	—

Total Assets	$187,989	$259,423	$2,379	$(189,979)	$259,812

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$25,440	$1,325	$(936)	$25,829
Environmental Remediation Reserves	—	613	—	—	613
Deferred Revenues	—	13,044	—	—	13,044
Intercompany Advances	—	79,416	1,910	(81,326)	—
Current Portion of Debt	—	234	—	—	234

Total Current Liabilities	—	118,747	3,235	(82,262)	39,720
Long-Term Debt	110,000	247	—	—	110,247
Environmental Remediation Reserves	—	14,262	—	—	14,262
Other Long-Term Liabilities	—	17,594	—	—	17,594

Total Liabilities	110,000	150,850	3,235	(82,262)	181,823
Total Stockholders’ Equity	77,989	108,573	(856)	(107,717)	77,989

Total Liabilities and Stockholders’ Equity	$187,989	$259,423	$2,379	$(189,979)	$259,812

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$47,611	$736	$—	$48,347
Cost of Revenues	—	31,053	684	—	31,737

Gross Profit (Loss)	—	16,558	52	—	16,610
Operating Expenses	—	11,091	151	—	11,242

Operating Income (Loss)	—	5,467	(99)	—	5,368
Interest and Other Income	2,662	267	1	(2,662)	268
Interest Expense	2,662	2,687	—	(2,662)	2,687

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	3,047	(98)	—	2,949
Income Tax Expense	—	1,316	—	—	1,316

Income (Loss) before Equity Account for Subsidiaries	—	1,731	(98)	—	1,633
Equity Account for Subsidiaries	1,633	(98)	—	(1,535)	—

Net Income (Loss)	$1,633	$1,633	$(98)	$(1,535)	$1,633

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$94,133	$1,115	$(11)	$95,237
Cost of Revenues	—	60,120	1,089	(11)	61,198

Gross Profit	—	34,013	26	—	34,039
Operating Expenses	—	21,133	314	—	21,447

Operating Income (Loss)	—	12,880	(288)	—	12,592
Interest and Other Income	5,332	646	—	(5,332)	646
Interest Expense	5,332	5,391	—	(5,332)	5,391

Income before Income Tax and Equity Account for Subsidiaries	—	8,135	(288)	—	7,847
Income Tax Expense	—	3,351	—	—	3,351

Income before Equity Account for Subsidiaries	—	4,784	(288)	—	4,496
Equity Account for Subsidiaries	4,496	(288)	—	(4,208)	—

Net Income (Loss)	$4,496	$4,496	$(288)	$(4,208)	$4,496

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$—	$11,263	$(44)	$—	$11,219

Cash Flows from Investing Activities:					—
Acquisition of businesses	—	—	—	—	—
Capital expenditures	—	(5,288)	(9)	—	(5,297)
Discontinued operations, net	—	—	—	—	—

Net Cash Used in Investing Activities	—	(5,288)	(9)	—	(5,297)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	—	—	—	—	—
Payments of long-term debt	—	(144)	—	—	(144)
Debt issuance costs	—	—	—	—	—
Issuance of common stock	117	—	—	—	117
Excess tax benefit from stock option exercises	82	—	—	—	82
Intercompany advances, net	(199)	129	70	—	—

Net Cash Provided (Used) by Financing Activities	—	(15)	70	—	55

Net Change in Cash and Cash Equivalents	—	5,960	17	—	5,977
Cash and Cash Equivalents, Beginning of Period	—	21,352	74	—	21,426

Cash and Cash Equivalents, End of Period	$—	$27,312	$91	$—	$27,403

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$21,352	$74	$—	$21,426
Accounts Receivable	—	25,262	1,053	(1,079)	25,236
Inventories	—	46,311	712	—	47,023
Prepaid Expenses and Other Assets	—	2,160	98	—	2,258
Deferred Income Taxes	—	2,101	—	—	2,101

Total Current Assets	—	97,186	1,937	(1,079)	98,044
Property, Plant and Equipment, Net	—	116,814	151	—	116,965
Intangible Assets, Net	—	5,767	—	—	5,767
Deferred Income Taxes	—	19,385	—	—	19,385
Other Assets	—	9,246	—	—	9,246
Intercompany Advances	78,976	1,840	—	(80,816)	—
Investment in Subsidiaries	106,713	(521)	—	(106,192)	—

Total Assets	$185,689	$249,717	$2,088	$(188,087)	$249,407

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$27,914	$769	$(1,079)	$27,604
Environmental Remediation Reserves	—	726	—	—	726
Deferred Revenues	—	7,755	—	—	7,755
Intercompany Advances	—	78,976	1,840	(80,816)	—
Current Portion of Debt	—	252	—	—	252

Total Current Liabilities	—	115,623	2,609	(81,895)	36,337
Long-Term Debt	110,000	373	—	—	110,373
Environmental Remediation Reserves	—	14,697	—	—	14,697
Other Long-Term Liabilities	—	12,311	—	—	12,311

Total Liabilities	110,000	143,004	2,609	(81,895)	173,718
Total Stockholders’ Equity	75,689	106,713	(521)	(106,192)	75,689

Total Liabilities and Stockholders’ Equity	$185,689	$249,717	$2,088	$(188,087)	$249,407

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$43,216	$507	$(134)	$43,589
Cost of Revenues	—	27,003	509	(134)	27,378

Gross Profit	—	16,213	(2)	—	16,211
Operating Expenses	—	9,918	173	—	10,091

Operating Income (Loss)	—	6,295	(175)	—	6,120
Interest and Other Income	3,118	89	1	(3,118)	90
Interest Expense	3,118	3,157	—	(3,118)	3,157
Debt Repayment Charges	—	2,714	—	—	2,714

Income (Loss) from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	513	(174)	—	339
Income Tax Expense	—	221	—	—	221

Income (Loss) from Continuing Operations before Equity Account for Subsidiaries	—	292	(174)	—	118
Equity Account for Subsidiaries	118	—	—	(118)	—

Net Income (Loss) from Continuing Operations	$118	$292	$(174)	$(118)	$118

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$77,781	$851	$(155)	$78,477
Cost of Revenues	—	48,701	812	(155)	49,358

Gross Profit	—	29,080	39	—	29,119
Operating Expenses	—	18,306	298	—	18,604

Operating Income (Loss)	—	10,774	(259)	—	10,515
Interest and Other Income	6,373	182	2	(6,373)	184
Interest Expense	6,373	6,460	—	(6,373)	6,460
Debt Repayment Charges	—	2,714	—	—	2,714

Income (Loss) from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	1,782	(257)	—	1,525
Income Tax Expense	—	768	—	—	768

Income (Loss) from Continuing Operations before Equity Account for Subsidiaries	—	1,014	(257)	—	757
Equity Account for Subsidiaries	757	—	—	(757)	—

Net Income (Loss) from Continuing Operations	$757	$1,014	$(257)	$(757)	$757

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$—	$7,110	$(463)	$—	$6,647

Cash Flows from Investing Activities:					—
Acquisition of businesses	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(2,554)	(11)	—	(2,565)
Discontinued operations, net	—	7,510	—	—	7,510

Net Cash Used in Investing Activities	—	(1,044)	(11)	—	(1,055)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	—	—	—	110,000
Payments of long-term debt	(108,327)	(145)	—	—	(108,472)
Debt issuance costs	(4,574)	—	—	—	(4,574)
Issuance of common stock	195	—	—	—	195
Intercompany advances, net	2,706	(3,138)	432	—	—

Net Cash Provided (Used) by Financing Activities	—	(3,283)	432	—	(2,851)

Net Change in Cash and Cash Equivalents	—	2,783	(42)	—	2,741
Cash and Cash Equivalents, Beginning of Period	—	6,758	114	—	6,872

Cash and Cash Equivalents, End of Period	$—	$9,541	$72	$—	$9,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our beliefs about the sufficiency of our reserves for estimated environmental liabilities, our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectation that quarterly capital expenditures will increase during fiscal 2008, our expectation regarding cash expenditures for environmental remediation at our former Henderson, Nevada site over the next several years, our belief that demand for Grade I ammonium perchlorate will be relatively level as compared to fiscal 2007 and 2006, our statements regarding future average prices of Grade I ammonium perchlorate, our expectation that there will be no increases in demand for sodium azide in the near future and that Halotron volumes are expected to be relatively consistent in fiscal 2008 as compared to fiscal 2007, the expectation that our Aerospace Equipment segment will experience revenue growth over the remainder of fiscal 2008, our statements regarding factors that will affect our consolidated gross margins, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of these and other factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission and condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007.
OUR COMPANY
We are a leading manufacturer of fine and specialty chemicals within our focused markets. Our fine chemicals products represent the key active ingredient in certain anti-viral, oncology and central nervous system drug applications. Our specialty chemicals and aerospace equipment products are utilized in national defense programs and provide access to, and movement in, space, via solid propellant rockets and propulsion thrusters. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal regulatory standards. We generally sell our products through long-term contracts under which we are the sole-source or dual-source supplier.
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
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Fine Chemicals	63%	51%	60%	51%

Specialty Chemicals:
Perchlorates	23%	34%	27%	32%
Sodium Azide	0%	1%	1%	1%
Halotron	3%	2%	2%	2%

Total Specialty Chemicals	26%	37%	30%	35%

Aerospace Equipment	9%	10%	8%	11%

Other Businesses:
Real Estate	1%	1%	1%	1%
Water Treatment Equipment	1%	1%	1%	2%

Total Other Businesses	2%	2%	2%	3%

Total Revenues	100%	100%	100%	100%

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

RESULTS OF OPERATIONS
REVENUES

	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$30,504	$22,366	$8,138	36%
Specialty Chemicals	12,787	16,132	(3,345)	(21%)
Aerospace Equipment	4,235	4,465	(230)	(5%)
Other Businesses	821	626	195	31%

Total Revenues	$48,347	$43,589	$4,758	11%

Six Months Ended:
Fine Chemicals	$57,266	$39,957	$17,309	43%
Specialty Chemicals	28,336	27,922	414	1%
Aerospace Equipment	7,970	8,441	(471)	(6%)
Other Businesses	1,665	2,157	(492)	(23%)

Total Revenues	$95,237	$78,477	$16,760	21%

Fine Chemicals. The increases in Fine Chemicals segment revenues for the fiscal 2008 second quarter and six months ended March 31, 2008 reflect the continued strength in volumes for our anti-viral products and the timing of related revenue recognition. The increases in revenues from anti-viral products are offset partially by declines in revenues from oncology products due to the timing of customer orders. As is typical with the segment, the overall net growth reflects increases during the current year period for several products and decreases for other products. This occurs as a function of our customers’ ordering cycles and our timing of the production cycle. Production cycles are determined based on customer delivery requirements
Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 92% and 90% of Specialty Chemicals revenues in the fiscal 2008 and 2007 six-month periods, respectively.
The variances in Specialty Chemicals revenues reflect the following factors:
•	A 17% decrease in perchlorate volume and an 11% decrease in the related average price per pound in the fiscal 2008 second quarter.

•	An 18% increase in perchlorate volume, offset partially by a 13% decrease in the related average price per pound for the six months ended March 31, 2008.

•	Sodium azide revenues decreased 68% in the fiscal 2008 six-month period compared to the prior year period.

•	Halotron revenues increased 13% in the fiscal 2008 six-month period compared to the prior year six month period.
For the six months ended March 31, 2008, Specialty Chemicals revenues were consistent with the prior year period. This is in line with our expectation that annual demand for Grade I AP for fiscal 2008 will be consistent with fiscal 2007. The decrease in Grade I AP volume for the fiscal 2008 second quarter is due to the timing of customer orders within the fiscal year. The fiscal 2008 second quarter also reflects a decline in the average price per pound of perchlorates because this quarter included less specialized-blend materials than the comparable quarter.
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

The decrease in sodium azide revenues in the fiscal 2008 periods is due to a reduction in volume for sodium azide used in a pharmaceutical application. We do not anticipate an increase in demand for sodium azide in the near future.
The increase in Halotron revenues is driven by timing of customer orders. Halotron volumes are expected to be relatively consistent in fiscal 2008 as compared to fiscal 2007.and the most effective use of AFC’s facilities.
Aerospace Equipment. The decreases in Aerospace Equipment revenues for the fiscal 2008 second quarter and six months ended March 31, 2008 are due primarily to timing. Order bookings received during the latter part of fiscal 2007 and the first half of fiscal 2008 are anticipated to result in year-over-year revenue growth for the remainder of fiscal 2008.
Other Businesses. The decline in our Other Businesses segment revenues for the first half of fiscal 2008 is due to the timing of water treatment equipment sales. The prior year first quarter included a single spare parts sale that was uncommonly large.
COST OF REVENUES AND GROSS MARGIN

	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Revenues	$48,347	$43,589	$4,758	11%
Cost of Revenues	31,737	27,378	4,359	16%

Gross Margin	16,610	16,211	399	2%

Gross Margin Percentage	34%	37%

Six Months Ended:
Revenues	$95,237	$78,477	$16,760	21%
Cost of Revenues	61,198	49,358	11,840	24%

Gross Margin	34,039	29,119	4,920	17%

Gross Margin Percentage	36%	37%
For our fiscal 2008 second quarter, cost of revenues was $31,737 compared to $27,378 for the prior year second quarter. The consolidated gross margin percentage was 34% and 37% for our fiscal 2008 and 2007 second quarters, respectively. For the six months ended March 31, 2008, cost of revenues was $61,198 compared to $49,358 for the prior fiscal year period. The consolidated gross margin percentage was 36% and 37% for the fiscal 2008 and fiscal 2007 six-month periods, respectively.
One of the significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in product mix between our two largest segments. Measured in terms of total revenues, our Fine Chemicals segment has grown as a percentage of total revenues, comprising 63% and 60% of consolidated revenues for the second quarter and the six months ended March 31, 2008, respectively, compared to 51% in each of the prior fiscal year periods. Conversely, our Specialty Chemicals segment accounted for 26% and 30% of our operations for the second quarter and the six months ended March 31, 2008, respectively, compared to 37% and 35% in the comparable prior year periods. Since our Specialty Chemicals segment typically has higher gross margins than our Fine Chemicals segment, the consolidated gross margin percentage is reduced by the growth of our Fine Chemicals segment in proportion to our total revenues.
In addition, consolidated gross margins for our fiscal 2008 second quarter and six months ended March 31, 2008 reflect:
•	A decrease in the Fine Chemicals segment gross margin percentage of approximately two points for the fiscal 2008 second quarter and approximately three points for the six months ended March 31,

2008, each compared to the comparable prior fiscal year period. The reductions in the Fine Chemicals segment gross margin percentages result from a decrease in manufacturing facility utilization during the fiscal 2008 periods as compared to the fiscal 2007 periods. Lower manufacturing facility utilization results in a reduction in gross margin percentages due the effect of applying manufacturing overhead costs to a smaller base. Although the manufacturing utilization rates were less when compared to the fiscal 2007 periods, they remained at high levels in the fiscal 2008 periods. The utilization rates variances we are experiencing are within our expectations for normal plant operations.
•	Specialty Chemicals segment gross margin percentage improved two points for the fiscal 2008 second quarter and four points for the six months ended March 31, 2008, compared to the respective prior year periods. Mid fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in fiscal 1998. This reduction in amortization expense, which represents the largest component of the total change in Specialty Chemical segment gross margin percentage, improved the Specialty Chemical segment gross margin percentage by three points for the fiscal 2008 second quarter and two points for the six months ended March 31, 2008, compared to the respective prior year periods.

•	An improvement in Aerospace Equipment segment gross margin percentage for both fiscal 2008 periods due to favorable performance on the segment’s primary production contracts.
OPERATING EXPENSES

	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,242	$10,091	$1,151	11%
Percentage of Revenues	23%	23%

Six Months Ended:
Operating Expenses	$21,447	$18,604	$2,843	15%
Percentage of Revenues	23%	24%
For our fiscal 2008 second quarter, operating expenses increased $1,151 to $11,242 from $10,091 in the second quarter of fiscal year 2007. For the six months ended March 31, 2008, operating expenses increased $2,843 to $21,447 from $18,604 for the prior fiscal year period. These variances are primarily due to:
•	An increase in Fine Chemicals segment operating expenses of $460 for the fiscal 2008 second quarter and $965 for the six months ended March 31, 2008 due to additional research and development and business development personnel costs and the related recruiting and relocation expenses.

•	An increase in Specialty Chemicals segment operating expenses of $392 for the six months ended March 31, 2008 primarily due to increases in environmental compliance related expenses and product development costs.

•	An increase in corporate operating expenses of $600 for the fiscal 2008 second quarter and $1,275 for the six months ended March 31, 2008, which latter increase is comprised primarily of $462 increase in retirement benefit expenses, $332 increase in corporate development costs, and $308 increase in Sarbanes-Oxley compliance costs.

SEGMENT OPERATING INCOME

	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$4,144	$2,926	$1,218	42%
Specialty Chemicals	4,891	6,418	(1,527)	(24%)
Aerospace Equipment	405	111	294	265%
Other Businesses	17	154	(137)	(89%)

Segment Operating Income	9,457	9,609	(152)	(2%)
Corporate Expenses	(4,089)	(3,489)	(600)	17%

Operating Income	$5,368	$6,120	$(752)	(12%)

Six Months Ended:
Fine Chemicals	$8,805	$5,845	$2,960	51%
Specialty Chemicals	10,770	9,911	859	9%
Aerospace Equipment	578	297	281	95%
Other Businesses	(1)	747	(748)	(100%)

Segment Operating Income	20,152	16,800	3,352	20%
Corporate Expenses	(7,560)	(6,285)	(1,275)	20%

Operating Income	$12,592	$10,515	$2,077	20%

Segment operating income includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results. Fluctuations in segment operating income are driven by changes in segment revenues, gross margins and operating expenses, each of which is discussed in greater detail above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Six Months Ended March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Cash Provided (Used) By:
Operating activities	$11,219	$6,647	$4,572	69%
Financing activities	(5,297)	(1,055)	(4,242)	(402%)
Investing activities	55	(2,851)	2,906	102%

Net change in cash for period	$5,977	$2,741	$3,236	118%

Operating Activities. Cash flows from operating activities for the six months ended March 31, 2008 improved by $4,572 compared to the prior fiscal year six-month period.
Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $1,719.

•	An improvement in cash flow from working capital accounts of $4,111, excluding the effects of interest and income taxes.

•	An increase in cash taxes paid of $772.

•	An increase in cash used for interest payments of $1,442.

•	A reduction in cash used for environmental remediation of $906.

•	Other decreases in cash used for operating activities of $50.
Cash provided by working capital accounts improved during the six months ended March 31, 2008 primarily due to a reduction in rate of inventory growth, primarily at AFC, compared to the prior fiscal year six month period. The improvement in the inventory growth rate provided $13,511, which was offset by $9,400 of cash usages for increases in accounts receivables and prepaid expenses and decreases in current liabilities. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Cash tax payments have increased due to our improved profitability.
Cash used for interest increased primarily due to the timing of our interest payments. Our current debt instruments require semi-annual interest payments in February and August compared to the debt instruments in place through February of the prior fiscal year period which required interest payments at the end of each quarter.
Cash used for environmental remediation decreased because during the fiscal 2007 first quarter we were in the construction phase of our Henderson, Nevada remediation project compared to the lower cash requirements of the operating and maintenance phase which began in the fiscal 2007 second quarter.
Investing Activities. Cash used for capital expenditures increased for the six months ended March 31, 2008 primarily associated with more growth-related capital spending for our Fine Chemicals segment. We expect that the amount of quarterly capital expenditures will increase as we proceed through fiscal 2008 primarily in support of additional equipment at AFC and capital expenses associated with the relocation of our corporate offices.
In February 2007, we paid GenCorp $6,000 in connection with our acquisition of AFC. The acquisition agreements for AFC included a reduction of the purchase price if AFC did not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we received $1,000 from GenCorp. In addition to the amounts paid at closing, the purchase price was subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ended September 30, 2006. If the full earnout adjustment became payable to GenCorp, the EBITDAP adjustment also became refundable to GenCorp. During the year ended September 30, 2006, the AFC financial performance target was exceeded. Accordingly, we recorded a $6,000 payable to GenCorp as of September 30, 2006 (classified as accrued liabilities) comprised of the $5,000 Earnout Payment and the $1,000 refund of the EBITDAP adjustment.
Effective on September 30, 2006, we sold our 50% ownership stake in Energetic Systems, Inc. for $7,510. The cash was collected in the subsequent month, which is reflected in cash provided by investing activities for the six months ended March 31, 2007.
Financing Activities. Cash used for financing activities during the six months ended March 31, 2007 relates to the refinancing of our former credit facilities in February 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2008, we had cash of $27,403. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of $18,354 as of March 31, 2008. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our borrowings.

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
Revolving Credit Facility. On February 6, 2007, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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
As of March 31, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,354, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
ENVIRONMENTAL REMEDIATION – AMPAC HENDERSON SITE
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at our former facility in Henderson, Nevada (the “AMPAC Henderson Site”), including the costs for equipment, operating and maintenance costs, and consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During our fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2007. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, operating leases and purchase commitments. As of March 31, 2008, there has been no material changes in our contractual obligations from September 30, 2007.
In addition, at March 31, 2008, we have recorded an estimated liability for environmental remediation of $14,875 (see Note 7 to the condensed consolidated financial statements included in Item 1 of this report) and aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $16,064 (see Note 10 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $1,000 for environmental remediation during fiscal 2008. We expect to contribute $3,200 to our defined benefit pension plans and SERP during fiscal 2008. We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At March 31, 2008, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of March 31, 2008, we had $1,848 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We had an employment agreement in effect with our Chief Executive Officer which agreement expired on December 31, 2007. We have an employment agreement in place with our Chief Operating Officer, the term of which ends on September 30, 2010, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. Our on-going employment agreement is primarily an “at will” employment agreement, under which we may terminate the employment of our Chief Operating Officer for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements and arrangements were $4,080 as of September 30, 2007. On December 31, 2007, as a result of the expiration of the employment agreement with our Chief Executive Officer, our estimated minimum aggregate severance benefits were reduced by $1,426.
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
Income Taxes. We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of realizing our deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. The effect of a change in the valuation allowance is reported in the current period tax provision. We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on October 1, 2007. Under the provisions of this standard, we provide accruals for uncertain tax positions based on our assessment of the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.
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
Recently Issued or Adopted Accounting Standards. In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on October 1, 2007: see Note 9 to the condensed consolidated financial statements included in Item 1 of this report.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be effective for us on October 1, 2008. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our first fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and what impact adoption would have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
As of March 31, 2008, there were no material changes to our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007. We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of March 31, 2008, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At March 31, 2008, we had no amount outstanding under our Revolving Credit Facility. We estimate the fair value of the Senior Notes to be approximately $107,250 as of March 31, 2008, based on recent market trade data.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our business, financial condition and operating results can be affected by a number of factors, including those described below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock or other securities.
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
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site”, until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006.
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
Although we have established an environmental reserve for our AMPAC Henderson Site, given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may from time to time exceed any related reserves.
As of March 31, 2008, we had established reserves in connection with the AMPAC Henderson Site of approximately $14,875, which we believe to be sufficient to cover our estimated environmental liabilities for that site at that time. However, as of such date, we had not established any other environmental-related reserves.  Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
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
For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities worldwide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Agency for the Evaluation of Medical Products, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s current good manufacturing practices or “cGMP” guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.
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
Successful commercialization of pharmaceutical products and product line extensions is very difficult and subject to many uncertainties. If a customer is not able to successfully commercialize its products for which AFC produces compounds or if a product is subsequently recalled, then the operating results of AFC may be negatively impacted.
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
We may face potential liability claims based on our products and/or services  in our several lines of business under certain circumstances. For example, a customer’s product may include ingredients that are manufactured by AFC.  Although such ingredients are generally made pursuant to specific instructions from our customer and tested using techniques provided by our customer, the customer’s product may, nevertheless, be subsequently recalled or withdrawn from the market by the customer, and the recall or withdrawal may be due in part or wholly to product failures or inadequacies that may or may not be related to the ingredients we manufactured for the customer.  In such a case, the recall or withdrawal may result in claims being made against us.  Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers, we cannot assure you that such measures will be enforced or effective. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although legally enforceable, is not applicable in accordance with its terms or if our liability exceeds the amount of the applicable indemnification, or if the amount of the indemnification exceeds the financial capacity of our customer. In certain instances, we may have in place product liability insurance coverage, which is generally available in the market, but which may be limited in scope and amount. In other instances, we may have self-insured the risk for any such potential claim. There can be no assurance that our insurance coverage, if available, will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Unexpected results could cause us to have financial exposure in these matters in excess of insurance coverage and recorded reserves, requiring us to provide additional reserves to address these liabilities, impacting profits.
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
Our business strategy includes growth through future possible acquisitions. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.
Although we undertake a diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the ultimate actual liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions, our liquidity or our financial condition.
As of March 31, 2008, we had outstanding debt totaling $110,481, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt.
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
We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:
•	a classified board of directors;

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to our board of directors; and

•	special voting requirements for the amendment, in certain cases, of our Restated Certificate of Incorporation, as amended, and our Amended and Restated By-laws.
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
We own numerous patents, patent applications and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies. If we are unable to adequately protect and utilize our intellectual property or proprietary rights, our results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
American Pacific Corporation (the “Company”) held its annual meeting of stockholders on March 11, 2008. The matters voted upon at the meeting and the results of the vote for each matter were as follows:
Item No. 1. To elect three Class B directors to the board of directors of the Company to serve three-year terms until the annual meeting of stockholders in 2011 or until their respective successors have been duly elected and qualified.
Each of the Class B director nominees received the affirmative vote of the holders of more than 80% of the shares present and entitled to vote and was elected in accordance with the voting set forth below:

Name	Votes For	Votes Withheld
Norval F. Pohl	5,882,382	832,670
C. Keith Rooker	6,573,654	141,398
Jane L. Williams	5,882,382	832,670
Item No. 2. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.
The ratification of the appointment of Deloitte & Touche LLP was approved in accordance with the voting set forth below:

Votes For	Against	Abstained	Broker Non-Votes
6,651,889	27,016	36,147	Not Applicable
Item No. 3. To approve the American Pacific Corporation 2008 Stock Incentive Plan.
The approval of the American Pacific Corporation 2008 Stock Incentive Plan was approved in accordance with the voting set forth below:

Votes For	Against	Abstained	Broker Non-Votes
4,644,573	919,604	14,723	1,136,152
ITEM 5. OTHER INFORMATION – None.
ITEM 6. EXHIBITS – See attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION
Date: May 9, 2008	/s/ JOHN R. GIBSON
John R. Gibson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Registrant’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.(a) to the Registrant’s Registration Statement on Form S-3 (File No. 33-15674))

3.2	Articles of Amendment to Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.3	Articles of Amendment to Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on November 15, 2007)

3.5	Form of Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999)

3.6	Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999)

10.1	American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008)

10.2	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008)

10.3	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008)

10.4	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.