Form 10-Q
period 2008-06-30
AMERICAN PACIFIC CORP
filed 2008-08-07
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-08137
AMERICAN PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-6490478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3883 Howard Hughes Parkway, Suite 700
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of July 31, 2008 was 7,477,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$36,740	$43,723	$131,977	$122,200
Cost of Revenues	23,990	30,358	85,188	79,716

Gross Profit	12,750	13,365	46,789	42,484
Operating Expenses	10,377	9,660	31,824	28,264

Operating Income	2,373	3,705	14,965	14,220
Interest and Other Income, Net	575	181	1,221	365
Interest Expense	2,682	2,709	8,073	9,169
Debt Repayment Charges	-	-	-	2,714

Income before Income Tax	266	1,177	8,113	2,702
Income Tax Expense	138	571	3,489	1,339

Net Income	$128	$606	$4,624	$1,363

Earnings per Share:
Basic	$0.02	$0.08	$0.62	$0.19
Diluted	$0.02	$0.08	$0.61	$0.18

Weighted Average Shares Outstanding:
Basic	7,452,000	7,378,000	7,442,000	7,345,000
Diluted	7,607,000	7,523,000	7,594,000	7,439,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	June 30,	September 30,
	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$32,770	$21,426
Accounts Receivable, Net	21,396	25,236
Inventories	57,947	47,023
Prepaid Expenses and Other Assets	4,247	2,258
Deferred Income Taxes	7,594	2,101

Total Current Assets	123,954	98,044
Property, Plant and Equipment, Net	118,283	116,965
Intangible Assets, Net	3,322	5,767
Deferred Income Taxes	16,924	19,385
Other Assets	9,068	9,246

TOTAL ASSETS	$271,551	$249,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,041	$10,867
Accrued Liabilities	6,280	7,829
Accrued Interest	4,124	1,686
Employee Related Liabilities	6,838	7,222
Deferred Revenues and Customer Deposits	23,243	7,755
Current Portion of Environmental Remediation Reserves	557	726
Current Portion of Long-Term Debt	254	252

Total Current Liabilities	53,337	36,337
Long-Term Debt	110,163	110,373
Environmental Remediation Reserves	14,109	14,697
Pension Obligations and Other Long-Term Liabilities	15,534	12,311

Total Liabilities	193,143	173,718

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 9,523,541 and 9,463,541 issued	952	946
Capital in Excess of Par Value	88,240	87,513
Retained Earnings	11,629	7,296
Treasury Stock - 2,045,950 shares	(17,175)	(16,982)
Accumulated Other Comprehensive Loss	(5,238)	(3,084)

Total Shareholders’ Equity	78,408	75,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,551	$249,407

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$4,624	$1,363
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	12,472	14,502
Non-cash interest expense	478	1,975
Share-based compensation	90	67
Non-cash component of debt repayment charge	-	2,309
Excess tax benefit from stock option exercises	(244)	(203)
Deferred income taxes	(447)	-
Gain on sale of assets	(418)	-
Changes in operating assets and liabilities:
Accounts receivable, net	3,800	(1,055)
Inventories	(10,924)	(17,872)
Prepaid expenses and other current assets	(1,766)	(253)
Accounts payable	(154)	(308)
Accrued liabilities	(1,011)	800
Accrued interest	2,438	3,857
Employee related liabilities	(384)	1,107
Deferred revenues and customer deposits	15,488	16,597
Environmental remediation reserves	(757)	(1,800)
Pension obligations, net	(199)	(351)
Other	(1,945)	(853)

Net Cash Provided by Operating Activities	21,141	19,882

Cash Flows from Investing Activities:
Capital expenditures	(10,027)	(3,930)
Earnout payment for acquisition of AFC Business	-	(6,000)
Discontinued operations - collection of note receivable	-	7,510

Net Cash Used by Investing Activities	(10,027)	(2,420)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	-	110,000
Payments of long-term debt	(208)	(108,533)
Debt issuance costs	-	(4,677)
Issuances of common stock	387	572
Excess tax benefit from stock option exercises	244	203
Purchases of treasury stock	(193)	-

Net Cash Provided (Used) by Financing Activities	230	(2,435)

Net Change in Cash and Cash Equivalents	11,344	15,027
Cash and Cash Equivalents, Beginning of Period	21,426	6,872

Cash and Cash Equivalents, End of Period	$32,770	$21,899

Cash Paid For:
Interest	$5,156	$3,337
Income taxes	3,901	412

Non-Cash Investing and Financing Transactions:
Capital leases originated	$-	$321
Additions to Property, Plant and Equipment not yet paid	1,361	131
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007. The operating results for the three-month and nine-month periods ended June 30, 2008 and cash flows for the nine-month period ended June 30, 2008 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our fiscal

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and what impact adoption would have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that SFAS No. 141R, once adopted, will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vest 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of June 30, 2008, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (continued)

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant. As of June 30, 2008, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

In November 2007, our board of directors adopted, and in March 2008, our stockholders approved, the American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are reserved for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock or restricted stock units. As of June 30, 2008, there were 350,000 shares available for grant under the 2008 plan.

A summary of our outstanding and vested stock option activity for the nine months ended June 30, 2008 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, September 30, 2007	430,000	$7.05	9,500	$3.77
Granted	24,997	16.93	24,997	7.86
Vested	-	-	(9,500)	3.77
Exercised	(60,000)	6.77	-	-
Expired / Cancelled	-	-	-	-

Balance, June 30, 2008	394,997	7.72	24,997	7.86

     A summary of our exercisable stock options as of June 30, 2008 is as follows:

Number of vested stock options	370,000
Weighted-average exercise price per share	$7.10
Aggregate intrinsic value	$3,753
Weighted-average remaining contractual term in years	6.1

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

2.	SHARE-BASED COMPENSATION (continued)

	Nine Months Ended
	June 30,
	2008	2007

Weighted-average grant date fair value per share of options granted	$7.86	$3.68
Significant fair value assumptions:
Expected term in years	5.75	5.25
Expected volatility	44.5%	47.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	3.4%	4.7%
Total intrinsic value of options exercised	$629	$472
Aggregate cash received for option exercises	$406	$376

Total compensation cost (included in operating expenses)	$90	$67
Tax benefit recognized	37	29

Net compensation cost	$53	$38

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$107	$10
Weighted-average years to be recognized	0.9	0.3

Our share-based compensation plans permit us, but does not require us, to repurchase newly exercised shares from optionees in settlement of the optionees’ exercise price obligation. Shares are repurchased at a price equal to the closing price of our common stock on the date of exercise. In June 2008, we repurchased 11,080 shares at an average price of $17.50 per share.

3.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	June 30,	September 30,
	2008	2007

Finished goods	$2,092	$817
Work-in-process	24,183	29,225
Raw materials and supplies	15,593	14,537
Deferred cost of revenues	16,079	2,444

Total	$57,947	$47,023

Intangible Assets. We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	June 30,	September 30,
	2008	2007

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(37,180)

	-	1,517

Customer relationships and backlog	10,244	10,244
Less accumulated amortization	(6,922)	(5,994)

	3,322	4,250

Total	$3,322	$5,767

3.	SELECTED BALANCE SHEET DATA (continued)

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $0 and $975 for the three-month periods ended June 30, 2008 and 2007, respectively. Amortization expense was $1,517 and $2,925 for the nine-month periods ended June 30, 2008 and 2007, respectively.

Customer relationships and backlog are assets of our Fine Chemicals segment and are subject to amortization. Amortization expense was $309 for each of the three-month periods ended June 30, 2008 and 2007, and $928 for each of the nine-month periods ended June 30, 2008 and 2007.

4.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$128	$606	$4,624	$1,363
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	3	21	(44)	48
SERP Amendment, net of tax (See Note 10)	-	-	(2,110)	-

Comprehensive Income	$131	$627	$2,470	$1,411

5.	EARNINGS PER SHARE

Shares used to compute earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$128	$606	$4,624	$1,363

Basic Weighted Average Shares	7,452,000	7,378,000	7,442,000	7,345,000

Diluted:
Weighted average shares, basic	7,452,000	7,378,000	7,442,000	7,345,000
Dilutive effect of stock options	155,000	145,000	152,000	94,000

Weighted average shares, diluted	7,607,000	7,523,000	7,594,000	7,439,000

Basic earnings per share	$0.02	$0.08	$0.62	$0.19
Diluted earnings per share	$0.02	$0.08	$0.61	$0.18
As of June 30, 2008 and 2007, we had no antidilutive options outstanding. Stock options are antidilutive if the exercise price of the option exceeds the average fair market value of our stock for the period.

6.	DEBT

Our outstanding debt balances consist of the following:

	June 30,	September 30,
	2008	2007

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2009	417	625

Total Debt	110,417	110,625
Less Current Portion	(254)	(252)

Total Long-term Debt	$110,163	$110,373

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% of the principal amount to be redeemed and reducing to 100% by February 1, 2013;

•
until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest thereon, with the proceeds of certain sales of our equity securities; and

•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
The Senior Notes were issued pursuant to an indenture which contains certain customary events of default and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create liens on assets to secure debt;

•	incur dividend or other payment restrictions with regard to restricted subsidiaries;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	create an unrestricted subsidiary;

•	enter into certain business activities; or

•	effect a consolidation, merger or sale of all or substantially all of our assets.

6.	DEBT (continued)

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

Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.

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
As of June 30, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,354, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Letters of Credit. As of June 30, 2008, we had $1,848 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.

6.	DEBT (continued)

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

Environmental Matters.

Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (the “EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water with perchlorate at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 – 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb.  A decision as to whether or not to establish a minimum contaminate level is pending.  The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action.

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (“AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corporation (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada (the “KMCC Site”) from 1967 to 1998. In addition, between 1956 and 1967, American Potash operated a perchlorate production facility and, for many years prior to 1956, other entities also manufactured perchlorate chemicals at the KMCC Site. As a result of a longer production history in Henderson, KMCC and its predecessor operations have manufactured significantly greater amounts of perchlorate over time than we did at the AMPAC Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that, although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 ppm, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. As of June 30, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,900 to approximately $17,900, and the accrued amount was $14,666. A summary of our environmental reserve activity for the nine months ended June 30, 2008 is shown below:

Balance, September 30, 2007	$15,423
Additions or adjustments	-
Expenditures	(757)

Balance, June 30, 2008	$14,666

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC or “AFC.” AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry, involving high potency compounds, energetic and nucleoside chemistries, and chiral separation.

Specialty Chemicals. Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing and historically used principally in the inflation of certain automotive airbag systems, and (iii) Halotron®, a clean gas fire extinguishing agent designed to replace halons and used in fire extinguishing systems ranging from portable fire extinguishers to airport firefighting vehicles.

8.	SEGMENT INFORMATION (continued)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fine chemicals customer		15%	14%	10%
Fine chemicals customer	33%	35%	25%	22%
Fine chemicals customer		13%		11%
Fine chemicals customer	13%		12%	12%
Specialty chemicals customer	23%		20%	11%
Specialty chemicals customer				11%
     The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Fine Chemicals	$19,654	$30,736	$76,920	$70,693
Specialty Chemicals	11,942	8,780	40,278	36,702
Aerospace Equipment	3,380	4,119	11,350	12,560
Other Businesses	1,764	88	3,429	2,245

Total Revenues	$36,740	$43,723	$131,977	$122,200

Segment Operating Income (Loss):
Fine Chemicals	$621	$4,950	$9,426	$10,795
Specialty Chemicals	5,998	1,935	16,768	11,846
Aerospace Equipment	(330)	310	248	607
Other Businesses	341	(183)	340	564

Total Segment Operating Income	6,630	7,012	26,782	23,812
Corporate Expenses	(4,257)	(3,307)	(11,817)	(9,592)

Operating Income	$2,373	$3,705	$14,965	$14,220

Depreciation and Amortization:
Fine Chemicals	$3,115	$3,401	$9,505	$10,146
Specialty Chemicals	302	1,290	2,392	3,858
Aerospace Equipment	60	38	156	104
Other Businesses	3	3	9	9
Corporate	155	127	410	385

Total Depreciation and Amortization	$3,635	$4,859	$12,472	$14,502

9.	INCOME TAXES

We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, we made a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Upon the adoption of FIN 48, we recorded a liability for unrecognized tax benefits of $3,949, of which $291 would impact our effective tax rate if we were to sustain the positions as filed. During the quarter ended June 30, 2008 the liability for unrecognized tax benefits decreased by $3,714 due to the expiration of the statute of limitations for the year ended September 30, 2004, changes in tax attributes upon the finalization of the tax return for the year ended September 30, 2007, and the filing of a tax accounting method change with the tax return for the year ended September 30, 2007. Of the original $291 that would impact our effective tax rate if we were to sustain the position as filed, $88 served to reduce our income tax expense for the quarter for the same reasons as set forth above. We expect that it is reasonably possible that our liability for unrecognized tax benefits will be reduced by $35 during the next twelve months due to the expiration of certain statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, we had accrued approximately $154 for the payment of tax-related interest and no amounts for penalties. For the nine months ended June 30, 2008, we accrued an additional $61 of interest related to unrecognized tax benefits. During the quarter ended June 30, 2008, we reduced the total accrued interest by $156 as the interest accrued for the uncertain tax positions that were resolved during the quarter by events described in the preceding paragraph was released.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and the U.K. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2005.

10.	DEFINED BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (collectively, the “Pension Plans”).

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

We provide healthcare and life insurance benefits to substantially all of our employees.

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Pension Plans:
Service Cost	$520	$546	$1,534	$1,520
Interest Cost	758	631	1,884	1,689
Expected Return on Plan Assets	(808)	(627)	(1,850)	(1,563)
Recognized Actuarial Losses	(6)	(263)	208	43
Amortization of Prior Service Costs	28	293	56	322

Net Periodic Pension Cost	$492	$580	$1,832	$2,011

Supplemental Executive Retirement Plan:
Service Cost	$88	$-	$264	$-
Interest Cost	87	35	264	105
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	10	-	32
Amortization of Prior Service Costs	108	6	323	18

Net Periodic Pension Cost	$283	$51	$851	$155

For the nine months ended June 30, 2008, we contributed $2,629 to the Pension Plans to fund benefit payments and anticipate making approximately $381 in additional contributions through September 30, 2008. For the nine months ended June 30, 2008, we contributed $95 to the SERP to fund benefit payments and anticipate making approximately $32 in additional contributions through September 30, 2008.

11.	GUARANTOR SUBSIDIARIES

As discussed in Note 6, on February 6, 2007, American Pacific Corporation, a Delaware corporation (the “Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s sole foreign subsidiary (“Non-Guarantor Subsidiary”) is not a guarantor of the Senior Notes. Each of the Parent’s subsidiaries is wholly-owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiary:

11.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Balance Sheet -
June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$32,699	$71	$-	$32,770
Accounts Receivable, Net	-	21,398	1,092	(1,094)	21,396
Inventories	-	57,068	879	-	57,947
Prepaid Expenses and Other Assets	-	4,131	116	-	4,247
Deferred Income Taxes	-	7,594	-	-	7,594

Total Current Assets	-	122,890	2,158	(1,094)	123,954
Property, Plant and Equipment, Net	-	118,136	147	-	118,283
Intangible Assets, Net	-	3,322	-	-	3,322
Deferred Income Taxes	-	16,924	-	-	16,924
Other Assets	-	9,068	-	-	9,068
Intercompany Advances	79,655	2,070	-	(81,725)	-
Investment in Subsidiaries	108,753	(946)	-	(107,807)	-

Total Assets	$188,408	$271,464	$2,305	$(190,626)	$271,551

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$29,196	$1,181	$(1,094)	$29,283
Environmental Remediation Reserves	-	557	-	-	557
Deferred Revenues and Customer Deposits	-	23,243	-	-	23,243
Intercompany Advances	-	79,655	2,070	(81,725)	-
Current Portion of Long-Term Debt	-	254	-	-	254

Total Current Liabilities	-	132,905	3,251	(82,819)	53,337
Long-Term Debt	110,000	163	-	-	110,163
Environmental Remediation Reserves	-	14,109	-	-	14,109
Pension Obligations and Other Long-Term Liabilities	-	15,534	-	-	15,534

Total Liabilities	110,000	162,711	3,251	(82,819)	193,143
Total Shareholders’ Equity	78,408	108,753	(946)	(107,807)	78,408

Total Liabilities and Shareholders’ Equity	$188,408	$271,464	$2,305	$(190,626)	$271,551

Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$35,845	$895	$-	$36,740
Cost of Revenues	-	23,122	868	-	23,990

Gross Profit	-	12,723	27	-	12,750
Operating Expenses	-	10,257	120	-	10,377

Operating Income (Loss)	-	2,466	(93)	-	2,373
Interest and Other Income	2,658	575	-	(2,658)	575
Interest Expense	2,658	2,682	-	(2,658)	2,682

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	359	(93)	-	266
Income Tax Expense	-	138	-	-	138

Income (Loss) before Equity Account for Subsidiaries	-	221	(93)	-	128
Equity Account for Subsidiaries	128	(93)	-	(35)	-

Net Income (Loss)	$128	$128	$(93)	$(35)	$128

11.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Statement of Operations -
Nine Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$129,978	$2,010	$(11)	$131,977
Cost of Revenues	-	83,242	1,957	(11)	85,188

Gross Profit	-	46,736	53	-	46,789
Operating Expenses	-	31,390	434	-	31,824

Operating Income (Loss)	-	15,346	(381)	-	14,965
Interest and Other Income	7,990	1,221	-	(7,990)	1,221
Interest Expense	7,990	8,073	-	(7,990)	8,073

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	8,494	(381)	-	8,113
Income Tax Expense	-	3,489	-	-	3,489

Income (Loss) before Equity Account for Subsidiaries	-	5,005	(381)	-	4,624
Equity Account for Subsidiaries	4,624	(381)	-	(4,243)	-

Net Income (Loss)	$4,624	$4,624	$(381)	$(4,243)	$4,624

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$-	$21,357	$(216)	$-	$21,141

Cash Flows from Investing Activities:
Capital expenditures	-	(10,010)	(17)	-	(10,027)

Net Cash Used in Investing Activities	-	(10,010)	(17)	-	(10,027)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(208)	-	-	(208)
Issuance of common stock	387	-	-	-	387
Excess tax benefit from stock option exercises	244	-	-	-	244
Purchases of treasury stock	(193)	-	-	-	(193)
Intercompany advances, net	(438)	208	230	-	-

Net Cash Provided by Financing Activities	-	-	230	-	230

Net Change in Cash and Cash Equivalents	-	11,347	(3)	-	11,344
Cash and Cash Equivalents, Beginning of Period	-	21,352	74	-	21,426

Cash and Cash Equivalents, End of Period	$-	$32,699	$71	$-	$32,770

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet -
September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$21,352	$74	$-	$21,426
Accounts Receivable, Net	-	25,262	1,053	(1,079)	25,236
Inventories	-	46,311	712	-	47,023
Prepaid Expenses and Other Assets	-	2,160	98	-	2,258
Deferred Income Taxes	-	2,101	-	-	2,101

Total Current Assets	-	97,186	1,937	(1,079)	98,044
Property, Plant and Equipment, Net	-	116,814	151	-	116,965
Intangible Assets, Net	-	5,767	-	-	5,767
Deferred Income Taxes	-	19,385	-	-	19,385
Other Assets	-	9,246	-	-	9,246
Intercompany Advances	78,976	1,840	-	(80,816)	-
Investment in Subsidiaries	106,713	(521)	-	(106,192)	-

Total Assets	$185,689	$249,717	$2,088	$(188,087)	$249,407

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$27,914	$769	$(1,079)	$27,604
Environmental Remediation Reserves	-	726	-	-	726
Deferred Revenues and Customer Deposits	-	7,755	-	-	7,755
Intercompany Advances	-	78,976	1,840	(80,816)	-
Current Portion of Long-Term Debt	-	252	-	-	252

Total Current Liabilities	-	115,623	2,609	(81,895)	36,337
Long-Term Debt	110,000	373	-	-	110,373
Environmental Remediation Reserves	-	14,697	-	-	14,697
Pension Obligations and Other Long-Term Liabilities	-	12,311	-	-	12,311

Total Liabilities	110,000	143,004	2,609	(81,895)	173,718
Total Shareholders’ Equity	75,689	106,713	(521)	(106,192)	75,689

Total Liabilities and Shareholders’ Equity	$185,689	$249,717	$2,088	$(188,087)	$249,407

Condensed Consolidating Statement of Operations -
Three Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$43,250	$502	$(29)	$43,723
Cost of Revenues	-	29,831	556	(29)	30,358

Gross Profit (Loss)	-	13,419	(54)	-	13,365
Operating Expenses	-	9,564	96	-	9,660

Operating Income (Loss)	-	3,855	(150)	-	3,705
Interest and Other Income	2,473	180	1	(2,473)	181
Interest Expense	2,473	2,709	-	(2,473)	2,709

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	1,326	(149)	-	1,177
Income Tax Expense	-	571	-	-	571

Income (Loss) before Equity Account for Subsidiaries	-	755	(149)	-	606
Equity Account for Subsidiaries	606	(149)	-	(457)	-

Net Income (Loss)	$606	$606	$(149)	$(457)	$606

11. GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations -
Nine Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$121,030	$1,353	$(183)	$122,200
Cost of Revenues	-	78,532	1,367	(183)	79,716

Gross Profit (Loss)	-	42,498	(14)	-	42,484
Operating Expenses	-	27,869	395	-	28,264

Operating Income (Loss)	-	14,629	(409)	-	14,220
Interest and Other Income	8,846	362	3	(8,846)	365
Interest Expense	8,846	9,169	-	(8,846)	9,169
Debt Repayment Charges	-	2,714	-	-	2,714

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	3,108	(406)	-	2,702
Income Tax Expense	-	1,339	-	-	1,339

Income (Loss) before Equity Account for Subsidiaries	-	1,769	(406)	-	1,363
Equity Account for Subsidiaries	1,363	(406)	-	(957)	-

Net Income (Loss)	$1,363	$1,363	$(406)	$(957)	$1,363

Condensed Consolidating Statement of Cash Flows -
Nine Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$-	$20,652	$(770)	$-	$19,882

Cash Flows from Investing Activities:					-
Acquisition of businesses	-	(6,000)	-	-	(6,000)
Capital expenditures	-	(3,875)	(55)	-	(3,930)
Discontinued operations, net	-	7,510	-	-	7,510

Net Cash Used in Investing Activities	-	(2,365)	(55)	-	(2,420)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	-	-	-	110,000
Payments of long-term debt	(108,326)	(207)	-	-	(108,533)
Debt issuance costs	(4,677)	-	-	-	(4,677)
Issuance of common stock	572	-	-	-	572
Excess tax benefit from exercise of options	203	-	-	-	203
Intercompany advances, net	2,228	(3,074)	846	-	-

Net Cash Provided (Used) by Financing Activities	-	(3,281)	846	-	(2,435)

Net Change in Cash and Cash Equivalents	-	15,006	21	-	15,027
Cash and Cash Equivalents, Beginning of Period	-	6,758	114	-	6,872

Cash and Cash Equivalents, End of Period	$-	$21,764	$135	$-	$21,899

12.	INTEREST AND OTHER INCOME

In October 2005, we sold our one-third interest in an office building located in Las Vegas, Nevada and concurrently renewed our lease with the buyer to lease a floor in the same building. The transaction was accounted for as a sale-leaseback. Accordingly, we deferred a gain, initially totaling $1,815 representing the present value of future lease payments. We amortized the deferred gain (as a reduction of rental expense), using the straight-line method through April 2008. In May 2008, we terminated the lease and relocated our offices to different leased space. The unamortized sale lease-back gain, in the amount of $457, was recognized as other income in our consolidated statements of operations and reported as a gain on sale of assets in our consolidated statements of cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our beliefs about the sufficiency of our reserves for estimated environmental liabilities, our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions to our defined benefit pension plans and supplemental executive retirement plan, our expectation regarding cash expenditures for environmental remediation at our former Henderson, Nevada site over the next several years, statements regarding the anticipated timing of the recognition of certain of our deferred revenues, statements regarding our beliefs about future demand, average prices and related revenues for perchlorates, in particular Grade I ammonium perchlorate, our expectation that there will be no increases in demand for sodium azide in the near future and that Halotron volumes are expected to be relatively consistent in fiscal 2008 as compared to fiscal 2007, statements relating to our expectations for revenue declines in our Aerospace Equipment Segment, our statements regarding factors that will affect our consolidated gross margins and our expectations for certain gross margins in the future, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of these and other factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007.
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
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fine Chemicals	53%	70%	58%	58%

Specialty Chemicals:
Perchlorates	29%	17%	28%	27%
Sodium Azide	0%	0%	0%	1%
Halotron	4%	3%	3%	2%

Total Specialty Chemicals	33%	20%	31%	30%

Aerospace Equipment	9%	10%	9%	10%

Other Businesses:
Real Estate	0%	0%	0%	1%
Water Treatment Equipment	5%	0%	2%	1%

Total Other Businesses	5%	0%	2%	2%

Total Revenues	100%	100%	100%	100%

Fine Chemicals. Our Fine Chemicals segment includes our wholly-owned subsidiary Ampac Fine Chemicals LLC or “AFC”. Our Fine Chemicals segment is a manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (“FDA”) current good manufacturing practices or “cGMP”. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technologicaly position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.
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

RESULTS OF OPERATIONS
REVENUES

	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$19,654	$30,736	$(11,082)	(36%)
Specialty Chemicals	11,942	8,780	3,162	36%
Aerospace Equipment	3,380	4,119	(739)	(18%)
Other Businesses	1,764	88	1,676	1,905%

Total Revenues	$36,740	$43,723	$(6,983)	(16%)

Nine Months Ended:
Fine Chemicals	$76,920	$70,693	$6,227	9%
Specialty Chemicals	40,278	36,702	3,576	10%
Aerospace Equipment	11,350	12,560	(1,210)	(10%)
Other Businesses	3,429	2,245	1,184	53%

Total Revenues	$131,977	$122,200	$9,777	8%

Fine Chemicals. The decrease is Fine Chemicals revenues for the third quarter of fiscal 2008 compared to the prior fiscal year third quarter is primarily due to the timing of customer orders and of the related revenue recognition between the fiscal 2008 quarterly periods. For the nine months ended June 30, 2008, Fine Chemicals segment revenues have increased 9% compared to the prior year period. The growth over the prior fiscal year period reflects continued strength in the segment’s anti-viral products, offset partially by lower sales of oncology products.
During the fiscal 2008 third quarter, our Fine Chemicals segment received cash payment from one of its anti-viral product customers and recorded a significant amount of deferred revenue. We currently anticipate that substantially all of the deferred revenues as of June 30, 2008 will be recognized in our fiscal 2008 fourth quarter.
Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 91% and 88% of Specialty Chemicals revenues in the fiscal 2008 and 2007 nine-month periods, respectively.
The variances in Specialty Chemicals revenues reflect the following factors:
•	A 50% increase in perchlorate volume and a 3% decrease in the related average price per pound in the fiscal 2008 third quarter.
•	A 27% increase in perchlorate volume, offset partially by a 11% decrease in the related average price per pound for the nine months ended June 30, 2008.
•	Sodium azide revenues decreased 68% in the fiscal 2008 nine-month period compared to the prior year period.
•	Halotron revenues increased 10% in the fiscal 2008 nine-month period compared to the prior year period.
The increases in Specialty Chemicals revenues for both the fiscal 2008 third quarter and nine-month period, as compared to the respective prior year periods, are a reflection of the timing of customer orders within the fiscal years. This is in line with our expectation that from quarter to quarter revenues will vary, and on an annual basis demand for perchlorates and perchlorate revenues for fiscal 2008 will be consistent with fiscal 2007. The decreases in average price per pound in the fiscal 2008 periods also reflect less specialized-blend materials than the comparable periods.

Over the longer term, we continue to expect demand for Grade I AP to be within the ranges of fiscal years 2006 and 2007. In addition, Grade I AP revenues are typically derived from a relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.
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
Aerospace Equipment. The decreases in Aerospace Equipment revenues during the fiscal 2008 periods reflect two primary factors:
•	The awards of new contracts are occurring later than we previously anticipated.
•
During the fiscal 2008 third quarter, a component supplier for one of the Aerospace Equipment segment’s larger production contracts experienced a quality issue with respect to their manufactured component, which in turn resulted in a delay in delivery of these components to our ISP facilities. The quality issue at the supplier has been resolved and production under this contract has resumed. Nonetheless, the delay did result in significant revenue declines during the fiscal 2008 third quarter.

We currently anticipate that the aforementioned revenue factors will continue to place downward pressure on the Aerospace Equipment segment’s revenues in the fiscal 2008 fourth quarter resulting in revenue declines in this segment for fiscal 2008 compared to fiscal 2007.
Other Businesses. The increase in our Other Businesses segment revenues for the fiscal 2008 third quarter and nine months ended June 30, 2008 is due to an increase in water treatment equipment sales.
COST OF REVENUES AND GROSS MARGIN

	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Revenues	$36,740	$43,723	$(6,983)	(16%)
Cost of Revenues	23,990	30,358	(6,368)	(21%)

Gross Margin	12,750	13,365	(615)	(5%)

Gross Margin Percentage	35%	31%

Nine Months Ended:
Revenues	$131,977	$122,200	$9,777	8%
Cost of Revenues	85,188	79,716	5,472	7%

Gross Margin	46,789	42,484	4,305	10%

Gross Margin Percentage	35%	35%
For our fiscal 2008 third quarter, cost of revenues was $23,990 compared to $30,358 for the prior fiscal year third quarter. The consolidated gross margin percentage was 35% and 31% for our fiscal 2008 and 2007 third quarters, respectively. For the nine months ended June 30, 2008, cost of revenues was $85,188 compared to $79,716 for the prior fiscal year period. The consolidated gross margin percentage was 35% in each of the fiscal 2008 and 2007 nine-month periods.
One of the significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our two largest segments because our Specialty Chemicals segment typically has higher gross margins than our Fine

Chemicals segment. The revenue contribution by each of our segments is indicated in table above under the heading “Our Business Segments”.
In addition, consolidated gross margins for our fiscal 2008 third quarter and nine-months ended June 30, 2008, reflect:
•
A decrease in Fine Chemicals segment gross margin percentage of approximately seven points for the fiscal 2008 third quarter and approximately three points for the nine months ended June 30, 2008, each compared to the comparable prior fiscal year period. There are several factors affecting Fine Chemicals gross margin percentages. The primary factor is a change in product mix, with the fiscal 2008 periods, and in particular the third quarter of fiscal 2008, containing a greater percentage of lower-margin products than the comparable fiscal 2007 periods. To a lesser extent, gross margin percentages were also reduced by product scheduling and maintenance issues which affected manufacturing efficiency. The Fine Chemicals segment operating margin percentage is expected to increase significantly for our fiscal 2008 fourth quarter, although for our full fiscal 2008, we continue to expect that Fine Chemical’s operating margins will be less than fiscal 2007.

•
Specialty Chemicals segment gross margin percentage improved twenty points for the fiscal 2008 third quarter and eight points for the nine months ended June 30, 2008, compared to the respective prior year periods, reflecting the following:

•
Mid fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in fiscal 1998. This reduction in amortization expense improved the Specialty Chemicals segment gross margin percentage by eight points for the fiscal 2008 third quarter and three points for the nine months ended June 30, 2008, compared to the respective prior year periods.

•	The gross margin percentages in the fiscal 2008 periods benefited from higher Grade I AP production quantities in fiscal 2008, and the related improvement in fixed manufacturing costs absorption.
•	On a year-to-date basis, an increase in Aerospace Equipment segment gross margin percentage.
OPERATING EXPENSES

	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Operating Expenses	$10,377	$9,660	$717	7%
Percentage of Revenues	28%	22%

Nine Months Ended:
Operating Expenses	$31,824	$28,264	$3,560	13%
Percentage of Revenues	24%	23%
For our fiscal 2008 third quarter, operating expenses increased $717 to $10,377 from $9,660 in the third quarter of fiscal year 2007. For the nine months ended June 30, 2008, operating expenses increased $3,560 to $31,824 from $28,264 for the prior fiscal year period. The variances are primarily due to:
•
A decrease in Fine Chemicals segment operating expenses of $249 for the fiscal 2008 third quarter and an increase of $717 for the nine months ended June 30, 2008 due to changes in personnel related costs.

•
A decrease in Specialty Chemicals segment operating expenses of $392 for the fiscal 2008 third quarter primarily due to the timing of employee benefit expenses. On a year-to-date basis, the lower employee benefit costs were offset by increases in environmental compliance related expenses and product development costs.

•	An increase in Aerospace Equipment operating expenses of $311 for the fiscal 2008 third quarter primarily due to additional research and development and bid and proposal costs.

•	An increase in corporate operating expenses of $950 for the fiscal 2008 third quarter and $2,225 for the nine months ended June 30, 2008, which latter increase includes $762 increase in retirement benefit expenses, $661 increase in salaries and benefits, $384 increase in corporate development costs, and $248 increase in Sarbanes-Oxley compliance costs.
SEGMENT OPERATING INCOME

	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$621	$4,950	$(4,329)	(87%)
Specialty Chemicals	5,998	1,935	4,063	210%
Aerospace Equipment	(330)	310	(640)	(206%)
Other Businesses	341	(183)	524	(286%)

Segment Operating Income	6,630	7,012	(382)	(5%)
Corporate Expenses	(4,257)	(3,307)	(950)	29%

Operating Income	$2,373	$3,705	$(1,332)	(36%)

Nine Months Ended:
Fine Chemicals	$9,426	$10,795	$(1,369)	(13%)
Specialty Chemicals	16,768	11,846	4,922	42%
Aerospace Equipment	248	607	(359)	(59%)
Other Businesses	340	564	(224)	(40%)

Segment Operating Income	26,782	23,812	2,970	12%
Corporate Expenses	(11,817)	(9,592)	(2,225)	23%

Operating Income	$14,965	$14,220	$745	5%

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
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Nine Months Ended June 30,			Percentage
	2008	2007	Change	Change

Cash Provided (Used) By:
Operating activities	$21,141	$19,882	$1,259	6%
Investing activities	(10,027)	(2,420)	(7,607)	(314%)
Financing activities	230	(2,435)	2,665	109%

Net change in cash for period	$11,344	$15,027	$(3,683)	(25%)

Operating Activities. – Cash flows from operating activities during the first nine months of fiscal 2008 improved by $1,259 compared to the prior fiscal year nine-month period. Operating activities provided cash of $21,141 for the nine months ended June 30, 2008 compared to providing cash of $19,882 for the prior fiscal year nine-month period.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $406.
•	An improvement in cash flow provided by working capital accounts of $5,320, excluding the effects of interest and income taxes.
•	An increase in cash taxes paid of $3,489.
•	An increase in cash used for interest payments of $1,414.

•	A reduction in cash used for environmental remediation of $1,043.
•	Other decreases in cash used for operating activities of $205.
Cash provided by working capital accounts improved during the first nine months of fiscal 2008 primarily due to early collection of accounts receivable. In addition, the rate of inventory growth, primarily at AFC, during the first nine months of fiscal 2008 has declined compared to the prior fiscal year nine-month period. The improved cash flow from accounts receivable and inventories was offset partially by reductions in accounts payable, accrued liabilities and employee related liabilities.
As of June 30, 2008, our balance sheet reflects deferred revenues and customer deposits of $23,243 which primarily includes payments received from our customers but for which we have not yet shipped product or recorded revenues. We anticipate that substantially all of this balance will be recorded as revenues during our fourth quarter of fiscal 2008.
We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
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
Investing Activities. Cash used for capital expenditures increased for the nine months ended June 30, 2008 primarily associated with capital spending for our Fine Chemicals segment that included the upgrade of an existing production line to better handle new projects and the installation of equipment in support of a long-term program.
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
Effective on September 30, 2006, we sold our 50% ownership stake in Energetic Systems, Inc. for $7,510. The cash was collected in the subsequent month, which is reflected in cash provided by investing activities for the nine months ended June 30, 2007.
Financing Activities. Cash used for financing activities during the nine months ended June 30, 2007 relates to the refinancing of our former credit facilities in February 2007.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008, we had cash of $32,770. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of $18,354 as of June 30, 2008. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our borrowings.
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
LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES
Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;
•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;
•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and
•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;
•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% of the principal amount to be redeemed and reducing to 100% by February 1, 2013;
•
until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest thereon, with the proceeds of certain sales of our equity securities; and

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
Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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
As of June 30, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,354, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

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
CONTRACTUAL OBLIGATIONS
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2007. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, operating leases and purchase commitments. As of June 30, 2008, there have been no material changes to our contractual obligations from September 30, 2007, with the exception of our lease for corporate office space in Las Vegas, Nevada. In May 2008, we moved our corporate headquarters and entered into a 10 year lease agreement for the space. The terms include average annual rental of $998.
In addition, at June 30, 2008, we have recorded an estimated liability for environmental remediation of $14,666 (see Note 7 to the condensed consolidated financial statements included in Item 1 of this report) and aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $15,404 (see Note 10 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $1,000 for environmental remediation during fiscal 2008. We expect to contribute $3,137 to our defined benefit pension plans and SERP during fiscal 2008. We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At June 30, 2008, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of June 30, 2008, we had $1,848 in outstanding standby letters of credit which mature through May 2012. These letters of credit principally secure performance of certain environmental protection equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We had an employment agreement in effect with our Chief Executive Officer which agreement expired on December 31, 2007. We have an employment agreement in place with our Chief Operating Officer, the term of which ends on September 30, 2010, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. Our on-going employment agreement is primarily an “at will” employment agreement, under which we may terminate the employment of our Chief Operating Officer for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under these agreements and arrangements were $4,080 as of September 30, 2007. On December 31, 2007, as a result of the expiration of the employment agreement with our Chief Executive Officer, our estimated minimum aggregate severance benefits were reduced by $1,426. Effective as of July 8, 2008, we entered into severance agreements, with aggregate severance benefits totaling $1,297, with each of our Vice President, Administration and Secretary and our Vice President, Chief Financial Officer and Treasurer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract.
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
Sales and Revenue Recognition. Revenues from our Specialty Chemicals segment, Fine Chemicals segment, and water treatment equipment are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. We record deferred revenues upon shipment of the product and recognize these revenues in the period when the acceptance period lapses or customer acceptance has occurred. Some of our perchlorate and fine chemical products customers have requested that we store materials purchased from us in our facilities. We recognize revenue prior to shipment of these bill and hold transactions when we have satisfied the criteria of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition,” which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
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
Environmental Costs. We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms and consultants, for the estimated duration of the remediation activity. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.

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
Recently Issued or Adopted Accounting Standards. In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on October 1, 2007; see Note 9 to the condensed consolidated financial statements included in Item 1 of this report.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and what impact adoption would have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that SFAS No. 141R, once adopted, will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
As of June 30, 2008, there were no material changes to our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007. We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of June 30, 2008, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At June 30, 2008, we had no amount outstanding under our Revolving Credit Facility. Trading volume for our Senior Notes is limited. We estimate the fair value of the Senior Notes to be approximately $107,250 based on the most recent trade data, which is as of March 2008.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Most of the perchlorate chemicals we produce, which accounted for 89% of our total revenues in the Specialty Chemicals segment for fiscal 2007 and approximately 28% of our total revenues for fiscal 2007, are purchased by a small number of customers. For example, Alliant Techsystems, Inc., one of our ammonium perchlorate, or AP, customers, accounted for 15% of our total revenues for fiscal 2007. In our Aerospace Equipment segment, 70% of our total revenues in this segment for fiscal 2007 was from two customers. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchase from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
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
Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations change and compliance is deficient in any significant way, it could have a material adverse effect on us. In our Specialty Chemicals and Fine Chemical segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.
Moreover, in other areas of our business, we are, like other government and military contractors and subcontractors, subject directly or indirectly in many cases to government contracting regulations and the additional costs, burdens and risks associated with meeting these heightened contracting requirements. Failure to comply with government contracting regulations may result in contract termination, the potential for substantial civil and criminal penalties, and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. For example, these consequences could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. In addition, the U.S. government and its principal prime contractors periodically investigate the U.S. government’s contractors and subcontractors, including with respect to financial viability, as part of the U.S. government’s risk assessment process associated with the award of new contracts. Consequently, for example, if the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired. Further, a portion of our business involves the sale of controlled products overseas, such as supplying AP to various foreign defense programs and commercial space programs. Foreign sales subject us to numerous additional complex U.S. and foreign laws and regulations, including laws and regulations governing import-export controls applicable to the sale and export of munitions and other controlled products and commodities, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. The costs of complying with the various and often complex and frequently changing laws and regulations and regulatory oversight applicable to us and the businesses in which we engage, and the consequences should we fail to comply, even inadvertently, with such requirements, could be significant and could reduce our profitability and liquidity.
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
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of the federal EPA actions, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs.
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
Henderson Site Environmental Remediation Reserve. During fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for equipment, operating and maintenance costs, and costs for consultants. Key factors in determining the total estimated cost include an estimate of the speed of groundwater entering the treatment area, which was then used to estimate a project life of 45 years, as well as estimates for capital expenditures and annual operating and maintenance costs. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the operating and maintenance phase and expect cash spending to decline to less than $1,000 per year annually for the next several years. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of June 30, 2008, we had established reserves in connection with the AMPAC Henderson Site of approximately $14,666, which we believe to be sufficient to cover our estimated environmental liabilities for that site at that time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
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
Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (temporarily or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. Our manufacturing operations could also be the subject of an external or internal event, such as a terrorist attack or external or internal accident, that, despite our security, safety and other precautions, results in a disruption or delay in our operations. It is possible that a release of hazardous materials or other dangerous chemicals from one of our facilities or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.
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
AFC uses substantial amounts of raw materials in its production processes, including petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact revenue and operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues. Certain key raw materials are obtained from sources from outside the U.S. Factors that can cause delays in the arrival of raw materials include weather, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.
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
Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with some of our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities required for energetic and high containment chemistry. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to retain these highly skilled and experienced employees.
We may continue to expand our operations through acquisitions, which could divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.
Our business strategy includes growth through future possible acquisitions. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain or otherwise facilitate cost-effective financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.
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
As of June 30, 2008, we had outstanding debt totaling $110,417, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total number of	Maximum number (or
	Total number	Average	shares purchased as	approximate dollar value)
Period	of shares	price paid	part of publicly	of shares that may yet be
	purchased	per share	announced plans or	purchased under the
			programs	plans or programs
April 1, 2008 to April 30, 2008	0	N/A	0	N/A
May 1, 2008 to May 31, 2008	0	N/A	0	N/A
June 1, 2008 to June 30, 2008	11,080(1)	$17.50(1)	0	N/A
Total	11,080	$17.50	0	N/A

(1) In accordance with the American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated, and in settlement of an optionee’s obligation to pay the exercise price for options granted under such plan, we may withhold from the shares otherwise to be received by the optionee that number of shares having an aggregate fair market value on the date of exercise equal to the aggregate exercise price for such options. For purposes of determining such fair market value, we use the price per share of our common stock equal to the closing price of our common stock on The Nasdaq Stock Market LLC on the date of exercise.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.
ITEM 5. OTHER INFORMATION – None.
ITEM 6. EXHIBITS – See attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: August 7, 2008	/s/ JOHN R. GIBSON

John R. Gibson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ DANA M. KELLEY

Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1
Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the Registrant’s Registration Statement on Form S-3 (File No. 33-15674))

3.2
Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.3
Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.4
American Pacific Corporation Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on November 15, 2007)

3.5
Form of Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999)

3.6
Form of Letter to Stockholders with copies of Summary of Rights to Purchase Preference Shares (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999)

3.7
Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008)

10.1
Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008)

10.2
Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008)

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