Form 10-K
period 2008-09-30
AMERICAN PACIFIC CORP
filed 2008-12-15
CIK 350832

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
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
(702) 735-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 Per Share	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $109.7 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of shares of common stock, $.10 par value, outstanding as of November 30, 2008, was 7,504,591.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2008, are incorporated by reference into Part III of this report.

PART I
FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to, statements about our business strategy, expectations of anticipated market conditions, competition and the business environment in which we operate, our expectations and estimates for our environmental remediation efforts, the effect of recent GAAP accounting pronouncements on our financial statements, statements regarding our future operating results and our profitability, anticipated sources of revenue as well as timing, pricing and magnitude of orders for our products, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “can,” “could,” “may,” “should,” “will,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend” or the negative of these terms or similar words or expressions. Discussions containing such forward-looking statements may be found throughout the document. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.
The terms “Company,” “AMPAC,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. References to “fiscal 2009,” “fiscal 2008,” “fiscal 2007” and “fiscal 2006” correspond to the fiscal year ending September 30, 2009 and to the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, respectively.
Item 1. Business (Dollars in Thousands)
OUR COMPANY
We are a leading manufacturer of fine and specialty chemicals within our focused markets. Our fine chemicals products represent the active pharmaceutical ingredient (“API”) or registered intermediate in certain anti-viral, oncology and central nervous system drugs. Our specialty chemicals and aerospace equipment products are utilized in national defense programs and provide access to, and movement in, space, via solid propellant and propulsion thrusters. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal and international regulatory standards. We generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.
We are the only North American producer of ammonium perchlorate, or “AP,” which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business (“ISP”) from Aerojet-General Corporation,” which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. On November 30, 2005, we acquired GenCorp Inc.’s fine chemicals business, or the “AFC Business,” through our wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”), which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading custom manufacturer of certain active pharmaceutical ingredients, or “APIs,” and registered intermediates for pharmaceutical and biotechnology companies. Both of these businesses have been successfully integrated.
The Company and its predecessors have been engaged in the manufacture of specialty chemicals since 1955. The Company was incorporated in Delaware in December 1980. The address of our principal executive offices is 3883 Howard Hughes Parkway, Suite 700, Las Vegas, Nevada 89169. Our telephone number is (702) 735-2200 and our website is located at www.apfc.com. The contents of our website are not part of this report.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2008	2007	2006

Fine Chemicals	61%	57%	52%

Specialty Chemicals:
Perchlorates	26%	28%	28%
Sodium azide	0%*	1%	2%
Halotron	2%	2%	3%

Total specialty chemicals	28%	31%	33%

Aerospace Equipment	8%	9%	12%

Other Businesses:
Real estate	1%	1%	1%
Water treatment equipment	2%	2%	2%

Total other businesses	3%	3%	3%

Total revenues	100%	100%	100%

*	less than 1%
Please see discussions in Note 12 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information on our segments and financial information about geographic areas for the past three fiscal years.
FINE CHEMICALS. Our Fine Chemicals segment is a custom manufacturer of APIs and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices (“cGMP”) and other regulatory agencies such as the European Medicines Agency (“EMEA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process and development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing highly potent (including cytotoxic) products and performing energetic and nucleoside/nucleotide chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed, or “SMB,” technology and own and operate two large-scale

SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in handling highly toxic chemicals and our specialized high containment facilities provide us a significant competitive advantage in competing for various opportunities associated with highly potent compounds, such as drugs used for oncology. AFC is one of the few companies in the world that can manufacture highly potent pharmaceutical products at a multi-ton annual rate. Moreover, our significant experience and specially engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole-source and limited-source contracts, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier on several of our fine chemicals products.
•	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as six months to two years.
•	Significant Financial Costs. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
We believe that the pharmaceutical markets provide an opportunity for our growth. The pharmaceutical markets are being driven by strong demand for products that use our core technologies, including HIV-related drugs and oncology drugs, most of which are expected to use energetic and high-potency compounds. With the FDA emphasizing chirally-pure drugs, we believe our investment in SMB technology is a strong competitive advantage for us. In addition, we see a current trend toward more outsourcing by the pharmaceutical industry and AFC’s pipeline of new products continuing to grow.
SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of AP, which is a type of perchlorate. Sales of perchlorates represented 91% of the segment’s revenues for fiscal 2008. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
We have supplied AP for use in space and defense programs for over 50 years and we have been the only AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation, or “KMCC.” A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellant. For fiscal 2008, our largest programs were the Minuteman III propulsion replacement program, the Space Shuttle Reusable Solid Rocket Motor (“RSRM”), the Guided Multiple Launch Rocket System (“GMLRS”) missile and the Ares next-generation space exploration vehicles.
Alliant Techsystems Inc. or “ATK” is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations. We believe our contract with ATK provides our Specialty Chemicals segment significant stability.

We expect Grade I AP demand in fiscal 2009 to be less than fiscal 2008, primarily due to the completion of the three year Minuteman III propulsion replacement program. The expected decline in volume is not expected to have a corresponding effect on revenues due to the pricing under our contractual price-volume matrix with ATK. Over the longer term, we expect annual demand for Grade I AP to be within the range of 6 million to 9 million pounds based on current NASA and U.S. Department of Defense, or “DOD,” production programs. However, AP demand could increase if there is an extension to the Space Shuttle program and/or an acceleration of the Ares program. We believe that our stable revenue from AP, combined with the segment’s profitability and minimal capital expenditures, should provide us with stable cash flow from our Specialty Chemicals segment.
AEROSPACE EQUIPMENT. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Our Aerospace Equipment segment is expected to grow over the next several years as a result of our customer relationships, competitive pricing and focus on technologies. Growth areas should include missile defense programs, the commercial satellite segment, space exploration and launch vehicles.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.
DISCONTINUED OPERATIONS. We also held a 50% ownership stake in Energetic Systems, Inc. (“ESI”), an entity we consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” that manufactured and distributed commercial explosives. In June 2006, our board of directors approved and we committed to a plan to sell our interest in ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues, expenses and cash flows associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.
OUR STRENGTHS
LEADING MARKET POSITIONS WITH SIGNIFICANT BARRIERS TO ENTRY. We maintain a leading market position in each of our focused markets, which are characterized by high barriers to entry. Generally, these barriers include strategic customer relationships and long-term contracts, high switching costs due to intertwined technology between manufacturer and customer, a highly-specialized workforce, proprietary processes and technologies, Underwriters Laboratories regulated products, regulatory factors, and manufacturing facilities that possess the necessary infrastructure to support potentially hazardous and technically sensitive work.
Fine Chemicals. Through our acquisition of the AFC Business, we have been involved in the development and manufacture of APIs and registered intermediates for over 20 years and have developed long-term customer relationships with leading pharmaceutical and biotechnology companies. We have distinctive competencies in performing chiral separations, manufacturing highly potent (including cytotoxic) products and performing energetic and nucleoside/nucleotide chemistries at commercial scale. Our pharmaceutical and biotechnology customers are dependent on the APIs and registered intermediates we produce for the efficacy of their drugs. Our customers’ commitment, in most cases, to use us as the sole or limited-source supplier of these ingredients demonstrates their trust in our ability to continually deliver at the necessary high level of quality.

We have invested significant resources in our facilities and technology base and we are one of the few companies in the world with the capability to use energetic chemistry on a commercial scale under the FDA’s cGMP. We are also a world leader in the use of SMB technology and the manufacture of highly potent compounds for the pharmaceutical industry. Manufacturing APIs requires unique experience in chemistry and engineering as well as compliance with the FDA’s cGMP. For many of our products, few other manufacturers have the technological capability, experience or physical facilities to supply a competing product. Also, the FDA approval process for our customers generally requires the manufacturer of specific chemicals to be named. In these cases, switching contractors usually requires additional regulatory approval for our customers, which can be a lengthy and expensive process.
Specialty Chemicals. We have been manufacturing AP for over 50 years and have been the only North American supplier of AP since 1998. AP is a key component of solid propellant rockets, booster motors and missiles that are utilized in DOD programs such as the Minuteman missile, Multiple Launch Rocket System, the Standard missile and Cruise missiles, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and NASA space exploration programs. There is currently no domestic alternative to these solid rocket motors. As a result, we believe that the U.S. government views us as a strategic national asset. Based on the current size of the AP market, the rigorous and time-consuming requirements to qualify as an AP supplier for government or commercial launch vehicles and the high capital requirements for building an AP manufacturing facility, we believe building a competing facility in North America is not a viable option for a potential competitor.
Aerospace Equipment. We are one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our relationships with our customers vary from a few years to over 20 years. Our experience partnering with our customers enables us to provide additional value is assessing project requirements and scope. We believe that, along with our established technology base and long-term customer relationships, the investment in product qualification, reliability standards required by the market, and competitive pricing represent a significant barrier to entry.
STRATEGIC CUSTOMER RELATIONSHIPS. Our focused markets require technically advanced, high quality products along with a strong service component due to the critical nature of the products that we supply. Often our mission critical products are imbedded within the final end-product and some of our products have been supported through customer-funded product development investments. As a result, we have developed strategic relationships with our targeted customer base, which has led to our portfolio of sole-source and limited-source contracts. As the sole-source or limited-source supplier, we are generally the only contractor or one of only two contractors that has been qualified by the customer and/or regulatory agency to provide the respective product. We believe these relationships enable us to maintain leading market positions in our respective target markets and will allow our business to grow significantly in the future through the successful re-compete and/or expansion of existing contracts and the award of new contracts.
MANUFACTURING EXCELLENCE. We believe that our manufacturing facilities for each of our core business segments provide us with a significant competitive advantage.
Fine Chemicals. Our Fine Chemicals facilities are operated in compliance with the FDA’s cGMP standards and we have received accreditation from the European Union’s EMEA and Japan’s Pharmaceutical and Medical Devices Agency. Our highly skilled team of experienced chemists, engineers, operators and other professionals provides assurance of supply of high quality products to our customers. Significant investments in new equipment since the acquisition of the AFC Business has enhanced our manufacturing capability, efficiency and capacity. We believe the combination of our highly skilled workforce and our modern manufacturing facilities has led to our advanced technological position within our targeted markets and positions us to capitalize on the expected industry growth within our fine chemicals core competencies.
Specialty Chemicals. Our AP manufacturing facility, which utilizes our proprietary technology and is ISO 9001 certified, is the only one of its kind in North America and its financing was supported in 1988 by the

U.S. government due to the strategic importance of AP to the U.S. government’s access to space and for military applications. We believe building a competing facility in North America is not a viable business option for a potential competitor.
Aerospace Equipment. Our specially-engineered manufacturing facilities allow us to provide a wide array of services to our customers, including gas welding, electron beam welding, final thruster assembly, clean room assembly, water flushing, water calibration, vibration and vacuum altitude simulation hot fire testing. Our hot fire test bed acceptance capability uses real-time infrared techniques to record temperature profiles in the thruster hardware during testing. We believe this capability is a significant advantage in assessing both the quality of existing designs and provides critical information to improve thruster performance in new designs.
SIGNIFICANT REVENUE VISIBILITY THROUGH LONG-TERM CONTRACTS. Our revenues are primarily derived from multi-year contracts with major defense and aerospace contractors and large pharmaceutical and biotechnology companies. Within the Specialty Chemicals segment, the majority of our revenues are generated from contracts that require our customers to purchase all of their AP requirements from us, subject to certain exceptions. In addition, our ATK contract provides for higher unit prices at lower volumes and contains annual price increases, which we believe provides our Specialty Chemicals segment significant revenue stability. Our Fine Chemicals segment generated nearly all of its sales in fiscal 2008 from long-term contracts related to existing ethical drug products that are FDA-approved and are currently on the market. Some of our contracts within the Fine Chemicals segment also have take-or-pay terms or required minimum purchase volumes, which guarantees a minimum revenue amount under those contracts.
ATTRACTIVE PORTFOLIO OF PRODUCTS. We believe our balanced product portfolio results in a stable revenue mix. Our APIs and registered intermediates are components of various drug applications primarily in the areas of anti-viral, oncology, and central nervous system. Our AP and aerospace equipment products are key components of various DOD and NASA programs, as well as commercial satellites.
OUR STRATEGY
PURSUE GROWTH OPPORTUNITIES THROUGH SELECTIVE ACQUISITIONS AND ORGANICALLY. We plan to selectively pursue expansion opportunities, thereby capitalizing on the expected growth within our core competencies. We continue to evaluate select strategic acquisitions within our existing markets that complement our existing product lines and technologies, particularly within our Fine Chemicals and Aerospace Equipment segments. We believe selective acquisitions enable us to capitalize on growth opportunities within our markets, gain manufacturing economies of scale, broaden our customer and product bases, and access complementary technologies. When evaluating organic investment opportunities, we focus on projects that are either supported by long-term contracts, improve our profitability under existing contracts through increased efficiency, or exhibit technology or intellectual property market advantages. With regard to potential long-term contracts which require us to make significant upfront capital investments, our goal is to earn an appropriate return on our investment through means such as recovering all or most of such investment through the pricing of products over the life of the contract.
We actively search for opportunities to apply our core competencies and technologies to develop new revenue generating activities. In addition to our internal research and product development activities and our strong relationships with our customers, we maintain collaborative research relationships with some of the leading science and engineering universities in the U.S.
LEVERAGE OUR EXISTING EXPERTISE TO MAINTAIN OUR LEADERSHIP POSITIONS. We plan to continue leveraging our extensive technical and manufacturing expertise in order to maintain our leadership positions within our existing markets. We believe the characteristics of each of our segments, combined with our history of manufacturing excellence, can lead to a higher level of profitability than many other chemicals companies.

Fine Chemicals. We are focused on building upon our core competencies in segments of the pharmaceutical market that are expected to generate sustained long-term growth. We believe this strategy will provide us growth opportunities from our existing (pharmaceutical and biotechnology) customers as well as select new customers. We continue to pursue opportunities that require the technologies in which we have a competitive advantage or expertise. We work very closely with these pharmaceutical and biotechnology companies in developing ingredients for drugs in Phase I/II clinical trials. This allows us to introduce our technology into the manufacturing process and generate revenue prior to commercialization of the end product. We are currently working with customers on over 25 products that are in various stages of clinical trials (Phase I — III) and are focusing our business development efforts to further increase the number of similar new business opportunities.
Specialty Chemicals. We intend to maintain our established leadership in AP production through a continued focus on existing programs, as well as on the award of new programs utilizing AP. Several DOD and NASA programs that would utilize solid rocket propellants are under consideration. Examples of potential opportunities include the completion and operation of the International Space Station, refurbishment of defense missile systems through programs such as the Minuteman III propulsion replacement program, increased defense and commercial satellite launch activity and the long-term development of the Ares I and Ares V vehicles, NASA’s proposed replacement for the Space Shuttle. We believe we are well positioned to benefit from programs using solid rocket propellant, due to our status as the only producer of AP in North America.
Aerospace Equipment. We intend to continue to grow our revenues in this market through a focus on existing programs, as well as on the award of new programs in expected growth areas such as satellites, launch vehicles and missile defense. With our focus on advanced products and our low cost emphasis, we intend to increase our market share with the major satellite and launch vehicle suppliers. In addition, we continue to pursue new market opportunities for our products. In recent years, we have focused on the kill vehicle and propulsion system markets. Each is now expected to make significant contributions to our revenue growth.
PRESERVE AND BUILD STRONG CUSTOMER RELATIONSHIPS. We plan to continue to build upon our existing customer relationships and develop select new customer relationships through our focus on technical expertise, manufacturing capabilities and customer service. Because of the custom nature of our products, we target customers with whom we can become a strategic partner. By focusing on a select customer base where we can provide value-added, technical expertise, we believe we are able to generate relationships in which our products and manufacturing know-how are imbedded within the final end-product. We believe this strategy has led to our portfolio of sole-source and limited-source contracts with significant barriers to entry and positions us to create additional business opportunities with existing customers.
OUR FINE CHEMICALS SEGMENT
AFC is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. AFC generates nearly all of its sales from manufacturing chemical compounds that are proprietary to its customers. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies. Most of the products AFC sells are used in existing drugs that are FDA approved and currently on the market. AFC is a pharmaceutical fine chemicals manufacturer that operates in compliance with the FDA’s cGMP. AFC has distinctive competencies in energetic chemistries, in production of highly potent (including cytotoxic) products and in performing chiral separations.
Energetic and Nucleoside/Nucleotide Chemistry. Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase in HIV-related drugs. For fiscal 2008, approximately 68% of AFC sales were derived from products that involved energetic and nucleoside/nucleotide chemistries. The pharmaceutical ingredients that are currently manufactured by AFC are used by its customers mostly in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system.
High-Potency (including Cytotoxic) Chemical Compounds. We believe that high-potency chemical compounds are a growing segment of the pharmaceutical fine chemicals industry. High-potency compounds are toxic by nature, thus extremely hazardous to handle and produce. The manufacture of high-potency chemical compounds requires high-containment manufacturing facilities and a high degree of expertise to ensure safe and reliable production. AFC has the expertise and experience to design processes and facilities to minimize and control potential exposure. The most common high-potency compounds are used for oncology. We believe that there are a large number of oncology drugs in the drug development pipeline and most utilize high-potency chemical compounds.
There is currently limited competition in the market for manufacturing high-potency chemical compounds at large scale, as it requires highly engineered facilities and a high level of expertise to safely and effectively manufacture these chemicals at commercial scale. The need for such expertise and facilities has discouraged many firms from entering this market. Entry into this market also requires a significant capital investment for specialized facilities if the market entrant does not already have access to such facilities. For fiscal 2008, approximately 12% of AFC sales were derived from sales of high-potency compounds.
Chiral Separations. Many chemicals used in the pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities. If they are found to be different and especially if one is found to cause side effects, then the FDA approval may require that the desired enantiomer be chirally pure (i.e. separated from its counterpart). Several techniques are available to achieve this chiral purity. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced by more conventional means (e.g. chemical reactions) such as chemical resolution and asymmetric synthesis.
SMB is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. SMB has been successfully used and approved by the FDA for the preparation of chirally-pure drugs. SMB technology allows the separation of two enantiomers with high purity and in high yield. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Currently, the market for custom manufacturing using SMB technology is substantially covered by four companies: AFC at its California site, Groupe Novasep SAS through its subsidiary Finorga in France, Daicel Chemical Industries, Ltd. at its manufacturing site in Japan and Sigma-Aldrich Corporation through its subsidiary SAFC Arklow Limited in Ireland. For fiscal 2008, approximately 19% of AFC sales were derived from products that rely on SMB technology.
Customers and Markets. AFC has established long-term relationships with key customers, the specific identities of which are contractually restricted as confidential. Its current customers include both multi-national pharmaceutical companies and emerging pharmaceutical companies. AFC maintains multi-year manufacturing agreements with several large pharmaceutical and several biopharmaceutical companies for annual supply of products. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships.

In March 2008, AFC and Gilead Sciences, Inc. (Gilead) entered into a three-year manufacturing supply agreement for a chemical compound referred to as “Tenofovir DF,” an active pharmaceutical ingredient in VIREAD®, TRUVADA®, and ATRIPLA™. Under the terms of the agreement, Gilead will be obligated to purchase minimum quantities of bulk Tenofovir DF from our Fine Chemicals segment through 2010, subject to certain terms within the agreement. The minimum quantities contained in the agreement support our long-term growth plans for this segment.
Competition. The pharmaceutical fine chemicals industry is fragmented. Based on available data, AFC believes the 20 largest manufacturers worldwide control less than 20% of the market with the largest manufacturer holding less than 5% of market share. A number of other manufacturers, including AFC, constitute the remaining approximately 80 of the industry. Pharmaceutical fine chemicals manufacturers generally compete based on their breadth of technology base, research and development and chemical expertise, flexibility and scheduling of manufacturing capabilities, safety record, regulatory compliance history and price.
To compete successfully in the pharmaceutical fine chemicals manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products at competitive prices. We believe they must also augment their capabilities with a complete line of complementary services, including process development and process improvement (from initial synthesis of a new drug candidate through market launch). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.
To a large extent, our success is tied to the success of the drugs our products are used to make; in general, the more successful the drug is, the more likely our customer is to order additional product from us to support the drugs. The success of a customer’s drugs in the marketplace depends on a number of factors, almost all of which are outside our control. However, we can be affected by competitive pressures and other influences faced by our customers including, for example, competition from newly introduced drugs.
Most large pharmaceutical and biotechnology companies have internal manufacturing capabilities that act as the first layer of competition for custom manufacturers like AFC. When a pharmaceutical or biotechnology company outsources a product, it typically selects from a relatively small number of companies, particularly for projects that involve hazardous materials, specialty chemistries or unique production equipment. AFC’s primary competitors vary in size and capabilities, and are all located in the United States or Western Europe. The table below lists AFC’s current primary competitors by each of AFC’s technology niches.

Energetic and
High Potency	Nucleosides/Nucleotides	SMB Technology
SAFC (1)	Novasep	Novasep
Helsinn (2)	OmniChem (3)	SAFC (1)
Cambrex Corp.	ZaCH Systems (4)	Saltigo

(1)	the fine chemicals division of Sigma-Aldrich Corporation

(2)	the chemicals operations division of Helsinn Group

(3)	a component of the pharmaceuticals division of Ajinomoto Company

(4)	a subsidiary of the Zambon Company
OUR SPECIALTY CHEMICALS SEGMENT
PERCHLORATE CHEMICALS. In March 1998, we acquired certain assets and rights of KMCC related to its production of AP. By virtue of this acquisition, we became the sole commercial producer of perchlorate chemicals in North America.

Market. AP is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. A significant number of existing and planned launch vehicles providing access to space use solid propellant and thus depend, in part, upon AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellant.
We have supplied AP for use in space and defense programs for over 50 years. Today, our principal space customers are ATK for the Minuteman program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including Navy Standard Missile, and Multiple Launch Rocket System programs. We have supplied AP to certain foreign defense programs and commercial space programs, although export sales of AP are not significant. The exporting of AP is subject to federal regulation that strictly limits our foreign sales of AP. We obtain export licenses on a case by case basis which is dependent upon the ultimate use of our product.
We expect Grade I AP demand in fiscal 2009 to be less than fiscal 2008, primarily due to the completion of the three year Minuteman III propulsion replacement program. The expected decline in volume is not expected to have a corresponding effect on revenues due to the pricing under our contractual price-volume matrix with ATK. Over the longer term, we expect annual demand for Grade I AP to be within the range of 6 million to 9 million pounds based on current NASA and DOD production programs. However, AP demand could increase if there is a substantial increase in space exploration activity.
We have little ability to influence the demand for Grade I AP. In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations. Any decision to delay, reduce or cancel programs could have a significant adverse effect on our results of operations, cash flow and financial condition.
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that may likely stimulate the demand for Grade I AP. As a consequence of these new space initiatives, as well as other factors, including the completion and utilization of the International Space Station (“ISS”), the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet, the development of the Ares next-generation space exploration vehicles and the number of Ares launches.
We also produce and sell a number of other grades of AP and different types and grades of sodium and potassium perchlorates (collectively “other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, perchloric acid and initiators. Some of these applications are in a development phase, and there can be no assurance of the success of these initiatives.
Customers. Prospective purchasers of Grade I AP consist principally of contractors in programs of NASA and the DOD. The specialized nature of the activities of these contractors restricts competitive entry by others. Therefore, there are relatively few potential customers for Grade I AP, and individual Grade I AP customers account for a significant portion of our revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors.
ATK is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations. ATK accounted for 16%, 15%, and 18% of our consolidated revenues during fiscal 2008, 2007 and 2006, respectively.

Manufacturing Capacity and Process. Production of AP at our manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of perchlorate chemicals annually and is readily expandable to 40.0 million pounds annually. Grade I AP produced at the facility and propellants incorporating such AP have been qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta, Pegasus and Atlas programs.
Our perchlorate chemicals facility is designed to locate particular components of the manufacturing process in discrete areas of the facility. It incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of our customers, insurance carriers and governmental authorities.
Perchlorate chemicals are manufactured by electrochemical processes using our proprietary technology. The principal raw materials used in the manufacture of AP (other than electricity) are sodium chlorate, graphite, ammonia and hydrochloric acid. All of the raw materials used in the manufacturing process are available in commercial quantities.
Competition. Upon consummation of the acquisition of certain assets and rights of KMCC in 1998, we became the sole North American commercial producer of perchlorate chemicals. We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification processes, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.
SODIUM AZIDE. In July 1990, we entered into agreements with Dynamit Nobel A.G. (“Dynamit Nobel”) under which it licensed to us its technology and know-how for the production of sodium azide. Thereafter, commencing in 1992, we constructed a production facility for sodium azide adjacent to our perchlorate manufacturing facility, located in Iron County, Utah and began selling sodium azide in 1993.
Market. The total demand for sodium azide is very limited and primarily from non-U.S. markets. Currently, sodium azide made by the Company is sold for use principally in pharmaceutical fine chemicals and other smaller niche markets.
We have an on-going program to evaluate our participation in other markets which use sodium azide or other sodium-based products. We can provide no assurances that our efforts will be successful.
Customers. Pharmaceutical businesses comprise the majority of end users.
Competition. We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least two producers in India including Alkali Metals.
HALOTRON. Halotron is a series of halocarbon-based clean fire extinguishing agents that incorporate both proprietary and patented blends of chemicals and hardware. Conventional fire extinguishing agents, such as those based on sodium bicarbonate (“regular dry chemical”) and mono-ammonium phosphate (“ABC dry chemical”) consist of finely divided solid powders. These agents leave a coating upon discharge that is typically costly to remove after a fire event. In contrast, the Halotron clean agents add value to the user since they are discharged either as a rapidly evaporating liquid or a gas that leaves no residue which minimizes or eliminates possible moderate or severe damage to valuable assets (such as electronic equipment, machinery, motors and most materials of construction).
Halotron I was designed to replace severe ozone depleting halon 1211 in all applications and Halotron II to replace halon 1301 in limited applications. Halon 1211 and 1301, both brominated CFC chemicals, were widely used worldwide as clean fire extinguishing agents. In 1987 the Montreal Protocol on Substances that Deplete the Ozone Layer (the Protocol”) was signed by more than 50 countries, including the U.S., and it stipulated restrictions on the production (which ended in developed countries at the end of 1993) and use of halons.
Halon 1211 is a streaming agent (where the agent is discharged manually toward a target) used in hand-held fire extinguishers. Halon 1301 is used extensively in fixed total flooding systems (where discharges are made automatically to “flood” a space to a pre-determined concentration within a confined space) of the type found, for example, in computer rooms and engine compartments. Both halon 1211 and 1301 are still used in the U.S. and elsewhere on a much more limited basis than in the periods prior to 1994.
Halotron I is based on a class II substance (as defined by the Protocol) raw material which has a near zero ozone depletion potential. Class II substances are, according to current adjustments and amendments to the Protocol which evolve over time, subject to a new production phase out between 2015 and 2030 depending on the country.
Customers and Market. Our largest Halotron I customer is Amerex Corporation. Since 1998, Amerex Corporation has incorporated bulk Halotron I manufactured by us into a full line of Underwriters Laboratories Inc. (“UL”) listed portables, and since 2003, larger UL listed wheeled fire extinguishers. We also sell Halotron I to other large Original Equipment Manufacturers (“OEMs”). In addition, over 80 commercial airports in the US have 500 lb type FAA approved Halotron I systems on their aircraft rescue and fire fighting vehicles.
The end-user market for clean fire extinguishing agents is generally divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime. The industrial segment includes manufacturing plants, computer component clean rooms, and telecommunications facilities. The commercial segment includes office buildings, wholesale and retail sales facilities, warehouses, and computer rooms. The military segment includes facility and aircraft fire protection. The civil aviation segment includes airport flightlines, gates, on-board aircraft, and aircraft manufacturing. The maritime segment includes commercial vessels, yachts, and pleasure boats.
We also actively market Halotron I into foreign countries which include Indonesia, Brazil, Canada, Pakistan, the Philippines, and Singapore, among others. The primary market for Halotron II, which is sold in limited volume, is Scandinavia. We intend to continue to leverage our position in the clean fire extinguishing market for portable fire extinguishers.
Competition. The primary competing product to Halotron I is FE36™ manufactured by DuPont. It is a hydrofluorocarbon-based (HFC-based) product that is sold in portable fire extinguishers through one major OEM, although FE36™ has a smaller distribution base than does Halotron I. There remains a small recycled halon 1211 market that competes with Halotron I. The other principal competing product to Halotron I in the conventional agent category (not clean agents) is an ABC dry chemical (mono ammonium phosphate) which is the highest volume product component in portable fire extinguishers and is offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor; however, it is much less effective. Another competing product is Novec™ 1230 from 3M™ which has a limited market share of the total flooding market but is not used in UL-listed portable fire extinguishers.
Clean agents compete based primarily on performance characteristics (including fire rating and throw range), toxicity, and price. The environmental and human health effects that are evaluated include ozone depletion potential, global warming potential and toxicity.
OUR AEROSPACE EQUIPMENT SEGMENT
Customers and Market. ISP is a leading supplier of propulsion products to the commercial and government satellite and launch vehicle market. ISP strives to develop products to meet our customers needs in the future. These needs can vary from high performance high cost items to lower performance inexpensive products. Some customers order thrusters and some order complete systems. Our customer base is primarily U.S. based with a few customers in Europe and Japan. This customer list has expanded over the last several years as ISP has penetrated new product markets and increased its participation in existing product markets.
Competition. The U.S. suppliers for monopropellant and bipropellant thrusters is highly concentrated with ISP and GenCorp Inc. being the prime competitors for commercial, civil and defense customers in the U.S. Foreign suppliers of in-space propulsion thrusters are not significant competitors in the U.S. The foreign competitors provide a significant amount of competition for European opportunities. The primary competitors are EADS Astrium (formerly DASA), Rafael in Israel, IHI in Japan and smaller competitors in Eastern Europe. The large installed capital base and the long-standing operating history of ISP provide a significant barrier to entry into this market.
Recent Acquisition. In October 2008, ISP completed the acquisition of Marotta Holdings, Ltd. and its wholly-owned subsidiaries (collectively “Marotta Europe”) for a Euro-denominated cash purchase price of €4.7 million, or approximately $6,451.
Marotta Europe designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.
We believe that combining the acquired capabilities of Marotta Europe with those at our Westcott, U.K. location will form a very competitive European operation that can supply ITAR-free propulsion systems and components to European space customers. The U.S. International Traffic in Arms Regulations or ITAR restricts and controls the U.S. export of commercial satellite components, including propulsion systems. European satellite companies have a strong preference for products not restricted by ITAR, so-called ITAR-free, and from time to time, have specified such in requests for proposals. With this acquisition, our Aerospace Equipment segment will be able to address new opportunities in the European aerospace markets.
OUR OTHER BUSINESSES SEGMENT
WATER TREATMENT EQUIPMENT. Our PEPCON Systems™ business designs, manufactures and services equipment used to purify air or water in municipal, industrial and power generation applications and is a provider of On Site Electrolytic Hypochlorination Generation technology. The systems are based on an electrochemical process to produce disinfection chemicals and are marketed under the ChlorMaster™ and Odormaster™ names. Disinfection chemicals are used by: (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) composting plants for the deodorizing of malodorous compounds in contaminated air.
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
REAL ESTATE. Our real estate operations are not significant. In fiscal 2005 we completed the sale of all our Nevada real estate assets that were targeted for sale.
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
FDA AND SIMILAR REGULATORY AGENCIES. AFC produces pharmaceutical chemicals in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as the FDA, the European Medicines Agency, and Japan’s Pharmaceutical and Medical Devices Agency. AFC’s regulatory status is maintained via comprehensive quality systems in compliance with FDA requirements set forth in the U.S. Code of Federal Regulations (21 CFR Parts 210 and 211). Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. cGMP guidelines cover a broad range of quality systems including manufacturing and laboratory activities, quality control and assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be qualified, validated and their use documented.
ENVIRONMENTAL MATTERS. Our operations are subject to extensive federal, state and local regulations governing, among other things, emissions to air, discharges to water and waste management. We believe that we are currently in compliance in all material respects with all applicable environmental, safety and health requirements and, subject to the matters discussed below, we do not anticipate any material adverse effects from existing or known future requirements. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. In addition, the operation of our manufacturing plants entails risk of adverse environmental and health effects (which may not be covered by insurance) and there can be no assurance that material costs or liabilities will not be incurred to rectify any past or future occurrences related to environmental or health matters.
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (the “EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water with perchlorate at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 — 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb. A decision as to whether or not to establish a minimum contaminate level is pending. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action. On October 10, 2008, the EPA announced a preliminary determination not to regulate perchlorate in drinking water at a national level. The EPA will make a final determination for perchlorate after considering information provided in the public comment period ended on November 28, 2008.
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
In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 ppm, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.
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
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations.
Henderson Site Environmental Remediation Reserve. We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range.
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
ISB is a new technology. Accordingly, as we gain ISB operational experience, we have and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Groundwater speed is one key variable used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.
O&M costs include primarily labor, utilities, repairs, maintenance supplies and consulting costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs for the duration of the project will be approximately $380.
As of September 30, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,500 to approximately $23,600, and the accrued amount was $14,278. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
AFC Environmental Matters. AFC’s facility is located on land leased from Aerojet-General Corporation (“Aerojet”), a subsidiary of GenCorp Inc. The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.
As part of the agreement to sell the AFC Business to us, an Environmental Indemnity Agreement was entered into whereby GenCorp Inc. agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by the AFC Business, Aerojet or GenCorp Inc. on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.
On November 29, 2005, EPA Region IX provided us with a letter indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Aerojet Superfund site.

It is our policy to conduct our businesses with a high regard for the safety of our personnel and for the preservation and protection of the environment. We devote significant resources and management attention to complying with environmental and safety laws and regulations. In view of our production and handling of specialty chemicals, such operations are regulated and monitored by governmental agencies such as the federal Occupational Safety and Health Administration, the EPA and other regulatory agencies. Accordingly, from time to time, we have been subject to compliance orders, including civil penalties, imposed by such regulatory agencies.
OTHER MATTERS
BACKLOG. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was approximately $35,000 and $98,000 as of September 30, 2008 and 2007, respectively. We anticipate backlog as of September 30, 2008 to be substantially filled during fiscal 2009.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts for which funding is contractually obligated by the customer) and unfunded backlog (contracts for which funding is not currently contractually obligated by the customer). We compute backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were $25,506 and $13,877, respectively, as of September 30, 2008 compared to both total and funded backlog of $13,599 as of September 30, 2007. We anticipate funded backlog as of September 30, 2008 to be filled during fiscal 2009.
Backlog is not a meaningful measure for our other business lines.
INTELLECTUAL PROPERTY. Most of our intellectual properties are trade secrets and know-how. In addition, our intellectual property includes our name, exclusive and non-exclusive licenses to other patents, and trademarks. The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of the Company: Halotron®, SEP™, OdorMaster®, ChlorMaster®, PEPCON®, Exceeding Customer Expectations®, and Polyfox®. In addition, we have various foreign registrations for Halotron.
RAW MATERIALS AND MANUFACTURING COSTS. The principal elements comprising our cost of sales are raw materials, component parts, electric power, direct labor, manufacturing overhead (purchasing, receiving, inspection, warehousing, safety, and facilities), depreciation and amortization. A substantial portion of the total cash costs of operating our Specialty Chemicals and Fine Chemicals plants, consisting mostly of labor and overhead, are largely fixed in nature.
The major raw materials used in our Specialty Chemicals segment production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Our operations consume a significant amount of power (electricity and natural gas); the pricing of these power costs can be volatile. Significant increases in the cost of raw materials or component parts may have an adverse impact on margins if we are unable to pass along such increases to our customers. All raw materials used in our manufacturing processes typically are available in commercial quantities.
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
PROFITABILITY. Although our operating results have not been subject to seasonal fluctuations, they have been and are expected to continue to be subject to variations from quarter to quarter and year to year due to the following factors, among others:
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
GOVERNMENT CONTRACTS SUBJECT TO TERMINATION. U.S. government contracts are dependent on the continuing availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers in our Specialty Chemicals and Aerospace Equipment segments are mainly U.S. government contractors subject to this yearly congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. In addition, to the extent we are acting as a subcontractor to U.S. government contractors, we are subject to the risk that the U.S. government may terminate its contracts with its contractors, either for its convenience or in the event of a default by the applicable contractor. Furthermore, since our significant customers are U.S. government contractors, they may cease purchasing our products if their contracts are terminated, which may have a material adverse effect on our operating results, financial condition or cash flow.
INSURANCE. Our policy is to obtain liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. We maintain public liability and property insurance coverage at amounts that management believes are sufficient to meet our anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of, our insurance.
EMPLOYEES. At September 30, 2008, we employed approximately 530 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.
At September 30, 2008, 154 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2010. We expect to renegotiate these agreements prior to their expiration.
AVAILABLE INFORMATION. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and file or furnish reports, proxy statements, and other information with the SEC. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website at http://www.apfc.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. We have also adopted a Standards of Business Conduct, which is our code of ethics that applies to our directors, officers and employees, and it is available on our website. The information contained on our website is not part of this report or incorporated by reference herein.
The public may read and copy any materials we file with or furnish to the SEC at the Public Reference Room maintained by the SEC located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying costs. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our electronic filings at www.sec.gov.
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
We depend on a limited number of customers for most of our sales in our Specialty Chemicals, Aerospace Equipment and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse affect on our financial position, results of operations and cash flows.
Most of the perchlorate chemicals we produce, which accounted for 91% of our total revenues in the Specialty Chemicals segment for fiscal 2008 and approximately 26% of our total revenues for fiscal 2008, are purchased by a small number of customers. For example, Alliant Techsystems Inc., one of our ammonium perchlorate, or AP, customers, accounted for 16% of our total revenues for fiscal 2008. In our Aerospace Equipment segment, 74% of our total revenues in this segment for fiscal 2008 was from three customers. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchase from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.
Furthermore, our Fine Chemicals segment’s success is largely dependent upon AFC’s manufacturing of a limited number of registered intermediates and APIs for a limited number of key customers. One customer of AFC accounted for 31% of our consolidated revenue and the top three customers of AFC accounted for approximately 89% of its revenues, and 54% of our consolidated revenues, in fiscal 2008. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, one or more of these customers might reduce their orders in the future, which could have a similar negative effect on the results of operations of AFC. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

The inherent limitations of our fixed-price or similar contracts may impact our profitability.
A substantial portion of our revenues are derived from our fixed-price or similar contracts. When we enter into fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Many of our fixed-price or similar contracts require us to provide a customized product over a long-period at a pre-established price or prices for such product. For example, when AFC is initially engaged to manufacture a product, we often agree to set the price for such product, and any time-based increases to such price, at the beginning of the contracting period and prior to fully testing and beginning the customized manufacturing process. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total estimated contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Ultimately, fixed-price contracts and similar types of contracts present the inherent risk of un-reimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. Moreover, to the extent that we do not anticipate the increase in cost over time to produce the products which are the subject of our fixed-price contracts, our profitability could be adversely affected.
The numerous and often complex laws and regulations and regulatory oversight to which our operations and properties are subject, the cost of compliance, and the effect of any failure to comply could reduce our profitability and liquidity.
The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either AFC’s or its customer’s part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.
Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations change and compliance is deficient in any significant way, it could have a material adverse effect on us. In our Specialty Chemicals and Fine Chemicals segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.
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
A significant portion of our business depends on contracts with the government or its prime contractors and these contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our operating results, financial condition or cash flows.
Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2008, substantially all of our revenues generated from our perchlorate products, and in particular Grade I AP, and a significant component of our Aerospace Equipment segment revenues were generated from our U.S. government contracts and our customers’ U.S. government contracts. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet as well as by the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, the Moon and Mars, and the number of space exploration launches. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
The funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated. Recent credit and other economic crises, and the U.S. government’s corresponding actions, may result in cutbacks in major government programs. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Moreover, the U.S. government may terminate its contracts with its suppliers either for its convenience or in the event of a default by the supplier. Since a significant portion of our customer base is either the U.S. government or U.S. government contractors, we may have limited ability to collect fully on our contracts when the U.S. government terminates its contracts. If a contract is terminated by the U.S. government for convenience, recovery of costs typically would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination. Moreover, in such situations where we are a subcontractor, the U.S. government contractor may cease purchasing our products if its contracts are terminated. We may have resources applied to specific government-related contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources. Given the significance to our business of U.S. government contracts or contracts based on U.S. government contracts, fluctuations or reductions in governmental funding for particular governmental programs and/or termination of existing governmental programs and related contracts may have a material adverse effect on our operating results, financial condition or cash flow.
We may be subject to potentially material costs and liabilities in connection with environmental liabilities.
Some of our operations may create risks of adverse environmental and health effects, any of which might not be covered by insurance. In the past, we have been required to take remedial action to address particular environmental and health concerns identified by governmental agencies in connection with the production of perchlorate. It is possible that we may be required to take further remedial action in the future in connection with our production of perchlorate, whether at our former facility in Henderson, Nevada, or at our current production facility in Iron County, Utah. Moreover, in connection with other operations, we may become obligated in the future for environmental liabilities if we fail to abide by limitations placed on us by governmental agencies. There can be no assurance that material costs or liabilities will not be incurred or restrictions will not be placed upon us in order to rectify any past or future occurrences related to environmental or health matters.
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. It is also possible that the regulatory agencies may change clean-up standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future.
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

Henderson Site Environmental Remediation Reserve. During fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”) and consultant. The project consists of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the O&M phase. Key factors in determining the total estimated cost of our remediation efforts at the AMPAC Henderson Site include an estimate of the speed of groundwater entering the treatment area and annual O&M costs. Groundwater speed is used to estimate the number of years that may be required to operate the facility. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs assumes that we will be successful in optimizing plant performance and that average annual O&M costs for the duration of the project will be approximately $380. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
Other Environmental Matters. As part of our acquisition of the fine chemicals business of GenCorp Inc., AFC leased approximately 240 acres of land on a Superfund site in Rancho Cordova, California, owned by Aerojet-General Corporation, a wholly-owned subsidiary of GenCorp Inc. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, has very strict joint and several liability provisions that make any “owner or operator” of a “Superfund site” a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of CERCLA and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation, although we received a letter from the EPA in November 2005 indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Superfund site. Additionally, pursuant to the EPA consent order governing remediation for this site, AFC will have to abide by certain limitations regarding construction and development of the site which may restrict AFC’s operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC.
Although we have established an environmental reserve for remediation activities in Henderson, Nevada, given the many uncertainties involved in assessing such liabilities, our environmental-related risks may from time to time exceed any related reserves.
As of September 30, 2008, we had established reserves in connection with the AMPAC Henderson Site of approximately $14,278, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.
Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar events. A significant disruption at a particular facility, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.
Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (temporarily or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. Our manufacturing operations could also be the subject of an external or internal event, such as a terrorist attack or external or internal accident, that, despite our security, safety and other precautions, results in a disruption or delay in our operations. It is possible that a release of hazardous materials or other dangerous chemicals from one of our facilities or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion, fire or other similarly disruptive event were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability and could cause us to incur additional costs and liabilities.
Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.
Key raw materials used in our operations include sodium chlorate, graphite, ammonia, sodium metal, nitrous oxide, HCFC-123, and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. In addition, as a U.S. government contractor or subcontractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous government and/or customer specifications. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries and/or delivery timelines. We are also impacted by the cost of raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has a significant impact on the cost of operating our Specialty Chemicals segment facilities.

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
For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities worldwide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Medicines Agency, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s current Good Manufacturing Practices or “cGMP” guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.
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
Successful commercialization of pharmaceutical products and product line extensions requires accurate anticipation of market and customer acceptance of particular products, customers’ needs, the sale of competitive products, and emerging technological trends, among other things. Additionally, for successful product development, our customers must complete many complex formulation and analytical testing requirements and timely obtain regulatory approvals from the FDA and other regulatory agencies. When developed, new or reformulated drugs may not exhibit desired characteristics or may not be accepted by the marketplace. Complications can also arise during production scale-up. In addition, a customer’s product that includes ingredients that are manufactured by AFC may be subsequently recalled or withdrawn from the market by the customer. The recall or withdrawal may be for reasons beyond the control of AFC. Moreover, products may encounter unexpected, irresolvable patent conflicts or may not have enforceable intellectual property rights. If the customer is not able to successfully commercialize a product for which AFC produces compounds, or if there is a subsequent recall or withdrawal of a product manufactured by AFC or that includes ingredients manufactured by AFC for its customers, it could have an adverse impact on AFC’s operating results, including its forecasted or actual revenues.
A strike or other work stoppage, or the inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on the cost structure and operational capabilities of AFC.
As of September 30, 2008, AFC had approximately 154 employees that were covered by collective bargaining or similar agreements. In June 2007, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2010. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.
The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have sufficient financial resources to finance the necessary capital expenditures, its business and results of operations may be harmed.
The pharmaceutical fine chemicals industry is a capital-intensive industry that consumes cash from our Fine Chemicals segment and our other operations and from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, which may be potentially costly or even unavailable in the current conditions of the credit markets in the U.S. These factors could substantially increase AFC’s costs and negatively impact its operating results.
We may be subject to potential liability claims for our products or services that could affect our earnings and financial condition and harm our reputation.
We may face potential liability claims based on our products and/or services in our several lines of business under certain circumstances, and any such claims could result in significant expenses, disrupt sales and affect our reputation and that of our products. For example, a customer’s product may include ingredients that are manufactured by AFC. Although such ingredients are generally made pursuant to specific instructions from our customer and tested using techniques provided by our customer, the customer’s product may, nevertheless, be subsequently recalled or withdrawn from the market by the customer, and the recall or withdrawal may be due in part or wholly to product failures or inadequacies that may or may not be related to the ingredients we manufactured for the customer. In such a case, the recall or withdrawal may result in claims being made against us. Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers, we cannot assure you that such measures will be enforced or effective. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although legally enforceable, is not applicable in accordance with its terms or if our liability exceeds the amount of the applicable indemnification, or if the amount of the indemnification exceeds the financial capacity of our customer. In certain instances, we may have in place product liability insurance coverage, which is generally available in the market, but which may be limited in scope and amount. In other instances, we may have self-

insured the risk for any such potential claim. There can be no assurance that our insurance coverage, if available, will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Given the current economic environment, it is also possible that our insurers may not be able to pay on any claims we might bring. Unexpected results could cause us to have financial exposure in these matters in excess of insurance coverage and recorded reserves, requiring us to provide additional reserves to address these liabilities, impacting profits. Moreover, any claim brought against us, even if ultimately found to be insignificant or without merit, could damage our reputation, which, in turn, may impact our business prospects and future results.
Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.
Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our products, which could negatively impact the sale of those products. Our customers constantly attempt to reduce their manufacturing costs and improve product quality, such as by seeking out producers using the latest manufacturing techniques or by producing component products themselves, if outsourcing is perceived to be not cost effective. To continue to succeed, we will need to manufacture and deliver products, and develop better and more efficient means of manufacturing and delivering products that address evolving customer needs and changes in the market on a timely and cost-effective basis, using the latest and/or most efficient technology available. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Separately, our competitors may develop technologies that render our existing technology and products obsolete or uncompetitive. Our competitors may also implement new technologies before we are able to do so, allowing them to provide products at more competitive prices. Technology developed by others in the future could, among other things, require us to write-down obsolete facilities, equipment and technology or require us to make significant capital expenditures in order to stay competitive. Our failure to develop, introduce or enhance products and technologies able to compete with new products and technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition.
We are subject to strong competition in certain industries in which we participate and therefore may not be able to compete successfully.
Other than the sale of AP, for which we are the only North American provider, we face competition in all of the other industries in which we participate. Many of our competitors have financial, technical, production, marketing, research and development and other resources substantially greater than ours. As a result, they may be better able to withstand the effects of periodic economic or business segment downturns. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Consequently, we may encounter intense bidding for contracts. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. Further, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition from pharmaceutical contract manufacturers, in particular competitors located in the People’s Republic of China and India, where production costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-capacity to produce sodium azide, which creates significant price competition for that product. Maintaining and improving our competitive position will require continued investment in our existing and potential future customer relationships as well as in our technical, production, and marketing operations. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.
Due to the nature of our business, our sales levels may fluctuate causing our quarterly operating results to fluctuate.
Our quarterly and annual sales are affected by a variety of factors that could lead to significant variability in our operating results. In our Specialty Chemicals segment, the need for our products is generally based on contractually defined milestones that our customers are bound by and these milestones may fluctuate from quarter to quarter resulting in corresponding sales fluctuations. In our Fine Chemicals segment, some of our products require multiple steps of chemistry, the production of which can span multiple quarterly periods. Revenue is typically recognized after the final step and when the product has been delivered and accepted by the customer. As a result of this multi-quarter process, revenues and related profits can vary from quarter to quarter. Consequently, due to factors inherent in the process by which we sell our products, changes in our operating results may fluctuate from quarter to quarter and could result in volatility in our common stock price.
The inherent volatility of the chemical industry affects our capacity utilization and causes fluctuations in our results of operations.
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
Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with some of our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so or to do so in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for energetic chemistries and projects that require high containment. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to retain these highly skilled and experienced employees.
We may continue to expand our operations in part through acquisitions, which could divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.
Our business strategy includes growth through future possible acquisitions, in particular in connection with our Fine Chemicals segment. Our future growth is likely to depend, in significant part, on our ability to successfully implement this acquisition strategy. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive and suitable acquisition targets, internal demands on our resources and our ability to obtain or otherwise facilitate cost-effective financing, especially during difficult and unsettled economic times in the credit market. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.
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
As of September 30, 2008, we had outstanding debt totaling $110,374, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
•	make it more difficult for us to satisfy any other outstanding debt obligations;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, developing our real estate assets and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;
•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;
•	limit our ability to borrow additional funds; or
•	increase our vulnerability to general adverse economic and industry conditions.
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

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our future earnings, equity and pension funding requirements.
Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. Our funding requirements are also based on these assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our future earnings, equity and funding requirements.
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
Our proprietary and intellectual property rights may be violated, compromised, circumvented or invalidated, which could damage our operations.
We have numerous patents, patent applications, exclusive and non-exclusive licenses to patents, and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by us to protect our proprietary and intellectual property rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies that could circumvent the future need to use our intellectual property, thereby reducing its value. They may also attempt to invalidate patent rights that we own directly or through a license. If we are unable to adequately protect and utilize our intellectual property or proprietary rights, our results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth certain information regarding our properties at September 30, 2008 (dollars in thousands):

			Approximate Area		Approximate
	Location	Principal Use	or Floor Space	Status	Annual Rent

(a)(d)	Iron County, UT	Perchlorate and Water Treatment Equipment Manufacturing Facility	217 Acres	Owned	N/A

(b)(d)	Iron County, UT	Sodium Azide Manufacturing Facility	41 Acres	Owned	N/A

(c)(d)	Iron County, UT	Halotron Manufacturing Facility	6,720 sq. ft.	Owned	N/A

(e)	Las Vegas, NV	Executive Offices	22,531 sq.ft.	Leased	$947

(f)	Henderson, NV	Goundwater Remediation Site	1.75 Acres	Leased	$52

(g)	Niagara Falls, NY	Aerospace Equipment Manufacturing	81,425 sq. ft.	Leased	$165

(h)	Westcott, Buckinghamshire, UK	Aerospace Equipment Manufacturing	40 Acres	Leased	$193

(i)	Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$5

(j)	Chartsworth, CA	Aerospace Equipment Offices	3,495 sq. ft.	Leased	$67

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate products and water treatment equipment. Presently, this facility has significant remaining capacity.

(b)	This facility is used by the Specialty Chemicals segment for the production of sodium azide. Presently, this facility has significant remaining capacity.

(c)	This facility is used by the Specialty Chemicals segment for the production of Halotron. Presently, this facility has significant remaining capacity.

(d)	We own approximately 5000 acres of land that is utilized and adjacent to our Utah facilities. The acreage indicated in the chart represents land currently utilized by our manufacturing facilitates.

(e)	These offices are used for our corporate office functions. (f) This facility is used for the groundwater remediation activities of the Company.

(g)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has adequate capacity available to support its operations and expand, as may be required, through the addition of multiple labor shifts.

(h)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has significant remaining capacity.

(i)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility is at near capacity.

(j)	These offices are used for certain Aerospace Equipment segment business development and engineering personnel.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK LISTING. Our common stock trades on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ended September 30:

	2008		2007
	High	Low	High	Low

First Quarter	$19.20	$13.37	$8.39	$6.96
Second Quarter	17.32	13.61	12.22	7.91
Third Quarter	18.89	15.45	17.42	10.60
Fourth Quarter	17.50	12.60	16.27	12.51
At December 1, 2008, there were approximately 875 shareholders of record of our common stock. The closing price of our common stock on December 1, 2008 was $10.50.
DIVIDEND AND STOCK REPURCHASE PROGRAM. In January 2003, we adopted a Dividend and Stock Repurchase Program which was designed to allocate a portion of our annual free cash flow (as calculated) for the purposes of paying cash dividends and repurchasing our common stock. By reason of the application of the formula, no dividends were declared since December 2003. Further, our prior and current credit facilities significantly limited our ability to use cash to repurchase shares or pay dividends under the Dividend and Stock Repurchase Program. In January 2008, our board of directors determined that the program’s use of a fixed formula, given the historical application of such formula and significant changes in recent years in our financial position and operating activities, was no longer an appropriate means to return value to our stockholders. Our board of directors believed that greater value can be provided to our stockholders through diversifying our business, pursuing growth opportunities and making strategic acquisitions and investments, and by specifically determining and declaring, as and when appropriate, dividends and, as appropriate, approving particular repurchases of common stock. Consequently, our board of directors terminated the Dividend and Stock Repurchase Program in January 2008.
While no dividends were declared during fiscal 2007 and fiscal 2008, our board of directors continues to believe that value can be provided to our shareholders, in part, by specifically determining and declaring, as and when appropriate, dividends and, as appropriate, approving particular repurchases of common stock. However, our ability to pay dividends is subject to restrictions, as set forth in the discussion of our “Long-Term Debt and Revolving Credit Facilities” under the heading “Liquidity and Capital Resources” in Item 7 of this report.
During the quarter ended September 30, 2008, we did not repurchase any shares of our common stock.

TRANSFER AGENT. Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10007, (800) 937-5449.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Notwithstanding anything to the contrary set forth in any of our previous and future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate filings made by the Company, including this annual report on Form 10-K, in whole or in part, the following Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or to be incorporated by reference into any prior or future filings made by the Company.
PERFORMANCE GRAPH. The following graph shows a five-year comparison of cumulative total returns for the Company’s common stock, the Dow Jones Wilshire 5000 Index, the DJ Wilshire Specialty Chemicals Index, the S & P Smallcap 600 Index and the S & P Specialty Chemicals Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Pacific Corporation . . .
Item 6. Selected Financial Data
The selected consolidated financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing in Item 8 of this report. The consolidated selected financial data presented below have been derived from our audited consolidated financial statements.

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
(Dollars in Thousands, Except per Share Amounts)

	2008	2007	2006	2005	2004

STATEMENT OF OPERATIONS DATA (a) (b):
Revenues	$203,129	$183,928	$141,904	$67,813	$51,458
Cost of revenues	135,388	120,230	97,043	43,916	34,402

Gross profit	67,741	63,698	44,861	23,897	17,056
Operating expenses	42,865	39,841	38,202	21,805	18,980
Environmental remediation charges	—	—	3,600	22,400	—

Operating income (loss)	24,876	23,857	3,059	(20,308)	(1,924)
Interest and other expense (income), net	9,437	11,352	10,362	(1,398)	(693)
Debt repayment charges and loss on debt extinguishments	—	2,916	—	—	—

Income (loss) from continuing operations before income tax	15,439	9,589	(7,303)	(18,910)	(1,231)
Income tax expense (benefit)	6,488	4,605	(4,300)	(8,367)	(2,160)

Income (loss) from continuing operations	$8,951	$4,984	$(3,003)	$(10,543)	$929

Earnings (loss) per share from continuing operations:
Basic	$1.20	$0.68	$(0.41)	$(1.45)	$0.13
Diluted	$1.18	$0.67	$(0.41)	$(1.45)	$0.13
Dividends declared per share	$—	$—	$—	$—	$—

BALANCE SHEET DATA (a) (b):
Cash and cash equivalents	$26,893	$21,426	$6,872	$37,213	$23,777
Inventories and accounts receivable	67,802	72,259	59,229	26,390	30,058
Property, plant and equipment, net	118,608	116,965	119,746	15,646	16,573
Intangible assets, net	3,013	5,767	14,237	9,763	13,679
Total assets	251,413	249,407	239,455	115,000	101,576
Working capital	77,651	61,707	33,421	49,235	45,741
Long-term debt (c)	110,120	110,373	97,771	—	—

(a)	As discussed in Note 2 to our consolidated financial statements included in Item 8 of this report, we acquired the AFC Business effective on November 30, 2005. We acquired our Aerospace Equipment segment, which includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. (“ISP”), effective on October 1, 2004.

(b)	As discussed in Note 14 to our consolidated financial statements included in Item 8 of this report, effective September 30, 2006, we sold our interest in ESI. Revenues and expenses associated with ESI’s operations are classified as discontinued operations for all periods presented.

(c)	We entered into credit agreements in connection with our acquisition of the AFC Business in November 2005. These credit agreements were refinanced in February 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)
The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the fiscal years ended September 30, 2008 (“fiscal 2008”), September 30, 2007 (“fiscal 2007”) and September 30, 2006 (“fiscal 2006”). The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “can”, “could”, “may”, “should”, “will”, “would”, “expect”, “anticipate”, “believe”, “estimate”, “predict”, “future”, or the negative of these terms or other similar words or expressions. Moreover, statements that speculate about future events are forward-looking statements such as with respect to the fiscal year ending September 30, 2009 (“fiscal 2009”). These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describe these risks, uncertainties and other important factors in more detail. While forward-looking statements are based on our current expectations and are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report on Form 10-K.
OUR COMPANY
We are a leading manufacturer of fine and specialty chemicals within our focused markets. Our fine chemicals products are used by our customers to make drugs, primarily those with anti-viral, oncology and central nervous system indications. Our specialty chemicals and aerospace equipment products are utilized in national defense programs and provide access to, and movement in, space, via solid and liquid propellant rockets and propulsion thrusters. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal and other international regulatory standards. We generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.
We are the only North American producer of ammonium perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made two strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business (“ISP”) from Aerojet-General Corporation,” which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. On November 30, 2005, we acquired the fine chemicals business of GenCorp Inc. (“GenCorp”), which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading custom manufacturer of certain active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies.

OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2008	2007	2006

Fine Chemicals	61%	57%	52%

Specialty Chemicals:
Perchlorates	26%	28%	28%
Sodium azide	0%*	1%	2%
Halotron	2%	2%	3%

Total specialty chemicals	28%	31%	33%

Aerospace Equipment	8%	9%	12%

Other Businesses:
Real estate	1%	1%	1%
Water treatment equipment	2%	2%	2%

Total other businesses	3%	3%	3%

Total revenues	100%	100%	100%

*	Less than 1%
FINE CHEMICALS. On November 30, 2005, we acquired the fine chemicals business of GenCorp (the “AFC Business”) through our newly-formed, wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”). Our Fine Chemicals segment is a custom manufacturer of active pharmaceutical ingredients (“APIs”) and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices or “cGMP” and other regulatory agencies such as the European Union’s European Medicines Agency (“EMEA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process, development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing highly potent (including cytotoxic) products, and performing energetic and nucleoside/nucleotide chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed (“SMB”) technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We have distinctive competency in handling highly toxic chemicals using our specialized high containment facilities in applications such as drugs used for oncology. We have significant experience and specially engineered facilities for energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole-source and limited-source contracts, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing method to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier on several of our fine chemicals products.

•	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approval and could take as long as six months to two years.
•	Significant Financial Costs. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of AP. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
We have supplied AP for use in space and defense programs for over 50 years and we have been the only AP supplier in North America since 1998. A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellants. For fiscal 2008, our largest programs were the Minuteman III propulsion replacement program, the Space Shuttle Reusable Solid Rocket Motor (“RSRM”), the Guided Multiple Launch Rocket System (“GMLRS”) missile and the Ares next-generation space exploration vehicles.
Alliant Techsystems Inc. or “ATK” is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations.
AEROSPACE EQUIPMENT. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business (“ISP”) from Aerojet-General Corporation,” which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Our Aerospace Equipment segment is expected to grow over the next several years as a result of our customer relationships, competitive pricing and focus on technologies. Growth areas should include missile defense programs, the commercial satellite segment, space exploration and launch vehicles.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.
DISCONTINUED OPERATIONS. We also held a 50% ownership stake in Energetic Systems, Inc. (“ESI”), an entity we consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, that manufactured and distributed commercial explosives. In June 2006, our board of directors approved, and we committed to, a plan to sell our interest in ESI, based on our determination that ESI’s product lines were no longer a strategic fit with our business strategies. Revenues, expenses and cash flows associated with ESI’s operations are presented as discontinued operations for all periods presented. ESI was formerly reported within our Specialty Chemicals segment. Effective September 30, 2006, we completed the sale of our interest in ESI for $7,510, which, after deducting direct expenses, resulted in a gain on the sale before income taxes of $258.

RESULTS OF OPERATIONS
REVENUES

	Year Ended September 30,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Fine Chemicals	$124,187	$104,441	$74,026	19%	41%
Specialty Chemicals	57,097	57,088	46,450	0%	23%
Aerospace Equipment	16,435	17,348	17,394	(5%)	(0%)
Other Businesses	5,410	5,051	4,034	7%	25%

Total Revenues	$203,129	$183,928	$141,904	10%	30%

Fine Chemicals. We acquired our Fine Chemicals segment on November 30, 2005, two months after the beginning of fiscal 2006.
Fine Chemicals segment revenues increased $19,746 in fiscal 2008 compared to the prior fiscal year primarily driven by increased volume for anti-viral products. Specifically,
•	The volume for our largest (measured in terms of revenues) anti-viral product increased by 45% to support our customer’s increase in safety stock inventory of the final drug.
•	Volume for our second largest anti-viral product increased by 21% in support of increases in demand for our customer’s end product.
•	Volume for our largest oncology product declined in fiscal 2008 because fiscal 2007 included additional quantities purchased by our customer to build on-hand safety stock quantities.
Fine Chemicals segment revenues increased $30,415 in fiscal 2007 compared to the prior fiscal year. On a pro forma basis, assuming the acquisition of the AFC Business was effective October 1, 2005, Fine Chemicals segment revenues increased from pro forma revenues of $92,268 in fiscal 2006 to $104,441 in fiscal 2007, representing 13% organic growth. Overall, the pro forma Fine Chemicals segment revenue growth is driven primarily by additional volumes for our anti-viral products almost entirely in the HIV-related area.
Fine Chemicals segment revenues are anticipated to decline in fiscal 2009 by approximately 10% as compared to fiscal 2008. The expected decline reflects an approximately 85% reduction in volume for the anti-viral product that was our largest product in fiscal 2008. The fiscal 2009 decline in volume for this product is due to our customer’s supply chain strategy and their desire to reduce their current levels of inventory. Over the longer term, we believe that the pharmaceutical fine chemicals market will continue to present growth opportunities. The trend toward more outsourcing by the pharmaceutical industry continues and AFC’s pipeline of new products continues to grow. We believe that the key to enabling our growth in this segment is investment through strategic acquisitions and to a lesser extent investment in our facilities.
Specialty Chemicals. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 91%, 89%, and 86% of Specialty Chemicals revenues in fiscal 2008, 2007 and 2006, respectively. The year over year variances in Specialty Chemicals revenues reflect the following factors:
•	A 13% increase in perchlorate volume in fiscal 2008 and a 10% decline in the related average price per pound.
•	A 31% increase in Grade I AP volume in fiscal 2007 and a 2% increase in the related average price per pound.
•	Sodium azide revenues decreased 63% in fiscal 2008 and 35% in fiscal 2007, each compared to the prior fiscal year.
•	Halotron revenues increased 4% in fiscal 2008 and 11% in fiscal 2007, each compared to the prior fiscal year.

For fiscal 2008, our largest programs were the Minuteman III propulsion replacement program, the Space Shuttle Reusable Solid Rocket Motor (“RSRM”), the GMLRS missile and the Ares next-generation space exploration vehicles. The average price per pound of perchlorate sold in fiscal 2008 decreased compared to fiscal 2007 due to higher total sales volume of Grade I AP in fiscal 2008 compared to fiscal 2007.
For fiscal 2007, the increase in perchlorate volume is generally distributed equally among the various solid rocket motor propulsion programs for which we supply AP. There are numerous variations of Grade I AP that we produce for our customers. The average price per pound of Grade I AP sold in fiscal 2007 increased compared to fiscal 2006 because a greater percentage of the volume related to specialized blends of Grade I AP which are sold at higher unit prices than others.
We expect Grade I AP demand in fiscal 2009 to be less than fiscal 2008, primarily due to the completion of the three year Minuteman III propulsion replacement program. The expected decline in volume is not expected to have a corresponding effect on revenues due to the pricing under our contractual price-volume matrix. Over the longer term, we expect annual demand for Grade I AP to be within the range of 6 million to 9 million pounds based on current NASA and U.S. Department of Defense production programs. However, AP demand could increase if there is a substantial increase in Space Shuttle flights.
In addition, Grade I AP revenues are typically derived from a relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.
The decrease in sodium azide revenues in fiscal 2008 and 2007 reflects a continued reduction in demand for sodium azide used in pharmaceutical applications. We do not anticipate a significant increase in demand for sodium azide.
Increases in Halotron revenues are driven by volume changes which have been and are expected to be consistent year over year.
Aerospace Equipment. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. (“ISP”). Aerospace Equipment segment revenues declined $913 in fiscal 2008 compared to the prior fiscal year. The decline is primarily due to the awards of new contracts occurring in the later part of fiscal 2008, and accordingly did not produce as much revenue within fiscal 2008.
Fiscal 2008 Aerospace Equipment segment contract awards include:
•	a contract to develop a liquid divert and attitude control system (“DACS”) for the Ballistic Missile Defense System. The work will apply proven component and subsystem design to develop a modular and scalable DACS. The program will leverage ISP’s design for manufacturing experience to develop a low cost, low risk propulsion system for interceptor kill vehicles. The cost-plus-fixed-fee contract, of approximately $15,000, is anticipated to culminate in the delivery of a qualification unit and two flight test units in September 2010. ISP is teamed with Moog Inc. Space and Defense Group, East Aurora, New York, which will provide subsystem design and component support.
•	initial funding from General Dynamics Advanced Information Systems to initiate the Landsat Data Continuity Mission (“LDCM”) contract. The expected value of the contract is approximately $4,000 to deliver a propulsion system for the Landsat satellite. This satellite is funded by NASA Goddard and provides earth observation for land and water resource planning.
•	a contract by Microsat Systems to provide 18 propulsion systems to be used on the Orbcomm OG2 program. The initial multimillion dollar contract for 18 systems also has an option for another 30 systems. Orbcomm satellites provide GPS data for tracking and global satellite data communications.
Aerospace Equipment revenues for fiscal 2007 were consistent with the prior fiscal year. The fiscal 2007 revenues reflect several months of lower volume related to the timing of orders from ISP’s largest customer. With respect to this customer, ISP completed production under a multi-year contract in May

2007. Production on a follow-on order began in August 2007. As a result, revenues in fiscal 2007 were reduced by the lag time between orders. Conversely, revenues for the fourth quarter of fiscal 2007 increased compared to the prior year quarter reflecting production associated with the aforementioned order.
During fiscal 2007, our Aerospace Equipment segment spent substantial bid and proposal costs and efforts for the NASA Crew Launch Vehicle (“CLV”) program and continued our push into propulsion systems. Our efforts bidding propulsion systems are anticipated not only to affect future commercial programs but also military programs, one of which we are under contract for the first phase and in consideration with respect to the second phase.
Other Businesses. Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues. Water treatment equipment sales increased $325 in fiscal 2008 and $1,032 in fiscal 2007, each compared to the prior fiscal years. The revenue increases were driven by new system sales.
COST OF REVENUES AND GROSS MARGIN

	Year Ended September 30,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Revenues	$203,129	$183,928	$141,904	10%	30%
Cost of Revenues	135,388	120,230	97,043	13%	24%

Gross Margin	67,741	63,698	44,861	6%	42%

Gross Margin Percentage	33%	35%	32%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our two largest segments because our Specialty Chemicals segment typically has higher gross margins than our Fine Chemicals segment. Measured in terms of revenues, Specialty Chemicals accounted for 28%, 31% and 33% of our operations during fiscal 2008, 2007 and 2006, respectively. Fine Chemicals has grown as a percentage of total revenues, comprising 61%, 57% and 52% of consolidated revenues in fiscal 2008, 2007 and 2006, respectively.
Fiscal 2008 cost of revenues increased $15,158, or 13%, to $135,388 from $120,230 for the prior fiscal year. The consolidated gross margin percentage declined to 33% compared to 35% for the prior fiscal year. The following factors affect our fiscal 2008 consolidated gross margin comparisons:
•	Fine Chemicals segment gross margin percentage for the fiscal 2008 declined five points compared to the prior fiscal year, reflecting the following:
o	Our product mix changed such that fiscal 2008 contained a greater percentage of lower-margin products than fiscal 2007.

o	During the fourth quarter of fiscal 2008, we implemented a new process for a large-volume anti-viral product and experienced start-up difficulties. This negatively impacted margins. While we have made progress toward our expectations for the new process, the effects are expected to continue into the early part of fiscal 2009.
•	Specialty Chemicals segment gross margin percentage improved approximately eight points for fiscal 2008 compared to the prior fiscal year, reflecting the following:
o	Mid fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in fiscal 1998. This reduction in amortization expense improved the Specialty Chemicals segment gross margin percentage by four points for fiscal 2008.

o	The remaining improvement in the Specialty Chemicals segment gross margin percentage reflects better absorption of fixed manufacturing costs due to the higher production volume in fiscal 2008.
•	Aerospace Equipment segment gross margin percentage was the same in fiscal 2008 and fiscal 2007.

Fiscal 2007 cost of revenues increased $23,187, or 24%, to $120,230 from $97,043 for the prior fiscal year. The consolidated gross margin percentage improved to 35% compared to 32% for the prior fiscal year. The following factors affect our fiscal 2007 consolidated gross margin comparisons:
•	Fine Chemicals segment gross margin percentage for fiscal 2007 improved two points compared to the prior fiscal year because of a change in product mix and the effect of several continuous improvement projects.
•	Specialty Chemicals segment gross margin percentage improved approximately four points for fiscal 2007 compared to the prior fiscal year primarily because the higher volumes and average selling price per pound in fiscal 2007 resulted in improved coverage of fixed manufacturing overhead costs.
•	Aerospace Equipment segment gross margin percentage improved approximately five points for fiscal 2007 compared to the prior fiscal year largely due to fiscal 2007 activity including more standard production thruster work compared to the prior fiscal year which included a greater volume of development activities.
OPERATING EXPENSES

	Year Ended September 30,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Operating Expenses	$42,865	$39,841	$38,202	8%	4%
Percentage of Revenues	21%	22%	27%	(3%)	(20%)
Operating expenses increased $3,024 in fiscal 2008 compared to the prior fiscal year primarily attributed to:
•	A decrease in Fine Chemicals segment operating expenses including a decrease in incentive compensation of $742 offset partially by an increase in recruiting and personnel relocation expenses of $482.
•	A $125 decrease in Specialty Chemicals segment operating expenses due to various individually insignificant changes in general and administrative expenses.
•	A $506 increase in Aerospace Equipment segment operating expenses due to various individually insignificant changes in staffing and marketing expenses.
•	An increase in corporate operating expenses including increases in supplemental executive retirement expenses of $938, rent of $421, and legal and professional services of $437.
Operating expenses increased $1,639 in fiscal 2007 compared to the prior fiscal year primarily attributed to:
•	A net increase in Fine Chemicals operating expenses of $1,222 primarily because fiscal 2007 included twelve months of operations compared to ten months of operations in the prior fiscal year.
•	A decrease of $3,518 in amortization expense related to AFC intangible assets.
•	An increase of $1,970 for incentive compensation at our Specialty Chemicals segment and corporate operations due to improved performance in fiscal 2007.
•	An increase of $848 due to Sarbanes-Oxley compliance costs and related additional audit fees.
•	A decrease of $600 in corporate severance costs. In fiscal 2006 we recorded a charge for $600 related to a settlement with the Company’s former chief financial officer.
ENVIRONMENTAL REMEDIATION CHARGES. During fiscal 2006, we recorded an environmental remediation charge of $3,600 reflecting an increase in our total cost estimate of probable costs for the construction phase of a Henderson, Nevada groundwater remediation facility. See detailed discussion under the heading “Environmental Remediation — AMPAC Henderson Site” below.

SEGMENT OPERATING PROFIT AND OPERATING INCOME

	Year Ended September 30,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Fine Chemicals	$16,246	$16,790	$7,245	(3%)	132%
Specialty Chemicals	23,128	18,223	14,755	27%	24%
Aerospace Equipment	736	1,458	802	(50%)	82%
Other Businesses	1,022	1,210	264	(16%)	358%

Total Segment Operating Profit	41,132	37,681	23,066	9%	63%
Corporate Expenses	(16,256)	(13,824)	(16,407)	18%	(16%)
Environmental Remediation Charges	—	—	(3,600)	—	(100%)

Operating Income	$24,876	$23,857	$3,059	4%	680%

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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was approximately $35,000 and $98,000 as of September 30, 2008 and 2007, respectively. We anticipate backlog as of September 30, 2008 to be filled during fiscal 2009.
The decrease in Fine Chemicals segment backlog at September 30, 2008 as compared to September 30, 2007 reflects the timing of customer purchase orders against related supply agreements.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts for which funding is contractually obligated by the customer) and unfunded backlog (contracts for which funding is not currently contractually obligated by the customer). We compute backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were $25,506 and $13,877, respectively, as of September 30, 2008 compared to both total and funded backlog of $13,599 as of September 30, 2007. We anticipate funded backlog as of September 30, 2008 to be substantially filled during fiscal 2009.
This increase in Aerospace Equipment segment total backlog is largely due to the aforementioned contracts awarded in fiscal 2008.
Backlog is not a meaningful measure for our other business lines.

INTEREST AND DEBT REPAYMENT CHARGES

	Year Ended September 30,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Interest and Other Income:
Interest Income	$937	$644	$459	45%	40%
Gain on Sale of Assets	429	—	610	—	(100%)

Total	$1,366	$644	$1,069	112%	(40%)

Interest and Other Expense	$10,803	$11,996	$11,431	(10%)	5%

Debt Repayment Charges	$—	$2,916	$—	(100%)	—

We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances.
In October 2005, we sold our one-third interest in an office building located in Las Vegas, Nevada and concurrently renewed our lease with the buyer to lease a floor in the same building. The transaction was accounted for as a sale-leaseback. The transaction resulted in a total gain of $2,395, of which we deferred $1,815 representing the present value of future lease payments and recognized a gain on sale of assets in the amount of $580, which was reported as a component of other income in our consolidated statement of operations for fiscal 2006. We amortized the deferred gain (as a reduction of rental expense), using the straight-line method through April 2008. In May 2008, we terminated our lease and relocated our offices to different leased space. The unamortized sale leaseback gain, in the amount of $457, was recognized as a component of other income in our consolidated statement of operations for fiscal 2008.
Interest expense decreased 10% in fiscal 2008 compared to fiscal 2007 primarily due to our refinancing activities in February 2007 which reduced the average interest rate on our long-term debt to 9%. Prior to our refinancing, our variable-rate long-term debt had a weighted-average interest rate of 10.6% as of December 31, 2006.
Interest expense increased 5% in fiscal 2007 compared to fiscal 2006 primarily because our long-term debt, which was issued in connection with the acquisition of our Fine Chemicals segment, was outstanding for 10 months in fiscal 2006 compared to 12 months in fiscal 2007. Debt repayment charges are associated with the aforementioned refinancing activities which are discussed in further detail below under the heading “Long Term Debt and Revolving Credit Facilities”.
INCOME TAXES. Our income tax expense (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.
A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2008	2007	2006

Federal income tax at the statutory rate	35.0%	35.0%	(35.0%)
State income tax, net of federal benefit	5.2%	4.0%	(3.1%)
Nondeductible expenses	1.5%	1.3%	1.0%
Valuation allowance	1.0%	2.0%	1.8%
Change in effective state income tax rate	(2.3%)	5.4%	(13.7%)
Interest and penalties	1.4%	0.0%	0.0%
Basis differences in partnerships	0.0%	0.0%	(5.6%)
Other	0.2%	0.3%	(4.3%)

Effective tax rate	42.0%	48.0%	(58.9%)

As of September 30, 2008 and 2007, we had federal operating loss carryforwards $1,810 and $10,884, respectively, available to reduce future federal taxable income, expiring in 2028. As of September 30, 2008 and 2007, respectively, we have aggregate operating loss carryforwards of $1,205 and $1,205 for certain U.S. states and $2,749 and $1,990 for the United Kingdom (“U.K.”). We do not anticipate future taxable income in these states or the U.K., and accordingly have provided valuation allowances of $891 and $855 as of September 30, 2008 and 2007, respectively. We have not provided a U.S. federal income tax benefit for the U.K. because we intend to permanently reinvest any earnings from the U.K.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Year Ended September 30,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Cash Provided (Used) By:
Operating activities	$20,333	$24,138	$9,469	(16%)	155%
Investing activities	(15,284)	(6,911)	(121,045)	121%	(94%)
Financing activities	418	(2,673)	81,235	(116%)	(103%)

Net change in cash for period	$5,467	$14,554	$(30,341)	(62%)	(148%)

Operating Activities
Fiscal Year 2008 compared to Fiscal Year 2007
Cash flows from operating activities decreased by $3,805. Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to a decline in cash profits generated by our operations of $1,214.
•	An improvement in cash used to fund working capital increases of $1,703 excluding the effect of interest and income taxes.
•	An increase in cash taxes paid of $4,147.
•	An increase in cash used for interest payments of $1,378.
•	A reduction in cash used for environmental remediation of $943.
•	Other decreases in cash used for operating activities of $288.
Cash used by working capital accounts improved during fiscal 2008 primarily due to reductions in inventory levels, primarily at AFC. The benefit to cash from reductions in inventory levels was partially offset by reductions in accrued liabilities and deferred revenues.
We consider these working capital changes to be routine and within the normal production cycle of our products. The production and sales process of certain fine chemicals products, beginning with the procurement of raw materials, and running through the production, testing, release, and payment from customer, requires a length of time that exceeds one quarter. Therefore, in any given quarter, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Cash tax payments have increased due to the improvement in our pre-tax income and the negative effects of tax-basis inventory adjustments.
Cash used for interest increased primarily due to the timing of our interest payments. Our current debt instruments require semi-annual interest payments in February and August compared to the debt instruments in place through February 2007 which required interest payments at the end of each quarter.
Cash used for environmental remediation decreased because during the fiscal 2007 first quarter we were in the construction phase of our Henderson, Nevada remediation project compared to the lower cash requirements of the operating and maintenance phase which began in the fiscal 2007 second quarter.

Fiscal Year 2007 compared to Fiscal Year 2006
Cash flows from operating activities improved by $14,669. Significant components of the change in cash flow from operating activities include:
•	An increase in cash due to improved profitability of our operations of $15,769.
•	An increase in cash used to fund working capital increases of $89, excluding the effect of interest and income taxes.
•	An increase in cash taxes paid of $1,564.
•	An increase in cash used for interest payments of $1,409, including payments totaling $607 for the early payment and termination of our Second Lien Credit Facility in February 2007 (described below in “Long Term Debt and Revolving Credit Facilities”).
•	A reduction in cash used for environmental remediation of $4,588.
•	Other increases in cash used for operating activities of $2,626.
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
Investing Activities
Fiscal 2008 compared to Fiscal 2007
Capital expenditures increased by $6,863. The increase includes an increase in capital expenditures at our corporate offices of $2,189 primarily due to the relocation of our headquarters and an increase in capital expenditures by our Fine Chemicals segment that included the upgrade of an existing production line to better handle new projects and the installation of equipment in support of a long-term project.
Fiscal Year 2007 compared to Fiscal Year 2006
Significant components of cash flows from investing activities include:
•	Fiscal 2007 includes cash received from the sale of ESI of $7,510 and cash used to fund the AFC acquisition earnout adjustment of $6,000. See Notes 14 and 2, respectively, to our consolidated financial statements included in Item 8 of this report.
•	Fiscal 2006 includes cash used for our acquisition of AFC of $108,011 and cash provided by proceeds from the sale of our one-third interest in an office building located in Las Vegas, Nevada of $2,395. See Notes 2 and 13, respectively, to our consolidated financial statements included in Item 8 of this report.
•	Capital expenditures for fiscal 2007 decreased to $8,421 compared to $15,018 for fiscal 2006.
Capital expenditures decreased in fiscal 2007 because during the prior fiscal year we were actively involved in the construction of the new SMB facility at AFC.

Financing Activities
Financing cash flows for fiscal 2008 primarily reflect capital lease payments and cash flows associated with stock option exercises. Financing cash flows for fiscal 2007 and 2006 are primarily related to the credit facilities we secured in connection with our acquisition of AFC in November 2005, and the subsequent repayment of these facilities and issuance of the Senior Notes in February 2007. See discussion under the heading “Long-Term Debt and Revolving Credit Facilities” below.
LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2008, we had cash of $26,893. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of $18,164 as of September 30, 2008. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our borrowings.
The timing of our cash outflows is affected by payments and expenses related to the manufacture of our products, capital projects, pension funding, interest on our debt obligations and environmental remediation or other contingencies, which may place demands on our short-term liquidity. Although we are not currently party to any material pending legal proceedings, we are from time to time subject to claims and lawsuits related to our business operations and we have incurred legal and other costs as a result of litigation and other contingencies. We may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods. If such costs are material, to the extent not covered by insurance, they would adversely affect our liquidity.
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
The Senior Notes may be redeemed by the Company, in whole or in part, under the following circumstances:
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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00, and interest coverage ratio of at least 2.50 to 1.00. As of September 30, 2008, our total leverage ratio was 2.73 to 1.00 and our interest coverage ratio was 4.07 to 1.00. The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated.
As of September 30, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,164, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Prior Credit Facilities. In connection with our acquisition of the AFC Business, discussed in Note 2 to our consolidated financial statements included in Item 8 of this report, on November 30, 2005, we entered into a $75,000 first lien credit agreement (the “First Lien Credit Facility”) with Wachovia Bank, National Association and other lenders. We also entered into a $20,000 second lien credit agreement (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Prior Credit Facilities”) with Wachovia Bank, National Association, and certain other lenders. The Prior Credit Facilities were collateralized by substantially all of our assets and the assets of our domestic subsidiaries. Concurrent with the issuance of our Senior Notes in February 2007, we repaid our first lien term loan, amended our First Lien Credit Facility and repaid and terminated our Second Lien Credit Facility. The amendment to the First Lien Credit Facility resulted in our Revolving Credit Facility, described above.
Seller Subordinated Note. In connection with our acquisition of the AFC Business, discussed in Note 2 of our consolidated financial statements included in Item 8 of this report, we issued an unsecured subordinated seller note (the “Seller Subordinated Note”) in the principal amount of $25,500 to Aerojet-General Corporation, a subsidiary of GenCorp Inc. The Seller Subordinated Note accrued payment-in-kind interest at a rate equal to the three-month U.S. dollar LIBOR as from time to time in effect plus a margin equal to the weighted average of the interest rate margin for the loans outstanding under the Prior Credit Facilities, including certain changes in interest rates due to subsequent amendments or refinancing of the Prior Credit Facilities. The Seller Subordinated Note was subordinated to the senior debt under or related to the Prior Credit Facilities and certain other indebtedness, subject to certain terms and conditions.
In connection with our February 2007 refinancing activities, we negotiated an early retirement of the Seller Subordinated Note at a discount of approximately $5,000 from its face amount. On February 6, 2007, we paid Aerojet-General Corporation $23,735 representing full settlement of the Seller Subordinated Note and accrued interest.
Debt Issue Costs and Debt Repayment Charges. In connection with the repayment of our Prior Credit Facilities, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of $607 to terminate the Second Lien Credit Facility. These charges are presented as debt repayment charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,814 which were capitalized and classified as other assets on the balance sheet. These costs will be amortized as additional interest expense over the eight year term on the Senior Notes.
INTEREST RATE SWAP AGREEMENTS. In May 2006, we entered into two interest rate swap agreements, with original expirations on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our Prior Credit Facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements did not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. The aggregate fair value of the swap agreements at September 30, 2006, which was recorded as other long-term liabilities, was $314. In connection with the refinancing of our Prior Credit Facilities, we terminated our swap agreements at a cost of $268, which resulted in a gain of $46 that is recorded as a reduction of interest expense in fiscal 2007.
ENVIRONMENTAL REMEDIATION — AMPAC HENDERSON SITE. During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As part of our efforts to remediate groundwater near the AMPAC Henderson Site, we chose to use in situ bioremediation (“ISB”), which is a new technology. Accordingly, as we gain ISB operational experience, we have and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Groundwater speed is one key variable used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.
O&M costs include primarily labor, utilities, repairs, maintenance supplies and consulting costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs, assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs for the duration of the project will be approximately $380.
As of September 30, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,500 to approximately $23,600, and the accrued amount was $14,278. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS. The following table summarizes our fiscal year contractual obligations and commitments as of September 30, 2008.

	Payments Due by Year Ending September 30,
	2009	2010-2011	2012-2013	Thereafter	Total

Senior Notes	$—	$—	$—	$110,000	$110,000
Interest on Senior Notes at 9% annually	9,900	19,800	19,800	13,200	62,700
Capital Leases	254	120	—	—	374
Interest on Capital Leases	12	1	—	—	13
Operating Leases	1,679	2,750	2,661	5,737	12,827

Total	$11,845	$22,671	$22,461	$128,937	$185,914

In addition to the contractual obligations listed in the table above, at September 30, 2008:
•	We have recorded an estimated liability for environmental remediation of $14,278 (see Note 11 to the consolidated financial statements included in Item 8 of this report). We expect to spend approximately $996 for environmental remediation during fiscal 2009.

•	We have recorded aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $15,819 (see Note 10 to the consolidated financial statements included in Item 8 of this report). We expect to contribute $3,067 to our defined benefit pension plans and SERP during fiscal 2009.

•	We have uncertain tax positions totaling $313. We are unable to reasonably estimate the timing of the related payments, if any.

•	We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At September 30, 2008, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of September 30, 2008, we had $2,038 in outstanding standby letters of credit which mature through March 2012. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We have an employment agreement with our Chief Operating Officer, the term of which ends on September 30, 2011, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the employment of our Chief Operating Officer for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.
Effective as of July 8, 2008, we entered into severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract.
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was $4,186 as of September 30, 2008.
INFLATION
General inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2008.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.
Application of the critical accounting policies discussed below requires significant judgment, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
SALES AND REVENUE RECOGNITION. Revenues from our Specialty Chemicals segment, Fine Chemicals segment, and Other Businesses segment are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title passes, the price is fixed or determinable and collectability is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods and at times we receive payment for the product prior to customer acceptance. If we receive payment in advance of customer acceptance, we record deferred revenues upon delivery of the product and recognize these revenues in the period when the acceptance period lapses or customer’s acceptance has occurred. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria of Staff Accounting Bulletin No. 101 “Revenue Recognition in the Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.
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
INCOME TAXES. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company’s foreign subsidiary is provided at the tax rate applicable to the tax jurisdiction in which it is located.
On July 1, 2007, the Company adopted FASB Interpretation No. FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of this standard was consistent with FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, that was issued in May 2007 that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.
Under FIN 48, the Company may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.

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
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 will be effective for us on October 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 was effective for us on October 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations, financial position or cash flows.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in Thousands)
We have limited exposure to market risk. Currently, we do not engage in financial transactions for trading or speculative purposes. As of September 30, 2008, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. We estimate that the fair value of the Senior Notes to be approximately $97,900 based on the most recent trade data, which was as of November 17, 2008. To the extent we may be subject to interest rate risk, our exposure is primarily due to changes in market interest rates as compared to the fixed rate for the Senior Notes. At September 30, 2008, we had no amount outstanding under our Revolving Credit Facility. The interest payable on our Revolving Credit Facility is based on variable interest rates and, therefore, to the extent we draw down on such facility in the future, it could be affected by changes in market interest rates.
Although we do have a significant amount of export sales, to date these transactions have been settled mostly in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, it is possible that in the future a growing number of our export sales could be made in currencies other than the U.S. dollar. Consequently, fluctuations in the rates of exchange between the U.S. dollar and other currencies may subject us to foreign currency exchange risks in the future.
Item 8. Financial Statements and Supplementary Data
Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2008
	1st	2nd	3rd	4th	Total

Revenues	$46,890	$48,347	$36,740	$71,152	$203,129
Gross Profit	17,429	16,610	12,750	20,952	67,741
Net Income	2,863	1,633	128	4,327	8,951

Basic Earnings Per Share	$0.39	$0.22	$0.02	$0.58	$1.20
Diluted Earnings Per Share	$0.38	$0.22	$0.02	$0.57	$1.18

	Quarters For Fiscal Year 2007
	1st	2nd	3rd	4th	Total

Revenues	$34,888	$43,589	$43,723	$61,728	$183,928
Gross Profit	12,908	16,211	13,365	21,214	63,698
Net Income	639	118	606	3,621	4,984

Basic Earnings Per Share	$0.09	$0.02	$0.08	$0.49	$0.68
Diluted Earnings Per Share	$0.09	$0.02	$0.08	$0.48	$0.67
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and the presentation of our issued financial statements. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our issued financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008. Deloitte & Touche LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, has audited our internal control over financial reporting as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Pacific Corporation:
We have audited American Pacific Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008, of the Company and our report dated December 12, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
/s/ Deloitte & Touche LLP
Las Vegas, NV
December 12, 2008

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Board Nominations,” “Board Nominees,” “Board of Directors,” “Committees and Meetings—Audit Committee,” “Named Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for the 2009 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2008.
Code of Ethics. We have adopted a code of ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, entitled “Standards of Business Conduct” that is posted on our website at www.apfc.com. In addition, we will provide to any person without charge a copy of the Standards of Business Conduct upon written request to our Secretary at our principal executive offices at 3883 Howard Hughes Parkway, Suite 700, Las Vegas, Nevada 89169. In the event that we make any amendment to, or grant any waiver from, a provision of the Standards of Business Conduct that requires disclosure under applicable SEC rules and regulations and/or the Marketplace Rules of The Nasdaq Stock Market LLC, we will disclose such amendment or waiver and the reasons therefor as required by SEC rules and regulations and/or the Marketplace Rules of The Nasdaq Stock Market LLC on our website.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Compensation (Fiscal 2008),” “2002 Directors Stock Option Plan,” “Director Compensation Determinations and Considerations,” “Compensation Discussion and Analysis,” “Summary Compensation (Fiscal 2008),” “Retirement Benefits,” “Pension Benefits (Fiscal 2008),” “Employment, Change-of-Control and Severance Agreements,” “Plan-Based Compensation,” “Grants of Plan-Based Awards (Fiscal 2008),” “Outstanding Equity Awards at Fiscal Year-End (Fiscal 2008),” “Option Exercises and Stock Vested,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance Committee Report” of our definitive proxy statement for the 2009 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Equity Compensation Plans” and “Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for the 2009 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Independence of Directors” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2009 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2008.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2009 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2008.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	(1) Financial Statements
See Part II, Item 8 of the report for an index to the registrant’s financial statements and supplementary data.

(2)	Financial Statement Schedules

None applicable.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report (references to exhibit numbers are to the number assigned to the exhibit pursuant to Item 601 of Regulation S-K):

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the Registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

Exhibit
Number	Description

3.4	American Pacific Corporation Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on September 15, 2008).

3.5	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999).

3.6	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on February 6, 2007).

10.1*+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008.

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

Exhibit
Number	Description

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10++	Partnershipping Agreement, between Alliant Techsystems Incorporated (“Alliant”) and Western Electrochemical Company and letter, dated November 24, 1997, from American Pacific Corporation to Alliant and revised Exhibit B with respect thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.11	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on December 1, 2005).

10.12++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2006).

10.14+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2006).

10.15	Amended and Restated Credit Agreement, dated as of February 6, 2007, among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on February 6, 2007).

10.16+	Executive Officer and Director Compensation as of September 30, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2007).

Exhibit
Number	Description

10.17+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the Registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the Registrant with the Securities and Exchange Commission on April 24, 2003).

10.19+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on October 25, 2005).

10.20+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the Registrant with the Securities and Exchange Commission on April 24, 2003).

10.21+	American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on March 17, 2008).

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008).

10.26+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008).

*21	Subsidiaries of the Registrant.

*23	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description

*24	Powers of Attorney (included on the signature pages).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the Securities and Exchange Commission.
(b) See (a)(3) above.
(c) None applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2008	AMERICAN PACIFIC CORPORATION (Registrant)
	By:	/s/ JOHN R. GIBSON
John R. Gibson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
American Pacific Corporation and each of the undersigned do hereby appoint John R. Gibson and Dana M. Kelley and each of them severally, its or his or her true and lawful attorneys, with full power of substitution and resubstitution, to execute on behalf of American Pacific Corporation and the undersigned any and all amendments to this report and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN R. GIBSON	Date: December 12, 2008

John R. Gibson, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

/s/ DANA M. KELLEY	Date: December 12, 2008

Dana M. Kelley, Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

/s/ JOSEPH CARLEONE	Date: December 12, 2008

Joseph Carleone, Director

/s/ FRED D. GIBSON, JR.	Date: December 12, 2008

Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 12, 2008

Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 12, 2008

Berlyn D. Miller, Director

/s/ NORVAL F. POHL	Date: December 12, 2008

Norval F. Pohl, Ph.D., Director

/s/ C. KEITH ROOKER	Date: December 12, 2008

C. Keith Rooker, Director

/s/ DEAN M. WILLARD	Date: December 12, 2008

Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 12, 2008

Jane L. Williams, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Pacific Corporation:
We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), on September 30, 2007.
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
December 12, 2008

AMERICAN PACIFIC CORPORATION
Consolidated Balance Sheets
September 30, 2008 and 2007
(Dollars in Thousands)

	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$26,893	$21,426
Accounts Receivable, Net	27,445	25,236
Inventories	40,357	47,023
Prepaid Expenses and Other Assets	3,392	1,882
Income Taxes Receivable	1,804	376
Deferred Income Taxes	6,859	2,101

Total Current Assets	106,750	98,044
Property, Plant and Equipment, Net	118,608	116,965
Intangible Assets, Net	3,013	5,767
Deferred Income Taxes	13,849	19,385
Other Assets	9,193	9,246

TOTAL ASSETS	$251,413	$249,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,554	$10,784
Accrued Liabilities	5,526	7,829
Accrued Interest	1,650	1,686
Employee Related Liabilities	6,917	7,222
Income Taxes Payable	111	83
Deferred Revenues and Customer Deposits	3,091	7,755
Current Portion of Environmental Remediation Reserves	996	726
Current Portion of Long-Term Debt	254	252

Total Current Liabilities	29,099	36,337
Long-Term Debt	110,120	110,373
Environmental Remediation Reserves	13,282	14,697
Pension Obligations and Other Long-Term Liabilities	15,950	12,311

Total Liabilities	168,451	173,718

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 9,523,541 and 9,463,541 issued	952	946
Capital in Excess of Par Value	88,496	87,513
Retained Earnings	15,956	7,296
Treasury Stock - 2,045,950 and 2,034,870 shares	(17,175)	(16,982)
Accumulated Other Comprehensive Loss	(5,267)	(3,084)

Total Shareholders’ Equity	82,962	75,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,413	$249,407

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Operations
For the Years Ended September 30, 2008, 2007, and 2006
(Dollars in Thousands, Except per Share Amounts)

	2008	2007	2006

Revenues	$203,129	$183,928	$141,904
Cost of Revenues	135,388	120,230	97,043

Gross Profit	67,741	63,698	44,861
Operating Expenses	42,865	39,841	38,202
Environmental Remediation Charges	—	—	3,600

Operating Income	24,876	23,857	3,059
Interest and Other Income, Net	1,366	644	1,069
Interest and Other Expense	10,803	11,996	11,431
Debt Repayment Charges	—	2,916	—

Income (Loss) from Continuing
Operations before Income Tax	15,439	9,589	(7,303)
Income Tax Expense (Benefit)	6,488	4,605	(4,300)

Income (Loss) from Continuing Operations	8,951	4,984	(3,003)
Loss from Discontinued Operations, Net of Tax	—	—	(891)

Net Income (Loss)	$8,951	$4,984	$(3,894)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$1.20	$0.68	$(0.41)
Loss from Discontinued Operations, Net of Tax	—	—	(0.12)

Net Income (Loss)	$1.20	$0.68	$(0.53)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$1.18	$0.67	$(0.41)
Loss from Discontinued Operations, Net of Tax	—	—	(0.12)

Net Income (Loss)	$1.18	$0.67	$(0.53)

Weighted Average Shares Outstanding:
Basic	7,451,000	7,365,000	7,305,000
Diluted	7,599,000	7,471,000	7,305,000
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended September 30, 2008, 2007 and 2006
(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par				Other	Total
	Net of	Value of	Capital in			Compre-	Stock-
	Treasury	Common	Excess of	Retained	Treasury	hensive	holders’
	Shares	Stock	Par Value	Earnings	Stock	Loss	Equity

BALANCES, October 1, 2005	7,296,917	$932	$86,187	$6,206	$(16,982)	$(1,674)	$74,669

Comprehensive Income (Loss):
Net Loss				(3,894)			(3,894)
Currency Translation						15	15
Additional Minimum Pension Liability, Net of Tax						556	556

Total Comprehensive Loss							(3,323)

Issuance of Common Stock	27,254	1	157				158
Tax Benefit From Stock Options			21				21
Share-based Compensation			359				359

BALANCES, September 30, 2006	7,324,171	933	86,724	2,312	(16,982)	(1,103)	71,884

Comprehensive Income:
Net Income				4,984			4,984
Currency Translation						62	62
Additional Minimum Pension Liability, Net of Tax						1,094	1,094

Total Comprehensive Income							6,140

Adoption of SFAS 158, Net of Tax						(3,137)	(3,137)
Issuance of Common Stock	104,500	13	682				695
Tax Benefit From Stock Options			32				32
Share-based Compensation			75				75

BALANCES, September 30, 2007	7,428,671	946	87,513	7,296	(16,982)	(3,084)	75,689

Comprehensive Income:
Net Income				8,951			8,951
Currency Translation						(127)	(127)
Change in Unamortized Benefit Plan Costs, Net of Tax						296	296
Retirement Plan Amendments, Net of Tax						(2,352)	(2,352)

Total Comprehensive Income							6,768

Adoption of FIN 48				(291)			(291)
Purchase of Treasury Stock	(11,080)				(193)		(193)
Issuance of Common Stock	60,000	6	375				381
Tax Benefit From Stock Options			481				481
Share-based Compensation			127				127

BALANCES, September 30, 2008	7,477,591	$952	$88,496	$15,956	$(17,175)	$(5,267)	$82,962

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2008, 2007 and 2006
(Dollars in Thousands)

	2008	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$8,951	$4,984	$(3,894)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,454	19,461	20,181
Non-cash interest expense	637	2,142	3,967
Share-based compensation	127	75	359
Deferred income taxes	3,355	2,102	(3,442)
Non-cash component of debt repayment charges	—	2,309	—
Excess tax benefit from stock option exercises	(481)	(32)	(21)
Loss (Gain) on sale of assets	(416)	22	(610)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,317)	(5,712)	(1,135)
Inventories	6,666	(7,622)	(11,821)
Prepaid expenses and other current assets	(1,510)	(292)	(1,251)
Accounts payable	(349)	238	4,323
Income taxes	(919)	(63)	198
Accrued liabilities	(1,765)	2,621	75
Accrued interest	(36)	1,637	49
Employee related liabilities	(431)	2,622	2,356
Deferred revenues and customer deposits	(4,664)	2,072	975
Environmental remediation reserves	(1,145)	(2,088)	(3,076)
Pension obligations, net	277	1,677	650
Discontinued operations, net	—	—	1,287
Other	(2,101)	(2,015)	299

Net Cash Provided by Operating Activities	20,333	24,138	9,469

Cash Flows from Investing Activities:
Acquisition of businesses and earnout adjustment	—	(6,000)	(108,011)
Capital expenditures	(15,284)	(8,421)	(15,018)
Proceeds from sale of assets	—	—	2,395
Discontinued operations, net	—	7,510	(411)

Net Cash Used in Investing Activities	(15,284)	(6,911)	(121,045)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	—	110,000	85,000
Payments of long-term debt	(251)	(108,586)	(678)
Debt issuance costs	—	(4,814)	(3,119)
Issuance of common stock	381	695	158
Excess tax benefit from stock option exercises	481	32	21
Purchase of treasury stock	(193)	—	—
Discontinued operations, net	—	—	(147)

Net Cash Provided (Used) by Financing Activities	418	(2,673)	81,235

Net Change in Cash and Cash Equivalents	5,467	14,554	(30,341)
Cash and Cash Equivalents, Beginning of Year	21,426	6,872	37,213

Cash and Cash Equivalents, End of Year	$26,893	$21,426	$6,872

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended September 30, 2008, 2007 and 2006
(Dollars in Thousands)

	2008	2007	2006

Cash Paid For:
Interest	$10,141	$8,217	$7,415
Income taxes	5,304	1,157	(407)

Non-Cash Investing and Financing Transactions:
Issuance of Seller Subordinated Note, net of discount	$—	$—	$19,400
AFC Earnout Payment due seller (included in accrued liabilities)	—	—	6,000
Capital leases originated	—	346	527
Additions to Property, Plant and Equipment not yet paid	119	379	1,281
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(Dollars in Thousands, Except Per Share Amounts)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our subsidiaries (the “Company”, “we”, “us” or “our”). In connection with our acquisition of the fine chemicals business (the “AFC Business”) of GenCorp, Inc. (“GenCorp”), through the purchase of substantially all the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities, we began consolidating our newly-formed, wholly-owned subsidiary, Ampac Fine Chemicals LLC (“AFC”) on November 30, 2005 (see Note 2). All intercompany accounts have been eliminated.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, estimated costs to complete long-term contracts, deferred tax assets and long-lived assets, including intangible assets. Other areas in which significant judgment exists include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results may differ from estimates on which our consolidated financial statements were prepared.

Revenue Recognition. Revenues from our Specialty Chemicals segment, Fine Chemicals segment, and Other Businesses segment are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title passes, the price is fixed or determinable and collectability is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods and at times we receive payment for the product prior to customer acceptance. If we receive payment in advance of customer acceptance, we record deferred revenues upon delivery of the product and recognize these revenues in the period when the acceptance period lapses or customer’s acceptance has occurred. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria of Staff Accounting Bulletin No. 101 “Revenue Recognition in the Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date.

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

Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2008, 2007 and 2006, such transactions totaled approximately $19, $41 and $83, respectively.

Cash and Cash Equivalents. All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair Value Disclosure of Financial Instruments. We estimate the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate that the fair value of our fixed-rate long-term debt to be approximately $97,900 based on the most recent trade data, which was as of November 17, 2008.

Concentration of Credit Risk. Financial instruments that have potential concentrations of credit risk include cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high quality credit institutions. Our accounts receivable have concentration risk because significant amounts relate to customers in the aerospace and defense or pharmaceutical industries. From time to time we make sales to a customer that exceed 10% of our then outstanding accounts receivable balance. The following table provides disclosure of the percentage of our consolidated accounts receivable attributed to customers that exceed ten percent of the total for the fiscal years ended September 30:

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	2008	2007	2006

Fine chemicals customer	13%	11%	23%
Fine chemicals customer	19%		13%
Fine chemicals customer	10%		12%
Specialty chemicals customer		22%
Specialty chemicals customer		17%
Aerospace equipment customer	12%		13%
Inventories. Inventories are stated at the lower of cost or market. Inventoried costs include materials, labor and manufacturing overhead. Inventoried costs also include certain overhead parts and supplies. General and administrative costs are expensed as incurred. Raw materials cost of the Specialty Chemicals segment inventories is determined on a moving average basis. We expense the cost of inventories which are considered to be excess because on-hand inventory quantities exceed our estimates of future demand.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated productive lives of the assets of 3 to 15 years for machinery and equipment and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the estimated productive life of 7 to 9 years or the term of the lease.

Intangible Assets. Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated period of benefit of 1 to 10 years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been recorded during any of the years presented.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company’s foreign subsidiary is provided at the tax rate applicable to the tax jurisdiction in which it is located.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of this standard was consistent with FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, that was issued in May 2007 that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.

Under FIN 48, the Company may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency. We translate our foreign subsidiary’s assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average exchange rate for the year. Foreign currency translation gains or losses are reported as cumulative currency translation adjustments as a component of stockholders’ equity. For the year ended September 30, 2008, we recorded foreign currency transaction losses of $61, which are reported as a component of interest and other expenses on our consolidated statement of operations. Gains or losses resulting from transactions in foreign currencies were not material for the years ended September 30, 2007 and 2006.

Recently Issued or Adopted Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 was effective for us on October 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AFC Business Acquisition. On November 30, 2005, we completed the acquisition of the AFC Business of GenCorp through the purchase of substantially all of the assets of Aerojet Fine Chemicals LLC and the assumption of certain of its liabilities. The assets were acquired and liabilities assumed by our newly formed, wholly-owned subsidiary, Ampac Fine Chemicals LLC or “AFC”. AFC is a manufacturer of active pharmaceutical ingredients and registered intermediates under the U.S. Food and Drug Administration’s current Good Manufacturing Practices or “cGMP” guidelines for customers in the pharmaceutical industry.

The total consideration for the AFC Business acquisition was comprised of the following:

Cash	$88,500
Fair value of Seller Subordinated Noted (Face value $25,500)	19,400
Capital expenditures adjustment	17,431
Working capital adjustment	(1,268)
Earnout adjustment	5,000
Direct acquisition costs	4,348

$133,411

Seller Subordinated Note. The fair value of the unsecured subordinated seller note (the “Seller Subordinated Note”) in the principal amount of $25,500, was determined by discounting the required principal and interest payments at a rate of 15%, which the Company believed was appropriate for instruments with comparable terms. This Seller Subordinated Note was paid in full in February 2007.

Capital Expenditures Adjustment. The capital expenditures adjustment represents net reimbursements to GenCorp for their cash capital investments, as defined in the acquisition agreements, during the period July 2005 through the closing date on November 30, 2005.

Working Capital Adjustment. The working capital adjustment represents a net adjustment to the purchase price based on actual working capital as of the closing date compared to a target working capital amount specified in the acquisition agreements.

2.	ACQUISITIONS (continued)

Earnout and EBITDAP Adjustments. The acquisition agreements included a reduction of the purchase price if AFC did not achieve a specified level of earnings before interest, taxes, depreciation, amortization, and pension expense (“EBITDAP”) for the three months ended December 31, 2005, equal to four times the difference between the targeted EBITDAP and the actual EBITDAP achieved, not to exceed $1,000. This target was not met, and accordingly, we received $1,000 from GenCorp. In addition to the amounts paid at closing, the purchase price was subject to an additional contingent cash payment of up to $5,000 based on targeted financial performance of AFC during the year ended September 30, 2006. If the full earnout adjustment became payable to GenCorp, the EBITDAP adjustment also became refundable to GenCorp. During the year ended September 30, 2006, the AFC financial performance target was exceeded. Accordingly, we recorded a $6,000 payable to GenCorp as of September 30, 2006 (classified as accrued liabilities) comprised of the $5,000 Earnout Payment and the $1,000 refund of the EBITDAP adjustment. We paid GenCorp $6,000 in February 2007.

Direct Acquisition Costs. Direct acquisition costs, consisting primarily of legal and due diligence fees, were $4,348.

In connection with the AFC Business acquisition, we entered into the credit facilities and a seller subordinated note which were refinanced and repaid, respectively, in February 2007. The total purchase price was funded with net proceeds from these credit facilities of $81,881, the seller subordinated note of $25,500 and existing cash.

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

2.	ACQUISITIONS (continued)

2006
Revenues	$160,146
Loss from Continuing Operations	(4,814)
Net Loss	(5,705)

Basic Diluted Loss per Share:
Loss from Continuing Operations	$(0.66)
Net Loss	(0.78)
The pro forma financial information is not necessarily indicative of what the financial position or results of operations would have been if the combination had occurred on the above-mentioned date.

Recent Acquisition. Effective October 1, 2008, we completed the acquisition of Marotta Holdings, Ltd. and its wholly-owned subsidiaries (collectively “Marotta Europe”) for a Euro-denominated cash purchase price of €4.7 million, or approximately $6,451. The acquired business will become a component of our Aerospace Equipment segment and be accounted for using the purchase method of accounting.

Marotta Europe designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.

3.	SHARE-BASED COMPENSATION

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of September 30, 2008, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.
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

3.	SHARE-BASED COMPENSATION (continued)

November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of September 30, 2008, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

In November 2007, our board of directors adopted, and in March 2008, our stockholders approved, the American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. As of September 30, 2008, there were 350,000 shares available for grant under the 2008 plan.

A summary of our outstanding and vested stock option activity for the year ended September 30, 2008 is as follows:

	Total Outstanding		Non Vested
		Weighted		Weighted
		Average		Average
		Exercise		Fair
		Price		Value
	Shares	Per Share	Shares	Per Share

Balance, October 1, 2007	430,000	$7.05	9,500	$3.77
Granted	24,997	16.93	24,997	7.86
Vested	—	—	(9,500)	3.77
Exercised	(60,000)	6.77	—	—
Expired / Cancelled	—	—	—	—

Balance, September 30, 2008	394,997	$7.72	24,997	$7.86

A summary of our exercisable stock options as of September 30, 2008 is as follows:

Number of vested stock options	370,000
Weighted average exercise price per share	$7.10
Aggregate intrinsic value	$2,206
Weighted average remaining contractual term in years	5.8
We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

The following stock option information is as of September 30:

3. SHARE-BASED COMPENSATION (continued)

	2008	2007	2006

Weighted average grant date fair value per share of options granted	$7.86	$3.68	$2.00
Significant fair value assumptions:
Expected term in years	5.75	5.25	5.25
Expected volatility	44.5%	47.0%	47.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rates	3.4%	4.7%	4.4%
Total intrinsic value of options exercised	$629	$760	$54
Aggregate cash received for option exercises	$406	$695	$158

Total compensation cost (included in operating expenses)	$127	$75	$359
Tax benefit recognized	50	30	141

Net compensation cost	$77	$45	$218

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$70	$1	$6
Weighted-average years to be recognized	0.6	—	0.2
For the years ended September 30, 2008, 2007 and 2006, the expected option term was determined using the simplified method in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment”. Expected volatility is based on historical market factors related to the Company’s common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.
Our share-based compensation plans permit us, but do not require us, to repurchase newly exercised shares from optionees in settlement of the optionees’ exercise price obligation. Shares are repurchased at a price equal to the closing price of our common stock on the date of exercise. In June 2008, we repurchased 11,080 shares at an average price of $17.50 per share.
4. BALANCE SHEET DATA
The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2008	2007

Accounts Receivable:
Trade receivables	$23,201	$22,392
Unbilled receivables	3,827	2,908
Employee and other receivables	491	108
Allowance for bad debt	(74)	(172)

Total	$27,445	$25,236

Unbilled receivables represent unbilled costs and accrued profits related to revenues recognized on contracts that we account for using the percentage-of-completion method. Substantially all of these amounts are expected to be billed or invoiced within the next 12 months. We assess the collectability of our accounts receivable based on historical collection experience and provide allowances for estimated credit losses. Typically, our customers consist of large corporations and government contractors procuring products from us on behalf of or for the benefit of government agencies.

4. BALANCE SHEET DATA (continued)

	2008	2007

Inventories:
Finished goods	$2,475	$817
Work-in-progress	22,698	29,225
Raw materials and supplies	14,469	14,537
Deferred cost of revenues	715	2,444

Total	$40,357	$47,023

Property, Plant and Equipment:
Land and improvements	$2,945	$2,924
Buildings and improvements	45,879	43,926
Machinery and equipment	114,224	106,348
Construction in progress	7,542	3,318

Total Cost	170,590	156,516
Less: accumulated depreciation	(51,982)	(39,551)

Total	$118,608	$116,965

Depreciation expense for continuing operations was approximately $13,700, $14,323 and $11,525 for the years ended September 30, 2008, 2007 and 2006, respectively.
5. INTANGIBLE ASSETS
We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following as of September 30:

	2008	2007

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(37,180)

	—	1,517

Customer relationships and backlog	10,244	10,244
Less accumulated amortization	(7,231)	(5,994)

	3,013	4,250

Total	$3,013	$5,767

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was $1,517, $3,900 and $3,900 for years ended September 30, 2008, 2007 and 2006, respectively.
Customer relationships and backlog are assets of our Fine Chemicals segment and are subject to amortization. Amortization expense was $1,237, $1,238 and $4,756 for the years ended September 30, 2008, 2007 and 2006, respectively.
Estimated future amortization expense for our intangible assets is as follows:

Years ending September 30:
2009	$1,238
2010	1,238
2011	537

Total	$3,013

6. DEBT
Our outstanding debt balances consist of the following as of September 30:

	2008	2007

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due 2010	374	625

Total Debt	110,374	110,625
Less Current Portion	(254)	(252)

Total Long-term Debt	$110,120	$110,373

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
The Senior Notes may be redeemed by the Company, in whole or in part, under the following circumstances:
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00, and interest coverage ratio of at least 2.50 to 1.00. As of September 30, 2008, our total leverage ratio was 2.73 to 1.00 and our interest coverage ratio was 4.07 to 1.00. The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated.
As of September 30, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,164, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Principal Maturities. Principal maturities for our outstanding debt as of September 30, 2008 are as follows:

6. DEBT (continued)

Years ending September 30:
2009	$254
2010	120
2011	—
2012	—
2013	—
Thereafter	110,000

Total	$110,374

Debt Issue Costs and Debt Repayment Charges. In connection with the repayment and refinancing of our prior credit facilities in February 2007, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of $607 to terminate our second lien credit facility. These charges are presented as debt repayment charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,814 which were capitalized and classified as other assets on the balance sheet. These costs are being amortized as additional interest expense over the eight year term on the Senior Notes.
Letters of Credit. As of September 30, 2008, we had $2,038 in outstanding standby letters of credit which mature through March 2012. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Interest Rate Swap Agreements. In May 2006, we entered into two interest rate swap agreements, to have expired on June 30, 2008, for the purpose of hedging a portion of our exposure to changes in variable rate interest on our prior credit facilities. Under the terms of the swap agreements, we paid fixed rate interest and received variable rate interest based on a specific spread over three-month LIBOR. The differential to be paid or received was recorded as an adjustment to interest expense. The swap agreements did not qualify for hedge accounting treatment. We recorded an asset or liability for the fair value of the swap agreements, with the effect of marking these contracts to fair value being recorded as an adjustment to interest expense. In connection with the refinancing of our prior credit facilities in February 2007, we terminated our swap agreements and recorded a gain of $46 that is recorded as a reduction of interest expense in fiscal 2007.
7. EARNINGS (LOSS) PER SHARE
Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2008	2007	2006

Income (Loss) from Continuing Operations	$8,951	$4,984	$(3,003)

Basic:
Weighted Average Shares	7,451,000	7,365,000	7,305,000

Diluted:
Weighted Average Shares, Basic	7,451,000	7,365,000	7,305,000
Dilutive Effect of Stock Options	148,000	106,000	—

Weighted Average Shares, Diluted	7,599,000	7,471,000	7,305,000

Basic Earnings (Loss) per Share from Continuing Operations	$1.20	$0.68	$(0.41)
Diluted Earnings (Loss) per Share from Continuing Operations	$1.18	$0.67	$(0.41)

7. EARNINGS (LOSS) PER SHARE (continued)
As of September 30, 2008, we had 24,997 antidilutive options outstanding. As of September 30, 2007 we had no antidilutive options outstanding. Stock options outstanding as of September 30, 2006 were antidilutive because we reported a loss. Stock options are antidilutive if the exercise price of the option exceeds the average fair market value of our common stock for the period.
8. STOCKHOLDERS’ EQUITY
Preferred Stock. We have authorized 3,000,000 shares of preferred stock, par value $1.00 per share. At September 30, 2008 and 2007, no shares of preferred stock are issued and outstanding.
Shareholder Rights Plan. In August 1999, we adopted a shareholder rights plan under which each share of the Company’s common stock carries one preference share purchase right (a “Right”). In July 2008, our board of directors approved the extension of the shareholder rights plan to August 2, 2019. Aspects of the Rights, which may be amended under certain conditions by our board of directors, include, among other things, the following:
The Rights:
•	are attached to and trade with the outstanding shares of common stock.

•	generally become exercisable if a person or group of affiliated persons becomes an “Acquiring Person” by acquiring or commencing a tender offer to acquire 20% or more of the outstanding shares of our common stock.

•	do not become exercisable in the case of “Qualifying Offers” or “Permitted Offers”, which include, among others, tender or exchange offers for all outstanding common stock of the Company, the terms of which are approved by at least a majority of the non-employee directors on our board of directors.
Upon exercise of a Right, the holder (other than an Acquiring Person) shall have the right to purchase from the Company shares of our common stock having a market value of two times the exercise price of the Right. For example, at an exercise price of $24.00 per Right, each Right would entitle its holder to purchase $48.00 worth of common stock for $24.00. If there are insufficient shares of common stock available to permit the exercise in full of the Rights for common stock, then each Right shall entitle the holder thereof to purchase from the Company one one-hundredth of a share of Series D Participating Preference Stock, par value $1.00 per share (the “Preference Shares”), at a price of $24.00 per one one-hundredth of a Preference Share, subject to customary antidilution provisions.
Three hundred and fifty-thousand (350,000) Preference Shares are designated and reserved for issuance under our shareholders rights plan.
Preference Shares:
•	have 100 votes each, voting together with the common stock.

•	are entitled to receive the greater of a declared dividend payment of $1.00 per share or a dividend of 100 times the dividend declared per share of common stock.

•	are, in the event of a liquidation of the Company, entitled to the greater of $100 per share, plus any accrued and unpaid dividends, or 100 times the aggregate amount per share payable to holders of common stock.
9. INCOME TAXES
Income (loss) from continuing operations before income taxes for domestic and foreign operations is as follows:

9. INCOME TAXES (continued)

	2008	2007	2006

United States	$15,934	$10,228	$(6,779)
Foreign	(495)	(639)	(524)

Total	$15,439	$9,589	$(7,303)

The components of the income tax expense (benefit) for continuing operations are as follows for the years ended September 30:

	2008	2007	2006

Current	$1,580	$1,355	$(1,179)
Deferred	4,908	3,250	(3,121)

Income tax expense (benefit)	$6,488	$4,605	$(4,300)

Deferred tax assets are comprised of the following at September 30:

	2008	2007

Deferred tax assets:
Environmental remediation reserves	$7,386	$8,354
Tax credits and carryforwards	2,988	5,531
Pension obligations	5,447	3,083
Intangible assets	3,507	3,452
Inventory	4,848	1,398
Accrued expenses	2,292	946
Other	529	616

Subtotal	26,997	23,380
Valuation allowance	(891)	(855)

Deferred tax assets	26,106	22,525

Deferred tax liabilities:
Prepaid expenses	(627)	(714)
Property, plant and equipment	(4,613)	(217)
Other	(158)	(108)

Deferred tax liabilities	(5,398)	(1,039)

Net deferred tax assets	$20,708	$21,486

As of September 30, 2008 and 2007, we had federal operating loss carryforwards $1,810 and $10,884, respectively, available to reduce future federal taxable income, expiring in 2028. As of September 30, 2008 and 2007, respectively, we have aggregate operating loss carryforwards of $1,205 and $1,205 for certain U.S. states and $2,749 and $1,990 for the U.K. We do not anticipate future taxable income in these states or the U.K., and accordingly have provided valuation allowances of $891 and $855 as of September 30, 2008 and 2007, respectively. We have not provided a U.S. federal income tax benefit for the U.K. because we intend to permanently reinvest any earnings from the U.K.
A reconciliation of the federal statutory rate to our effective tax (benefit) rate from continuing operations is as follows for the years ended September 30:

9. INCOME TAXES (continued)

	2008	2007	2006

Federal income tax at the statutory rate	35.0%	35.0%	(35.0%)
State income tax, net of federal benefit	5.2%	4.0%	(3.1%)
Nondeductible expenses	1.5%	1.3%	1.0%
Valuation allowance	1.0%	2.0%	1.8%
Change in effective state income tax rate	(2.3%)	5.4%	(13.7%)
Interest and penalties	1.4%	0.0%	0.0%
Basis differences in partnerships	0.0%	0.0%	(5.6%)
Other	0.2%	0.3%	(4.3%)

Effective tax rate	42.0%	48.0%	(58.9%)

FIN 48. We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, we made a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Upon the adoption of FIN 48, we recorded a liability for unrecognized tax benefits of $3,949, of which $199 would impact our effective tax rate if we were to sustain the positions as filed. This liability was reduced to $313, of which $241 would impact our effective tax rate if we were to sustain the positions as filed. We expect that it is reasonably possible that our liability for unrecognized tax benefits will be reduced by $53 during the next twelve months due to the expiration of certain statutes of limitations. Changes to the balance of unrecognized tax benefits are as follows:

Balance, October 1, 2007	$3,949
Additions for tax positions of prior years	998
Reductions for tax positions of prior years	(4,572)
Lapse of statute of limitations	(62)

Balance, September 30, 2008	$313

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, we had accrued $154 for the payment of tax-related interest and penalties. For the year ended September 30, 2008, we recognized $253 in interest and penalties. As of September 30, 2008, we had accrued $225 for the payment of tax-related interest and penalties.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and the U.K. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2005.
10. EMPLOYEE BENEFIT PLANS
We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (the “AMPAC Plan”), the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”). Collectively, these three plans are referred to as the “Pension Plans”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC Business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In addition, we have the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that, as of September 30, 2008, includes four executive officers and one former executive officer. We use a measurement date of September 30 to account for our Pension Plans and SERP.

10. EMPLOYEE BENEFIT PLANS (continued)
In November 2007, our board of directors approved an amendment and restatement of the SERP. Under the terms of the amended and restated SERP, certain of our officers and their beneficiaries are entitled to receive a monthly annuity benefit following their retirement from the Company. The amendment and restatement of the SERP, which was effective as of October 1, 2007, amended, among other provisions, the list of participants in the SERP to include three additional executive officers of the Company and the method of calculating a participant’s benefit under the SERP.
We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for AFC and Aerospace Equipment U.S. employees. In addition, we make a profit sharing contribution for Aerospace Equipment U.S. employees. We made total contributions of $993 and $911 to the 401(k) Plans during the years ended September 30, 2008 and 2007, respectively.
We provide healthcare and life insurance benefits to substantially all of our employees.
Effective September 30, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires the recognition of the funded status of a defined benefit plan on our consolidated balance sheet. Upon adoption, we recorded an adjustment of $3,137 to the end-of-year balance of accumulated other comprehensive income in stockholders’ equity to recognize unamortized pension net losses and prior service costs as components of the ending balance of accumulated other comprehensive income, net of tax.
The following table summarizes changes in the components of unrecognized benefit plan costs for the year ended September 30, 2008:

	Pension Plans	SERP

Net actuarial loss (gain)	$685	$(184)
Prior service costs	242	3,516
Amortization of:
Net actuarial loss from previous years	(296)	—
Prior service costs	(76)	(434)
Income tax benefits related to above items	(238)	(1,159)

Changes in unrecognized benefit plan costs	$317	$1,739

The following table sets forth the amounts recognized as components of accumulated other comprehensive income at September 30:

	Pension Plans		SERP
	2008	2007	2008	2007

Net actuarial loss (gain)	$5,343	$4,953	$(130)	$54
Prior service costs	398	232	3,096	14
Income tax benefits related to above items	(2,296)	(2,057)	(1,186)	(27)

Unrecognized benefit plan costs, net of tax	$3,445	$3,128	$1,780	$41

The table below sets forth the amounts in accumulated other comprehensive income at September 30, 2008 that we expect to recognize in periodic pension cost in the year ending September 30, 2009.

	Pension Plans	SERP

Amortization of net actuarial loss	$244	$—
Amortization of prior service costs	76	434

Total	$320	$434

10. EMPLOYEE BENEFIT PLANS (continued)
The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

	Pension Plans		SERP
	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation, beginning of year	$39,694	$38,414	$2,076	$2,364
Service cost	2,078	2,027	351	—
Interest cost	2,526	2,252	346	138
Amendments	241	—	3,516	—
Actuarial gains	(6,021)	(1,984)	(184)	(300)
Benefits paid	(1,126)	(1,015)	(126)	(126)

Benefit obligation, end of year	37,392	39,694	5,979	2,076

Change in Plan Assets:
Fair value of plan assets, beginning of year	29,908	25,024	—	—
Actual return on plan assets	(4,241)	3,194	—	—
Employer contributions	3,011	2,705	126	126
Benefits paid	(1,126)	(1,015)	(126)	(126)

Fair value of plan assets, end of year	27,552	29,908	—	—

Funded status	$(9,840)	$(9,786)	$(5,979)	$(2,076)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plans		SERP
	2008	2007	2008	2007

Other assets (Prepaid benefit costs)	$—	$225	$—	$—
Employee related liabilities	—		(126)
Pension obligations and other long-term liabilities	(9,840)	(10,011)	(5,853)	(2,076)

Net amount recognized	$(9,840)	$(9,786)	$(5,979)	$(2,076)

The table below provides data for our defined benefit plans as of September 30:

	2008	2007

Plan Assets:
Ampac Plan	$22,929	$24,753
AFC Salaried Plan	2,978	3,204
AFC Bargaining Plan	1,645	1,951
Accumulated Benefit Obligation:
Ampac Plan	25,948	26,950
AFC Salaried Plan	3,285	3,220
AFC Bargaining Plan	2,067	1,726
Projected Benefit Obligation:
Ampac Plan	31,148	33,698
AFC Salaried Plan	4,177	4,270
AFC Bargaining Plan	2,067	1,726
The Pension Plans’ assets include no shares of our common stock. We developed assumptions for expected long-term returns for the targeted asset classes of each of the Pension Plans based on factors that include current market data such as yields/price-earnings ratios, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted average expected return was calculated. The actual and target asset allocation for the Pension Plans is as follows at September 30:

10. EMPLOYEE BENEFIT PLANS (continued)

	Target	Actual
	2008	2008	2007

Equity securities	70%	62%	72%
Debt securities	27%	23%	11%
Cash and marketable securities	3%	15%	17%

Total	100%	100%	100%

Net periodic pension expense is comprised of the following for the years ended September 30:

	Pension Plans			SERP
	2008	2007	2006	2008	2007	2006

Net Periodic Pension Cost:
Service cost	$2,078	$2,027	$1,863	$351	$—	$—
Interest cost	2,526	2,252	2,024	346	138	140
Expected return on plan assets	(2,466)	(2,084)	(1,791)	—	—	—
Recognized actuarial losses	296	429	584	—	11	24
Amortization of prior service costs	76	58	58	434	43	43

Net periodic pension cost	$2,510	$2,682	$2,738	$1,131	$192	$207

Actuarial Assumptions:
Discount rate	7.25%	6.25%	6.00%	7.25%	6.25%	6.00%
Rate of compensation increase	4.00%	4.50%	4.50%	4.00%	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
During the year ending September 30, 2009, we expect to contribute $2,941 to the Pension Plans and $126 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

Years ending September 30:	Pension Plans	SERP

2009	$1,469	$126
2010	1,529	114
2011	1,544	700
2012	1,573	674
2013	1,685	868
2014-2018	9,945	3,777
11. COMMITMENTS AND CONTINGENCIES
Operating Leases. We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2018. Total rental expense under operating leases was $1,574, $1,117 and $981, for the years ended September 30, 2008, 2007, and 2006, respectively.
Estimated future minimum lease payments under operating leases as of September 30, 2008, are as follows:

Years ending September 30:
2009	$1,679
2010	1,386
2011	1,364
2012	1,377
2013	1,284
Thereafter	5,737

Total	$12,827

11. COMMITMENTS AND CONTINGENCIES (continued)
Purchase Commitments. Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2008, our purchase commitments were not material.
Employee Agreements. We have an employment agreement with our Chief Operating Officer, the term of which ends on September 30, 2011, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the employment of our Chief Operating Officer for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.
Effective as of July 8, 2008, we entered into severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract.
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements were $4,186 as of September 30, 2008.
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
Environmental Matters.
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (the “EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water with perchlorate at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 — 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb. A decision as to whether or not to establish a minimum contaminate level is pending. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action. On October 10, 2008, the EPA announced a preliminary determination not to regulate perchlorate in drinking water at a national level. The EPA will make a final determination for perchlorate after considering information provided in the public comment period ended November 28, 2008.
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

11. COMMITMENTS AND CONTINGENCIES (continued)
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
In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 ppm, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 ppb.
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
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in fiscal 2005 we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations.
Henderson Site Environmental Remediation Reserve. We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range.
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

11. COMMITMENTS AND CONTINGENCIES (continued)
ISB is a new technology. Accordingly, as we gain ISB operational experience, we have and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Groundwater speed is one key variable used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area, in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.
O&M costs include primarily labor, utilities, repairs, maintenance supplies and consulting costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs, assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs for the duration of the project will be approximately $380.
As of September 30, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,500 to approximately $23,600, and the accrued amount was $14,278. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the year ended September 30, 2008 is shown below:

Balance, September 30, 2007	$15,423
Additions or adjustments	—
Expenditures	(1,145)

Balance, September 30, 2008	$14,278

AFC Environmental Matters. Our Fine Chemicals segment, AFC, is located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.
As part of the agreement by which we acquired the business of AFC from GenCorp, an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by AFC, Aerojet or GenCorp on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.

11. COMMITMENTS AND CONTINGENCIES (continued)
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
Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC, which was acquired on November 30, 2005 (See Note 2). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates under cGMP guidelines for commercial customers in the pharmaceutical industry. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing highly potent (including cytotoxic) products, and performing energetic and nucleoside/nucleotide chemistries at a commercial scale.
Specialty Chemicals. Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the space shuttle and defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing and historically used principally in the inflation of certain automotive airbag systems, and (iii) Halotron®, a series of clean fire extinguishing agents designed to replace halons and used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
Aerospace Equipment. Our Aerospace Equipment segment includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. (“ISP”). ISP manufacturers monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors.
Other Businesses. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.
Our revenues are characterized by individually significant orders and a relatively few customers. As a result, in any given reporting period, certain customers may account for more than ten percent of our consolidated revenues. The following table provides disclosure of the percentage of our consolidated revenues attributed to customers that exceed ten percent of the total for the fiscal years ended September 30:

12. SEGMENT INFORMATION (continued)

	2008	2007	2006

Fine chemicals customer	13%	11%	28%
Fine chemicals customer	31%	25%
Fine chemicals customer	10%	10%
Specialty chemicals customer	16%	15%	18%
Specialty chemicals customer		10%
The following provides financial information about our segment operations for the fiscal years ended September 30:

	2008	2007	2006

Revenues
Fine Chemicals	$124,187	$104,441	$74,026
Specialty Chemicals	57,097	57,088	46,450
Aerospace Equipment	16,435	17,348	17,394
Other Businesses	5,410	5,051	4,034

Total Revenues	$203,129	$183,928	$141,904

Segment Operating Income:
Fine Chemicals	$16,246	$16,790	$7,245
Specialty Chemicals	23,128	18,223	14,755
Aerospace Equipment	736	1,458	802
Other Businesses	1,022	1,210	264

Total Segment Operating Income	41,132	37,681	23,066
Corporate Expenses	(16,256)	(13,824)	(16,407)
Environmental Remediation Charges	—	—	(3,600)

Operating Income	$24,876	$23,857	$3,059

Depreciation and Amortization:
Fine Chemicals	$12,876	$13,637	$14,379
Specialty Chemicals	2,825	5,159	5,149
Aerospace Equipment	222	142	93
Other Businesses	12	12	11
Corporate	519	511	549

Total	$16,454	$19,461	$20,181

Capital Expenditures:
Fine Chemicals	$10,667	$7,004	$13,486
Specialty Chemicals	1,687	1,026	816
Aerospace Equipment	686	337	414
Other Businesses	1	—	2
Corporate	2,243	54	300

Total	$15,284	$8,421	$15,018

Assets, at year end:
Fine Chemicals	$155,807	$156,370	$158,151
Specialty Chemicals	18,282	28,058	23,934
Aerospace Equipment	10,563	8,989	9,411
Other Businesses	4,963	3,946	4
Corporate	61,798	52,044	47,955

Total	$251,413	$249,407	$239,455

Substantially all of our operations are located in the United States. Our operations in the U.K. are not material in terms of both operating results and assets. Export sales consist mostly of fine chemicals and water treatment equipment sales. For the year ended September 30, 2008, export sales

12. SEGMENT INFORMATION (continued)
represented 48% of consolidated revenues, with the U.K. and Belgium representing 32% and 10%, respectively. Export sales represented 40% of consolidated revenues for the year ended September 30, 2007, with the U.K. representing 25% of consolidated revenues. Export sales for the year ended September 30, 2006 represented 19% of consolidated revenues, with no single country accounting for more than 10% of our consolidated revenues.
13. INTEREST AND OTHER INCOME
Interest and other income consists of the following:

	2008	2007	2006

Interest Income	$937	$644	$459
Gain in Sales of Assets	429	—	610

	$1,366	$644	$1,069

In October 2005, we sold our one-third interest in an office building located in Las Vegas, Nevada and concurrently renewed our lease with the buyer to lease a floor in the same building. The transaction was accounted for as a sale-leaseback. The transaction resulted in a total gain of $2,395, of which we deferred $1,815 representing the present value of future lease payments and recognized gain on sale of assets in the amount of $580, which was reported as a component of other income in our consolidated statement of operations for the year ended September 30, 2006. We amortized the deferred gain (as a reduction of rental expense), using the straight-line method through April 2008. In May 2008, we terminated our lease and relocated our offices to different leased space. The unamortized sale leaseback gain, in the amount of $457, was recognized as a component of other income in our consolidated statement of operations for the year ended September 30, 2008.
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
Summarized financial information for ESI is as follows:

2006
Revenues	$13,285
Discontinued Operations:
Operating loss before tax	(813)
Benefit for income tax	(258)

Net loss from discontinued operations	(555)

Gain (Loss) on Sale of Discontinued Operations:
Gain on sale of discontinued operations before tax	258
Income tax expense	594

Net loss on sale of discontinued operations	(336)

$(891)

15. GUARANTOR SUBSIDIARIES
As discussed in Note 6, in February 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s sole foreign subsidiary (“Non-Guarantor Subsidiary”) is not a guarantor of the Senior Notes. Each of the Parent’s subsidiaries is 100% owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiary:
Condensed Consolidating Balance Sheet -
September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$26,664	$229	$—	$26,893
Accounts Receivable, Net	—	27,083	649	(287)	27,445
Inventories	—	39,669	688	—	40,357
Prepaid Expenses and Other Assets	—	5,085	111	—	5,196
Deferred Income Taxes	—	6,859	—	—	6,859

Total Current Assets	—	105,360	1,677	(287)	106,750
Property, Plant and Equipment, Net	—	118,437	171	—	118,608
Intangible Assets, Net	—	3,013	—	—	3,013
Deferred Income Taxes	—	13,849	—	—	13,849
Other Assets	—	9,193	—	—	9,193
Intercompany Advances	79,886	2,664	—	(82,550)	—
Investment in Subsidiaries, Net	113,076	(1,143)	—	(111,933)	—

Total Assets	$192,962	$251,373	$1,848	$(194,770)	$251,413

Liabilitites and Shareholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$24,718	$327	$(287)	$24,758
Environmental Remediation Reserves	—	996	—	—	996
Deferred Revenues and Customer Deposits	—	3,091	—	—	3,091
Current Portion of Long-Term Debt	—	254	—	—	254
Intercompany Advances	—	79,886	2,664	(82,550)	—

Total Current Liabilities	—	108,945	2,991	(82,837)	29,099
Long-Term Debt	110,000	120	—	—	110,120
Environmental Remediation Reserves	—	13,282	—	—	13,282
Pension Obligations and Other Long-Term Liabilities	—	15,950	—	—	15,950

Total Liabilities	110,000	138,297	2,991	(82,837)	168,451
Total Shareholders’ Equity	82,962	113,076	(1,143)	(111,933)	82,962

Total Liabilities and Shareholders’ Equity	$192,962	$251,373	$1,848	$(194,770)	$251,413

15. GUARANTOR SUBSIDIARIES (continued)
      Condensed Consolidating Balance Sheet -
      September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$21,352	$74	$—	$21,426
Accounts Receivable, Net	—	25,262	1,053	(1,079)	25,236
Inventories	—	46,311	712	—	47,023
Prepaid Expenses and Other Assets	—	2,160	98	—	2,258
Deferred Income Taxes	—	2,101	—	—	2,101

Total Current Assets	—	97,186	1,937	(1,079)	98,044
Property, Plant and Equipment, Net	—	116,814	151	—	116,965
Intangible Assets, Net	—	5,767	—	—	5,767
Deferred Income Taxes	—	19,385	—	—	19,385
Other Assets	—	9,246	—	—	9,246
Intercompany Advances	78,976	1,840	—	(80,816)	—
Investment in Subsidiaries, Net	106,713	(521)	—	(106,192)	—

Total Assets	$185,689	$249,717	$2,088	$(188,087)	$249,407

Liabilitites and Shareholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$27,914	$769	$(1,079)	$27,604
Environmental Remediation Reserves	—	726	—	—	726
Deferred Revenues and Customer Deposits	—	7,755	—	—	7,755
Current Portion of Debt	—	252	—	—	252
Intercompany Advances	—	78,976	1,840	(80,816)	—

Total Current Liabilities	—	115,623	2,609	(81,895)	36,337
Long-Term Debt	110,000	373	—	—	110,373
Environmental Remediation Reserves	—	14,697	—	—	14,697
Pension Obligations and Other Long-Term Liabilities	—	12,311	—	—	12,311

Total Liabilities	110,000	143,004	2,609	(81,895)	173,718
Total Shareholders’ Equity	75,689	106,713	(521)	(106,192)	75,689

Total Liabilities and Shareholders’ Equity	$185,689	$249,717	$2,088	$(188,087)	$249,407

15. GUARANTOR SUBSIDIARIES (continued)
      Condensed Consolidating Statement of Operations -
      Year Ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$200,611	$2,742	$(224)	$203,129
Cost of Revenues	—	133,043	2,569	(224)	135,388

Gross Profit	—	67,568	173	—	67,741
Operating Expenses	—	42,245	620	—	42,865

Operating Income (Loss)	—	25,323	(447)	—	24,876
Interest and Other Income, Net	10,654	1,353	13	(10,654)	1,366
Interest and other Expense	10,654	10,742	61	(10,654)	10,803

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	15,934	(495)	—	15,439
Income Tax Expense	—	6,488	—	—	6,488

Income (Loss) before Equity Account for Subsidiaries	—	9,446	(495)	—	8,951
Equity Account for Subsidiaries	8,951	(495)	—	(8,456)	—

Net Income (Loss)	$8,951	$8,951	$(495)	$(8,456)	$8,951

      Condensed Consolidating Statement of Operations -
      Year Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$182,458	$1,699	$(229)	$183,928
Cost of Revenues	—	118,710	1,749	(229)	120,230

Gross Profit	—	63,748	(50)	—	63,698
Operating Expenses	—	39,247	594	—	39,841

Operating Income (Loss)	—	24,501	(644)	—	23,857
Interest and Other Income, Net	11,846	639	5	(11,846)	644
Interest Expense and Debt Refinance Charges	11,846	14,912	—	(11,846)	14,912

Income (Loss) before Income Tax and and Equity Account for Subsidiaries	—	10,228	(639)	—	9,589
Income Tax Expense	—	4,605	—	—	4,605

Income (Loss) before Equity Account for Subsidiaries	—	5,623	(639)	—	4,984
Equity Account for Subsidiaries	4,984	(639)	—	(4,345)	—

Net Income (Loss)	$4,984	$4,984	$(639)	$(4,345)	$4,984

15. GUARANTOR SUBSIDIARIES (continued)
      Condensed Consolidating Statement of Operations -
      Year Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$140,694	$1,573	$(363)	$141,904
Cost of Revenues	—	95,935	1,471	(363)	97,043

Gross Profit	—	44,759	102	—	44,861
Operating Expenses	—	37,572	630	—	38,202
Environmental Remediation Charges	—	3,600	—	—	3,600

Operating Income (Loss)	—	3,587	(528)	—	3,059
Interest and Other Income, Net	11,409	1,065	4	(11,409)	1,069
Interest Expense	11,409	11,431	—	(11,409)	11,431

Loss from Continuing Operations before Income Tax and Equity Account for Subsidiaries	—	(6,779)	(524)	—	(7,303)
Income Tax Benefit	—	(4,259)	(41)	—	(4,300)

Loss from Continuing Operations before Equity Account for Subsidiaries	—	(2,520)	(483)	—	(3,003)
Equity Account for Subsidiaries	(3,003)	(483)	—	3,486	—

Net Loss from Continuing Operations	$(3,003)	$(3,003)	$(483)	$3,486	$(3,003)

      Condensed Consolidating Statement of Cash Flows -
      Year Ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$—	$20,960	$(627)	$—	$20,333

Cash Flows from Investing Activities:
Capital expenditures	—	(15,242)	(42)	—	(15,284)

Net Cash Used in Investing Activities	—	(15,242)	(42)	—	(15,284)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(251)	—	—	(251)
Issuance of common stock	381	—	—	—	381
Excess tax benefit from stock option exercises	481	—	—	—	481
Purchases of treasury stock	(193)	—	—	—	(193)
Intercompany advances, net	(669)	(155)	824	—	—

Net Cash Provided (Used) by Financing Activities	—	(406)	824	—	418

Net Change in Cash and Cash Equivalents	—	5,312	155	—	5,467
Cash and Cash Equivalents, Beginning of Period	—	21,352	74	—	21,426

Cash and Cash Equivalents, End of Period	$—	$26,664	$229	$—	$26,893

15. GUARANTOR SUBSIDIARIES (continued)
      Condensed Consolidating Statement of Cash Flows -
      Year Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided (used) by operating activities	$—	$24,984	$(846)	$—	$24,138

Cash Flows from Investing Activities:
Acquisition of businesses	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(8,362)	(59)	—	(8,421)
Discontinued operations, net	—	7,510	—	—	7,510

Net Cash Used in Investing Activities	—	(6,852)	(59)	—	(6,911)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	—	—	—	110,000
Payments of long-term debt	(108,326)	(260)	—	—	(108,586)
Debt issuance costs	(4,814)	—	—	—	(4,814)
Issuance of common stock	727	—	—	—	727
Intercompany advances, net	2,413	(3,278)	865	—	—

Net Cash Provided (Used) by Financing Activities	—	(3,538)	865	—	(2,673)

Net Change in Cash and Cash Equivalents	—	14,594	(40)	—	14,554
Cash and Cash Equivalents, Beginning of Year	—	6,758	114	—	6,872

Cash and Cash Equivalents, End of Year	$—	$21,352	$74	$—	$21,426

      Condensed Consolidating Statement of Cash Flows -
      Year Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided (used) by operating activities	$—	$9,565	$(96)	$—	$9,469

Cash Flows from Investing Activities:
Acquisition of businesses	—	(108,011)	—	—	(108,011)
Capital expenditures	—	(14,906)	(112)	—	(15,018)
Proceeds from sale of assets		2,395	—	—	2,395
Discontinued operations, net	—	(411)	—	—	(411)

Net Cash Used in Investing Activities	—	(120,933)	(112)	—	(121,045)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	85,000	—	—	—	85,000
Payments of long-term debt	(650)	(28)	—	—	(678)
Debt issuance costs	(3,119)	—	—	—	(3,119)
Issuance of common stock	179	—	—	—	179
Intercompany advances, net	(81,410)	80,694	716	—	—
Discontinued operations, net	—	(147)	—	—	(147)

Net Cash Provided by Financing Activities	—	80,519	716	—	81,235

Net Change in Cash and Cash Equivalents	—	(30,321)	(20)	—	(30,341)
Cash and Cash Equivalents, Beginning of Year	—	37,079	134	—	37,213

Cash and Cash Equivalents, End of Year	$—	$6,758	$114	$—	$6,872