Form 10-Q
period 2008-12-31
AMERICAN PACIFIC CORP
filed 2009-02-06
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding as of January 31, 2009 was 7,504,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2008	2007

Revenues	$45,629	$46,890
Cost of Revenues	30,895	29,461

Gross Profit	14,734	17,429
Operating Expenses	11,309	10,205

Operating Income	3,425	7,224
Interest and Other Income, Net	61	378
Interest Expense	2,694	2,704

Income before Income Tax	792	4,898
Income Tax Expense	335	2,035

Net Income	$457	$2,863

Earnings per Share:
Basic	$0.06	$0.39
Diluted	$0.06	$0.38

Weighted Average Shares Outstanding:
Basic	7,480,000	7,434,000
Diluted	7,573,000	7,584,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31,	September 30,
	2008	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$25,308	$26,893
Accounts Receivable, Net	23,007	27,445
Inventories	42,983	40,357
Prepaid Expenses and Other Assets	3,443	3,392
Income Taxes Receivable	1,802	1,804
Deferred Income Taxes	6,859	6,859

Total Current Assets	103,402	106,750
Property, Plant and Equipment, Net	118,134	118,608
Intangible Assets, Net	4,962	3,013
Goodwill	3,063	—
Deferred Income Taxes	13,851	13,849
Other Assets	10,102	9,193

TOTAL ASSETS	$253,514	$251,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,889	$10,554
Accrued Liabilities	6,368	5,526
Accrued Interest	4,159	1,650
Employee Related Liabilities	4,296	6,917
Income Taxes Payable	425	111
Deferred Revenues and Customer Deposits	5,131	3,091
Current Portion of Environmental Remediation Reserves	959	996
Current Portion of Long-Term Debt	300	254

Total Current Liabilities	30,527	29,099
Long-Term Debt	110,181	110,120
Environmental Remediation Reserves	12,952	13,282
Pension Obligations	16,268	15,692
Other Long-Term Liabilities	531	258

Total Liabilities	170,459	168,451

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 9,550,541 and 9,523,541 issued	955	952
Capital in Excess of Par Value	88,666	88,496
Retained Earnings	16,413	15,956
Treasury Stock — 2,045,950 and 2,045,950 shares	(17,175)	(17,175)
Accumulated Other Comprehensive Loss	(5,804)	(5,267)

Total Shareholders’ Equity	83,055	82,962

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,514	$251,413

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$457	$2,863
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	3,969	4,815
Non-cash interest expense	159	164
Share-based compensation	132	29
Excess tax benefit from stock option exercises	(3)	(28)
Deferred income taxes	(58)	(13)
Loss on sale of assets	53	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,661	11,238
Inventories	(3,052)	(3,071)
Prepaid expenses and other current assets	(12)	(283)
Accounts payable	(2,627)	(265)
Income taxes	325	2,140
Accrued liabilities	631	(131)
Accrued interest	2,509	2,439
Employee related liabilities	(2,739)	(2,079)
Deferred revenues and customer deposits	415	1,027
Environmental remediation reserves	(367)	(293)
Pension obligations, net	576	227
Other	(79)	(560)

Net Cash Provided by Operating Activities	6,950	18,219

Cash Flows from Investing Activities:
Capital expenditures	(1,809)	(1,500)
Acquisition of business, net of cash acquired	(6,653)	—

Net Cash Used by Investing Activities	(8,462)	(1,500)

Cash Flows from Financing Activities:
Payments of long-term debt	(108)	(62)
Issuances of common stock, net	32	49
Excess tax benefit from stock option exercises	3	28

Net Cash Provided (Used) by Financing Activities	(73)	15

Net Change in Cash and Cash Equivalents	(1,585)	16,734
Cash and Cash Equivalents, Beginning of Period	26,893	21,426

Cash and Cash Equivalents, End of Period	$25,308	$38,160

Cash Paid (Received) For:
Interest	$55	$101
Income taxes	6	(152)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	897	1,542
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008. The operating results and cash flows for the three-month period ended December 31, 2008 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies. A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008.

Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated.

Effective October 1, 2008, we completed the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008 and is a component of our Aerospace Equipment segment. See Note 2.

Recently Issued or Adopted Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. We have not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to non-financial assets and liabilities. The remaining provisions of SFAS No. 157 become effective for us beginning October 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 was effective for us on October 1, 2008. We chose not to elect the fair value option for any of our financial instruments.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. FSP No. 142-3 is effective for us beginning October 1, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements are effective for our fiscal year ending September 30, 2010.

2.	ACQUISITION

Effective October 1, 2008, we completed the acquisition of AMPAC ISP Holdings for a cash purchase price, including direct expenses and net of cash acquired, of $6,653. AMPAC ISP Holdings designs,

2.	ACQUISITION (continued)

develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.

The acquisition of AMPAC ISP Holdings enhances our opportunities to penetrate the European space market and provides us with the opportunity to further expand our Aerospace Equipment segment product offerings through the development and manufacture of additional space valves and space structures. These factors result in the recognition of intangible assets for customer relationships and goodwill.

We are accounting for this acquisition using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. We engaged outside consultants to assist in the valuation of property, plant and equipment and intangible assets. As of December 31, 2008, the allocation of the purchase price and the related determination of the useful lives of property, plant and equipment were preliminary and subject to change pending receipt and evaluation of the final valuation report. In addition, amounts allocated to deferred tax assets and liabilities are preliminary pending completion of AMPAC ISP Holdings’s tax filings for calendar 2008.

The following table indicates the preliminary amounts assigned to each major asset and liability caption of AMPAC ISP Holdings as of the acquisition date:

Accounts Receivable	$2,291
Inventory	552
Prepaid Expenses	39
Property, Plant and Equipment	912
Intangible Assets	2,840
Goodwill	3,086

Total Assets Acquired	9,720
Accounts Payable, Accrued Expenses and Other Current Liabilities	978
Customer Deposits	1,625
Long-Term Liabilities	464

Total Liabilities Assumed	3,067

Purchase Price	$6,653

Intangible assets, consisting of customer relationships (average life of 5 years) and existing customer backlog (average life of 1.5 years), have definite lives and are being amortized over their estimated useful lives using the straight-line method.

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

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors and aligning their interests with those of our stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common stock may be issued upon grant, option exercise or vesting of the award. We maintain three share-based plans, each as discussed below.

3.	SHARE-BASED COMPENSATION (continued)

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of December 31, 2008, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of December 31, 2008, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. As of December 31, 2008, there were 172,000 shares available for grant under the 2008 plan. This plan was approved by our stockholders.

A summary of our stock option and restricted stock activity for the three months ended December 31, 2008 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non Vested		Outstanding and Non Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2008	394,997	$7.72	24,997	$7.86	—	$—
Granted	156,000	10.98	156,000	5.41	22,000	11.25
Vested	—	—	(12,502)	7.89	—	—
Exercised	(5,000)	6.34	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, December 31, 2008	545,997	8.66	168,495	5.59	22,000	11.25

A summary of our exercisable stock options as of December 31, 2008 is as follows:

Number of vested stock options	377,502
Weighted-average exercise price per share	$7.43
Aggregate intrinsic value	$411
Weighted-average remaining contractual term in years	5.7
We determine the fair value of stock option awards at their grant date, using a Black-Scholes Option-Pricing model applying the assumptions in the following table. We determine the fair value of restricted stock awards based on the fair market value of our common stock on the grant date. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

3.	SHARE-BASED COMPENSATION (continued)

	Three Months Ended
	December 31,
	2008	2007

Weighted-average grant date fair value per share of options granted	$5.41	$7.86
Significant fair value assumptions:
Expected term in years	6.00	5.75
Expected volatility	48.7%	45.0%
Expected dividends	0.0%	0.0%
Risk-free interest rates	2.7%	3.4%
Total intrinsic value of options exercised	$21	$70
Aggregate cash received for option exercises	$32	$49

Compensation cost (included in operating expenses)
Stock options	$108	$29
Restricted stock	24	—

Total	132	29
Tax benefit recognized	29	12

Net compensation cost	$103	$17

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$807	$168
Restricted stock	$223	—
Weighted-average years to be recognized
Stock options	1.9	1.4
Restricted stock	1.9	—
4.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	December 31,	September 30,
	2008	2008

Finished goods	$2,841	$2,475
Work-in-process	24,123	22,698
Raw materials and supplies	15,211	14,469
Deferred cost of revenues	808	715

Total	$42,983	$40,357

Intangible Assets. We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	December 31,	September 30,
	2008	2008

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	—	—

Customer relationships	6,487	5,488
Less accumulated amortization	(2,785)	(2,475)

	3,702	3,013

Backlog	1,460	—
Less accumulated amortization	(200)	—

	1,260	—

Total	$4,962	$3,013

4.	SELECTED BALANCE SHEET DATA (continued)

The perchlorate customer list is an asset of our Specialty Chemicals segment and is subject to amortization. Amortization expense was zero and $975 for the three-month periods ended December 31, 2008 and 2007, respectively.

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $310 and $309 for the three-month periods ended December 31, 2008 and 2007, respectively.

Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $200 and zero for the three-month periods ended December 31, 2008 and 2007, respectively.

In connection with our acquisition of AMPAC ISP Holdings (See Note 2), as of October 1, 2008, we recorded customer relationships in the amount of $1,097 and backlog in the amount of $1,743, based on our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed.

Goodwill. In connection with our acquisition of AMPAC ISP Holdings (See Note 2), we recorded goodwill in the amount of $3,086, based on our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. As of December 31, 2008, the balance was $3,063, reflecting the changes in the foreign currency rates used to consolidate our foreign subsidiaries.

5.	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) consists of the following:

	Three Months Ended
	December 31,
	2008	2007

Net Income	$457	$2,863
Other Comprehensive Income (Loss) –
Foreign currency translation adjustment	(537)	(47)
SERP Amendment, net of tax	—	(2,110)

Comprehensive Income (Loss)	$(80)	$706

The components of accumulated other comprehensive loss are as follows:
	December 31,	September 30,
	2008	2008

Cumulative currency translation adjustment	$(580)	$(43)
Unamortized benefit plan costs, net of tax of $3,482 and $3,482	(5,224)	(5,224)

Total	$(5,804)	$(5,267)

6.	EARNINGS PER SHARE

Shares used to compute earnings per share are as follows:

	Three Months Ended
	December 31,
	2008	2007

Net income	$457	$2,863

Basic weighted-average shares	7,480,000	7,434,000

Diluted:
Weighted-average shares, basic	7,480,000	7,434,000
Dilutive effect of stock options	93,000	150,000

Weighted-average shares, diluted	7,573,000	7,584,000

Basic earnings per share	$0.06	$0.39
Diluted earnings per share	$0.06	$0.38
As of December 31, 2008, we had 202,997 antidilutive options outstanding. As of December 31, 2007 we had no antidilutive options outstanding.

7.	DEBT

Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2008	2008

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2012	481	374

Total Debt	110,481	110,374
Less Current Portion	(300)	(254)

Total Long-term Debt	$110,181	$110,120

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:
•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.
The Senior Notes may be redeemed by the Company, in whole or in part, under the following circumstances:
•	at any time prior to February 1, 2011 at a price equal to 100% of the purchase amount of the Senior Notes plus an applicable premium as defined in the related indenture;

•	at any time on or after February 1, 2011 at redemption prices beginning at 104.5% of the principal amount to be redeemed and reducing to 100% by February 1, 2013;

7.	DEBT (continued)
•	until February 1, 2010, up to 35% of the principal amount of the Senior Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest thereon, with the proceeds of certain sales of our equity securities; and

•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.
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

The Revolving Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Revolving Credit Facility. The Revolving Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:
•	incur debt, incur contingent obligations and issue certain types of preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	make certain investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

7.	DEBT (continued)

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00, and interest coverage ratio of at least 2.50 to 1.00. As of December 31, 2008, our total leverage ratio was 3.12 to 1.00 and our interest coverage ratio was 3.55 to 1.00. The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated.

As of December 31, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,042, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit. As of December 31, 2008, we had $1,958 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters.

Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency (the “EPA”), but it is on the EPA’s Contaminant Candidate List. The EPA has conducted a risk assessment relating to perchlorate, two drafts of which were subject to formal peer reviews held in 1999 and 2002. Following the 2002 peer review, the EPA perchlorate risk assessment together with other perchlorate related science was reviewed by the National Academy of Sciences (“NAS”). This NAS report was released on January 11, 2005. The recommendations contained in this NAS report indicate that human health is protected in drinking water with perchlorate at a level of 24.5 parts per billion (“ppb”). Certain states have also conducted risk assessments and have set preliminary levels from 1 — 14 ppb. The EPA has established a reference dose for perchlorate of .0007 mg/kg/day which is equal to a drinking water equivalent level of 24.5 ppb. A decision as to whether or not to establish a minimum contaminate level is pending. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action. On October 10, 2008, the EPA announced a preliminary determination not to regulate perchlorate in drinking water at a national level. Following the end of the comment period on EPA’s October determination, the EPA established an interim health advisory of 15 ppb. The EPA also requested that the NAS provide a final review of the EPA’s science-based risk assessment.

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (“AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corporation (“KMCC”) also operated a perchlorate production facility in Henderson, Nevada (the “KMCC Site”) from 1967 to 1998. In addition, between 1956 and 1967, American Potash operated a perchlorate production facility and, for many years prior to 1956, other entities also manufactured perchlorate chemicals at the KMCC Site. As a result of a longer production history in Henderson, KMCC and its predecessor operations manufactured significantly greater amounts of perchlorate over time than we did at the AMPAC Henderson Site.

In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley.

8.	COMMITMENTS AND CONTINGENCIES (continued)

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

ISB is a new technology on the scale being used at the AMPAC Henderson Site. Accordingly, as we gain ISB operational experience, we have and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.

8.	COMMITMENTS AND CONTINGENCIES (continued)

Groundwater speed is one key variable along with the required pore volumes of groundwater used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area, in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.

O&M costs include primarily labor, utilities, repairs, maintenance supplies and professional service costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs beyond 2012 and for the duration of the project will be approximately $380.

As of December 31, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,100 to approximately $23,200, and the accrued amount was $13,911. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the three months ended December 31, 2008 is shown below:

Balance, September 30, 2008	$14,278
Additions or adjustments	—
Expenditures	(367)

Balance, December, 2008	$13,911

AFC Environmental Matters. Our Fine Chemicals segment, Ampac Fine Chemicals LLC (“AFC”), is located on land leased from Aerojet-General Corporation (“Aerojet”), a wholly-owned subsidiary of GenCorp Inc. (“GenCorp”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

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

We report our business in four operating segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest are not allocated to segment operating results.

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC. AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates under current Good Manufacturing Practices (“cGMP”) guidelines for commercial customers in the pharmaceutical industry. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing highly potent (including cytotoxic) products, and performing energetic and nucleoside/nucleotide chemistries at a commercial scale.

Specialty Chemicals. Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, used principally in solid rocket propellants for the Space Shuttle and defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing, and (iii) Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

Aerospace Equipment. Our Aerospace Equipment segment includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. (“ISP”). ISP manufactures monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors.

Effective October 1, 2008, we completed the acquisition of AMPAC ISP Holdings. AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008 and is a component of our Aerospace Equipment segment. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. See Note 2.

Other Businesses. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.

9.	SEGMENT INFORMATION (continued)

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

	Three Months Ended
	December 31,
	2008	2007

Fine chemicals customer	25%	24%
Fine chemicals customer		21%
Fine chemicals customer	10%
Specialty chemicals customer	29%	24%
The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2008	2007

Revenues:
Fine Chemicals	$20,384	$26,762
Specialty Chemicals	17,359	15,549
Aerospace Equipment	5,756	3,735
Other Businesses	2,130	844

Total Revenues	$45,629	$46,890

Segment Operating Income (Loss):
Fine Chemicals	$(1,024)	$4,661
Specialty Chemicals	7,606	5,879
Aerospace Equipment	410	173
Other Businesses	545	(18)

Total Segment Operating Income	7,537	10,695
Corporate Expenses	(4,112)	(3,471)

Operating Income	$3,425	$7,224

Depreciation and Amortization:
Fine Chemicals	$3,208	$3,372
Specialty Chemicals	304	1,258
Aerospace Equipment	331	57
Other Businesses	3	3
Corporate	123	125

Total Depreciation and Amortization	$3,969	$4,815

10.	INCOME TAXES

FIN 48. We account for uncertain tax positions in accordance with FASB Interpretation No. FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Accordingly, we review our portfolio of uncertain tax positions and recorded liabilities based on the recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

10.	INCOME TAXES (continued)

As of both December 31, 2008 and September 30, 2008, our recorded liability for unrecognized tax benefits was $313, of which $241 would impact our effective tax rate if we were to sustain the positions as filed. We expect that it is reasonably possible that our liability for unrecognized tax benefits will be reduced by $53 during the next twelve months due to the expiration of certain statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008 and September 30, 2008, we had accrued $223 and $225, respectively for the payment of tax-related interest and penalties. For the three months ended December 31, 2008 and 2007, income tax expense includes expense of $2 and a benefit of $20 for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Ireland and the U.K. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2005.

11.	DEFINED BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (collectively, the “Pension Plans”). In addition, we maintain a Supplemental Executive Retirement Plan (the “SERP”) which includes certain of our existing and prior executive officers.

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

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended
	December 31,
	2008	2007

Pension Plans:
Service Cost	$507	$507
Interest Cost	670	563
Expected Return on Plan Assets	(601)	(521)
Recognized Actuarial Losses	109	107
Amortization of Prior Service Costs	19	14

Net Periodic Pension Cost	$704	$670

Supplemental Executive Retirement Plan:
Service Cost	$98	$87
Interest Cost	102	86
Expected Return on Plan Assets	—	—
Recognized Actuarial Losses	—	—
Amortization of Prior Service Costs	105	106

Net Periodic Pension Cost	$305	$279

11.	DEFINED BENEFIT PLANS (continued)

For the three months ended December 31, 2008, we contributed $381 to the Pension Plans to fund benefit payments and anticipate making approximately $2,560 in additional contributions through September 30, 2009. For the three months ended December 31, 2008, we contributed $32 to the SERP to fund benefit payments and anticipate making approximately $95 in additional contributions through September 30, 2009.

12.	GUARANTOR SUBSIDIARIES

As discussed in Note 7, in February 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s foreign subsidiaries (“Non-Guarantor Subsidiaries”) are not a guarantors of the Senior Notes. Each of the Parent’s subsidiaries is 100% owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet — December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$22,994	$2,314	$—	$25,308
Accounts Receivable, Net	—	20,713	2,307	(13)	23,007
Inventories	—	41,768	1,215	—	42,983
Prepaid Expenses and Other Assets	—	5,158	87	—	5,245
Deferred Income Taxes	—	6,859	—	—	6,859

Total Current Assets	—	97,492	5,923	(13)	103,402
Property, Plant and Equipment, Net	—	116,927	1,207	—	118,134
Intangible Assets, Net	—	2,704	2,258	—	4,962
Goodwill	—	—	3,063	—	3,063
Deferred Income Taxes	—	13,851	—	—	13,851
Other Assets	—	10,102	—	—	10,102
Intercompany Advances	79,921	3,175		(83,096)	—
Investment in Subsidiaries, Net	113,134	5,345	—	(118,479)	—

Total Assets	$193,055	$249,596	$12,451	$(201,588)	$253,514

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$23,011	$1,139	$(13)	$24,137
Environmental Remediation Reserves	—	959	—	—	959
Deferred Revenues and Customer Deposits	—	2,799	2,332	—	5,131
Current Portion of Long-Term Debt	—	234	66	—	300
Intercompany Advances	—	79,921	3,175	(83,096)	—

Total Current Liabilities	—	106,924	6,712	(83,109)	30,527
Long-Term Debt	110,000	56	125	—	110,181
Environmental Remediation Reserves	—	12,952	—	—	12,952
Pension Obligations and Other Long-Term Liabilities	—	16,530	269	—	16,799

Total Liabilities	110,000	136,462	7,106	(83,109)	170,459
Total Shareholders’ Equity	83,055	113,134	5,345	(118,479)	83,055

Total Liabilities and Shareholders’ Equity	$193,055	$249,596	$12,451	$(201,588)	$253,514

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet — September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$26,664	$229	$—	$26,893
Accounts Receivable, Net	—	27,083	649	(287)	27,445
Inventories	—	39,669	688	—	40,357
Prepaid Expenses and Other Assets	—	5,085	111	—	5,196
Deferred Income Taxes	—	6,859	—	—	6,859

Total Current Assets	—	105,360	1,677	(287)	106,750
Property, Plant and Equipment, Net	—	118,437	171	—	118,608
Intangible Assets, Net	—	3,013	—	—	3,013
Deferred Income Taxes	—	13,849	—	—	13,849
Other Assets	—	9,193	—	—	9,193
Intercompany Advances	79,886	2,664	—	(82,550)	—
Investment in Subsidiaries, Net	113,076	(1,143)	—	(111,933)	—

Total Assets	$192,962	$251,373	$1,848	$(194,770)	$251,413

Liabilities and Shareholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$24,718	$327	$(287)	$24,758
Environmental Remediation Reserves	—	996	—	—	996
Deferred Revenues and Customer Deposits	—	3,091	—	—	3,091
Current Portion of Long-Term Debt	—	254	—	—	254
Intercompany Advances	—	79,886	2,664	(82,550)	—

Total Current Liabilities	—	108,945	2,991	(82,837)	29,099
Long-Term Debt	110,000	120	—	—	110,120
Environmental Remediation Reserves	—	13,282	—	—	13,282
Pension Obligations and Other Long-Term Liabilities	—	15,950	—	—	15,950

Total Liabilities	110,000	138,297	2,991	(82,837)	168,451
Total Shareholders’ Equity	82,962	113,076	(1,143)	(111,933)	82,962

Total Liabilities and Shareholders’ Equity	$192,962	$251,373	$1,848	$(194,770)	$251,413

Condensed Consolidating Statement of Operations — Three Months Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$43,902	$1,745	$(18)	$45,629
Cost of Revenues	—	29,809	1,104	(18)	30,895

Gross Profit (Loss)	—	14,093	641	—	14,734
Operating Expenses	—	10,711	598	—	11,309

Operating Income (Loss)	—	3,382	43	—	3,425
Interest and Other Income	2,668	89	1	(2,668)	90
Interest Expense	2,668	2,686	37	(2,668)	2,723

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	785	7	—	792
Income Tax Expense	—	335	—	—	335

Income (Loss) before Equity Account for Subsidiaries	—	450	7	—	457
Equity Account for Subsidiaries	457	7	—	(464)	—

Net Income (Loss)	$457	$457	$7	$(464)	$457

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations — Three Months Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$46,522	$379	$(11)	$46,890
Cost of Revenues	—	29,067	405	(11)	29,461

Gross Profit (Loss)	—	17,455	(26)	—	17,429
Operating Expenses	—	10,042	163	—	10,205

Operating Income (Loss)	—	7,413	(189)	—	7,224
Interest and Other Income	2,670	379	(1)	(2,670)	378
Interest Expense	2,670	2,704	—	(2,670)	2,704

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	5,088	(190)	—	4,898
Income Tax Expense	—	2,035	—	—	2,035

Income (Loss) before Equity Account for Subsidiaries	—	3,053	(190)	—	2,863
Equity Account for Subsidiaries	2,863	(190)	—	(2,673)	—

Net Income (Loss)	$2,863	$2,863	$(190)	$(2,673)	$2,863

Condensed Consolidating Statement of Cash Flows — Three Months Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$—	$5,535	$1,415	$—	$6,950

Cash Flows from Investing Activities:
Capital expenditures	—	(1,626)	(183)	—	(1,809)
Acquisition on business, net of cash acquired	—	(7,132)	479	—	(6,653)
Net Cash Used in Investing Activities	—	(8,758)	296	—	(8,462)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(84)	(24)	—	(108)
Issuance of common stock	32	—	—	—	32
Excess tax benefit from exercise of stock options	3	—	—	—	3
Intercompany advances, net	(35)	(363)	398	—	—
Net Cash Provided by Financing Activities	—	(447)	374	—	(73)

Net Change in Cash and Cash Equivalents	—	(3,670)	2,085	—	(1,585)
Cash and Cash Equivalents, Beginning of Period	—	26,664	229	—	26,893

Cash and Cash Equivalents, End of Period	$—	$22,994	$2,314	$—	$25,308

Condensed Consolidating Statement of Cash Flows — Three Months Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$—	$18,174	$45	$—	$18,219

Cash Flows from Investing Activities:
Capital expenditures	—	(1,500)	—	—	(1,500)

Net Cash Used in Investing Activities	—	(1,500)	—	—	(1,500)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(62)	—	—	(62)
Issuance of common stock	49	—	—	—	49
Excess tax benefit from exercise of stock options	28	—	—	—	28
Intercompany advances, net	(77)	77		—	—

Net Cash Provided by Financing Activities	—	15	—	—	15

Net Change in Cash and Cash Equivalents	—	16,689	45	—	16,734
Cash and Cash Equivalents, Beginning of Period	—	21,352	74	—	21,426

Cash and Cash Equivalents, End of Period	$—	$38,041	$119	$—	$38,160

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions to our defined benefit pension plans and supplemental executive retirement plan, our expectation regarding anticipated cash expenditures for environmental remediation at our former Henderson, Nevada site, statements regarding our beliefs about future demand for Grade I ammonium perchlorate, our statement regarding one of the significant factors that will affect our consolidated gross margins in the future, our expectations regarding Fine Chemicals segment revenue, and related effect on gross margin and operating income, for the remainder of the current fiscal year, our expectations regarding fulfillment of existing backlog within the next twelve months, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of these and other factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “AMPAC,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the first fiscal quarter of the year ending September 30, 2009 (“fiscal 2009”) as compared to the first fiscal quarter of the year ended September 30, 2008 (“fiscal 2008”). The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2008.
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

OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended
	December 31,
	2008	2007

Fine Chemicals	45%	57%

Specialty Chemicals:
Perchlorates	35%	31%
Sodium Azide	1%	0%*
Halotron	2%	2%

Total Specialty Chemicals	38%	33%

Aerospace Equipment	13%	8%

Other Businesses:
Real Estate	1%	1%
Water Treatment Equipment	3%	1%

Total Other Businesses	4%	2%

Total Revenues	100%	100%

*	less than 1%
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
SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of ammonium perchlorate (“AP”). We are the only North American producer of AP, which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
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
AEROSPACE EQUIPMENT. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation,” which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Effective October 1, 2008, our Aerospace Equipment segment completed the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”) for a cash purchase price, including direct expenses and net of cash acquired, of $6,653. AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008. We are accounting for this acquisition using the purchase method of accounting. The allocation of the purchase price among the fair values of assets acquired and liabilities assumed is preliminary as of December 31, 2008.
AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.

RESULTS OF OPERATIONS
REVENUES

	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$20,384	$26,762	$(6,378)	(24%)
Specialty Chemicals	17,359	15,549	1,810	12%
Aerospace Equipment	5,756	3,735	2,021	54%
Other Businesses	2,130	844	1,286	152%

Total Revenues	$45,629	$46,890	$(1,261)	(3%)

Fine Chemicals. The decrease in Fine Chemicals segment revenues for the fiscal 2009 first quarter compared to the prior fiscal year period is due to a decline in revenues from our anti-viral products offset partially by revenue increases from our oncology and central nervous system products.
Consistent with our prior disclosures, Fine Chemicals segment revenues are anticipated to decline in fiscal 2009, as compared to fiscal 2008, reflecting an approximately 85% reduction in volume for the anti-viral product that was our largest product in fiscal 2008. We recorded no revenues from this product during the fiscal 2009 first quarter. We believe the fiscal 2009 decline in volume for this product is due to our customer’s supply chain strategy and their desire to reduce their current levels of inventory. The decline in revenues from this product is expected to be only partially offset by increases in revenues from other existing and new business.
Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 92% and 95% of Specialty Chemicals revenues in the fiscal 2009 and 2008 first quarters, respectively.
The variances in Specialty Chemicals revenues reflect the following factors:
•	A 7% decrease in perchlorate volume and a 17% increase in the related average price per pound.

•	Sodium azide revenues increased $210.

•	Halotron revenues increased $358.
The decline in perchlorate volume is primarily due to lower volume on our non-Grade I perchlorate products. The average price per pound of perchlorate product increased because lower-priced, non-Grade I products comprised a smaller percentage of revenues in the fiscal 2009 first quarter than in the comparable prior year quarter.
For the fiscal 2009 first quarter, the greatest contribution to segment revenue was product for the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program. We currently expect annual demand for Grade I AP in fiscal 2009 to be consistent with fiscal 2008. Increases in demand in fiscal 2009 for the Space Shuttle RSRM program, the Atlas V Solid Rocket Booster (SRB) program and the Guided Multiple Launch Rocket System (“MLRS”) program should offset declines from the completion in fiscal 2008 of the three-year Minuteman III propulsion replacement program.
Over the longer term, we expect annual demand for Grade I AP to be within the range of 6 million to 9 million pounds based on current NASA and U.S. Department of Defense production programs. However, Grade I AP demand could increase if there is an extension of the Space Shuttle program and/or an acceleration of the Ares program.
Aerospace Equipment. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. (“ISP”) and its wholly-owned subsidiaries, which include the recently acquired AMPAC ISP Holdings beginning on October 1, 2008.

Aerospace Equipment segment revenues increased $2,021 due to organic growth and through the AMPAC ISP Holdings acquisition. AMPAC ISP Holdings contributed $1,372 in revenues. The remainder of the revenue increase is primarily attributed to this segment’s U.S. operations which experienced success in the latter part of fiscal 2008 with new contract awards. This improvement in backlog resulted in revenue increases in the fiscal 2009 first quarter.
Other Businesses. The increase in our Other Businesses segment revenues for the fiscal 2009 first quarter is due to an increase in water treatment equipment sales.
COST OF REVENUES AND GROSS MARGIN

	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Revenues	$45,629	$46,890	$(1,261)	(3%)
Cost of Revenues	30,895	29,461	1,434	5%

Gross Margin	14,734	17,429	(2,695)	(15%)

Gross Margin Percentage	32%	37%
For our fiscal 2009 first quarter, cost of revenues was $30,895 compared to $29,461 for the prior fiscal year first quarter. The consolidated gross margin percentage was 32% and 37% for our fiscal 2009 and 2008 first quarters, respectively.
One of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our two largest segments. The revenue contribution by each of our segments is indicated in the table above under the heading “Our Business Segments”.
In addition, consolidated gross margins for our fiscal 2009 first quarter reflect:
•	A decrease in the gross margin percentage of approximately nineteen points for our Fine Chemicals segment. Factors that contributed to this decline in gross margin percentage include:
o	During the fourth quarter of fiscal 2008, we implemented a new process for a large-volume anti-viral product and experienced start-up difficulties that negatively impacted margins for this product. During the fiscal 2009 first quarter, gross margins for this product improved somewhat as we continued to strive to improve the production process. However, despite progress, gross margins for this product remain significantly below historical levels.

o	During the fiscal 2008 first quarter, an atypical mix of starting materials resulted in unusually high gross margin for our central nervous system products. In the fiscal 2009 first quarter, gross margins for these products were at a more normalized level. As a result, the quarter over quarter comparison reflects a decline.
•	Specialty Chemicals segment gross margin percentage improved five points for the fiscal 2009 first quarter primarily due to a reduction in amortization expense from $975 for the fiscal 2008 first quarter to zero for the fiscal 2009 first quarter. In mid-fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in fiscal 1998.
OPERATING EXPENSES

	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,309	$10,205	$1,104	11%
Percentage of Revenues	25%	22%

For our fiscal 2009 first quarter, operating expenses increased $1,104 to $11,309 from $10,205 in the first quarter of the prior fiscal year primarily due to:
•	A $265 decrease in Fine Chemicals segment operating expenses reflecting a reduction in incentive compensation.

•	A $649 increase in Aerospace Equipment segment operating expenses primarily due to the acquisition of AMPAC ISP Holdings.

•	A $641 increase in corporate operating expenses, including increases in rent of $220, consulting and professional services of $135, and stock-based compensation expense of $103. The remaining increases in corporate expenses are individually insignificant.
SEGMENT OPERATING INCOME (LOSS)

	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$(1,024)	$4,661	$(5,685)	(122%)
Specialty Chemicals	7,606	5,879	1,727	29%
Aerospace Equipment	410	173	237	137%
Other Businesses	545	(18)	563	NM

Segment Operating Income	7,537	10,695	(3,158)	(30%)
Corporate Expenses	(4,112)	(3,471)	(641)	18%

Operating Income	$3,425	$7,224	$(3,799)	(53%)

NM =	Not Meaningful
Segment operating income includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results. Fluctuations in segment operating income or loss are driven by changes in segment revenues, gross margins and operating expenses, each of which is discussed in greater detail above.
In addition, Fine Chemicals segment revenue was lower in the fiscal 2009 first quarter than we are expecting for subsequent quarters in fiscal 2009. This lower revenue level provides less gross margin contribution in the fiscal 2009 first quarter to cover Fine Chemicals segment general and administrative expenses which tend to occur more evenly between quarters. We anticipate that Fine Chemicals segment quarterly gross margins and quarterly operating income will improve for the remaining quarters in fiscal 2009, as compared to the fiscal 2009 first quarter, due to the expected increases in quarterly revenues and the related improvements in absorption of fixed costs.
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $34,952 and $84,496 as of December 31, 2008 and 2007, respectively. We anticipate backlog as of December 31, 2008 to be substantially filled during the next twelve months.
The decrease in Fine Chemicals segment backlog at December 31, 2008 as compared to December 31, 2007 generally reflects the timing of customer purchase orders against related supply agreements, as well as the previously mentioned expected decline in demand in fiscal 2009 for one of our anti-viral products.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts for which funding is contractually obligated by the customer) and unfunded backlog (contracts for which funding is not currently contractually obligated by the customer).
We compute backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were $30,772 and $24,513, respectively, as of December 31, 2008 compared to both total and funded backlog of $14,222 as of December 31, 2007. We anticipate funded backlog as of December 31, 2008 to be substantially filled during the next twelve months.
The acquisition of AMPAC ISP Holdings contributed approximately $7,000 to total and funded backlog.
Backlog is not a meaningful measure for our other business lines.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Three Months Ended December 31,			Percentage
	2008	2007	Change	Change

Cash Provided (Used) By:
Operating activities	$6,950	$18,219	$(11,269)	(62%)
Investing activities	(8,462)	(1,500)	(6,962)	(464%)
Financing activities	(73)	15	(88)	587%

Net change in cash for period	$(1,585)	$16,734	$(18,319)	(109%)

Operating Activities. Operating activities provided cash of $6,950 for our fiscal 2009 first quarter compared to $18,219 for the prior fiscal year first quarter, resulting in a decrease of $11,269 from the prior fiscal year first quarter.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $4,859.

•	A decrease in cash provided by working capital accounts of $7,131, excluding the effects of interest and income taxes.

•	An increase in cash taxes paid of $158.

•	A decrease in cash paid for interest of $75.

•	An increase in cash used for environmental remediation of $74.

•	Other increases in cash provided by operating activities of $878.
The decrease in cash provided by working capital accounts is primarily due to the timing of accounts receivable invoicing and collections. Reductions in accounts receivable provided cash of $11,238 in the first quarter of fiscal 2008 compared to $6,661 for the first quarter of fiscal 2009. Our Specialty Chemicals segment began fiscal 2008 with significant accounts receivable balances which were collected during the first quarter of fiscal 2008.
We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products requires a length of time that exceeds one quarter. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Cash used for interest payments was consistent at approximately $100 for each of the fiscal 2009 and 2008 first quarters.

Investing Activities.
•	Capital expenditures increased by $309 in the fiscal 2009 first quarter as compared to the prior fiscal year first quarter.

•	Cash used for acquisition of business reflects the purchase of AMPAC ISP Holdings for $7,132, net of cash acquired of $479.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2008, we had cash of $25,308. Our primary source of working capital is cash flow from our operations and our revolving credit line which had availability of $18,042 as of December 31, 2008. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. In addition, we may incur additional debt to fund capital projects, strategic initiatives or for other general corporate purposes, subject to our existing leverage, the value of our unencumbered assets and borrowing limitations imposed by our lenders. The availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. From time to time, we may explore options to refinance our borrowings.
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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00, and interest coverage ratio of at least 2.50 to 1.00. As of December 31, 2008, our total leverage ratio was 3.12 to 1.00 and our interest coverage ratio was 3.55 to 1.00. The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated.
As of December 31, 2008, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,042, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
ENVIRONMENTAL REMEDIATION — AMPAC HENDERSON SITE. During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at our former perchlorate chemicals manufacturing facility in Henderson, Nevada (the “AMPAC Henderson Site”), including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the operating and maintenance phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As part of our efforts to remediate groundwater near the AMPAC Henderson Site, we chose to use in situ bioremediation (“ISB”), which is a new technology on the scale that we have employed it. Accordingly, as we gain ISB operational experience, we have been and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Groundwater speed is one key variable along with the required pore volumes of groundwater used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area, in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.
O&M costs include primarily labor, utilities, repairs, maintenance supplies and professional service costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs beyond 2012 and for the duration of the project will be approximately $380.
As of December 31, 2008, the aggregate range of anticipated environmental remediation costs was from approximately $11,100 to approximately $23,200, and the accrued amount was $13,911. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

CONTRACTUAL OBLIGATIONS
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2008. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, and operating leases. As of December 31, 2008, there have been no material changes to our contractual obligations from September 30, 2008.
In addition, at December 31, 2008:
•	We have recorded an estimated liability for environmental remediation of $13,911 (see Note 8 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $996 for environmental remediation during fiscal 2009.

•	We have recorded aggregate defined benefit pension plan and supplemental executive retirement plan (“SERP”) obligations of $16,268 (see Note 10 to the condensed consolidated financial statements included in Item 1 of this report). We expect to contribute $3,068 to our defined benefit pension plans and SERP during fiscal 2009.

•	We have uncertain tax positions totaling $313. We are unable to reasonably estimate the timing of the related payments, if any.

•	We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At December 31, 2008, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of December 31, 2008, we had $1,958 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We have an employment agreement with our Chief Operating Officer, the term of which currently ends on September 30, 2011, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the employment of our Chief Operating Officer for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.
We entered into severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits.
Estimated minimum aggregate severance benefits under all of these agreements and arrangements as of December 31, 2008 was approximately $4,200.
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
INCOME TAXES. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company’s foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.
We account for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our accounting policy is consistent with FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, that was issued in May 2007 that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.
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
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. We have not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to non-financial assets and liabilities. The remaining provisions of SFAS No. 157 become effective for us beginning October 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 was effective for us on October 1, 2008. We chose not to elect the fair value option for any of our financial instruments.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date.  FSP No. 142-3 is effective for us beginning October 1, 2009.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements are effective for our fiscal year ending September 30, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
As of December 31, 2008, there were no material changes to our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008. We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of December 31, 2008, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At December 31, 2008, we had no amount outstanding under our Revolving Credit Facility. Trading volume for our Senior Notes is limited. We estimate the fair value of the Senior Notes to be approximately $93,500 based on the most recent trade data, which was as of January 7, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
There have been no material changes in our assessment of risk factors affecting our business since those presented in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008. Our updated risk factors are included below in this Item 1A.
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
A substantial portion of our revenues are derived from our fixed-price or similar contracts. When we enter into fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Many of our fixed-price or similar contracts require us to provide a customized product over a long period at a pre-established price or prices for such product. For example, when AFC is initially engaged to manufacture a product, we often agree to set the price for such product, and any time-based increases to such price, at the beginning of the contracting period and prior to fully testing and beginning the customized manufacturing process. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total estimated contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Ultimately, fixed-price contracts and similar types of contracts present the inherent risk of un-reimbursed cost overruns, which could have a material adverse effect on our operating results, financial condition, or cash flows. Moreover, to the extent that we do not anticipate the increase in cost over time to produce the products which are the subject of our fixed-price contracts, our profitability could be adversely affected.
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
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. It is also possible that the regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.
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
Henderson Site Environmental Remediation Reserve. During fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the O&M phase. Key factors in determining the total estimated cost of our remediation efforts at the AMPAC Henderson Site include an estimate of the speed of groundwater entering the treatment area and annual O&M costs. Groundwater speed is used to estimate the number of years that may be required to operate the facility. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring similar O&M cost levels in fiscal 2009 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs assumes that we will be successful in optimizing plant performance and that average annual O&M costs beyond 2012 and for the duration of the project will be approximately $380. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
Although we have established an environmental reserve for remediation activities in Henderson, Nevada, given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may from time to time exceed any related reserves.
As of December 31, 2008, we had established reserves in connection with the AMPAC Henderson Site of approximately $13,911, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.
Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Our Aerospace Equipment segment also has small manufacturing facilities in Ireland and the U.K. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar events. A significant disruption at a particular facility, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
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
We may face potential liability claims based on our products or services in our several lines of business under certain circumstances, and any such claims could result in significant expenses, disrupt sales and affect our reputation and that of our products. For example, a customer’s product may include ingredients that are manufactured by AFC. Although such ingredients are generally made pursuant to specific instructions from our customer and tested using techniques provided by our customer, the customer’s product may, nevertheless, be subsequently recalled or withdrawn from the market by the customer, and the recall or withdrawal may be due in part or wholly to product failures or inadequacies that may or may not be related to the ingredients we manufactured for the customer. In such a case, the recall or withdrawal may result in claims being made against us. Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers, we cannot assure you that such measures will be enforced or effective. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although legally enforceable, is not applicable in accordance with its terms or if our liability exceeds the amount of the applicable indemnification, or if the amount of the indemnification exceeds the financial capacity of our customer. In certain instances, we may have in place product liability insurance coverage, which is generally available in the market, but which may be limited in scope and amount. In other instances, we may have self-insured the risk for any such potential claim. There can be no assurance that our insurance coverage, if available, will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Given the current economic environment, it is also possible that our insurers may not be able to pay on any claims we might bring. Unexpected results could cause us to have financial exposure in these matters in excess of insurance coverage and recorded reserves, requiring us to provide additional reserves to address these liabilities, impacting profits. Moreover, any claim brought against us, even if ultimately found to be insignificant or without merit, could damage our reputation, which, in turn, may impact our business prospects and future results.
Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.
Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our products, which could negatively impact the sale of those products. Our customers constantly attempt to reduce their manufacturing costs and improve product quality, such as by seeking out producers using the latest manufacturing techniques or by producing component products themselves, if outsourcing is perceived to be not cost effective. To continue to succeed, we will need to manufacture and deliver products, and develop better and more efficient means of manufacturing and delivering products, that address evolving customer needs and changes in the market on a timely and cost-effective basis, using the latest and/or most efficient technology available. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Separately, our competitors may develop technologies that render our existing technology and products obsolete or uncompetitive. Our competitors may also implement new technologies before we are able to do so, allowing them to provide products at more competitive prices. Technology developed by others in the future could, among other things, require us to write-down obsolete facilities, equipment and technology or require us to make significant capital expenditures in order to stay competitive. Our failure to develop, introduce or enhance products and technologies able to compete with new products and technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition.
We are subject to strong competition in certain industries in which we participate and therefore may not be able to compete successfully.
Other than the sale of AP, for which we are the only North American provider, we face competition in all of the other industries in which we participate. Many of our competitors have financial, technical, production, marketing, research and development and other resources substantially greater than ours. As a result, they may be better able to withstand the effects of periodic economic or business segment downturns. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Consequently, we may encounter intense bidding for contracts. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. Further, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition from pharmaceutical contract manufacturers, in particular competitors located in the People’s Republic of China and India, where facilities, construction and operating costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-capacity to produce sodium azide, which creates significant price competition for that product. Maintaining and improving our competitive position will require continued investment in our existing and potential future customer relationships as well as in our technical, production, and marketing operations. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.
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
As of December 31, 2008, we had outstanding debt totaling $110,481, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our estimates of pension obligations, which in turn could affect future earnings, equity and pension funding requirements.
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
We have numerous patents, patent applications, exclusive and non-exclusive licenses to patents, and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by us to protect our proprietary and intellectual property rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies that could circumvent the future need to use our intellectual property, thereby reducing its value. They may also attempt to invalidate patent rights that we own directly or that we are entitled to exploit through a license. If we are unable to adequately protect and utilize our intellectual property or proprietary rights, our results of operations may be adversely affected.
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

AMERICAN PACIFIC CORPORATION

Date: February 6, 2009	/S/ JOHN R. GIBSON

John R. Gibson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/S/ DANA M. KELLEY

Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the Registrant’s Registration Statement on Form S-3 (File No. 33-15674))

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.4	American Pacific Corporation Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on September 15, 2008)

3.5	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999)

3.6	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on August 6, 1999)

3.7	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the Registrant with the Securities and Exchange Commission on July 11, 2008)

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the year ended September 30, 2008)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

*	Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.