Form 10-Q
period 2009-03-31
AMERICAN PACIFIC CORP
filed 2009-05-18
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The number of shares of the registrant’s common stock outstanding as of April 30, 2009 was 7,504,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$56,435	$48,347	$102,064	$95,237
Cost of Revenues	39,138	31,737	70,033	61,198

Gross Profit	17,297	16,610	32,031	34,039
Operating Expenses	11,071	11,242	22,380	21,447

Operating Income	6,226	5,368	9,651	12,592
Interest and Other Income (Expense), Net	(19)	268	42	646
Interest Expense	2,684	2,687	5,378	5,391

Income before Income Tax	3,523	2,949	4,315	7,847
Income Tax Expense	1,790	1,316	2,125	3,351

Net Income	$1,733	$1,633	$2,190	$4,496

Earnings per Share:
Basic	$0.23	$0.22	$0.29	$0.60
Diluted	$0.23	$0.22	$0.29	$0.59

Weighted Average Shares Outstanding:
Basic	7,483,000	7,440,000	7,481,000	7,437,000
Diluted	7,522,000	7,592,000	7,545,000	7,588,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	March 31,	September 30,
	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$29,835	$26,893
Accounts Receivable, Net	30,808	27,445
Inventories	34,382	40,357
Prepaid Expenses and Other Assets	2,412	3,392
Income Taxes Receivable	1,047	1,804
Deferred Income Taxes	6,859	6,859

Total Current Assets	105,343	106,750
Property, Plant and Equipment, Net	117,065	118,608
Intangible Assets, Net	4,374	3,013
Goodwill	2,903	-
Deferred Income Taxes	13,852	13,849
Other Assets	10,276	9,193

TOTAL ASSETS	$253,813	$251,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,247	$10,554
Accrued Liabilities	6,024	5,526
Accrued Interest	1,650	1,650
Employee Related Liabilities	4,910	6,917
Income Taxes Payable	1,846	111
Deferred Revenues and Customer Deposits	5,341	3,091
Current Portion of Environmental Remediation Reserves	923	996
Current Portion of Long-Term Debt	291	254

Total Current Liabilities	29,232	29,099
Long-Term Debt	110,116	110,120
Environmental Remediation Reserves	12,638	13,282
Pension Obligations	16,700	15,692
Other Long-Term Liabilities	525	258

Total Liabilities	169,211	168,451

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 9,550,541 and 9,523,541 issued	955	952
Capital in Excess of Par Value	88,840	88,496
Retained Earnings	18,146	15,956
Treasury Stock - 2,045,950 and 2,045,950 shares	(17,175)	(17,175)
Accumulated Other Comprehensive Loss	(6,164)	(5,267)

Total Shareholders’ Equity	84,602	82,962

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,813	$251,413

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$2,190	$4,496
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	7,870	8,837
Non-cash interest expense	315	320
Share-based compensation	305	53
Excess tax benefit from stock option exercises	(3)	(82)
Deferred income taxes	(68)	(24)
Loss on sale of assets	53	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,220)	(192)
Inventories	5,058	(2,466)
Prepaid expenses and other current assets	1,019	(2,176)
Accounts payable	(3,032)	(98)
Income taxes	2,502	2,380
Accrued liabilities	287	(2,557)
Accrued interest	-	(36)
Employee related liabilities	(2,125)	(1,876)
Deferred revenues and customer deposits	625	5,289
Environmental remediation reserves	(717)	(548)
Pension obligations, net	1,008	461
Other	85	(562)

Net Cash Provided by Operating Activities	14,152	11,219

Cash Flows from Investing Activities:
Capital expenditures	(4,412)	(5,297)
Acquisition of business, net of cash acquired	(6,661)	-

Net Cash Used by Investing Activities	(11,073)	(5,297)

Cash Flows from Financing Activities:
Payments of long-term debt	(172)	(144)
Issuances of common stock, net	32	117
Excess tax benefit from stock option exercises	3	82

Net Cash Provided (Used) by Financing Activities	(137)	55

Net Change in Cash and Cash Equivalents	2,942	5,977
Cash and Cash Equivalents, Beginning of Period	26,893	21,426

Cash and Cash Equivalents, End of Period	$29,835	$27,403

Cash Paid (Received) For:
Interest	$5,063	$5,107
Income taxes	(380)	853

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	660	1,066
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation.  The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008. The operating results for the three-month and six-month periods ended March 31, 2009 and cash flows for the six-month period ended March 31, 2009, are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Depreciation and Amortization Expense. Depreciation expense of $3,276, $6,602, $3,038 and $6,440 was classified as cost of revenues in our consolidated statements of operations for the three-month and six-month periods ended March 31, 2009 and 2008, respectively. Depreciation expense of $124, $258, $133 and $261 was classified as operating expenses in our consolidated statements of operations for the three-month and six-month periods ended March 31, 2009 and 2008, respectively.

Amortization expense of $542 and $1,517 was classified as cost of revenues in our consolidated statements of operations for the three-month and six-month periods ended March 31, 2008, respectively. Amortization expense of $501, $1,010, $309 and $619 was classified as operating expenses in our consolidated statements of operations for the three-month and six-month periods ended March 31, 2009 and 2008, respectively.

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $35,726 and $29,022 as of March 31, 2009 and September 30, 2008, respectively.

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

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. We have not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to non-financial assets and liabilities. The remaining provisions of SFAS No. 157 become effective for us beginning October 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 107-1 and APB 28-1 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

2.	ACQUISITION

Effective October 1, 2008, we completed the acquisition of AMPAC ISP Holdings for a cash purchase price, including direct expenses and net of cash acquired, of $6,661. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.

2.	ACQUISITION (continued)

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

We are accounting for this acquisition using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. We engaged outside consultants to assist in the valuation of property, plant and equipment and intangible assets.  As of March 31, 2009, the allocation of the purchase price and the related determination of the useful lives of property, plant and equipment were preliminary and subject to change pending receipt and evaluation of the final valuation report. In addition, amounts allocated to deferred tax assets and liabilities are preliminary pending completion of AMPAC ISP Holdings’ tax filings for calendar 2008.

The following table indicates the preliminary amounts assigned to each major asset and liability caption of AMPAC ISP Holdings as of the acquisition date:

Accounts Receivable	$2,291
Inventory	552
Prepaid Expenses	39
Property, Plant and Equipment	912
Intangible Assets	2,840
Goodwill	3,094

Total Assets Acquired	9,728
Accounts Payable, Accrued Expenses and Other Current Liabilities	978
Customer Deposits	1,625
Long-Term Liabilities	464

Total Liabilities Assumed	3,067

Purchase Price	$6,661

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of March 31, 2009, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of March 31, 2009, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. As of March 31, 2009, there were 172,000 shares available for grant under the 2008 plan. This plan was approved by our stockholders.

A summary of our stock option and restricted stock activity for the three months ended March 31, 2009 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non Vested		Outstanding and Non Vested

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2008	394,997	$7.72	24,997	$7.86	-	$-
Granted	156,000	10.98	156,000	5.41	22,000	11.25
Vested	-	-	(12,502)	7.89	-	-
Exercised	(5,000)	6.34	-	-	-	-
Expired / Cancelled	-	-	-	-	-	-

Balance, March 31, 2009	545,997	8.66	168,495	5.59	22,000	11.25

A summary of our exercisable stock options as of March 31, 2009 is as follows:

Number of vested stock options	377,502
Weighted-average exercise price per share	$7.43
Aggregate intrinsic value	$22
Weighted-average remaining contractual term in years	5.4

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

3.	SHARE-BASED COMPENSATION (continued)

	Six Months Ended,
	March 31,
	2009	2008

Weighted-average grant date fair value per share of options granted	$5.41	$7.86
Significant fair value assumptions:
Expected term in years	6.00	5.75
Expected volatility	48.7%	44.5%
Expected dividends	0.0%	0.0%
Risk-free interest rates	2.7%	3.4%
Total intrinsic value of options exercised	$21	$201
Aggregate cash received for option exercises	$32	$117

Compensation cost (included in operating expenses)
Stock options	$244	$53
Restricted stock	61	-

Total	305	53
Tax benefit recognized	63	22

Net compensation cost	$242	$31

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$670	$144
Restricted stock	$186	-
Weighted-average years to be recognized
Stock options	1.7	1.1
Restricted stock	1.7	-
4.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	March 31,	September 30,
	2009	2008

Finished goods	$3,789	$2,475
Work-in-process	18,697	22,698
Raw materials and supplies	12,031	14,469
Deferred cost of revenues	1,495	715
Under (over) applied manufacturing overhead costs	(1,630)	—

Total	$34,382	$40,357

Our Specialty Chemicals segment accounts for its interim period inventory balances in accordance with Accounting Principles Board Opinion No. 28 (As Amended) “Interim Financial Reporting”.  Purchase price variances or volume or capacity cost variances associated with indirect manufacturing costs and that are planned and expected to be absorbed by goods produced through the end of our fiscal year are deferred at interim reporting dates as under(over) applied manufacturing overhead costs. The effect of unplanned or unanticipated purchase price or volume variances are applied to goods produced in the period.
Intangible Assets. We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	March 31,	September 30,
	2009	2008

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	-	-

Customer relationships	8,912	7,957
Less accumulated amortization	(5,563)	(4,944)

	3,349	3,013

Backlog	1,411	-
Less accumulated amortization	(386)	-

	1,025	-

Total	$4,374	$3,013

4.	SELECTED BALANCE SHEET DATA (continued)

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008. Amortization expense was zero and $542 for the three-month periods ended March 31, 2009 and 2008, respectively, and zero and $1,517 for the six-month periods ended March 31, 2009 and 2008, respectively.

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $310 and $309 for the three-month periods ended March 31, 2009 and 2008, respectively, and $619 for each of the six-month periods ended March 31, 2009 and 2008.

Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $192 and zero for the three-month periods ended March 31, 2009 and 2008, respectively, and $391 and zero for the six-month periods ended March 31, 2009 and 2008, respectively.

In connection with our acquisition of AMPAC ISP Holdings (See Note 2), as of October 1, 2008, we recorded customer relationships in the amount of $1,097 and backlog in the amount of $1,743, based on our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed.

Goodwill.  In connection with our acquisition of AMPAC ISP Holdings (See Note 2), we recorded goodwill in the amount of $3,094, based on our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. As of March 31, 2009, the balance was $2,903, reflecting the changes in the foreign currency rates used to consolidate our foreign subsidiaries.

5.	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Income	$1,733	$1,633	$2,190	$4,496
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	(360)	-	(897)	(47)
SERP Amendment, net of tax	-	-		(2,110)

Comprehensive Income	$1,373	$1,633	$1,293	$2,339

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2009	2008

Cumulative currency translation adjustment	$(940)	$(43)
Unamortized benefit plan costs, net of tax of $3,482 and $3,482	(5,224)	(5,224)

Total	$(6,164)	$(5,267)

6.	EARNINGS PER SHARE

Shares used to compute earnings per share are as follows:

	Three Months Ended		Six Month Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$1,733	$1,633	$2,190	$4,496

Basic weighted-average shares	7,483,000	7,440,000	7,481,000	7,437,000

Diluted:
Weighted-average shares, basic	7,483,000	7,440,000	7,481,000	7,437,000
Dilutive effect of stock options	39,000	152,000	64,000	151,000

Weighted-average shares, diluted	7,522,000	7,592,000	7,545,000	7,588,000

Basic earnings per share	$0.23	$0.22	$0.29	$0.60
Diluted earnings per share	$0.23	$0.22	$0.29	$0.59
As of March 31, 2009 and 2008, we had 227,997 and 24,997 antidilutive options outstanding, respectively.

7.	DEBT

Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2009	2008

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2012	407	374

Total Debt	110,407	110,374
Less Current Portion	(291)	(254)

Total Long-term Debt	$110,116	$110,120

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

The Senior Notes were issued pursuant to an indenture which contains certain customary events of default, including cross default provisions if we default under our existing and future debt agreements having, individually or in the aggregate, a principal or similar amount outstanding of at least $10,000, and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:

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

The Revolving Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Revolving Credit Facility. The Revolving Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:

•	incur debt, incur contingent obligations and issue certain types of preferred stock;
•	create liens;
•	pay dividends, distributions or make other specified restricted payments;
•	make certain investments and acquisitions;
•	enter into certain transactions with affiliates;

7.	DEBT (continued)
•	enter into sale and leaseback transactions; and
•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income plus income tax expense, interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of March 31, 2009, our Total Leverage Ratio was 3.09 to 1.00 and our Interest Coverage Ratio was 3.60 to 1.00.

The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods), including cross-default provisions that include our Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated.

As of March 31, 2009, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,042, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit. As of March 31, 2009, we had $1,958 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters.

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Federal and state regulators continue to review the effects of perchlorate, if any, on human health and the related allowable maximum level of contaminant from perchlorate. While the presence of regulatory review presents general business risk to the Company, we are currently unaware of any contemplated regulatory action that would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

8.	COMMITMENTS AND CONTINGENCIES (continued)

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

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 parts per million, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an ex situ perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 parts per billion.

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

8.	COMMITMENTS AND CONTINGENCIES (continued)

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

As of March 31, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $11,750 to approximately $23,840, and the accrued amount was $13,561. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the six months ended March 31, 2009 is shown below:

Balance, September 30, 2008	$14,278
Additions or adjustments	-
Expenditures	(717)

Balance, March 31, 2009	$13,561

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

8.	COMMITMENTS AND CONTINGENCIES (continued)

identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

As part of the agreement by which we acquired the business of AFC from GenCorp, an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by Aerojet Fine Chemicals LLC, Aerojet or GenCorp on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC or AFC. AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates under current Good Manufacturing Practices (“cGMP”) guidelines for commercial customers in the pharmaceutical industry. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing highly potent (including cytotoxic) products, and performing energetic and nucleoside/nucleotide chemistries at a commercial scale.

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

9.	SEGMENT INFORMATION (continued)

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

	Three Months Ended		Six Months Ended
	March 31		March 31,
	2009	2008	2009	2008

Fine chemicals customer	21%	15%	22%	20%
Fine chemicals customer	21%	22%	13%	22%
Fine chemicals customer		18%		12%
Specialty chemicals customer	15%	14%	21%	19%
Specialty chemicals customer	11%
The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues:
Fine Chemicals	$31,738	$30,504	$52,122	$57,266
Specialty Chemicals	17,283	12,787	34,641	28,336
Aerospace Equipment	7,135	4,235	12,892	7,970
Other Businesses	279	821	2,409	1,665

Total Revenues	$56,435	$48,347	$102,064	$95,237

Segment Operating Income (Loss):
Fine Chemicals	$1,406	$4,144	$382	$8,805
Specialty Chemicals	8,325	4,891	15,931	10,770
Aerospace Equipment	743	405	1,153	578
Other Businesses	(167)	17	378	(1)

Total Segment Operating Income	10,307	9,457	17,844	20,152
Corporate Expenses	(4,081)	(4,089)	(8,193)	(7,560)

Operating Income	$6,226	$5,368	$9,651	$12,592

Depreciation and Amortization:
Fine Chemicals	$3,136	$3,018	$6,344	$6,390
Specialty Chemicals	323	832	627	2,090
Aerospace Equipment	323	39	654	96
Other Businesses	3	3	6	6
Corporate	116	130	239	255

Total Depreciation and Amortization	$3,901	$4,022	$7,870	$8,837

10.	INCOME TAXES

FIN 48. We account for uncertain tax positions in accordance with FASB Interpretation No. FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). Accordingly, we review our portfolio of uncertain tax positions and recorded liabilities based on the recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

As of both March 31, 2009 and September 30, 2008, our recorded liability for unrecognized tax benefits was $313, of which $241 would impact our effective tax rate if we were to sustain the positions as filed. We expect that it is reasonably possible that our liability for unrecognized tax benefits will be reduced by $53 during the next twelve months due to the expiration of certain statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and September 30, 2008, we had accrued $122 and $225, respectively for the payment of tax-related interest and penalties. For the six months ended March 31, 2009 and 2008, income tax expense includes expense of $6 and a benefit of $2 for interest and penalties.

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

We provide healthcare and life insurance benefits to substantially all of our employees.

11.	DEFINED BENEFIT PLANS (continued)

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Pension Plans:
Service Cost	$507	$507	$1,014	$1,014
Interest Cost	670	563	1,340	1,126
Expected Return on Plan Assets	(601)	(521)	(1,202)	(1,042)
Recognized Actuarial Losses	109	107	218	214
Amortization of Prior Service Costs	19	14	38	28

Net Periodic Pension Cost	$704	$670	$1,408	$1,340

Supplemental Executive Retirement Plan:
Service Cost	$97	$89	$195	$176
Interest Cost	102	87	204	173
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	105	110	210	216

Net Periodic Pension Cost	$304	$286	$609	$565

For the six months ended March 31, 2009, we contributed $908 to the Pension Plans to fund benefit payments and anticipate making approximately $2,034 in additional contributions through September 30, 2009. For the six months ended March 31, 2009, we contributed $63 to the SERP to fund benefit payments and anticipate making approximately $63 in additional contributions through September 30, 2009.

12.	GUARANTOR SUBSIDIARIES

As discussed in Note 7, in February 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s foreign subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the Senior Notes. Each of the Parent’s subsidiaries is 100% owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$27,875	$1,960	$-	$29,835
Accounts Receivable, Net	-	28,936	2,110	(238)	30,808
Inventories	-	32,964	1,418	-	34,382
Prepaid Expenses and Other Assets	-	3,305	154	-	3,459
Deferred Income Taxes	-	6,859	-	-	6,859

Total Current Assets	-	99,939	5,642	(238)	105,343
Property, Plant and Equipment, Net	-	115,861	1,204	-	117,065
Intangible Assets, Net	-	2,394	1,980	-	4,374
Goodwill	-	-	2,903	-	2,903
Deferred Income Taxes	-	13,852	-	-	13,852
Other Assets	-	10,276	-	-	10,276
Intercompany Advances	79,921	3,175	-	(83,096)	-
Investment in Subsidiaries, Net	114,681	4,869	-	(119,550)	-

Total Assets	$194,602	$250,366	$11,729	$(202,884)	$253,813

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$21,641	$1,274	$(238)	$22,677
Environmental Remediation Reserves	-	923	-	-	923
Deferred Revenues and Customer Deposits	-	3,350	1,991	-	5,341
Current Portion of Long-Term Debt	-	240	51	-	291
Intercompany Advances	-	79,921	3,175	(83,096)	-

Total Current Liabilities	-	106,075	6,491	(83,334)	29,232
Long-Term Debt	110,000	7	109	-	110,116
Environmental Remediation Reserves	-	12,638	-	-	12,638
Pension Obligations and Other Long-Term Liabilities	-	16,965	260	-	17,225

Total Liabilities	110,000	135,685	6,860	(83,334)	169,211
Total Shareholders’ Equity	84,602	114,681	4,869	(119,550)	84,602

Total Liabilities and Shareholders’ Equity	$194,602	$250,366	$11,729	$(202,884)	$253,813

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$54,711	$1,823	$(99)	$56,435
Cost of Revenues	-	37,936	1,301	(99)	39,138

Gross Profit (Loss)	-	16,775	522	-	17,297
Operating Expenses	-	10,483	588	-	11,071

Operating Income (Loss)	-	6,292	(66)	-	6,226
Interest and Other Income (Expense)	2,664	35	(44)	(2,674)	(19)
Interest Expense	2,664	2,686	8	(2,674)	2,684

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	3,641	(118)	-	3,523
Income Tax Expense	-	1,790	-	-	1,790

Income (Loss) before Equity Account for Subsidiaries	-	1,851	(118)	-	1,733
Equity Account for Subsidiaries	1,733	(118)	-	(1,615)	-

Net Income (Loss)	$1,733	$1,733	$(118)	$(1,615)	$1,733

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$98,613	$3,568	$(117)	$102,064
Cost of Revenues	-	67,745	2,405	(117)	70,033

Gross Profit (Loss)	-	30,868	1,163	-	32,031
Operating Expenses	-	21,194	1,186	-	22,380

Operating Income (Loss)	-	9,674	(23)	-	9,651
Interest and Other Income (Expense)	5,333	122	(70)	(5,343)	42
Interest Expense	5,333	5,370	18	(5,343)	5,378

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	4,426	(111)	-	4,315
Income Tax Expense	-	2,125	-	-	2,125

Income (Loss) before Equity Account for Subsidiaries	-	2,301	(111)	-	2,190
Equity Account for Subsidiaries	2,190	(111)	-	(2,079)	-

Net Income (Loss)	$2,190	$2,190	$(111)	$(2,079)	$2,190

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$-	$12,884	$1,268	$-	$14,152

Cash Flows from Investing Activities:
Capital expenditures	-	(4,050)	(362)	-	(4,412)
Acquisition on business, net of cash acquired	-	(7,132)	471	-	(6,661)

Net Cash Provided (Used) by Investing Activities	-	(11,182)	109	-	(11,073)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(127)	(45)	-	(172)
Issuance of common stock	32	-	-	-	32
Excess tax benefit from exercise of stock options	3	-	-	-	3
Intercompany advances, net	(35)	(364)	399	-	-

Net Cash Provided (Used) by Financing Activities	-	(491)	354	-	(137)

Net Change in Cash and Cash Equivalents	-	1,211	1,731	-	2,942
Cash and Cash Equivalents, Beginning of Period	-	26,664	229	-	26,893

Cash and Cash Equivalents, End of Period	$-	$27,875	$1,960	$-	$29,835

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$26,664	$229	$-	$26,893
Accounts Receivable, Net	-	27,083	649	(287)	27,445
Inventories	-	39,669	688	-	40,357
Prepaid Expenses and Other Assets	-	5,085	111	-	5,196
Deferred Income Taxes	-	6,859	-	-	6,859

Total Current Assets	-	105,360	1,677	(287)	106,750
Property, Plant and Equipment, Net	-	118,437	171	-	118,608
Intangible Assets, Net	-	3,013	-	-	3,013
Deferred Income Taxes	-	13,849	-	-	13,849
Other Assets	-	9,193	-	-	9,193
Intercompany Advances	79,886	2,664	-	(82,550)	-
Investment in Subsidiaries, Net	113,076	(1,143)	-	(111,933)	-

Total Assets	$192,962	$251,373	$1,848	$(194,770)	$251,413

Liabilitites and Shareholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$24,718	$327	$(287)	$24,758
Environmental Remediation Reserves	-	996	-	-	996
Deferred Revenues and Customer Deposits	-	3,091	-	-	3,091
Current Portion of Long-Term Debt	-	254	-	-	254
Intercompany Advances	-	79,886	2,664	(82,550)	-

Total Current Liabilities	-	108,945	2,991	(82,837)	29,099
Long-Term Debt	110,000	120	-	-	110,120
Environmental Remediation Reserves	-	13,282	-	-	13,282
Pension Obligations and Other Long-Term Liabilities	-	15,950	-	-	15,950

Total Liabilities	110,000	138,297	2,991	(82,837)	168,451
Total Shareholders’ Equity	82,962	113,076	(1,143)	(111,933)	82,962

Total Liabilities and Shareholders’ Equity	$192,962	$251,373	$1,848	$(194,770)	$251,413

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$47,611	$736		$48,347
Cost of Revenues	-	31,053	684		31,737

Gross Profit (Loss)	-	16,558	52	-	16,610
Operating Expenses	-	11,091	151	-	11,242

Operating Income (Loss)	-	5,467	(99)	-	5,368
Interest and Other Income	2,662	267	1	(2,662)	268
Interest Expense	2,662	2,687	-	(2,662)	2,687

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	3,047	(98)	-	2,949
Income Tax Expense	-	1,316	-	-	1,316

Income (Loss) before Equity Account for Subsidiaries	-	1,731	(98)	-	1,633
Equity Account for Subsidiaries	1,633	(98)	-	(1,535)	-

Net Income (Loss)	$1,633	$1,633	$(98)	$(1,535)	$1,633

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$94,133	$1,115	$(11)	$95,237
Cost of Revenues	-	60,120	1,089	(11)	61,198

Gross Profit (Loss)	-	34,013	26	-	34,039
Operating Expenses	-	21,133	314	-	21,447

Operating Income (Loss)	-	12,880	(288)	-	12,592
Interest and Other Income	5,332	646	-	(5,332)	646
Interest Expense	5,332	5,391	-	(5,332)	5,391

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	8,135	(288)	-	7,847
Income Tax Expense	-	3,351	-	-	3,351

Income (Loss) before Equity Account for Subsidiaries	-	4,784	(288)	-	4,496
Equity Account for Subsidiaries	4,496	(288)	-	(4,208)	-

Net Income (Loss)	$4,496	$4,496	$(288)	$(4,208)	$4,496

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$11,263	$(44)	$-	$11,219

Cash Flows from Investing Activities:
Capital expenditures	-	(5,288)	(9)	-	(5,297)

Net Cash Used in Investing Activities	-	(5,288)	(9)	-	(5,297)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(144)	-	-	(144)
Issuance of common stock	117	-	-	-	117
Excess tax benefit from exercise of stock options	82	-	-	-	82
Intercompany advances, net	(199)	129	70	-	-

Net Cash Provided (Used) by Financing Activities	-	(15)	70	-	55

Net Change in Cash and Cash Equivalents	-	5,960	17	-	5,977
Cash and Cash Equivalents, Beginning of Period	-	21,352	74	-	21,426

Cash and Cash Equivalents, End of Period	$-	$27,312	$91	$-	$27,403

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions to our defined benefit pension plans and supplemental executive retirement plan, our expectation regarding anticipated cash expenditures for environmental remediation at our former Henderson, Nevada site, our statement regarding anticipated spending for capital expenditures, our expectations regarding future compliance with material debt covenants, statements regarding our beliefs about future demand for Grade I ammonium perchlorate, our statement regarding one of the significant factors that will affect our consolidated gross margins in the future, statements regarding future segment revenues for our Fine Chemicals, Specialty Chemicals and Aerospace Equipment segments and factors that may potential affect them, including changes in volumes, business conditions and timing of orders and shipments, our expectations regarding fulfillment of existing backlog within the next twelve months, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of these and other factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “AMPAC,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the second fiscal quarter and six-month period of the year ending September 30, 2009 (“fiscal 2009”) as compared to the second fiscal quarter and six-month period of the year ended September 30, 2008 (“fiscal 2008”). The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2008.
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

OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Fine Chemicals	56%	63%	51%	60%

Specialty Chemicals:
Perchlorates	28%	23%	31%	27%
Sodium Azide	1%	0%*	1%	1%
Halotron	2%	3%	2%	2%

Total Specialty Chemicals	31%	26%	34%	30%

Aerospace Equipment	13%	9%	13%	8%

Other Businesses:
Real Estate	0%*	1%	0%*	1%
Water Treatment Equipment	0%*	1%	2%	1%

Total Other Businesses	0%	2%	2%	2%

Total Revenues	100%	100%	100%	100%

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
AEROSPACE EQUIPMENT. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation, which is now our Aerospace Equipment segment. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Effective October 1, 2008, our Aerospace Equipment segment completed the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”) for a cash purchase price, including direct expenses and net of cash acquired, of $6,661. AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008. We are accounting for this acquisition using the purchase method of accounting. The allocation of the purchase price among the fair values of assets acquired and liabilities assumed is preliminary as of March 31, 2009.
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

RESULTS OF OPERATIONS
REVENUES

	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$31,738	$30,504	$1,234	4%
Specialty Chemicals	17,283	12,787	4,496	35%
Aerospace Equipment	7,135	4,235	2,900	68%
Other Businesses	279	821	(542)	(66%)

Total Revenues	$56,435	$48,347	$8,088	17%

Six Months Ended:
Fine Chemicals	$52,122	$57,266	$(5,144)	(9%)
Specialty Chemicals	34,641	28,336	6,305	22%
Aerospace Equipment	12,892	7,970	4,922	62%
Other Businesses	2,409	1,665	744	45%

Total Revenues	$102,064	$95,237	$6,827	7%

Fine Chemicals. The increase in Fine Chemicals segment revenues for the fiscal 2009 second quarter compared to the prior fiscal year second quarter is due to a 46% increase in revenues from anti-viral products offset partially by a 38% decrease in revenues from oncology products and a 51% decrease in revenues from central nervous system products. We typically do not manufacture and sell all product offerings in each quarter. As such, the quarter over quarter variances represent changes in the timing of customer orders within the fiscal years.
For the six months ended March 31, 2009, compared to the prior fiscal year six month period, the decrease in Fine Chemicals segment revenues reflects a decline in revenues from anti-viral products of 8%, a decline in revenues from oncology products of 7%, and a decline in revenues from central nervous system products of 22%.
Fine Chemicals segment revenues are anticipated to decline by approximately 25% in fiscal 2009 as compared to fiscal 2008. In addition, because our customer orders are typically based on calendar year requirements, we anticipate that these AFC business conditions will continue into the first quarter of fiscal 2010.

•	As previously disclosed, we expect a decline of approximately 85% in volume for the anti-viral product that was our largest product in fiscal 2008. We believe the fiscal 2009 decline in volume for this product is due to our customer’s supply chain strategy and their desire to reduce their current levels of inventory.

•	During our fiscal 2009 second quarter, a customer that utilizes our SMB technology instructed us to defer production of the product until calendar year 2010. This product is subject to a long-term manufacturing agreement that continues through 2011.

•	Product pipeline opportunities remain strong. However, the expected timing of revenues associated with firm purchase orders for new active pharmaceutical ingredients have moved into fiscal 2010.

Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 92% of Specialty Chemicals revenues in each of the fiscal 2009 and fiscal 2008 six-month periods.
The variances in Specialty Chemicals revenues for the three and six month periods ended March 31, 2009 as compared to the prior fiscal year three and six month periods reflect the following factors:
•	An 8% increase in perchlorate volume and a 32% increase in the related average price per pound for the fiscal 2009 second quarter.
•	A 1% decrease in perchlorate volume and a 24% increase in the related average price per pound for the fiscal 2009 six months ended March 31, 2009.
•	Sodium azide revenues increased $433 for the fiscal 2009 six month period.

•	Halotron revenues decreased $84 for the fiscal 2009 six month period.

The increase in perchlorate volume for the fiscal 2009 second quarter reflects the timing of orders related to tactical missile programs. The average price per pound increased for the fiscal 2009 second quarter because we sold more specialized blend product than in the comparable prior fiscal year quarter.
For the fiscal 2009 six month period, the greatest contribution to segment revenue was product for the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program. We currently expect annual demand for Grade I AP in fiscal 2009 to be consistent with fiscal 2008. Increases in demand in fiscal 2009 for the Space Shuttle RSRM program, the Atlas V Solid Rocket Booster (SRB) program and the Guided Multiple Launch Rocket System (“MLRS”) program should offset declines from the completion in fiscal 2008 of the three-year Minuteman III propulsion replacement program.
Specialty Chemicals segment revenues are expected to be consistent to up 5% in fiscal 2009 as compared to fiscal 2008. The range of expected revenues, is partially subject to the ultimate timing of a firm order for AP that is currently scheduled to complete shipments in the last week of September 2009. Actual shipment of this order could vary by several weeks, which could cause revenues to move into fiscal 2010.
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
For the six months ended March 31, 2009, Aerospace Equipment segment revenues increased $4,922 compared to the prior fiscal year six month period due to organic growth and through the AMPAC ISP Holdings acquisition. AMPAC ISP Holdings contributed $2,581 in revenues. The remainder of the revenue increase is primarily attributed to this segment’s U.S. operations which experienced success in the latter part of fiscal 2008 with new contract awards. This improvement in backlog resulted in revenue increases in the first half of fiscal 2009.
Aerospace Equipment segment revenues are expected to increase substantially in fiscal 2009 as compared to fiscal 2008, reflecting at least 40% organic revenue growth and revenue contributions from our fiscal 2009 acquisition of AMPAC ISP Holdings.
Other Businesses. The variances in our Other Businesses segment revenues for the fiscal 2009 periods is due to an increase in water treatment equipment sales.
COST OF REVENUES AND GROSS MARGIN

	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Revenues	$56,435	$48,347	$8,088	17%
Cost of Revenues	39,138	31,737	7,401	23%

Gross Margin	17,297	16,610	687	4%

Gross Margin Percentage	31%	34%

Six Months Ended:
Revenues	$102,064	$95,237	$6,827	7%
Cost of Revenues	70,033	61,198	8,835	14%

Gross Margin	32,031	34,039	(2,008)	(6%)

Gross Margin Percentage	31%	36%
For our fiscal 2009 second quarter, cost of revenues was $39,138 compared to $31,737 for the prior fiscal year second quarter. The consolidated gross margin percentage was 31% and 34% for our fiscal 2009 and fiscal 2008 second quarters, respectively. For the six months ended March 31, 2009, cost of revenues was $70,033 compared to $61,198 for the prior fiscal year period. The consolidated gross margin percentage was 31% and 36% for our fiscal 2009 and fiscal 2008 six-month periods, respectively.
One of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our two largest segments. The revenue contribution by each of our segments is indicated in the table above under the heading “Our Business Segments”.
In addition, consolidated gross margins for our fiscal 2009 periods reflect:
•
A decrease in the Fine Chemicals segment gross margin percentage of approximately twelve points for the fiscal 2009 second quarter and fifteen points for the six months ended March 31, 2009. Factors that contributed to the decline in gross margin percentage include:

•	During the fiscal 2009 second quarter, we experienced manufacturing difficulties related to equipment and a new process. The impact and resolution of these difficulties contributed approximately seven points of the gross margin reduction for the second quarter. Furthermore, pricing pressure associated with one of our products, offset by volume increases in the quarter, contributed the remaining five points of gross margin decrease.

•	During the fourth quarter of fiscal 2008, our Fine Chemicals segment implemented a new process for a large-volume anti-viral product and experienced start-up difficulties that negatively impacted margins for this product. During the fiscal 2009 six-month period, gross margins for this product remained significantly below historical levels. As of the end of the fiscal 2009 six-month period, the production process has been improved significantly and we are now achieving near targeted performance.

•	The combination of the fiscal 2009 first quarter and second quarter issues stated above resulted in eight points, of the fifteen point reduction in gross margin for fiscal 2009 year-to date, being caused by manufacturing difficulties, which are now largely resolved, and the remaining seven point decrease was attributed to pricing and volume decreases.

•
Specialty Chemicals segment gross margin percentage improved seven points for the fiscal 2009 second quarter and six points for the six months ended March 31, 2009, each compared to the prior year periods. Approximately one-half of the improvement is due to a reduction in amortization expense from $1,517 for the fiscal 2008 six month period to zero for the fiscal 2009 six month period. In mid-fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in fiscal 1998. The remaining improvement reflects the aforementioned higher average price per pound for the period.

OPERATING EXPENSES

	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,071	$11,242	$(171)	(2%)
Percentage of Revenues	20%	23%

Six Months Ended:
Operating Expenses	$22,380	$21,447	$933	4%
Percentage of Revenues	22%	23%
For our fiscal 2009 second quarter, operating expenses decreased $171 to $11,071 from $11,242 in the second quarter of the prior fiscal year primarily as a result of:

•	A $429 decrease in Fine Chemicals segment incentive compensation.

•	An increase in Aerospace Equipment segment operating expenses primarily due to additional operating expenses in the amount of $463 from the acquisition of AMPAC ISP Holdings.

•	Consistent corporate expenses, primarily including increases in rent of $257, increases in acquisition evaluation expenses of $195, increases in stock-based compensation of $149, offset by a decrease of $380 in incentive compensation. During the second quarter of fiscal 2009, corporate expenses include approximately $500 of due diligence costs related to a proposed acquisition that we determined did not meet our investment objectives.

•	Other decreases of $426.

For the six months ended March 31, 2009, operating expenses increased $933 to $22,380 from $21,447 for the six months ended March 31, 2008 as a result of:

•	An $803 decrease in Fine Chemicals segment operating expenses incentive compensation.

•	An increase in Aerospace Equipment segment operating expenses primarily due to additional operating expenses in the amount of $937 from the acquisition of AMPAC ISP Holdings.

•	An increase in corporate expenses, primarily including increases in rent of $476, increases in audit and tax services of $503, increases in stock-based compensation of $252, offset by a decrease of $713 in incentive compensation. The increase in audit and tax services is due to timing. These services were performed earlier in fiscal 2009 than in fiscal 2008.

•	Other increases of $281.

SEGMENT OPERATING INCOME (LOSS)

	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$1,406	$4,144	$(2,738)	(66%)
Specialty Chemicals	8,325	4,891	3,434	70%
Aerospace Equipment	743	405	338	83%
Other Businesses	(167)	17	(184)	NM

Segment Operating Income	10,307	9,457	850	9%
Corporate Expenses	(4,081)	(4,089)	8	(0%)

Operating Income	$6,226	$5,368	$858	16%

Six Months Ended:
Fine Chemicals	$382	$8,805	$(8,423)	(96%)
Specialty Chemicals	15,931	10,770	5,161	48%
Aerospace Equipment	1,153	578	575	99%
Other Businesses	378	(1)	379	NM

Segment Operating Income	17,844	20,152	(2,308)	(11%)
Corporate Expenses	(8,193)	(7,560)	(633)	8%

Operating Income	$9,651	$12,592	$(2,941)	(23%)

NM = Not Meaningful
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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $43,300 and $61,800 as of March 31, 2009 and 2008, respectively. We anticipate backlog as of March 31, 2009 to be substantially filled during the next twelve months.
The decrease in Fine Chemicals segment backlog at March 31, 2009 as compared to March 31, 2008 generally reflects the timing of customer purchase orders against related supply agreements, as well as the previously mentioned expected decline in demand in fiscal 2009 for one of our anti-viral products.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts for which funding is contractually obligated by the customer) and unfunded backlog (contracts for which funding is not currently contractually obligated by the customer).
We compute backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were $47,365 and $33,087, respectively, as of March 31, 2009 compared to total backlog and funded backlog of $25,506 and $13,877 as of September 30, 2008. We anticipate funded backlog as of March 31, 2009 to be substantially filled during the next twelve months.
The acquisition of AMPAC ISP Holdings contributed approximately $12,805 to total and funded backlog as of March 31, 2009.

Backlog is not a meaningful measure for our other business lines.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Six Months Ended March 31,			Percentage
	2009	2008	Change	Change

Cash Provided (Used) By:
Operating activities	$14,152	$11,219	$2,933	26%
Investing activities	(11,073)	(5,297)	(5,776)	(109%)
Financing activities	(137)	55	(192)	349%

Net change in cash for period	$2,942	$5,977	$(3,035)	(51%)

Operating Activities. Operating activities provided cash of $14,152 for the fiscal 2009 six-month period compared to $11,219 for the prior fiscal year six-month period, resulting in an increase of $2,933 from the prior fiscal year six-month period.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $4,260.
•	An increase in cash provided by working capital accounts of $4,769, excluding the effects of interest and income taxes.
•	A decrease in cash taxes paid of $1,233.
•	A decrease in cash paid for interest of $44.
•	An increase in cash used for environmental remediation of $169.

•	Other increases in cash provided by operating activities of $1,316.

The increase in cash provided by working capital accounts is primarily due to lower working balances for our Fine Chemicals segment associated with the reduction in revenue.
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
The decrease in cash paid for income taxes is primarily due to the receipt of a $900 refund of fiscal 2008 taxes in the fiscal 2009 second quarter.
Other increases in cash provided by operating activities primarily reflect the timing of contributions to our defined benefit pension plans.
Investing Activities.
•	Capital expenditures decreased $885 to $4,412 in the fiscal 2009 six-month period as compared to $5,297 for the prior fiscal year six-month period.
For fiscal 2009, we anticipate spending approximately $10,000 for capital expenditures, most of which is related to maintenance capital.
•	Cash used for acquisition of business reflects the purchase of AMPAC ISP Holdings for $7,132, net of cash acquired of $471.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2009, we had cash of $29,835. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $18,042 as of March 31, 2009. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during the fiscal 2009 six-month period reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
In contemplating the adequacy of our liquidity and available capital, we consider factors such as:
•	current results of operations, cash flows and backlog;

•	anticipated changes in operating trends, including aforementioned anticipated changes in revenues and margins; and

•	cash requirements related to our debt agreements, pension plans and remediation activities.
We do not currently anticipate that the factors noted above will have material affects on our ability to meet our future liquidity requirements. We continue to believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis.
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
The Senior Notes were issued pursuant to an indenture which contains certain customary events of default, including cross default provisions if we default under our existing and future debt agreements having, individually or in the aggregate, a principal or similar amount outstanding of at least $10,000, and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income plus income tax expense, interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of March 31, 2009, our Total Leverage Ratio was 3.09 to 1.00 and our Interest Coverage Ratio was 3.60 to 1.00.
The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods), including cross-default provisions that include our Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated. We do not believe that it is reasonably likely, in the near or long-term, that we will be in violation of our debt covenants.
As of March 31, 2009, under our Revolving Credit Facility, we had no borrowings outstanding and availability of $18,042. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”). Collectively, these three plans are referred to as the “Pension Plans”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC Business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.
Benefit obligations are measured annually as of September 30. As of September 30, 2008, the Pension Plans had an unfunded benefit obligation of $9,840. For the years ended September 30, 2008 and 2007, we made contributions to the Pension Plans in the amounts of $3,011 and $2,705, respectively. We anticipate making minimum Pension Plan contributions in the amount of $2,942 during the year ending September 30, 2009. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of September 30. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2008 would increase our minimum funding obligations for the year ending September 30, 2009 by approximately $500.
In addition, we have the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that, as of September 30, 2008, included four executive officers and one former executive officer. The SERP is an unfunded plan and as of September 30, 2008, the SERP obligation was $5,979. For the years ended September 30, 2008 and 2007, we paid retirement benefits of $126 in each year. We anticipate paying retirement benefits in the amount of $126 during the year ending September 30, 2009. Payments for retirement benefits should increase in future years when each of the four active participants retires. The future increase in retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.
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
As of March 31, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $11,750 to approximately $23,840, and the accrued amount was $13,561. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2008. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, and operating leases. As of March 31, 2009, there have been no material changes to our contractual obligations from September 30, 2008.
In addition, at March 31, 2009:
•
We have recorded an estimated liability for environmental remediation of $13,561 (see Note 8 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $996 for environmental remediation during fiscal 2009.

•
We have recorded aggregate Pension Plans and SERP obligations of $16,700 (see Note 11 to the condensed consolidated financial statements included in Item 1 of this report). We expect to contribute $3,068 to our Pension Plans and SERP during fiscal 2009.

•	We have uncertain tax positions totaling $313. We are unable to reasonably estimate the timing of the related payments, if any.

•
We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At March 31, 2009, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.

OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of March 31, 2009, we had $1,958 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
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
Estimated minimum aggregate severance benefits under all of these agreements and arrangements as of March 31, 2009 was approximately $4,200.
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
SALES AND REVENUE RECOGNITION. Revenues from our Specialty Chemicals segment, Fine Chemicals segment, and Other Businesses segment are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title passes, the price is fixed or determinable and collectability is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. Specifically, these customers have contractually negotiated acceptance periods from the time they receive certificates of analysis and compliance (“Certificates”) to reject the material based on issues with the quality of the product, as defined in the applicable agreement. At times we receive payment in advance of customer acceptance. If we receive payment in advance of customer acceptance, we record deferred revenues and deferred costs of revenue upon delivery of the product and recognize revenues in the period when the acceptance period lapses or the customer’s acceptance has occurred.
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria of Staff Accounting Bulletin No. 101, “Revenue Recognition in the Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $35,726 and $29,022 as of March 31, 2009 and September 30, 2008, respectively.
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (“AICPA”) audit and accounting guide, “Audits of Federal Government Contracts” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” We account for these contracts using the percentage-of-completion method and measure progress on a cost-to-cost basis. Contract revenues include change orders and claims when approved by the customer. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately. We do not incur material pre-contract costs.
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
IMPAIRMENT OF LONG-LIVED ASSETS. We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. To test for recovery, we group assets (an “Asset Group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our Asset Groups are typically identified by facility because each facility has a unique cost overhead and general and administrative expense structure that is supported by cash flows from products produced at the facility. The carrying amount of an Asset Group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Asset Group.
If we determine that an Asset Group is not recoverable, then we would record an impairment charge if the carrying value of the Asset Group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the Asset Group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review. Some of the factors that management would consider or estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. We would use reasonable and supportable assumptions when performing impairment reviews but cannot predict the occurrence of future events and circumstances that could result in impairment charges.
When we review Asset Groups for recoverability, we also consider depreciation estimates and methods as required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (May 2005),” or the amortization period as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Any revision to the remaining useful life of a long-lived asset resulting from that review also is considered in developing estimates of future cash flows used to test the Asset Group for recoverability.
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
INCOME TAXES. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured, separately for each tax-paying entity in each tax jurisdiction, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
When measuring deferred tax assets, we assess whether a valuation allowance should be established. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of valuation allowance requirements, if any, involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies. We rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. We weigh both positive and negative evidence in determining whether it is more likely than not that a valuation allowance is required.
As of September 30, 2008, recovery of our U.S. jurisdiction deferred tax assets, net of applicable deferred tax liabilities, required that we generate approximately $49,000 in taxable income in periods ranging from one to 43 years in the future. To determine whether a valuation allowance is required, we project our future taxable income. The projections require us to make assumptions regarding our product revenues, gross margins and operating expenses.
For our U.S. tax jurisdictions, the most significant positive evidence is our historical trend of profitable operations and our forecast that such trend will continue in future periods when temporary differences are anticipated to reverse. Positive evidence also includes the lack of reliance on success in implementing tax planning strategies, utilization of short carry-back periods or appreciated asset values. Further, we do not have a history of tax credits expiring unused. For foreign tax jurisdictions, the most compelling negative evidence is a history of unprofitable operations. Accordingly, we have fully reserved our foreign deferred tax assets.
We account for uncertain tax positions in accordance with the provisions of FASB Interpretation No. FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our accounting policy is consistent with FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, that was issued in May 2007 that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.
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
PENSION BENEFITS. We sponsor four defined benefit pension plans in various forms for employees who meet eligibility requirements, which are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” These standards require that we make assumptions and use statistical variables in actuarial models to calculate our pension obligations and the related periodic pension expense. The most significant assumptions are the discount rate and the expected rate of return on plan assets. Additional assumptions include the future rate of compensation increases, which is based on historical plan data and assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations.
The discount rate is used to estimate the present value of projected future pension payments to all participants. The discount rate is generally based on the yield on AAA/AA-rated corporate long-term bonds. At September 30 of each year, the discount rate is determined using bond yield curve models matched with the timing of expected retirement plan payments. Our discount rate assumption was 7.25 percent as of September 30, 2008. Holding all other assumptions constant, a hypothetical increase or decrease of 25 basis points in the discount rate assumption would increase or decrease annual pension expense by approximately $300.
The expected long-term rate of return on plan assets represents the average rate of earnings expected on the plan funds invested in a specific target asset allocation. The expected long-term rate of return assumption on pension plan assets was 8.00 percent in 2008. Holding all other assumptions constant, a hypothetical 25 basis point increase or decrease in the assumed long-term rate of return would increase or decrease annual pension expense by approximately $100.
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. We have not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to non-financial assets and liabilities. The remaining provisions of SFAS No. 157 become effective for us beginning October 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” , to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 107-1 and APB 28-1 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
As of March 31, 2009, there were no material changes to our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008. We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of March 31, 2009, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At March 31, 2009, we had no amount outstanding under our Revolving Credit Facility. Trading volume for our Senior Notes is limited. We estimate the fair value of the Senior Notes to be approximately $93,500 based on the most recent trade data, which was as of April 3, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients (“APIs”) for a limited number of key customers. One customer of AFC accounted for 31% of our consolidated revenue and the top three customers of AFC accounted for approximately 89% of its revenues, and 54% of our consolidated revenues, in fiscal 2008. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, one or more of these customers might reduce their orders in the future, which could have a similar negative effect on the results of operations of AFC. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.
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
The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC’s customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either AFC’s or its customer’s part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.
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
Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2008, our Specialty Chemicals segment generated approximately 23% of consolidated revenues, primarily sales of Grade I AP, and our Aerospace Equipment segment generated approximately 2% of consolidated revenues, each from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet as well as by the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, the Moon and Mars, and the number of space exploration launches. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

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
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. While the presence of regulatory review presents general business risk to the Company, we are currently unaware of any contemplated regulatory action that would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices. It is possible that the regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.
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
As of March 31, 2009, we had established reserves in connection with the AMPAC Henderson Site of approximately $13,561, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
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
Other than the sale of AP, for which we are the only North American provider, we face competition in all of the other industries in which we participate. Many of our competitors have financial, technical, production, marketing, research and development and other resources substantially greater than ours. As a result, they may be better able to withstand the effects of periodic economic or business segment downturns. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Consequently, we may encounter intense bidding for contracts. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. Further, the pharmaceutical fine chemicals market is fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC faces increasing competition from pharmaceutical contract manufacturers, in particular competitors located in the People’s Republic of China and India, where facilities, construction and operating costs are significantly less. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-capacity of the ability to produce sodium azide, which creates significant price competition for that product. Maintaining and improving our competitive position will require continued investment in our existing and potential future customer relationships as well as in our technical, production, and marketing operations. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.
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
As of March 31, 2009, we had outstanding debt totaling $110,407, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
American Pacific Corporation (the “Company”) held its annual meeting of stockholders on March 10, 2009. The matters voted upon at the meeting and the results of the vote for each matter were as follows:
Item No. 1. To elect Dr. Joseph Carleone, Fred D. Gibson, Jr. and Berlyn D. Miller as the three Class C directors to the board of directors of the Company to serve three-year terms until the annual meeting of stockholders in 2012 or until their respective successors have been duly elected and qualified.
Each of the Class C director nominees received the affirmative vote of the holders of more than 73% but less than 80% of the shares present in person or represented by proxy and entitled to vote at the annual meeting, as set forth below:

Name	Votes For	Votes Withheld

Joseph Carleone	4,956,250	1,754,040

Fred D. Gibson, Jr.	4,958,738	1,751,552

Berlyn D. Miller	4,959,371	1,750,919
Consequently, in accordance with the Company’s Restated Certificate of Incorporation, as amended, and the Company’s Amended and Restated By-laws, Dr. Joseph Carleone, Fred D. Gibson, Jr. and Berlyn D. Miller will remain in office as Class C directors until the next annual meeting of stockholders in 2010, at which time they will each stand for election, if nominated, for the remainder of the Class C directors’ term.
In addition to the Class C directors set forth above, the term of office as a director of each of John R. Gibson, Jan H. Loeb, Norval F. Pohl, C. Keith Rooker, Dean M. Willard, and Jane L. Williams continued after the 2009 annual meeting of stockholders.
Item No. 2. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.
The ratification of the appointment of Deloitte & Touche LLP was approved in accordance with the voting set forth below:

Votes For	Against	Abstained	Broker Non-Votes

6,288,634	404,972	2,856	Not Applicable
ITEM 5. OTHER INFORMATION – None.
ITEM 6. EXHIBITS – See attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: May 18, 2009	/S/ JOHN R. GIBSON

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