Form 10-Q
period 2009-06-30
AMERICAN PACIFIC CORP
filed 2009-08-05
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐ Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The number of shares of the registrant’s common stock outstanding as of July 31, 2009 was 7,504,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

 - i -

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$31,490	$36,740	$133,554	$131,977
Cost of Revenues	24,227	23,990	94,260	85,188

Gross Profit	7,263	12,750	39,294	46,789
Operating Expenses	10,915	10,377	33,295	31,824

Operating Income (Loss)	(3,652)	2,373	5,999	14,965
Interest and Other Income, Net	28	575	70	1,221
Interest Expense	2,683	2,682	8,061	8,073

Income (Loss) before Income Tax	(6,307)	266	(1,992)	8,113
Income Tax Expense (Benefit)	(2,752)	138	(627)	3,489

Net Income (Loss)	$(3,555)	$128	$(1,365)	$4,624

Earnings (Loss) per Share:
Basic	$(0.48)	$0.02	$(0.18)	$0.62
Diluted	$(0.48)	$0.02	$(0.18)	$0.61

Weighted Average Shares Outstanding:
Basic	7,483,000	7,452,000	7,482,000	7,442,000
Diluted	7,483,000	7,607,000	7,482,000	7,594,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	June 30,	September 30,
	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$24,968	$26,893
Accounts Receivable, Net	27,495	27,445
Inventories	44,242	40,357
Prepaid Expenses and Other Assets	1,639	3,392
Income Taxes Receivable	1,967	1,804
Deferred Income Taxes	6,697	6,859

Total Current Assets	107,008	106,750
Property, Plant and Equipment, Net	115,242	118,608
Intangible Assets, Net	4,106	3,013
Goodwill	3,152	-
Deferred Income Taxes	14,026	13,849
Other Assets	10,292	9,193

TOTAL ASSETS	$253,826	$251,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,246	$10,554
Accrued Liabilities	4,703	5,526
Accrued Interest	4,125	1,650
Employee Related Liabilities	5,737	6,917
Income Taxes Payable	12	111
Deferred Revenues and Customer Deposits	8,283	3,091
Current Portion of Environmental Remediation Reserves	1,412	996
Current Portion of Long-Term Debt	213	254

Total Current Liabilities	32,731	29,099
Long-Term Debt	110,105	110,120
Environmental Remediation Reserves	11,879	13,282
Pension Obligations	16,551	15,692
Other Long-Term Liabilities	589	258

Total Liabilities	171,855	168,451

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized,
9,550,541 and 9,523,541 issued	955	952
Capital in Excess of Par Value	88,999	88,496
Retained Earnings	14,591	15,956
Treasury Stock - 2,045,950 and 2,045,950 shares	(17,175)	(17,175)
Accumulated Other Comprehensive Loss	(5,399)	(5,267)

Total Shareholders’ Equity	81,971	82,962

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,826	$251,413

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,365)	$4,624
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided by Operating Activities:
Depreciation and amortization	11,971	12,472
Non-cash interest expense	473	478
Share-based compensation	474	90
Excess tax benefit from stock option exercises	-	(244)
Deferred income taxes	(14)	(447)
Loss (gain) on sale of assets	52	(418)
Changes in operating assets and liabilities:
Accounts receivable, net	2,284	3,800
Inventories	(4,847)	(10,924)
Prepaid expenses and other current assets	1,792	(1,766)
Accounts payable	(2,780)	(1,312)
Income taxes	(262)	1,158
Accrued liabilities	(1,034)	(1,011)
Accrued interest	2,475	2,438
Employee related liabilities	(1,298)	(384)
Deferred revenues and customer deposits	3,567	15,488
Environmental remediation reserves	(987)	(757)
Pension obligations, net	859	(199)
Other	(8)	(1,945)

Net Cash Provided by Operating Activities	11,352	21,141

Cash Flows from Investing Activities:
Capital expenditures	(6,312)	(10,027)
Acquisition of business, net of cash acquired	(6,725)	-

Net Cash Used by Investing Activities	(13,037)	(10,027)

Cash Flows from Financing Activities:
Payments of long-term debt	(272)	(208)
Issuances of common stock, net	32	387
Excess tax benefit from stock option exercises	-	244
Purchases of treasury stock	-	(193)

Net Cash Provided (Used) by Financing Activities	(240)	230

Net Change in Cash and Cash Equivalents	(1,925)	11,344
Cash and Cash Equivalents, Beginning of Period	26,893	21,426

Cash and Cash Equivalents, End of Period	$24,968	$32,770

Cash Paid (Received) For:
Interest	$5,113	$5,156
Income taxes	(380)	3,901

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	408	1,361
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in our opinion, include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial results for interim periods. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008. We have evaluated subsequent events through August 5, 2009, the date these condensed consolidated financial statements were issued. The operating results for the three-month and nine-month periods ended June 30, 2009 and cash flows for the nine-month period ended June 30, 2009, are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Fair Value Disclosure of Financial Instruments. We estimate the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $96,800 based on the trade date closest to June 30, 2009, which was June 15, 2009.

Depreciation and Amortization Expense. Depreciation expense of $3,446, $10,048, $3,168 and $9,608 was classified as cost of revenues in our consolidated statements of operations for the three-month and nine-month periods ended June 30, 2009 and 2008, respectively. Depreciation expense of $125, $383, $158 and $419 was classified as operating expenses in our consolidated statements of operations for the three-month and nine-month periods ended June 30, 2009 and 2008, respectively.

Amortization expense of $1,517 was classified as cost of revenues in our consolidated statements of operations for the nine-month period ended June 30, 2008. Amortization expense of $530, $1,540, $309 and $928 was classified as operating expenses in our consolidated statements of operations for the three-month and nine-month periods ended June 30, 2009 and 2008, respectively.

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $25,712 and $29,022 as of June 30, 2009 and September 30, 2008, respectively.

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Issued or Adopted Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applied to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. We have not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to non-financial assets and liabilities. The remaining provisions of SFAS No. 157 become effective for us beginning October 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

No. 160 is effective for us beginning on October 1, 2009. We currently have no entities or arrangements that will be affected by the adoption of SFAS No. 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. FSP No. 142-3 is effective for us beginning October 1, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include disclosure of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements are effective for our fiscal year ending September 30, 2010.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for us beginning with our interim period ended June 30, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”), to require the disclosures required by APB 28 in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for us beginning with our interim period ended June 30, 2009. The adoption of these standards did not have a material impact on our results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature under Auditing Standard Section 560, “Subsequent Events”. SFAS No. 165 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. SFAS No. 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of SFAS No. 165 as of June 30, 2009. The adoption did not have an impact on our results of operations, financial position, or cash flows.

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” but is not intended to change or alter existing US GAAP. The Codification will change the references of financial standards in effect for the Company. Beginning with financial statements issued after September 15, 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. SFAS No. 168 will not have any impact on our results of operations, financial position, and cash flows.

2.	ACQUISITION

Effective October 1, 2008, we completed the acquisition of AMPAC ISP Holdings for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.

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

We are accounting for this acquisition using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. We engaged outside consultants to assist in the valuation of property, plant and equipment and intangible assets. As of June 30, 2009, the allocation of the purchase price and the related determination of the useful lives of property, plant and equipment were preliminary and subject to change pending receipt and evaluation of the final valuation report. In addition, amounts allocated to deferred tax assets and liabilities are preliminary pending completion of AMPAC ISP Holdings’ tax filings for calendar 2008.

The following table indicates the preliminary amounts assigned to each major asset and liability caption of AMPAC ISP Holdings as of the acquisition date:

Accounts Receivable	$2,291
Inventory	552
Prepaid Expenses	39
Property, Plant and Equipment	912
Intangible Assets	2,840
Goodwill	3,158

Total Assets Acquired	9,792
Accounts Payable, Accrued Expenses and Other Current Liabilities	978
Customer Deposits	1,625
Long-Term Liabilities	464

Total Liabilities Assumed	3,067

Purchase Price	$6,725

2.	ACQUISITION (continued)

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of June 30, 2009, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vest 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of June 30, 2009, there were 3 shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. As of June 30, 2009, there were 177,000 shares available for grant under the 2008 plan. This plan was approved by our stockholders.

3.	SHARE-BASED COMPENSATION (continued)

A summary of our stock option and restricted stock activity for the nine months ended June 30, 2009 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2008	394,997	$7.72	24,997	$7.86	-	$-
Granted	156,000	10.98	156,000	5.41	22,000	11.25
Vested	-	-	(14,287)	7.88	-	-
Exercised	(5,000)	6.34	-	-	-	-
Expired / Cancelled	(5,000)	11.25	(5,000)	5.55	-	-

Balance, June 30, 2009	540,997	8.64	161,710	5.57	22,000	11.25

A summary of our exercisable stock options as of June 30, 2009 is as follows:

Number of vested stock options	379,287
Weighted-average exercise price per share	$7.48
Aggregate intrinsic value	$73
Weighted-average remaining contractual term in years	4.8

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

3.     SHARE-BASED COMPENSATION (continued)

	Nine Months Ended,
	June 30,
	2009	2008

Weighted-average grant date fair value per share of options granted	$5.41	$7.86
Significant fair value assumptions:
Expected term in years	6.00	5.75
Expected volatility	48.7%	44.5%
Expected dividends	0.0%	0.0%
Risk-free interest rates	2.7%	3.4%
Total intrinsic value of options exercised	$21	$629
Aggregate cash received for option exercises	$32	$406

Compensation cost (included in operating expenses)
Stock options	$375	$90
Restricted stock	99	-

Total	474	90
Tax benefit recognized	105	37

Net compensation cost	$369	$53

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$512	$107
Restricted stock	$148	-
Weighted-average years to be recognized
Stock options	1.6	0.9
Restricted stock	1.6	-
4.     SELECTED BALANCE SHEET DATA
Inventories. Inventories consist of the following:

	June 30,	September 30,
	2009	2008

Finished goods	$2,285	$2,475
Work-in-process	27,171	22,698
Raw materials and supplies	12,345	14,469
Deferred cost of revenues	3,278	715
Under(over) applied manufacturing overhead costs	(837)	-

Total	$44,242	$40,357

Our Specialty Chemicals segment accounts for its interim period inventory balances in accordance with APB 28 (As Amended). Purchase price variances or volume or capacity cost variances associated with indirect manufacturing costs and that are planned and expected to be absorbed by goods produced through the end of our fiscal year are deferred at interim reporting dates as under(over) applied manufacturing overhead costs. The effect of unplanned or unanticipated purchase price or volume variances are applied to goods produced in the period.

4.	SELECTED BALANCE SHEET DATA (continued)

Intangible Assets. We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets consist of the following:

	June 30,	September 30,
	2009	2008

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	-	-

Customer relationships	9,015	7,957
Less accumulated amortization	(5,873)	(4,944)

	3,142	3,013

Backlog	1,627	-
Less accumulated amortization	(663)	-

	964	-

Total	$4,106	$3,013

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008. Amortization expense was zero and $1,517 for the nine-month periods ended June 30, 2009 and 2008, respectively.

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $310 and $309 for the three-month periods ended June 30, 2009 and 2008, respectively, and $929 and $928 for the nine-month periods ended June 30, 2009 and 2008, respectively.

Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $220 and zero for the three-month periods ended June 30, 2009 and 2008, respectively, and $611 and zero for the nine-month periods ended June 30, 2009 and 2008, respectively.

In connection with our acquisition of AMPAC ISP Holdings (See Note 2), as of October 1, 2008, we recorded customer relationships in the amount of $1,097 and backlog in the amount of $1,743, based on our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed.

Goodwill. In connection with our acquisition of AMPAC ISP Holdings (See Note 2), we recorded goodwill in the amount of $3,158, based on our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. As of June 30, 2009, the balance was $3,152, reflecting the changes in the foreign currency rates used to consolidate our foreign subsidiaries.

5.	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (Loss)	$(3,555)	$128	$(1,365)	$4,624
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	765	3	(132)	(44)
SERP Amendment, net of tax	-	-		(2,110)

Comprehensive Income (Loss)	$(2,790)	$131	$(1,497)	$2,470

The components of accumulated other comprehensive loss are as follows:

			June 30,	September 30,
			2009	2008

Cumulative currency translation adjustment			$(175)	$(43)
Unamortized benefit plan costs, net of tax of $3,482 and $3,482			(5,224)	(5,224)

Total			$(5,399)	$(5,267)

6. EARNINGS PER SHARE

Shares used to compute earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(3,555)	$128	$(1,365)	$4,624

Basic weighted-average shares	7,483,000	7,452,000	7,482,000	7,442,000

Diluted:
Weighted-average shares, basic	7,483,000	7,452,000	7,482,000	7,442,000
Dilutive effect of stock options	-	155,000	-	152,000

Weighted-average shares, diluted	7,483,000	7,607,000	7,482,000	7,594,000

Basic earnings (loss) per share	$(0.48)	$0.02	$(0.18)	$0.62
Diluted earnings (loss) per share	$(0.48)	$0.02	$(0.18)	$0.61

As of June 30, 2009, we had 340,161 antidilutive options outstanding. As of June 30, 2008, we had no antidilutive options outstanding.

7. DEBT

Our outstanding debt balances consist of the following:

			June 30,	September 30,
			2009	2008

Senior Notes, 9%, due 2015			$110,000	$110,000
Capital Leases, due through 2012			318	374

Total Debt			110,318	110,374
Less Current Portion			(213)	(254)

Total Long-term Debt			$110,105	$110,120

7.	DEBT (continued)

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

7.	DEBT (continued)

Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009, (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.

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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income plus income tax expense, interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of June 30, 2009, our Total Leverage Ratio was 3.66 to 1.00 and our Interest Coverage Ratio was 3.04 to 1.00.

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

As of June 30, 2009, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $17,968, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit. As of June 30, 2009, we had $2,032 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters.

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Federal and state regulators continue to review the effects of perchlorate, if any, on human health and the related allowable maximum level of contaminant from perchlorate. While the presence of regulatory review presents general business risk to the Company, we are currently unaware of any regulatory proposal that would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. The technology that was chosen as most efficient and appropriate is in situ bioremediation (“ISB”). ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the

8.	COMMITMENTS AND CONTINGENCIES (continued)

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

At the request of the NDEP, we recently renewed discussions to formalize our remediation efforts in a voluntary agreement that, if negotiated and executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. The agreement under discussion would be expected to be similar to others previously executed by the NDEP with other companies under similar circumstances. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight.

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

Groundwater speed is one key variable along with the required pore volumes of groundwater used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area, in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, including computer modeling, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.

8.	COMMITMENTS AND CONTINGENCIES (continued)

O&M costs include primarily labor, utilities, repairs, maintenance supplies and professional service costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring O&M cost levels in fiscal 2009 of approximately $1,800 as we continue our evaluation of methods to achieve targeted remediation results. Those evaluations include assessment of competing non-ISB technologies that might be more efficient. Our range of estimated costs assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs beyond 2012 and for the duration of the project will be approximately $380.

As of June 30, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $12,700 to approximately $26,300, and the accrued amount was $13,291. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the nine months ended June 30, 2009 is shown below:

Balance, September 30, 2008	$14,278
Additions or adjustments	-
Expenditures	(987)

Balance, June 30, 2009	$13,291

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Fine chemicals customer	38%		26%	14%
Fine chemicals customer		33%	10%	25%
Fine chemicals customer		13%		12%
Specialty chemicals customer		23%	17%	20%
Specialty chemicals customer	11%

The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Fine Chemicals	$15,644	$19,654	$67,766	$76,920
Specialty Chemicals	6,299	11,942	40,940	40,278
Aerospace Equipment	9,085	3,380	21,977	11,350
Other Businesses	462	1,764	2,871	3,429

Total Revenues	$31,490	$36,740	$133,554	$131,977

Segment Operating Income (Loss):
Fine Chemicals	$(752)	$621	$(370)	$9,426
Specialty Chemicals	552	5,998	16,481	16,768
Aerospace Equipment	417	(330)	1,571	248
Other Businesses	(215)	341	164	340

Total Segment Operating Income	2	6,630	17,846	26,782
Corporate Expenses	(3,654)	(4,257)	(11,847)	(11,817)

Operating Income (Loss)	$(3,652)	$2,373	$5,999	$14,965

Depreciation and Amortization:
Fine Chemicals	$3,281	$3,115	$9,625	$9,505
Specialty Chemicals	324	302	951	2,392
Aerospace Equipment	378	60	1,032	156
Other Businesses	3	3	9	9
Corporate	115	155	354	410

Total Depreciation and Amortization	$4,101	$3,635	$11,971	$12,472

10.	INCOME TAXES

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

As of June 30, 2009 and September 30, 2008, our recorded liability for unrecognized tax benefits was $347, of which $294 would impact our effective tax rate if we were to sustain the positions as filed, and $313, respectively. We expect that it is reasonably possible that our liability for unrecognized tax benefits will be reduced by $62 during the next twelve months due to the expiration of certain statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and September 30, 2008, we had accrued $111 and $225, respectively, for the payment of tax-related interest and penalties. For the nine months ended June 30, 2009 and 2008, income tax expense includes a benefit of $1 and expense of $8 for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Ireland and the U.K. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2006.

11.	DEFINED BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended and restated, (collectively, the “Pension Plans”). In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated, (the “SERP”) which includes certain of our existing and prior executive officers.

We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees. We make matching contributions for AFC and Aerospace Equipment U.S. employees. In addition, we make a profit sharing contribution for Aerospace Equipment U.S. employees.

We provide healthcare and life insurance benefits to substantially all of our employees.

Net periodic pension cost related to the Pension Plans consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Pension Plans:
Service Cost	$524	$520	$1,538	$1,534
Interest Cost	832	758	2,172	1,884
Expected Return on Plan Assets	(448)	(808)	(1,650)	(1,850)
Recognized Actuarial Losses	169	(6)	387	208
Amortization of Prior Service Costs	19	28	57	56

Net Periodic Pension Cost	$1,096	$492	$2,504	$1,832

Supplemental Executive Retirement Plan:
Service Cost	$67	$88	$262	$264
Interest Cost	73	87	277	264
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	116	108	326	323

Net Periodic Pension Cost	$256	$283	$865	$851

11.	DEFINED BENEFIT PLANS (continued)

For the nine months ended June 30, 2009, we contributed $2,415 to the Pension Plans to fund benefit payments and anticipate making approximately $527 in additional contributions through September 30, 2009. For the nine months ended June 30, 2009, we contributed $95 to the SERP to fund benefit payments and anticipate making approximately $32 in additional contributions through September 30, 2009.

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

Condensed Consolidating Balance Sheet - June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$22,994	$1,974	$-	$24,968
Accounts Receivable, Net	-	25,530	2,111	(146)	27,495
Inventories	-	42,326	1,916	-	44,242
Prepaid Expenses and Other Assets	-	1,468	171	-	1,639
Deferred Income Taxes	-	8,664	-	-	8,664

Total Current Assets	-	100,982	6,172	(146)	107,008
Property, Plant and Equipment, Net	-	113,862	1,380	-	115,242
Intangible Assets, Net	-	2,084	2,022	-	4,106
Goodwill	-	-	3,152	-	3,152
Deferred Income Taxes	-	14,026	-	-	14,026
Other Assets	-	10,292	-	-	10,292
Intercompany Advances	79,918	3,316	-	(83,234)	-
Investment in Subsidiaries, Net	112,053	5,262	-	(117,315)	-

Total Assets	$191,971	$249,824	$12,726	$(200,695)	$253,826

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$21,344	$1,625	$(146)	$22,823
Environmental Remediation Reserves	-	1,412	-	-	1,412
Deferred Revenues and Customer Deposits	-	6,218	2,065	-	8,283
Current Portion of Long-Term Debt	-	162	51	-	213
Intercompany Advances	-	79,918	3,316	(83,234)	-

Total Current Liabilities	-	109,054	7,057	(83,380)	32,731
Long-Term Debt	110,000	-	105	-	110,105
Environmental Remediation Reserves	-	11,879	-	-	11,879
Pension Obligations and Other Long-Term Liabilities	-	16,838	302	-	17,140

Total Liabilities	110,000	137,771	7,464	(83,380)	171,855
Total Shareholders’ Equity	81,971	112,053	5,262	(117,315)	81,971

Total Liabilities and Shareholders’ Equity	$191,971	$249,824	$12,726	$(200,695)	$253,826

12.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$29,485	$2,054	$(49)	$31,490
Cost of Revenues	-	22,686	1,590	(49)	24,227

Gross Profit	-	6,799	464	-	7,263
Operating Expenses	-	10,019	896	-	10,915

Operating Loss	-	(3,220)	(432)	-	(3,652)
Interest and Other Income	2,666	30	5	(2,673)	28
Interest Expense	2,666	2,682	8	(2,673)	2,683

Loss before Income Tax and Equity Account for Subsidiaries	-	(5,872)	(435)	-	(6,307)
Income Tax Benefit	-	(2,752)	-	-	(2,752)

Loss before Equity Account for Subsidiaries	-	(3,120)	(435)	-	(3,555)
Equity Account for Subsidiaries	(3,555)	(435)	-	3,990	-

Net Loss	$(3,555)	$(3,555)	$(435)	$3,990	$(3,555)

Condensed Consolidating Statement of Operations - Nine Months Ended June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$128,098	$5,622	$(166)	$133,554
Cost of Revenues	-	90,431	3,995	(166)	94,260

Gross Profit	-	37,667	1,627	-	39,294
Operating Expenses	-	31,213	2,082	-	33,295

Operating Income (Loss)	-	6,454	(455)	-	5,999
Interest and Other Income (Expense)	7,999	152	(65)	(8,016)	70
Interest Expense	7,999	8,052	26	(8,016)	8,061

Loss before Income Tax and Equity Account for Subsidiaries	-	(1,446)	(546)	-	(1,992)
Income Tax Benefit	-	(627)	-	-	(627)

Loss before Equity Account for Subsidiaries	-	(819)	(546)	-	(1,365)
Equity Account for Subsidiaries	(1,365)	(546)	-	1,911	-

Net Loss	$(1,365)	$(1,365)	$(546)	$1,911	$(1,365)

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$-	$10,055	$1,297	$-	$11,352

Cash Flows from Investing Activities:
Capital expenditures	-	(5,810)	(502)	-	(6,312)
Acquisition on business, net of cash acquired	-	(7,195)	470	-	(6,725)

Net Cash Used by Investing Activities	-	(13,005)	(32)	-	(13,037)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(211)	(61)	-	(272)
Issuance of common stock	32	-	-	-	32
Excess tax benefit from exercise of stock options	-	-	-	-	-
Intercompany advances, net	(32)	(509)	541	-	-

Net Cash Provided (Used) by Financing Activities	-	(720)	480	-	(240)

Net Change in Cash and Cash Equivalents	-	(3,670)	1,745	-	(1,925)
Cash and Cash Equivalents, Beginning of Period	-	26,664	229	-	26,893

Cash and Cash Equivalents, End of Period	$-	$22,994	$1,974	$-	$24,968

12.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Balance Sheet - September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$26,664	$229	$-	$26,893
Accounts Receivable, Net	-	27,083	649	(287)	27,445
Inventories	-	39,669	688	-	40,357
Prepaid Expenses and Other Assets	-	5,085	111	-	5,196
Deferred Income Taxes	-	6,859	-	-	6,859

Total Current Assets	-	105,360	1,677	(287)	106,750
Property, Plant and Equipment, Net	-	118,437	171	-	118,608
Intangible Assets, Net	-	3,013	-	-	3,013
Deferred Income Taxes	-	13,849	-	-	13,849
Other Assets	-	9,193	-	-	9,193
Intercompany Advances	79,886	2,664	-	(82,550)	-
Investment in Subsidiaries, Net	113,076	(1,143)	-	(111,933)	-

Total Assets	$192,962	$251,373	$1,848	$(194,770)	$251,413

Liabilities and Shareholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$24,718	$327	$(287)	$24,758
Environmental Remediation Reserves	-	996	-	-	996
Deferred Revenues and Customer Deposits	-	3,091	-	-	3,091
Current Portion of Long-Term Debt	-	254	-	-	254
Intercompany Advances	-	79,886	2,664	(82,550)	-

Total Current Liabilities	-	108,945	2,991	(82,837)	29,099
Long-Term Debt	110,000	120	-	-	110,120
Environmental Remediation Reserves	-	13,282	-	-	13,282
Pension Obligations and Other Long-Term Liabilities	-	15,950	-	-	15,950

Total Liabilities	110,000	138,297	2,991	(82,837)	168,451
Total Shareholders’ Equity	82,962	113,076	(1,143)	(111,933)	82,962

Total Liabilities and Shareholders’ Equity	$192,962	$251,373	$1,848	$(194,770)	$251,413

Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$35,845	$895		$36,740
Cost of Revenues	-	23,122	868		23,990

Gross Profit	-	12,723	27	-	12,750
Operating Expenses	-	10,257	120	-	10,377

Operating Income (Loss)	-	2,466	(93)	-	2,373
Interest and Other Income	2,658	575	-	(2,658)	575
Interest Expense	2,658	2,682	-	(2,658)	2,682

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	359	(93)	-	266
Income Tax Expense	-	138	-	-	138

Income (Loss) before Equity Account for Subsidiaries	-	221	(93)	-	128
Equity Account for Subsidiaries	128	(93)	-	(35)	-

Net Income (Loss)	$128	$128	$(93)	$(35)	$128

12.	GUARANTOR SUBSIDIARIES (continued)
Condensed Consolidating Statement of Operations - Nine Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$129,978	$2,010	$(11)	$131,977
Cost of Revenues	-	83,242	1,957	(11)	85,188

Gross Profit	-	46,736	53	-	46,789
Operating Expenses	-	31,390	434	-	31,824

Operating Income (Loss)	-	15,346	(381)	-	14,965
Interest and Other Income	7,990	1,221	-	(7,990)	1,221
Interest Expense	7,990	8,073	-	(7,990)	8,073

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	8,494	(381)	-	8,113
Income Tax Expense	-	3,489	-	-	3,489

Income (Loss) before Equity Account for Subsidiaries	-	5,005	(381)	-	4,624
Equity Account for Subsidiaries	4,624	(381)	-	(4,243)	-

Net Income (Loss)	$4,624	$4,624	$(381)	$(4,243)	$4,624

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$21,357	$(216)	$-	$21,141

Cash Flows from Investing Activities:
Capital expenditures	-	(10,010)	(17)	-	(10,027)

Net Cash Used in Investing Activities	-	(10,010)	(17)	-	(10,027)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(208)	-	-	(208)
Issuance of common stock	387	-	-	-	387
Excess tax benefit from exercise of stock options	244	-	-	-	244
Purchases of treasury stock	(193)	-	-	-	(193)
Intercompany advances, net	(438)	208	230	-	-

Net Cash Provided by Financing Activities	-	-	230	-	230

Net Change in Cash and Cash Equivalents	-	11,347	(3)	-	11,344
Cash and Cash Equivalents, Beginning of Period	-	21,352	74	-	21,426

Cash and Cash Equivalents, End of Period	$-	$32,699	$71	$-	$32,770

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectation that our working capital may vary in the future, our potential incurrence of additional debt in the future, our belief that our cash flows will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions to our defined benefit pension plans and supplemental executive retirement plan, our expectation regarding anticipated cash expenditures for environmental remediation at our former Henderson, Nevada site, our statement regarding anticipated spending for capital expenditures, our expectations regarding future compliance with material debt covenants, statements regarding our beliefs about future demand for, and related volume of and revenue from sales of, Grade I ammonium perchlorate and other forms of ammonium perchlorate, our statement regarding one of the significant factors that will affect our consolidated gross margins in the future, our expectations regarding revenues from our Fine Chemicals, Specialty Chemicals and Aerospace Equipment segments, and related discussions of anticipated business conditions, for the remainder of the current fiscal year and the following fiscal year, our expectations regarding anticipated federal income tax payments and related cash tax requirements, our expectations regarding fulfillment of existing backlog within the next twelve months, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of these and other factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “AMPAC,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the third fiscal quarter and nine-month period of the year ending September 30, 2009 (“fiscal 2009”) as compared to the third fiscal quarter and nine-month period of the year ended September 30, 2008 (“fiscal 2008”). The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2008.
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
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Fine Chemicals	50%	53%	51%	58%

Specialty Chemicals:
Perchlorates	14%	29%	28%	28%
Sodium Azide	3%	0%*	1%	0%*
Halotron	3%	4%	2%	3%

Total Specialty Chemicals	20%	33%	31%	31%

Aerospace Equipment	29%	9%	16%	9%

Other Businesses:
Real Estate	0%*	0%*	0%*	0%*
Water Treatment Equipment	1%	5%	2%	2%

Total Other Businesses	1%	5%	2%	2%

Total Revenues	100%	100%	100%	100%

*	less than 1%
FINE CHEMICALS. Our Fine Chemicals segment, acquired on November 30, 2005, reflects the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients (“APIs”) and registered intermediates. The pharmaceutical ingredients that we manufacture are used by our customers in drugs with applications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices or “cGMP” and other regulatory agencies such as the European Union’s European Medicines Agency (“EMEA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process, development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing high potency products (including cytotoxic products), and performing energetic and nucleoside/nucleotide chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed (“SMB”) technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We have distinctive competency in handling highly toxic chemicals using our specialized high containment facilities in applications such as drugs used for oncology. We have significant experience and specially engineered facilities for energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.
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

SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of perchlorates, including ammonium perchlorate (“AP”). We are the only North American producer of AP, which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
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
Effective October 1, 2008, our Aerospace Equipment segment completed the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”) for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008. We are accounting for this acquisition using the purchase method of accounting. The allocation of the purchase price among the fair values of assets acquired and liabilities assumed is preliminary as of June 30, 2009.
AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. Combined with our existing ISP operations in Westcott, U.K, these operations constitute AMPAC ISP Europe.

OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.
RESULTS OF OPERATIONS
REVENUES

	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$15,644	$19,654	$(4,010)	(20%)
Specialty Chemicals	6,299	11,942	(5,643)	(47%)
Aerospace Equipment	9,085	3,380	5,705	169%
Other Businesses	462	1,764	(1,302)	(74%)

Total Revenues	$31,490	$36,740	$(5,250)	(14%)

Nine Months Ended:
Fine Chemicals	$67,766	$76,920	$(9,154)	(12%)
Specialty Chemicals	40,940	40,278	662	2%
Aerospace Equipment	21,977	11,350	10,627	94%
Other Businesses	2,871	3,429	(558)	(16%)

Total Revenues	$133,554	$131,977	$1,577	1%

Fine Chemicals. The decrease in Fine Chemicals segment revenues for the fiscal 2009 third quarter compared to the prior fiscal year third quarter is primarily due to a decrease in revenues from central nervous system products. The decrease results from a customer reducing its order for the product until calendar year 2010.
For the nine months ended June 30, 2009, the decrease in Fine Chemicals segment revenues, compared to the prior fiscal year nine-month period, primarily reflects a decline in revenues from oncology products of 22% due to timing between the interim periods, and a decline in revenues from central nervous system products of 41% related to the aforementioned production delay.
Fine Chemicals segment revenues are anticipated to decline by approximately 25% in fiscal 2009 as compared to fiscal 2008. In addition, because our customer orders are typically based on calendar year requirements, we anticipate that these AFC business conditions will continue into the first quarter of fiscal 2010.
Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 89% and 91% of Specialty Chemicals revenues in the fiscal 2009 and fiscal 2008 nine-month periods, respectively.
The variances in Specialty Chemicals revenues for the three and nine-month periods ended June 30, 2009 as compared to the prior fiscal year three and nine-month periods reflect the following factors:
•	A 75% decrease in perchlorate volume and a 70% increase in the related average price per pound for the fiscal 2009 third quarter.

•	A 25% decrease in perchlorate volume and a 32% increase in the related average price per pound for the nine months ended June 30, 2009.

•	Sodium azide revenues increased $1,287 for the nine-month period ended June 30, 2009.

•	Halotron revenues decreased $529 for the nine-month period ended June 30, 2009.

The decreases in perchlorate volume for the fiscal 2009 third quarter and nine-month period reflect the timing of Grade I AP orders among the fiscal 2009 quarterly periods. The average price per pound increased for the fiscal 2009 third quarter and nine-month period because we sold more specialized blend product than in the comparable prior fiscal year periods.
For the fiscal 2009 nine-month period, the greatest contribution to segment revenue was product for the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program. We currently expect annual demand for Grade I AP in fiscal 2009 to be consistent with fiscal 2008, and as a result, our fiscal 2009 fourth quarter is anticipated to reflect a significant volume and revenue increase over our fiscal 2009 third quarter. Increases in demand in fiscal 2009 for the Space Shuttle RSRM program, the Atlas V Solid Rocket Booster (“SRB”) program and the Guided Multiple Launch Rocket System (“MLRS”) program should offset declines from the completion in fiscal 2008 of the three-year Minuteman III propulsion replacement program.
Specialty Chemicals segment revenues are expected to be consistent to up 5% in fiscal 2009 as compared to fiscal 2008. Over the longer term, we expect annual demand for Grade I AP to average within the range of 6 million to 9 million pounds based on current NASA and U.S. Department of Defense production programs. Grade I AP demand could vary outside this range for a twelve-month period depending on the scope and timing of the Space Shuttle and/or Ares programs.
Aerospace Equipment. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries, which include the recently acquired AMPAC ISP Holdings beginning on October 1, 2008.
For the nine months ended June 30, 2009, Aerospace Equipment segment revenues increased $10,627 due to both organic growth and the AMPAC ISP Holdings acquisition. AMPAC ISP Holdings contributed $4,013 in revenues. The remainder of the revenue increase is primarily attributed to this segment’s U.S. operations which experienced success in the latter part of fiscal 2008 with new contract awards. This improvement in backlog resulted in revenue increases in the fiscal 2009 periods.
Aerospace Equipment segment revenues are expected to increase substantially in fiscal 2009 as compared to fiscal 2008, reflecting at least 40% organic revenue growth and revenue contributions from our fiscal 2009 acquisition of AMPAC ISP Holdings.
COST OF REVENUES AND GROSS MARGIN

	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Revenues	$31,490	$36,740	$(5,250)	(14%)
Cost of Revenues	24,227	23,990	237	1%

Gross Margin	7,263	12,750	(5,487)	(43%)

Gross Margin Percentage	23%	35%

Nine Months Ended:
Revenues	$133,554	$131,977	$1,577	1%
Cost of Revenues	94,260	85,188	9,072	11%

Gross Margin	39,294	46,789	(7,495)	(16%)

Gross Margin Percentage	29%	35%
For our fiscal 2009 third quarter, cost of revenues was $24,227 compared to $23,990 for the prior fiscal year third quarter. The consolidated gross margin percentage was 23% and 35% for our fiscal 2009 and fiscal 2008 third quarters, respectively. For the nine months ended June 30, 2009, cost of revenues was $94,260 compared to $85,188 for the prior fiscal year nine-month period. The consolidated gross margin percentage was 29% and 35% for our fiscal 2009 and fiscal 2008 nine-month periods, respectively.

One of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments. The revenue contribution by each of our segments is indicated in the table above under the heading “Our Business Segments”.
In addition, consolidated gross margins for our fiscal 2009 periods reflect:
Fine Chemicals.
•
A decrease in the gross margin percentage of approximately six points for the fiscal 2009 third quarter due to lower production volume and the related impact on gross margin due to less absorption of fixed manufacturing costs.

•
A decrease in gross margin percentage of approximately thirteen points for the nine months ended June 30, 2009. In addition to the factor that contributed to the gross margin decline in the fiscal 2009 third quarter, the fiscal 2009 year-to-date decline in gross margin percentage includes:

•
During the fourth quarter of fiscal 2008, we implemented a new process for a large-volume anti-viral product and experienced start-up difficulties that negatively impacted margins for this product for the first half of fiscal 2009. These factors, combined with price reductions, account for approximately eight points in the gross margin decline for the fiscal 2009 nine-month period.

•	A decrease in revenues for central nervous system products, including a price reduction for a large-volume product, account for approximately two points in the gross margin decline.

•	The remaining decline is attributed primarily to product mix.
Specialty Chemicals.
•
For the fiscal 2009 third quarter, perchlorates comprised 72% of Specialty Chemicals segment revenues compared to 89% in the prior year third quarter. The change in product mix to lower-margined azide and Halotron products was the primary contributor to a twenty-two point reduction in Specialty Chemicals segment gross margins.

•	Gross margin as a percentage of revenues was consistent between the nine-month periods.
Aerospace Equipment.
For the fiscal 2009 third quarter, Aerospace Equipment segment gross margins improved 5 points, primarily due to improvement at our U.K. facility.
Aerospace Equipment segment gross margin as a percentage of revenue was consistent between the fiscal 2009 and 2008 nine-month periods.
OPERATING EXPENSES

	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Operating Expenses	$10,915	$10,377	$538	5%
Percentage of Revenues	35%	28%

Nine Months Ended:
Operating Expenses	$33,295	$31,824	$1,471	5%
Percentage of Revenues	25%	24%
For our fiscal 2009 third quarter, operating expenses increased $538 to $10,915 from $10,377 in the third quarter of the prior fiscal year primarily as a result of:

•	A $415 decrease in Fine Chemicals segment incentive compensation, as a result of recording no incentive compensation in fiscal 2009.

•	An increase in Aerospace Equipment segment operating expenses primarily due to additional operating expenses in the amount of $736 from the acquisition of AMPAC ISP Holdings.

•	A decrease in corporate expenses, primarily due to a decrease of $321 in incentive compensation, as a result of recording no incentive compensation in fiscal 2009.

•	Other increases of $538.
For the nine months ended June 30, 2009, operating expenses increased $1,471 to $33,295 from $31,824 for the nine months ended June 30, 2008 as a result of:
•	A $1,218 decrease in Fine Chemicals segment incentive compensation, as a result of recording no incentive compensation in fiscal 2009.

•	A $783 increase in Specialty Chemicals operating expenses primarily due to increases in employee benefit costs.

•	An increase in Aerospace Equipment segment operating expenses primarily due to additional operating expenses in the amount of $1,673 from the acquisition of AMPAC ISP Holdings.

•
Consistent corporate expenses, primarily including increases in rent of $546, and increases in stock-based compensation of $383, offset by a decrease of $1,034 in incentive compensation, as a result of recording no incentive compensation in fiscal 2009.

•	Other increases of $338.
SEGMENT OPERATING INCOME (LOSS)

	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$(752)	$621	$(1,373)	NM
Specialty Chemicals	552	5,998	(5,446)	(91%)
Aerospace Equipment	417	(330)	747	NM
Other Businesses	(215)	341	(556)	NM

Segment Operating Income	2	6,630	(6,628)	(100%)
Corporate Expenses	(3,654)	(4,257)	603	14%

Operating Income (Loss)	$(3,652)	$2,373	$(6,025)	NM

Nine Months Ended:
Fine Chemicals	$(370)	$9,426	$(9,796)	NM
Specialty Chemicals	16,481	16,768	(287)	(2%)
Aerospace Equipment	1,571	248	1,323	533%
Other Businesses	164	340	(176)	(52%)

Segment Operating Income	17,846	26,782	(8,936)	(33%)
Corporate Expenses	(11,847)	(11,817)	(30)	0%

Operating Income	$5,999	$14,965	$(8,966)	(60%)

NM = Not Meaningful.
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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $28,200 and $35,000 as of June 30, 2009 and September 30, 2008, respectively. We anticipate order backlog as of June 30, 2009 to be substantially filled during the next twelve months.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer).
We compute backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were $42,981 and $30,246, respectively, as of June 30, 2009 compared to total backlog and funded backlog of $25,506 and $13,877 as of September 30, 2008. We anticipate funded backlog as of June 30, 2009 to be substantially completed during the next twelve months.
The acquisition of AMPAC ISP Holdings contributed approximately $13,223 to total and funded backlog as of June 30, 2009.
Backlog is not a meaningful measure for our other business lines.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Nine Months Ended June 30,			Percentage
	2009	2008	Change	Change

Cash Provided (Used) By:
Operating activities	$11,352	$21,141	$(9,789)	(46%)
Investing activities	(13,037)	(10,027)	(3,010)	(30%)
Financing activities	(240)	230	(470)	NM

Net change in cash for period	$(1,925)	$11,344	$(13,269)	(117%)

NM = Not Meaningful.
Operating Activities. Operating activities provided cash of $11,352 for the fiscal 2009 nine-month period compared to $21,141 for the prior fiscal year nine-month period, resulting in a decrease of $9,789 from the prior fiscal year nine-month period.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $10,234.

•	An increase in cash used for working capital accounts of $5,951, excluding the effects of interest and income taxes.

•	A decrease in cash taxes paid of $4,281.

•	A decrease in cash paid for interest of $43.

•	An increase in cash used for environmental remediation of $230.

•	Other increases in cash provided by operating activities of $2,302.
The increase in cash used for working capital accounts is primarily due to an increase in working capital requirements to support the revenue growth of our Aerospace Equipment segment.
We consider these working capital changes to be routine and within the normal production cycle of our products. The production of certain fine chemical products and performance under certain aerospace equipment contracts require lengths of time that exceeds one quarter. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
For fiscal 2009, the Company does not anticipate paying federal income taxes based on the anticipated reduction in income and the affects of timing difference in expense deductions. As a result, cash tax requirements are significantly reduced in fiscal 2009 compared to fiscal 2008.
Other increases in cash provided by operating activities primarily reflect the timing of contributions to our defined benefit pension plans.
Investing Activities.
•	Capital expenditures decreased $3,715 to $6,312 in the fiscal 2009 nine-month period as compared to $10,027 for the prior fiscal year nine-month period.
For fiscal 2009, we anticipate spending approximately $10,000 for capital expenditures, most of which is related to maintenance capital.
•	Cash used for acquisition of business reflects the purchase of AMPAC ISP Holdings for $7,196, net of cash acquired of $471.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009, we had cash of $24,968. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $17,968 as of June 30, 2009. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during the fiscal 2009 nine-month period reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
In contemplating the adequacy of our liquidity and available capital, we consider factors such as:
•	current results of operations, cash flows and backlog;

•	anticipated changes in operating trends, including anticipated changes in revenues and margins; and

•	cash requirements related to our debt agreements, pension plans and remediation activities.

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
Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009, (the “Revolving Credit Facility”) with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income plus income tax expense, interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of June 30, 2009, our Total Leverage Ratio was 3.66 to 1.00 and our Interest Coverage Ratio was 3.04 to 1.00.
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

As of June 30, 2009, under our Revolving Credit Facility, we had no borrowings outstanding and availability of $17,968. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended and restated. Collectively, these three plans are referred to as the “Pension Plans”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC business and include the assumed liabilities for pension benefits to existing employees at the acquisition date. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.
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
In addition, we have the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated, (the “SERP”) that, as of September 30, 2008, included four executive officers and one former executive officer. The SERP is an unfunded plan and as of September 30, 2008, the SERP obligation was $5,979. For the years ended September 30, 2008 and 2007, we paid retirement benefits of $126 in each year. We anticipate paying retirement benefits in the amount of $127 during the year ending September 30, 2009. Payments for retirement benefits should increase in future years when each of the four active participants retires. The future increase in retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.
ENVIRONMENTAL REMEDIATION – AMPAC HENDERSON SITE. During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at our former perchlorate chemicals manufacturing facility in Henderson, Nevada (the ”AMPAC Henderson Site”), including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. During fiscal 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
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
Groundwater speed is one key variable along with the required pore volumes of groundwater used to estimate the number of years that may be required to operate the facility. Groundwater speed is estimated by utilizing periodic data that measures, among other things, perchlorate concentrations upgradient from the treatment area, in addition to hydraulic conductivity and porosity. As time passes, and as we continue to add reference data and analysis, including computer modeling, our estimates of the total years of operation may change. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation.
O&M costs include primarily labor, utilities, repairs, maintenance supplies and professional service costs. Since the inception of operations of the new ISB technology operations in fiscal 2007, we have not consistently achieved the targeted levels of groundwater remediation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring O&M cost levels in fiscal 2009 of approximately $1,800 as we continue our evaluation of methods to achieve targeted remediation results. Those evaluations include assessment of competing non-ISB technologies that might be more efficient. Our range of estimated costs assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs beyond 2012 and for the duration of the project will be approximately $380.
As of June 30, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $12,700 to approximately $26,300, and the accrued amount was $13,291. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2008. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, and operating leases. As of June 30, 2009, there have been no material changes to our contractual obligations from September 30, 2008.
In addition, at June 30, 2009:
•
We have recorded an estimated liability for environmental remediation of $13,291 (see Note 8 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $1,800 for environmental remediation during fiscal 2009.

•
We have recorded aggregate Pension Plans and SERP obligations of $16,677 (see Note 11 to the condensed consolidated financial statements included in Item 1 of this report). We expect to contribute $3,069 to our Pension Plans and SERP during fiscal 2009.

•	We have uncertain tax positions totaling $464. We are unable to reasonably estimate the timing of the related payments, if any.

•
We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At June 30, 2009, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.

OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of June 30, 2009, we had $2,032 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
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
Estimated minimum aggregate severance benefits under all of these agreements and arrangements as of June 30, 2009 was approximately $4,200.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria of Staff Accounting Bulletin No. 101, “Revenue Recognition in the Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our

Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $25,712 and $29,022 as of June 30, 2009 and September 30, 2008, respectively.
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
When we review Asset Groups for recoverability, we also consider depreciation estimates and methods as required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (May 2005),” or the amortization period as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Any revision to the remaining useful life of a long-lived asset resulting from that review also is considered in developing estimates of future cash flows used to test the Asset Group for recoverability.
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
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of

America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applied to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 was effective for us on October 1, 2008. We have not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to non-financial assets and liabilities. The remaining provisions of SFAS No. 157 become effective for us beginning October 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or cash flows.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. FSP No. 142-3 is effective for us beginning October 1, 2009.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include disclosure of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements are effective for our fiscal year ending September 30, 2010.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for us beginning with our interim period ended June 30, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”), to require the disclosures required by APB 28 in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for us beginning with our interim period ended June 30, 2009. The adoption of these standards did not have a material impact on our results of operations, financial position or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature under Auditing Standard Section 560, “Subsequent Events”. SFAS No. 165 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. SFAS No. 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of SFAS No. 165 as of June 30, 2009. The adoption did not have an impact on our results of operations, financial position, or cash flows.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” but is not intended to change or alter existing

US GAAP. The Codification will change the references of financial standards in effect for the Company. Beginning with financial statements issued after September 15, 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. SFAS No. 168 will not have any impact on our results of operations, financial position, and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)
As of June 30, 2009, there were no material changes to our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008. We are exposed to interest rate risk primarily due to changes in market interest rates as compared to the fixed rate for our long-term debt. As of June 30, 2009, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. At June 30, 2009, we had no amount outstanding under our Revolving Credit Facility. Trading volume for our Senior Notes is limited. We estimate the fair value of the Senior Notes to be approximately $96,800 based on the trade date closest to June 30, 2009, which was June 15, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We depend on a limited number of customers for most of our sales in our Specialty Chemicals, Aerospace Equipment and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse effect on our financial position, results of operations and cash flows.
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
Some of our operations may create risks of adverse environmental and health effects, any of which might not be covered by insurance. In the past, we have been required to take remedial action to address particular environmental and health concerns identified by governmental agencies in connection with the production of perchlorate. It is possible that we may be required to take further remedial action in the future in connection with our production of perchlorate, whether at our former facility in Henderson, Nevada, or at our current production facility in Iron County, Utah, or we may enter voluntary agreements with governmental agencies to take such actions. Moreover, in connection with other operations, we may become obligated in the future for environmental liabilities if we fail to abide by limitations placed on us by governmental agencies. There can be no assurance that material costs or liabilities will not be incurred or restrictions will not be placed upon us in order to rectify any past or future occurrences related to environmental or health matters.
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. While the presence of regulatory review presents general business risk to the Company, we are currently unaware of any regulatory proposal that would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices. It is possible that the regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.
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
Henderson Site Environmental Remediation Reserve. During fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consists of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the O&M phase. Key factors in determining the total estimated cost of our remediation efforts at the AMPAC Henderson Site include an estimate of the speed of groundwater entering the treatment area and annual O&M costs. Groundwater speed is used to estimate the number of years that may be required to operate the facility. Initially, data suggested that the total project life would extend for a period of 45 years. More recent data indicates that the total project life may be 23 years. We are unable to predict over the longer term the most probable life and accordingly have used an assumed range of 23 to 45 years of operation. We have experienced annualized O&M cost levels of approximately $1,000, which is higher than our initial estimates. This higher level of cost reflects costs to evaluate methods to optimize operating performance and maintenance of reinjection wells. In addition, we anticipate incurring O&M cost levels in fiscal 2009 of approximately $1,800 as we continue our evaluation of methods to achieve targeted remediation results. Our range of estimated costs assumes that we will be successful in optimizing the remediation plant performance and that average annual O&M costs beyond 2012 and for the duration of the project will be approximately $380. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of June 30, 2009, we had established reserves in connection with the AMPAC Henderson Site of approximately $13,291, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
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
Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (on a short-term basis or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. Our manufacturing operations could also be the subject of an external or internal event, such as a terrorist attack or external or internal accident, that, despite our security, safety and other precautions, results in a disruption or delay in our operations. It is possible that a release of hazardous materials or other dangerous chemicals from one of our facilities or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion, fire or other similarly disruptive event were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability and could cause us to incur additional costs and liabilities.
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
As of September 30, 2008, AFC had approximately 154 employees that were covered by collective bargaining or similar agreements, although since such date the aggregate number of these employees has been modestly reduced. In June 2007, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2010. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.
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
As of June 30 2009, we had outstanding debt totaling $110,318, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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

AMERICAN PACIFIC CORPORATION

Date: August 5, 2009	/S/ JOHN R. GIBSON

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

10.1+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009

10.2+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009

10.3+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009

10.4
First Amendment to Credit Agreement, dated as of July 7, 2009, by and among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, and Wachovia Bank, National Association and Bank of America, N.A.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

*
Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.