Form 10-K
period 2009-09-30
AMERICAN PACIFIC CORP
filed 2009-12-29
CIK 350832

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes       ☑ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $35.7 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of shares of common stock, $.10 par value, outstanding as of November 30, 2009, was 7,540,591.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2009, are incorporated by reference into Part III of this report.

PART I
FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to, statements about our business strategy and anticipated areas of, and basis for, growth, expectations of anticipated market conditions, competition, competitive advantages, and the business environment in which we operate, our expectations and estimates for, and the future actions associated with, our environmental remediation efforts, the effect of accounting-related judgments and recent accounting standards on our financial statements, statements regarding our future operating results and profitability, anticipated sources of, and trends in, revenue as well as expectations of timing, pricing, magnitude, nature, completion and delivery of orders for our products, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can,” “could,” “may,” “should,” “will,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend” or the negative of these terms or similar words or expressions. Discussions containing such forward-looking statements may be found throughout this report. Moreover, statements in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. References to “fiscal 2010,” “fiscal 2009,” “fiscal 2008” and “fiscal 2007” correspond to each of the four fiscal years in the period ending September 30, 2010.
Item 1. Business (Dollars in Thousands)
OUR COMPANY
American Pacific Corporation is a leading custom manufacturer of fine chemicals, specialty chemicals and propulsion products within its focused markets. We supply active pharmaceutical ingredients and advanced intermediates to the pharmaceutical industry. For the aerospace and defense industry we provide specialty chemicals used in solid rocket motors for space launch and military missiles. We also designs and manufactures liquid propulsion systems, valves and structures for space and missile defense applications. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.
We are the only North American producer of ammonium perchlorate (“AP”) which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made three strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation, which became our Aerospace Equipment segment. Effective October 1, 2008, we further expanded our Aerospace Equipment segment with the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. On November 30, 2005, we acquired GenCorp Inc.’s fine chemicals business, or the “AFC Business,” through our wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”), which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading custom manufacturer of active pharmaceutical ingredients (“APIs”) and registered intermediates for pharmaceutical and biotechnology companies.
Through our various operations, we service four primary industries. Industry specialization, as well as common business characteristics such as custom manufacturing expertise, including hazardous chemistries, and a customer relationship-driven business model, provide a foundation on which we leverage our strengths across our business segments. The following table summarizes our significant industries and product lines.

			Size (as a %
			of Fiscal 2009
Industry / Market	Products	Business Segments	Revenues)
Pharmaceuticals	• Active Pharmaceutical Ingredients	• Fine Chemicals	50%
	• Registered Intermediates	• Specialty Chemicals (Sodium Azide)
	• Sodium Azide

Aerospace & Defense	• Perchlorates	• Specialty Chemicals (Perchlorates)	45%
	• Satellite Thrusters	• Aerospace Equipment
	• Propulsion Systems
	• Aerospace Valves
	• Launch Vehicle Structures

Fire Suppression	• Halotron I	• Specialty Chemicals (Halotron)	2%
	• Halotron II

Water Treatment	• On-site Hypochlorite Generation Systems	• Other Businesses (PEPCON Systems)	3%
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

	2009	2008	2007

Fine Chemicals	48%	61%	57%

Specialty Chemicals:
Perchlorates	28%	26%	28%
Sodium azide	2%	0%*	1%
Halotron	2%	2%	2%

Total specialty chemicals	32%	28%	31%

Aerospace Equipment	17%	8%	9%

Other Businesses:
Real estate	0%*	1%	1%
Water treatment equipment	3%	2%	2%

Total other businesses	3%	3%	3%

Total revenues	100%	100%	100%

*	less than 1%
Please see discussions in Note 12 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information for our segments and financial information about geographic areas for the past three fiscal years.
FINE CHEMICALS. Our Fine Chemicals segment is a custom manufacturer of APIs and registered intermediates. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and other regulatory agencies such as the European Union’s European Medicines Agency (“EMEA”) and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed, or “SMB,” technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and specially engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole-source and limited-source contracts. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier on several of our fine chemicals products.

•	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete.
•	Significant Financial Costs. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
We believe the current state of the pharmaceutical industry provides us with an opportunity for long-term growth. The pharmaceutical markets are being driven by strong demand for products that use our core technologies, including HIV-related drugs and oncology drugs, most of which are expected to use energetic and high-potency compounds. With the FDA emphasizing chirally-pure drugs, we believe our investment in SMB technology may be a strong competitive advantage for us. In addition, we see a continuing trend toward more outsourcing by the pharmaceutical industry. AFC’s pipeline of development products continues to grow, reflecting this trend. Development products are research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Historically, revenues from development products are approximately 5% of Fine Chemicals segment revenues. We anticipate that this percentage will trend upward in future years, supported by increased business development efforts and our recent investments in facilities and equipment. Typically, development product activities are the source for future core products.
SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of AP, which is a type of perchlorate. Sales of perchlorates represented 88% of the segment’s revenues for fiscal 2009. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
We have supplied AP for use in space and defense programs for over 50 years and we have been the only AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation, or “KMCC.” A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellant. For fiscal 2009 our largest programs were the Space Shuttle Reusable Solid Rocket Motor (“RSRM”), the Guided Multiple Launch Rocket System (“GMLRS”) and the Atlas family of commercial space launch vehicles.
Historically, Alliant Techsystems Inc. or “ATK” is our largest AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations. We believe our contract with ATK provides our Specialty Chemicals segment significant stability.
We expect Grade I AP demand in fiscal 2010 to be less than fiscal 2009, primarily due to the upcoming retirement of the NASA Space Shuttle and delays in the NASA Ares next-generation space exploration vehicles program. The expected decline in volume is not expected to have a corresponding effect on revenues due to the pricing under our contractual price-volume matrix and corresponding increases in our commercial perchlorate catalog pricing. Over the longer term, we expect annual demand for Grade I AP to be within the range of 5 million to 9 million pounds based on current NASA and U.S. Department of Defense, or “DOD,” production programs. However, AP demand could increase if there is an extension to the Space Shuttle program, an acceleration of the Ares program, and/or a substantial increase in space exploration activity. We believe that our stable revenue from AP, combined with the segment’s profitability and minimal capital expenditures, should provide us with stable cash flow from our Specialty Chemicals segment.
AEROSPACE EQUIPMENT. Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites,

launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Effective October 1, 2008, our Aerospace Equipment segment completed the acquisition of AMPAC ISP Holdings for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. The business has two locations, Dublin, Ireland and Cheltenham, U.K. Combined with our existing in-space propulsion operations in Westcott, U.K., these operations constitute AMPAC ISP Europe.
AMPAC ISP Europe designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.
Our Aerospace Equipment segment is expected to grow over the next several years as a result of our customer relationships, competitive pricing and focus on technologies. Growth areas should include missile defense programs, the commercial satellite segment, space exploration and launch vehicles.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets electro-chlorination systems for the disinfection of water streams, the control of noxious odors, and the treatment of seawater. Our real estate activities are not material.
OUR STRENGTHS
LEADING MARKET POSITIONS WITH SIGNIFICANT BARRIERS TO ENTRY. We maintain a leading market position in each of our focused markets, which are characterized by high barriers to entry. Generally, these barriers include strategic customer relationships and long-term contracts, high switching costs due to intertwined technology between manufacturer and customer, a highly-specialized workforce, proprietary processes and technologies, Underwriters Laboratories regulated products, regulatory factors, and manufacturing facilities that possess the necessary infrastructure to support potentially hazardous and technically challenging work.
Fine Chemicals. Through our acquisition of the AFC Business, we have been involved in the development and manufacture of APIs and registered intermediates for over 20 years and have developed long-term customer relationships with several of the world’s largest pharmaceutical and biotechnology companies. We have distinctive competencies in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. Our pharmaceutical and biotechnology customers are dependent on the APIs and registered intermediates we produce for the efficacy of their drugs. Our customers’ commitment, in most cases, to use us as the sole or limited-source supplier of these ingredients demonstrates their trust in our ability to continually deliver high quality products on a timely basis.
We have invested significant resources in our facilities and technology base and we are one of the few companies in the world with the capability to use energetic chemistry on a commercial scale under cGMP. We are also a world leader in the use of SMB technology for performing chiral separations and manufacturing products that require high containment. Manufacturing APIs and registered intermediates requires unique experience in chemistry and engineering as well as compliance with various regulatory requirements. For many of our products, few other manufacturers have the technological capability, experience or facilities to supply a competing product. Also, the regulatory approval process for our customers generally requires the manufacturer of specific chemicals to be named. In these cases, switching contractors usually requires additional regulatory approvals for our customers, which can be a lengthy and expensive process.
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
Aerospace Equipment. We are one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our Aerospace Equipment segment’s relationships with our customers vary from a few years to over 20 years. Our experience partnering with our customers enables us to provide additional value in assessing project requirements and scope. We believe that, along with our established technology base and long-term customer relationships, the investment in product qualification, reliability standards required by the market, and competitive pricing represent a significant barrier to entry.
STRATEGIC CUSTOMER RELATIONSHIPS. Our focused markets require technically advanced, high quality products along with a strong service component due to the critical nature of the products that we supply. Often our mission critical products are imbedded within the final end-product and some of our products have been supported through customer-funded product development investments. As a result, we have developed strategic relationships with our targeted customer base, which has led to our portfolio of sole-source and limited-source contracts. As the sole-source or limited-source supplier, we are generally the only contractor or one of only two contractors that has been qualified by the customer and/or regulatory agency to provide the particular product. We believe these relationships enable us to maintain leading market positions in our respective target markets and will allow our business to grow significantly in the future through the successful re-compete and/or expansion of existing contracts and the award of new contracts.
MANUFACTURING EXCELLENCE. We believe that our manufacturing facilities for each of our core business segments provide us with a significant competitive advantage.
Fine Chemicals. Our Fine Chemicals segment facilities are operated in compliance with FDA and international cGMP standards. Our highly skilled team of experienced chemists, engineers, operators and other professionals provides assurance of supply of high quality products to our customers. Significant investments in new equipment and infrastructure since the acquisition of the AFC Business have enhanced our manufacturing capability, efficiency and capacity. We believe the combination of our highly skilled workforce and our modern manufacturing facilities has led to our advanced technological position within our targeted markets and positions us to capitalize on the expected industry growth within our fine chemicals core competencies.
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
Aerospace Equipment. Our specially-engineered manufacturing facilities allow us to provide a wide array of services to our customers, including gas welding, electron beam welding, final thruster assembly, clean room assembly, water flushing, water calibration, vibration and vacuum altitude simulated hot fire testing. Our hot fire test bed acceptance capability uses real-time infrared techniques to record temperature profiles in the thruster hardware during testing. We believe this capability is a significant advantage in assessing both the quality of existing designs and provides critical information to improve thruster performance in new designs. We also possess a world-class machining facility for special metals such as Inconel and molybdenum.
LONG-TERM CONTRACTS. Our revenues are primarily derived from multi-year contracts with major defense and aerospace contractors and large pharmaceutical and biotechnology companies. Within the Specialty Chemicals segment, the majority of our revenues are generated from contracts that require our customers to purchase all of their AP requirements from us, subject to certain exceptions. In addition, our ATK contract provides for higher unit prices at lower volumes and contains annual price increases, which we believe provides our Specialty Chemicals segment significant revenue stability. Our Fine Chemicals segment generated nearly all of its sales in fiscal 2009 from long-term contracts related to existing ethical drug products that are FDA-approved and commercially available. Some of our contracts within the Fine Chemicals segment also have take-or-pay terms or required minimum purchase volumes, which guarantees a minimum revenue amount under those contracts.
ATTRACTIVE PORTFOLIO OF PRODUCTS. We believe that we have a balanced product portfolio results in a stable revenue mix. Our APIs and registered intermediates are components of various drug applications primarily in the areas of anti-viral, oncology, and central nervous system. Our AP and aerospace equipment products are key components of various DOD, NASA and European Space Agency programs, as well as commercial satellites.
OUR STRATEGY
PURSUE ORGANIC GROWTH OPPORTUNITIES AND SELECTIVE ACQUISITIONS. We plan to selectively pursue expansion opportunities, thereby capitalizing on the expected growth within our core competencies. We continue to evaluate and select strategic acquisitions within our existing markets that complement our existing product lines and technologies, particularly within our Fine Chemicals and Aerospace Equipment segments. We believe selective acquisitions enable us to capitalize on growth opportunities within our markets, gain manufacturing economies of scale, broaden our customer and product bases, and access complementary technologies. When evaluating organic investment opportunities, we focus on projects that are either supported by long-term contracts, improve our profitability under existing contracts through increased efficiency, or exhibit technology or intellectual property market advantages.
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
Fine Chemicals. We are focused on building upon our core competencies in segments of the pharmaceutical market that are expected to generate sustained long-term growth. We believe this strategy will provide us growth opportunities from our existing customers as well as select new customers. We continue to pursue opportunities that require the technologies in which we have a competitive advantage or expertise. We work very closely with customers in developing ingredients for drugs in both the pre-clinical and clinical phases of development. We believe that being involved with a drug during its development allows us to introduce our technology into the manufacturing process as well as generate revenue prior to commercialization of the end product. We are currently working with customers on over 25 products that are in various stages of pre-commercial development and are focusing our business development efforts to further increase the number of similar new business opportunities. We also work closely with customers in further developing drugs post-commercialization. These projects can help solidify our position in the supply chain for a drug, especially when we can introduce one of our core technologies.
Specialty Chemicals. We intend to maintain our established leadership in AP production through a continued focus on existing programs, as well as on the award of new programs utilizing AP. Several

DOD and NASA programs that would utilize solid rocket propellants are under consideration. Examples of potential opportunities include the completion and operation of the International Space Station, refurbishment of defense missile systems through programs such as the Trident-D5 propulsion replacement program, increased defense and commercial satellite launch activity and the long-term development of the Ares I and Ares V vehicles, NASA’s proposed replacement for the Space Shuttle. We believe we are well positioned to benefit from programs using solid rocket propellant, due to our status as the only producer of AP in North America.
Aerospace Equipment. We intend to continue to grow our revenues in this market through a focus on existing programs, as well as on the award of new programs in expected growth areas such as satellites, launch vehicles and missile defense. With our focus on advanced products and our low cost emphasis, we intend to increase our market share with the major satellite and launch vehicle suppliers. In addition, we continue to pursue new market opportunities for our products. In recent years, we have focused on the kill vehicle and propulsion system markets. Each is now expected to make significant contributions to our revenue growth. With the expansion of our European presence, we plan to grow our business through greater penetration into the European space market.
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
OUR FINE CHEMICALS SEGMENT
AFC is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. AFC generates nearly all of its sales from manufacturing chemical compounds that are proprietary to its customers. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies. Most of the products AFC sells are proprietary to our customers and used in existing drugs that are FDA approved and commercially available. AFC is a pharmaceutical fine chemicals manufacturer that operates in compliance with the FDA’s cGMP. AFC has distinctive competencies in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale.
Energetic and Specialty Processes. Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase in HIV-related drugs. For fiscal 2009, approximately 63% of AFC sales were derived from products that involved energetic and other specialty processes. Specialty processes includes technically challenging processes, primarily the manufacture of chemical compounds referred to as nucleosides and nucleotides.
High Containment. Chemical compounds that require specialized high containment facilities and handling expertise are a growing segment of the pharmaceutical fine chemicals industry. The manufacture of high potency, highly toxic and cytotoxic chemical compounds requires high-containment manufacturing facilities and a high degree of expertise to ensure safe and reliable production. AFC has the expertise and experience to design processes and facilities to minimize and control potential exposure. High potency and cytotoxic APIs are used to make many commercial oncology drugs. In addition, we believe there are a large number of oncology drugs in the drug development pipeline that are made with high potency or cytotoxic APIs.
There is currently limited competition in the market for manufacturing chemical compounds that require high containment, in particular at high volumes, as it requires highly-engineered facilities and a high level of expertise to safely and effectively manufacture these chemicals at commercial scale. The need for such expertise and facilities has discouraged many firms from entering this market. Entry into this market also requires a significant capital investment for specialized facilities and personnel if the market entrant does not already have access to such facilities and expertise. For fiscal 2009, approximately 15% of AFC sales were derived from sales of high potency and cytotoxic compounds.
Simulated Moving Bed. Many chemicals used in the pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance and side effects. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities. If they are found to be different and especially if one is found to cause harmful side effects, then the FDA approval may require that the desired enantiomer be chirally pure (i.e. separated from its counterpart). Several techniques are available to achieve this chiral purity. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced by more conventional means (e.g. chemical reactions) such as chemical resolution and asymmetric synthesis.
SMB is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. SMB has been successfully used and approved by the FDA for the preparation of chirally-pure drugs. SMB technology allows the separation of two enantiomers with high purity and in high yield. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Other uses of SMB technology for the preparation of pharmaceutical ingredients include the purification of a mixture of chemicals. The primary application in this area is the purification of naturally-derived chemical compounds.
For fiscal 2009, approximately 21% of AFC sales were derived from products that rely on SMB technology.
Customers and Markets. AFC has established long-term relationships with key customers, the specific identities of which are contractually restricted as confidential, subject to certain terms and conditions such as consent or regulatory requirements. Its current customers include both multi-national pharmaceutical companies as well as emerging and development-stage pharmaceutical companies. AFC maintains multi-year manufacturing agreements with several large pharmaceutical and biopharmaceutical companies for annual supply of products. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships.
In March 2008, AFC and Gilead Sciences, Inc. (“Gilead”) entered into a three-year manufacturing supply agreement for a chemical compound referred to as “Tenofovir DF,” an active pharmaceutical ingredient in VIREAD®, TRUVADA®, and ATRIPLA™. Under the terms of the agreement, Gilead is obligated to purchase minimum quantities of bulk Tenofovir DF from our Fine Chemicals segment through 2010, subject to certain terms within the agreement. The minimum quantities contained in the agreement support our long-term growth plans for this segment. For fiscal 2009, revenues from Gilead exceeded 10% of our consolidated revenues.
Competition. The pharmaceutical fine chemicals industry is fragmented. Based on available data, AFC believes the 20 largest manufacturers worldwide control less than 20% of the market with the largest manufacturer holding less than 5% of market share. A number of other manufacturers, including AFC, constitute the remaining approximately 80% of the industry. Pharmaceutical fine chemicals manufacturers generally compete based on their breadth of technology base, research and development and chemical expertise, flexibility and scheduling of manufacturing capabilities, safety record, regulatory compliance history and price.
To compete successfully in the pharmaceutical fine chemicals manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products timely and at competitive prices. We believe they must also augment their capabilities with a complete line of complementary services, including process development/engineering and process improvement (from initial synthesis of a new drug candidate through market launch and into commercialization). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.
To a large extent, our success is tied to the success of the drugs our products are used to make; in general, the more successful the drug is, the more likely our customer is to order additional product from us to support the drug. The success of a customer’s drugs in the marketplace depends on a number of factors, almost all of which are outside our control. However, we can be affected by competitive pressures and other influences faced by our customers including, for example, competition from newly introduced drugs.
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

Energetic and Specialty
High Containment	Processes	Simulated Moving Bed
SAFC (1)	Group Novasep SAS	Group Novasep SAS
Helsinn (2)	OmniChem (3)	SAFC (1)
Cambrex Corp.	ZaCh Systems (4)	Diacel Chemical Industries, Ltd.
OmniChem (3)	Orgomol (5)

(1)	the fine chemicals division of Sigma-Aldrich Corporation

(2)	the chemicals operations division of Helsinn Group

(3)	a component of the pharmaceuticals division of Ajinomoto Company

(4)	a subsidiary of the Zambon Company

(5)	a subsidiary of BASF
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

We have supplied AP for use in space and defense programs for over 50 years. Today, our principal space customers are ATK for the Space Shuttle RSRM program and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including the Army’s GMLRS program and the Navy’s Standard Missile and D5 Fleet Ballistic Missile programs. We have supplied AP to certain foreign defense programs and commercial space programs, although export sales of AP are not significant. The exporting of AP is subject to federal regulation that strictly limits our foreign sales of AP. We obtain export licenses on a case by case basis which are dependent upon the ultimate use of our product.
We expect Grade I AP demand in fiscal 2010 to be less than fiscal 2009, primarily due to the upcoming retirement of the NASA Space Shuttle and delays in the NASA Ares program. The expected decline in revenue will be less than the expected decline in volume due to the pricing under our contractual price volume matrix with ATK and a corresponding increase in our commercial perchlorate catalog pricing. Over the longer term, we expect annual demand for Grade I AP to be within the range of 5 million to 9 million pounds based on current NASA and DOD production programs. However, AP demand could increase if there is an extension to the Space Shuttle program, an acceleration of the Ares program and/or a substantial increase in space exploration activity.
We have little ability to influence the demand for Grade I AP. In addition, demand for Grade I AP is program specific and dependent upon, among other things, governmental appropriations. Any decision to delay, reduce or cancel programs could have a significant adverse effect on our results of operations, cash flow and financial condition.
The U.S. has proposed a long-term human and robotic program to explore the solar system, starting with a return to the Moon. This program will require the development of new space exploration vehicles that may likely stimulate the demand for Grade I AP. As a consequence of these new space initiatives, as well as other factors, including the completion and utilization of the International Space Station, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet, the development of the Ares next-generation space exploration vehicles and the number of Ares launches as well as by any other substantial change in space exploration activity.
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
Customers and Markets. Prospective purchasers of Grade I AP consist principally of contractors in programs of NASA and the DOD. The specialized nature of the activities of these contractors restricts competitive entry by others. Therefore, there are relatively few potential customers for Grade I AP, and individual Grade I AP customers account for a significant portion of our revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors.
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
For fiscal 2009, revenues from ATK and Aerojet General Corporation each exceeded 10% of our consolidated revenues.
Manufacturing Capacity and Process. Production of AP at our manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30.0 million pounds of perchlorate chemicals annually and is readily expandable to 40.0 million pounds annually.

Grade I AP produced at the facility and propellants incorporating such AP have been qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta, Pegasus, Atlas and Ares programs.
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
Competition. Upon consummation of the acquisition of certain assets and rights of KMCC in 1998, we became the sole North American commercial producer of perchlorate chemicals. We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan, Brazil, and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers operate lower volume, higher cost production facilities and are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification processes, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.
SODIUM AZIDE. In July 1990, we entered into agreements with Dynamit Nobel A.G. under which it licensed to us its technology and know-how for the production of sodium azide. Thereafter, commencing in 1992, we constructed a production facility for sodium azide adjacent to our perchlorate manufacturing facility in Iron County, Utah and began selling sodium azide in 1993.
Market. The total demand for sodium azide is very limited and primarily from non-U.S. markets. Currently, sodium azide made by the Company is sold for use principally in pharmaceutical fine chemicals and other smaller niche markets.
We have an on-going program to evaluate our participation in other markets which currently or might in the future use sodium azide or other sodium-based products. We can provide no assurances that our efforts will be successful.
Customers. Pharmaceutical businesses comprise the majority of end users.
Competition. We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least two producers in India, including Alkali Metals.
HALOTRON. Halotron is a series of halocarbon-based clean fire extinguishing agents that incorporate both proprietary and patented blends of chemicals and hardware. Conventional fire extinguishing agents, such as those based on sodium bicarbonate and mono-ammonium phosphate (“ABC dry chemical”) consist of finely divided solid powders. These agents leave a coating upon discharge that is typically costly to remove after a fire event. In contrast, the Halotron clean agents add value to the user since they are discharged either as a rapidly evaporating liquid or a gas that leaves no residue, which minimizes or eliminates possible moderate or severe damage to valuable assets (such as electronic equipment, machinery, motors and most materials of construction).
Halotron I was designed to replace severe ozone depleting halon 1211 in all applications and Halotron II to replace halon 1301 in limited applications. Halon 1211 and 1301, both brominated CFC chemicals, were widely used worldwide as clean fire extinguishing agents. In 1987 the Montreal Protocol on Substances that Deplete the Ozone Layer (the Protocol”) was signed by more than 50 countries, including the U.S., and it stipulated restrictions on the new production (which ended in developed countries at the end of 1993) and use of halons.
Halon 1211 is a streaming agent (where the agent is discharged manually toward a target) used in hand-held fire extinguishers. Halon 1301 is used extensively in fixed total flooding systems (where discharges are made automatically to “flood” a space to a pre-determined concentration within a confined space), for example, in computer rooms and engine compartments. Both halon 1211 and 1301 are still used in the U.S. and elsewhere on a much more limited basis than in the periods prior to 1994.
Halotron I is based on a class II substance (as defined by the Protocol) raw material which has a near zero ozone depletion potential. Class II substances are, according to current adjustments and amendments to the Protocol (which evolve over time), subject to a new production phase out between 2015 and 2030, depending on the country.
Customers and Market. Our largest Halotron I customer is Amerex Corporation. Since 1998, Amerex Corporation has incorporated bulk Halotron I manufactured by us into a full line of Underwriters Laboratories Inc. (“UL”) listed portables. We also sell Halotron I to other large Original Equipment Manufacturers (“OEMs”), including Buckeye Fire Equipment and Kidde/Badger. In addition, over 90 commercial airports in the US have 500 lb type FAA approved Halotron I systems on their aircraft rescue and fire fighting vehicles.
The end-user market for non-halon clean fire extinguishing agents is generally divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime, with industrial and commercial being the largest. The industrial segment includes manufacturing plants, computer component clean rooms, and telecommunications facilities. The commercial segment includes office buildings, wholesale and retail sales facilities, warehouses, and computer rooms.
We also actively market Halotron I into foreign countries which include Indonesia, Brazil, Canada, Pakistan, the Philippines, and Singapore, among others. The primary market for Halotron II, which is sold in limited volume, is Scandinavia.
Competition. The primary competing product to Halotron I is FE36™ manufactured by DuPont. It is a hydrofluorocarbon-based (HFC-based) product that is sold in portable fire extinguishers through one major OEM. There remains a small recycled halon 1211 market that competes with Halotron I. The other principal competing product to Halotron I in the conventional agent category (not clean agents) is an ABC dry chemical (mono ammonium phosphate) which is the highest volume product component in portable fire extinguishers and is offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor; however, it is much less effective. Another competing product is Novec™ 1230 from 3M™ which has a limited market share of the total flooding market but is not used in UL-listed portable fire extinguishers.
Clean agents compete based primarily on performance characteristics (including fire rating and throw range), toxicity, and price. The environmental and human health effects that are evaluated include ozone depletion potential, global warming potential and toxicity.
OUR AEROSPACE EQUIPMENT SEGMENT
Customers and Market. Our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “ISP”) are a leading supplier of propulsion products to the commercial and government satellite and launch vehicle market. ISP strives to develop products to meet our customers’ needs in the future. These needs can vary from high performance high cost items to lower performance inexpensive products. Some customers order thrusters and some order complete systems. Our customer base is primarily U.S. based, with a growing group of customers in Europe and Japan. This customer list has expanded over the last several years as ISP has penetrated new product markets and increased, both organically and through acquisition, its participation in existing product markets.

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
Recent Acquisition. Effective October 1, 2008, our Aerospace Equipment segment completed the acquisition of AMPAC ISP Holdings for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. The business has two locations, Dublin, Ireland and Cheltenham, U.K. Combined with our existing in-space propulsion operations in Westcott, U.K., these operations constitute AMPAC ISP Europe.
AMPAC ISP Europe designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.
We believe that the combined operations of AMPAC ISP Europe form a very competitive European operation that can supply ITAR-free propulsion systems and components to European space customers. The U.S. International Traffic in Arms Regulations or “ITAR” restricts and controls the U.S. export of commercial satellite components, including propulsion systems. European satellite companies have a strong preference for products not restricted by ITAR, so-called ITAR-free, and from time to time, have specified such in requests for proposals. With this acquisition, our Aerospace Equipment segment has been, and will be, able to address new opportunities in the European aerospace markets.
OUR OTHER BUSINESSES SEGMENT
WATER TREATMENT EQUIPMENT. PEPCON Systems, which is one of our subsidiary’s operating divisions, is a leading manufacturer and supplier of on-site hypochlorination systems. We design, manufacture and service equipment used to purify water or air in municipal, industrial and power generation applications. The systems are marketed under the ChlorMaster™ and Odormaster™ names. Sodium hypochlorite is used by: (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) composting plants for the deodorizing of malodorous compounds in contaminated air.
Our technology to produce sodium hypochlorite on site involves a proprietary bi-polar electrochemical cell which uses brine or seawater and electricity to produce sodium hypochlorite. For drinking water applications, these cells are supplied with a certification from the National Sanitation Foundation.
Our systems are marketed domestically and internationally by independent sales representatives and licensees. We also receive a significant amount of direct sales leads as a result of advertising and through attendance at key trade shows.
PEPCON Systems competes with companies that utilize other technologies and those that utilize technologies similar to ours. Some of these companies are substantially larger than we are. Our success depends principally on our ability to be cost competitive and, at the same time, to provide a quality product. A significant portion of our water treatment equipment sales are to overseas customers, specifically in the Middle and Far East.
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
FDA AND SIMILAR REGULATORY AGENCIES. AFC produces pharmaceutical chemicals in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as the FDA, the EMEA, and Japan’s PMDA. AFC’s regulatory status is maintained via comprehensive quality systems in compliance with FDA requirements set forth in the U.S. Code of Federal Regulations (21 CFR Parts 210 and 211). Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. cGMP guidelines cover a broad range of quality systems, including manufacturing activities, quality assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be validated and their use documented.
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
In 1997, the Southern Nevada Water Authority (“SNWA”) detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 parts per million, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an above ground perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 parts per billion.
Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. The technology that was chosen as most efficient and appropriate was in situ bioremediation (“ISB”). ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in the fiscal year ended September 30, 2005 (“fiscal 2005”) we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations. The location of this facility is several miles, in the direction of ground water flow, from the AMPAC Henderson Site.
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
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. During the fiscal year ended September 30, 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. ISB is a new technology on the scale being used at the AMPAC Henderson Site. Accordingly, as we gain ISB operational experience, we have been and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years. Within that range, we estimate that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project. If additional information becomes available in the future that is different than information currently available to us, our estimate of the resulting project life could change significantly.
We currently estimate that the cost to engineer, design, and install this additional equipment is approximately $9,600 and we anticipate that these amounts will be spent and the new equipment operational in approximately two years. However, because we are in the early design and engineering steps, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making early stage estimates, our estimate may later require significant revision as new facts become available and circumstances change. In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The sum of the estimated costs for the additional equipment and incremental O&M totals $13,700 which was recorded as a charge to earnings in our fiscal 2009 fourth quarter. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby lead us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of September 30, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,900 to approximately $47,100 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $26,690, based on 13 years, or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
OTHER MATTERS
BACKLOG. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $28,200 and $35,000 as of September 30, 2009 and 2008, respectively. We anticipate order backlog as of September 30, 2009 to be substantially filled during fiscal 2010.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $46,800 and $38,900, respectively, as of September 30, 2009 compared to total backlog and funded backlog of $25,500 and $13,900 as of September 30, 2008. We anticipate funded backlog as of September 30, 2009 to be substantially completed during fiscal 2010. The acquisition of AMPAC ISP Holdings contributed approximately $12,900 to total and funded backlog as of September 30, 2009.
Backlog is not a meaningful measure for our other business lines.
INTELLECTUAL PROPERTY. Most of our intellectual properties are trade secrets, patents, and know-how. In addition, our intellectual property includes our name, exclusive and non-exclusive licenses to other patents, and trademarks. The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of the Company: AMPAC®, Halotron®, SEP™, OdorMaster®, ChlorMaster®, PEPCON®, Exceeding Customer Expectations®, and Polyfox®. In addition, we have various foreign registrations for Halotron.
RAW MATERIALS AND MANUFACTURING COSTS. The principal elements comprising our cost of sales are raw materials, processing aids, component parts, utilities, direct labor, manufacturing overhead (purchasing, receiving, inspection, warehousing, safety, and facilities), depreciation and amortization. A substantial portion of the total cash costs of operating our Specialty Chemicals and Fine Chemicals plants, consisting mostly of labor and overhead, are largely fixed in nature.
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
EMPLOYEES. At September 30, 2009, we employed approximately 589 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.
At September 30, 2009, 133 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2010. We expect to renegotiate these agreements prior to their expiration.
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

The public may read and copy any materials we file with or furnish to the SEC at the Public Reference Room maintained by the SEC located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying costs. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.
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
Most of the perchlorate chemicals we produce, which accounted for 88% of our total revenues in the Specialty Chemicals segment for fiscal 2009 and approximately 28% of our total revenues for fiscal 2009, are purchased by a small number of customers. For example, Alliant Techsystems Inc., one of our ammonium perchlorate, or AP, customers, accounted for 15% of our total revenues for fiscal 2009. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchase from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.
Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 24% of our consolidated revenue and the top four customers of AFC accounted for approximately 93% of its revenues, and 46% of our consolidated revenues, in fiscal 2009. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, which could have a similar negative effect on the results of operations of AFC. For example, in fiscal 2009, Fine Chemicals segment revenues declined as compared to fiscal 2008, in part due to a decline in revenues from central nervous system products related to a customer deferring a portion of an order for a central nervous system product in fiscal 2009. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.
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
The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to scheduled and unscheduled inspection by the FDA and other governmental agencies. Operations at these facilities could be interrupted or halted if such inspections are unsatisfactory and we could experience fines and/or other regulatory actions if we are found not to be in regulatory compliance. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Even if AFC’s customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either AFC’s or its customer’s part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.
Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, delays in, or total or partial suspension or withdrawal of, approval of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations change and compliance is deficient in any significant way, it could have a material adverse effect on us. In our Specialty Chemicals and Fine

Chemicals segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.
Moreover, in other areas of our business, we, like other government and military contractors and subcontractors, are subject directly or indirectly in many cases to government contracting regulations and the additional costs, burdens and risks associated with meeting these heightened contracting requirements. Failure to comply with government contracting regulations may result in contract termination, the potential for substantial civil and criminal penalties, and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. For example, these consequences could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. In addition, the U.S. government and its principal prime contractors periodically investigate the U.S. government’s contractors and subcontractors, including with respect to financial viability, as part of the U.S. government’s risk assessment process associated with the award of new contracts. Consequently, for example, if the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired. Further, a portion of our business involves the sale of controlled products overseas, such as supplying AP to various foreign defense programs and commercial space programs. Foreign sales subject us to numerous additional complex U.S. and foreign laws and regulations, including laws and regulations governing import-export controls applicable to the sale and export of munitions and other controlled products and commodities, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. The costs of complying with the various and often complex and frequently changing laws and regulations and regulatory oversight applicable to us and the businesses in which we engage, and the consequences should we fail to comply, even inadvertently, with such requirements, could be significant and could reduce our profitability and liquidity.
In addition, we are subject to numerous federal laws and regulations due to our status as a publicly traded company, as well as rules and regulations of The NASDAQ Stock Market LLC. Any changes in these legal and regulatory requirements could increase our compliance costs and negatively affect our results of operations.
A significant portion of our business depends on contracts with the government or its prime contractors or subcontractors and these contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our operating results, financial condition or cash flows.
Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2009, our Specialty Chemicals segment generated approximately 26% of consolidated revenues, primarily sales of Grade I AP, and our Aerospace Equipment segment generated approximately 6% of consolidated revenues, each from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet as well as by the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, the Moon and Mars, and the number of space exploration launches. Accordingly, demand for AP remains subject to potential changes in space exploration program direction and budgetary restrictions, which may result in changes in next-general space exploration vehicles and the timing associated with their development. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
The funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated or curtailed. Recent credit and other economic crises, and the U.S. government’s corresponding actions, may result in cutbacks in major government programs. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Moreover, the U.S. government may terminate its contracts with its suppliers either for its convenience or in the event of a default by the supplier. Since a significant portion of our customer base is either the U.S. government or U.S. government contractors or subcontractors, we may have limited ability to collect fully on our contracts when the U.S. government terminates its contracts. If a contract is terminated by the U.S. government for convenience, recovery of costs typically would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination. Moreover, in such situations where we are a subcontractor, the U.S. government contractor may cease purchasing our products if its contracts are terminated. We may have resources applied to specific government-related contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources. Given the significance to our business of U.S. government contracts or contracts based on U.S. government contracts, fluctuations or reductions in governmental funding for particular governmental programs and/or termination of existing governmental programs and related contracts may have a material adverse effect on our operating results, financial condition or cash flow.
We may be subject to potentially material costs and liabilities in connection with environmental or health matters.
Some of our operations may create risks of adverse environmental and health effects, any of which might not be covered by insurance. In the past, we have been required to take remedial action to address particular environmental and health concerns identified by governmental agencies in connection with the production of perchlorate. It is possible that we may be required to take further remedial action in the future in connection with our production of perchlorate, whether at our former facility in Henderson, Nevada, or at our current production facility in Iron County, Utah, or we may enter voluntary agreements with governmental agencies to take such actions. Moreover, in connection with other operations, we may become obligated in the future for environmental liabilities if we fail to abide by limitations placed on us by governmental agencies. There can be no assurance that material costs or liabilities will not be incurred or restrictions will not be placed upon us in order to rectify any past or future occurrences related to environmental or health matters. Such material costs or liabilities, or increases in, or charges associated with, existing environmental or health-related liabilities, also may have a material adverse effect on our operating results, earnings or financial condition.
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
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site”, until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental

Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, we re-evaluated our existing remediation operations and determined to install additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. We currently anticipate that the new equipment at such extraction wells will become operational in approximately two years.
Henderson Site Environmental Remediation Reserve. During fiscal 2005 and 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In fiscal 2007, we began the O&M phase. However, following the receipt, in late fiscal 2009, of new data regarding groundwater movement, and following our determination to install additional groundwater extraction wells, we increased our accruals by approximately $9,600 for the engineering, design, installation and cost of additional remediation equipment, and we separately increased our accruals by $4,100 for our estimate of total remaining O&M costs, due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The amount of $13,700, representing the sum of the estimated costs for the additional equipment and the anticipated incremental O&M costs, was recorded as a charge to earnings in our fiscal 2009 fourth quarter. For future periods, total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional above-ground remediation equipment becomes operational. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone extraction efforts could range from 10 to 29 years. Within that range, we estimate that a range of 13 to 23 years is more likely. We are unable to predict over the longer term the most probable life. Key factors in determining the total estimated cost of our remediation efforts include groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates and annual O&M costs. As of September 30, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,900 to approximately $47,100 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $26,690, based on the low end of the more likely range of 13 to 23 years, or 13 years, as no amount within the range was more likely. Our estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of September 30, 2009, we had established reserves in connection with the AMPAC Henderson Site of approximately $26,690, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.
Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Our Aerospace Equipment segment also has small manufacturing facilities in Ireland and the U.K. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at a particular facility, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liabilities.
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
Key raw materials used in our operations include sodium chlorate, graphite, ammonia, sodium metal, nitrous oxide, HCFC-123, and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. In addition, as a U.S. government contractor or subcontractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous government and/or customer specifications. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries and/or delivery timelines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than we have with our regular suppliers. We are further impacted by the cost of raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has a significant impact on the cost of operating our Specialty Chemicals segment facility.
AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. Certain key raw materials are obtained from sources from outside the U.S. Factors that can cause delays in the arrival of raw materials include weather, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.
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
As of September 30, 2009, AFC had approximately 133 employees that were covered by collective bargaining or similar agreements. In June 2007, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2010. If we are unable to negotiate acceptable new agreements with the unions representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.

The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have sufficient financial resources to finance the necessary capital expenditures, its business and results of operations may be harmed.
The pharmaceutical fine chemicals industry is a capital-intensive industry that consumes cash from our Fine Chemicals segment and our other operations and from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, which may be potentially costly or even unavailable in the current conditions of the credit markets in the U.S. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.
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
Our Specialty Chemicals and Fine Chemicals segments are subject to volatility that characterizes the chemical industry generally. Thus, the operating rates at our facilities will impact the comparison of period-to-period results. Different facilities may have differing operating rates from period to period depending on many factors, such as transportation costs and supply and demand for the product produced at the facility during that period. As a result, individual facilities may be operated below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. The expenses of the shutdown and restart of facilities may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets. Moreover, workforce reductions in connection with any short-term or long-term shutdowns, or related cost-cutting measures, could result in an erosion of morale, affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, and impair our ability to retain and recruit talent, all of which in turn may adversely affect our future results of operations.
A loss of key personnel or highly skilled employees, or the inability to attract and retain such personnel, could disrupt our operations or impede our growth.
Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with some of our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so or to do so in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for energetic chemistries and projects that require high containment. Our future growth and profitability in part depends upon the knowledge and efforts of our highly skilled employees, in particular their ability to keep pace with technological changes in the fine chemicals, specialty chemicals and aerospace equipment industries, as applicable. We compete vigorously with various other firms to recruit these highly skilled employees. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to attract and retain these highly skilled and experienced employees.
We may continue to expand our operations in part through acquisitions, which could divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.
Our business strategy includes growth through future possible acquisitions, in particular in connection with our Fine Chemicals segment. Our future growth is likely to depend, in significant part, on our ability to successfully implement this acquisition strategy. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive and suitable acquisition targets, internal demands on our resources and our ability to obtain or otherwise facilitate cost-effective financing, especially during difficult and unsettled economic times in the credit market. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management’s attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.
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

As of September 30 2009, we had outstanding debt totaling $110,248, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
As of September 30 2009, we had pension obligations of $28,202. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
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
Our common stock price may fluctuate substantially, and a stockholder’s investment could decline in value.
The market price of our common stock has been highly volatile during the past several years. For example, during the 12 months ended September 30, 2009, the highest closing price for our common stock was $13.11 and the lowest closing price for our common stock was $3.91. The realization of any of the risks described in these Risk Factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Moreover, the market price of our common stock may fluctuate substantially due to many factors, including:
•	actual or anticipated fluctuations in our results of operations;

•	events or concerns related to our products or operations or those of our competitors, including public health, environmental and safety concerns related to products and operations;

•	material public announcements by us or our competitors;

•	changes in government regulations or policies, such as new legislation, laws or regulatory decisions that are adverse to us and/or our products;

•	changes in key members of management;

•	developments in our industries;

•	changes in investors’ acceptable levels of risk;

•	trading volume of our common stock; and

•	general economic conditions.
In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. In addition, the global economic environment and potential uncertainty have created significant additional volatility in the United States capital markets. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, and whether with or without merit, could result in substantial costs and divert management's attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees or to use our stock to acquire other companies at a time when use of cash or financing for such acquisitions may not be available or in the best interests of our stockholders.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following table sets forth certain information regarding our properties at September 30, 2009 (dollars in thousands):

			Approximate Area		Approximate
	Location	Principal Use	or Floor Space	Status	Annual Rent

(a)(d)	Iron County, UT	Perchlorate and Water Treatment Equipment Manufacturing Facility	217 Acres	Owned	N/A

(b)(d)	Iron County, UT	Sodium Azide Manufacturing Facility	41 Acres	Owned	N/A

(c)(d)	Iron County, UT	Halotron Manufacturing Facility	6,720 sq. ft.	Owned	N/A

(e)	Las Vegas, NV	Executive Offices	22,531 sq.ft.	Leased	$916

(f)	Henderson, NV	Goundwater Remediation Site	1.75 Acres	Owned	N/A

(g)	Niagara Falls, NY	Aerospace Equipment Manufacturing Facility	81,425 sq. ft.	Leased	$147

(h)	Westcott, Buckinghamshire, UK	Aerospace Equipment Manufacturing Facility	40 Acres	Leased	$197

(i)	Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$5

(j)	Chatsworth, CA	Aerospace Equipment Offices	3,495 sq. ft.	Leased	$69

(h)	Dublin, Ireland	Aerospace Equipment Manufacturing	15,000 sq. ft.	Leased	$182

(h)	Cheltenham, Gloucestershire, UK	Aerospace Equipment Manufacturing	8,000 sq. ft.	Leased	$55

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate products and water treatment equipment. Presently, this facility has significant remaining capacity.

(b)	This facility is used by the Specialty Chemicals segment for the production of sodium azide. Presently, this facility has significant remaining capacity.

(c)	This facility is used by the Specialty Chemicals segment for the production of Halotron. Presently, this facility has significant remaining capacity.

(d)	We own approximately 5000 acres of land that is utilized and adjacent to our Utah facilities. The acreage indicated in the chart represents land currently utilized by our manufacturing facilities.

(e)	These offices are used for our corporate office functions.

(f)	This facility is used for the groundwater remediation activities of the Company.

(g)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has adequate capacity available to support its operations and expand, as may be required, through the addition of multiple labor shifts.

(h)	These facilities are used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, these facilities have adequate remaining capacity.

(i)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility has adequate remaining capacity.

(j)	These offices are used for certain Aerospace Equipment segment business development and engineering personnel.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK LISTING. Our common stock trades on the Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ended September 30:

	2009		2008
	High	Low	High	Low

First Quarter	$13.58	$7.58	$19.20	$13.37
Second Quarter	8.64	3.90	17.32	13.61
Third Quarter	7.44	4.55	18.89	15.45
Fourth Quarter	8.81	6.44	17.50	12.60
At November 30, 2009, there were approximately 772 shareholders of record of our common stock. The closing price of our common stock on November 30, 2009 was $7.07.
DIVIDENDS, UNREGISTERED SALES OF STOCK AND STOCK REPURCHASES. No dividends were declared during fiscal 2009 and fiscal 2008. Our ability to pay dividends is subject to restrictions, as set forth in the discussion of our “Long-Term Debt and Revolving Credit Facilities” under the heading “Liquidity and Capital Resources” in Item 7 of this report. During the fiscal year ended September 30, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. During the quarter ended September 30, 2009, we did not repurchase any shares of our common stock.
TRANSFER AGENT. Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10007, (800) 937-5449.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. See Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.
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

PERFORMANCE GRAPH. The following graph shows a five-year comparison of cumulative total returns for the Company’s common stock, the Dow Jones Wilshire 5000 Index, the DJ US Specialty Chemicals Index, the S & P Smallcap 600 Index and the S & P Specialty Chemicals Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Pacific Corporation . . .

*    $100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. Copyright© 2009 Dow Jones & Co. All rights reserved.

Item 6. Selected Financial Data
The selected consolidated financial data presented below should be read in conjunction with Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto appearing in Item 8 of this report. The consolidated selected financial data presented below have been derived from our audited consolidated financial statements.
FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30,
(Dollars in Thousands, Except per Share Amounts)

	2009	2008	2007	2006	2005

STATEMENT OF OPERATIONS DATA (a) (b):
Revenues	$197,148	$203,129	$183,928	$141,904	$67,813
Cost of revenues	136,295	135,388	120,230	97,043	43,916

Gross profit	60,853	67,741	63,698	44,861	23,897
Operating expenses	45,325	42,865	39,841	38,202	21,805
Environmental remediation charges	13,700	—	—	3,600	22,400

Operating income (loss)	1,828	24,876	23,857	3,059	(20,308)
Interest and other expense (income), net	10,589	9,437	11,352	10,362	(1,398)
Debt repayment charges	—	—	2,916	—	—

Income (loss) from continuing operations before income tax	(8,761)	15,439	9,589	(7,303)	(18,910)
Income tax expense (benefit)	(2,802)	6,488	4,605	(4,300)	(8,367)

Income (loss) from continuing operations	$(5,959)	$8,951	$4,984	$(3,003)	$(10,543)

Earnings (loss) per share from continuing operations:
Basic	$(0.80)	$1.20	$0.68	$(0.41)	$(1.45)
Diluted	$(0.80)	$1.18	$0.67	$(0.41)	$(1.45)
Dividends declared per share	$—	$—	$—	$—	$—

BALANCE SHEET DATA (a) (b):
Cash and cash equivalents	$21,681	$26,893	$21,426	$6,872	$37,213
Inventories and accounts receivable	80,384	67,802	72,259	59,229	26,390
Property, plant and equipment, net	114,645	118,608	116,965	119,746	15,646
Intangible assets, net	3,553	3,013	5,767	14,237	9,763
Goodwill	3,144	—	—	—	—
Total assets	264,841	251,413	249,407	239,455	115,000
Working capital	81,249	77,651	61,707	33,421	49,235
Long-term debt (c)	110,097	110,120	110,373	97,771	—

(a)	As discussed in Note 2 to our consolidated financial statements included in Item 8 of this report, effective October 1, 2008, we acquired Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). AMPAC ISP Holdings is a component of our Aerospace Equipment segment. We acquired our Fine Chemicals segment effective on November 30, 2005.

(b)	Effective September 30, 2006, we sold our 50% interest in Energetic Systems, Inc. (“ESI”). Revenues, expenses and cash flows associated with ESI’s operations are classified as discontinued operations for the years ended September 30, 2006 and 2005. ESI was formerly reported within our Specialty Chemicals segment.

(c)	We entered into credit agreements in connection with our acquisition of our Fine Chemicals segment in November 2005. These credit agreements were refinanced in February 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)
The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the fiscal years ended September 30, 2009 (“Fiscal 2009”), September 30, 2008 (“Fiscal 2008”) and September 30, 2007 (“Fiscal 2007”). The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can”, “could”, “may”, “should”, “will”, “would”, “expect”, “anticipate”, “believe”, “estimate”, “predict”, “future”, “intend” or the negative of these terms or other similar words or expressions. Moreover, statements that speculate about future events are forward-looking statements such as with respect to the fiscal year ending September 30, 2010 (“Fiscal 2010”). These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describe these risks, uncertainties and other important factors in more detail. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless as otherwise required by law, to update or revise any forward-looking statements in order to reflect new information, events or circumstances that may arise after the date of this annual report on Form 10-K.
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
We are the only North American producer of ammonium perchlorate, or “AP,” which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made three strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation, which became our Aerospace Equipment segment. Effective October 1, 2008, we further expanded our Aerospace Equipment segment with the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. On November 30, 2005, we acquired GenCorp Inc.’s fine chemicals business, through our wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”), which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading custom manufacturer of certain active pharmaceutical ingredients, or APIs, and registered intermediates for pharmaceutical and biotechnology companies.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2009	2008	2007

Fine Chemicals	48%	61%	57%

Specialty Chemicals:
Perchlorates	28%	26%	28%
Sodium azide	2%	0%*	1%
Halotron	2%	2%	2%

Total specialty chemicals	32%	28%	31%

Aerospace Equipment	17%	8%	9%

Other Businesses:
Real estate	0%*	1%	1%
Water treatment equipment	3%	2%	2%

Total other businesses	3%	3%	3%

Total revenues	100%	100%	100%

*	Less than 1%
FINE CHEMICALS. Our Fine Chemicals segment is a custom manufacturer of APIs and registered intermediates. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition.
We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed, or “SMB,” technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and specially engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.
We have established long-term, sole-source and limited-source contracts, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier, including the following:
•	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier on several of our fine chemicals products.
•	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete.
•	Significant Financial Costs. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities.
SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of AP. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
We have supplied AP for use in space and defense programs for over 50 years and we have been the only AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation, or “KMCC.” A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellant. For Fiscal 2009 our largest programs were the Space Shuttle Reusable Solid Rocket Motor (“RSRM”), the Guided Multiple Launch Rocket System (“GMLRS”) and the Atlas family of commercial space launch vehicles.
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
AEROSPACE EQUIPMENT. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries, which include the recently acquired AMPAC ISP Holdings beginning as of October 1, 2008. The combination of our existing in-space propulsion operations in Westcott, U.K., with AMPAC ISP Holdings constitutes AMPAC ISP Europe.
Our Aerospace Equipment segment is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
AMPAC ISP Europe designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.

RESULTS OF OPERATIONS
REVENUES

	Year Ended September 30,			Percentage Change
	2009	2008	2007	09 vs. 08	08 vs. 07

Fine Chemicals	$95,484	$124,187	$104,441	(23%)	19%
Specialty Chemicals	62,210	57,097	57,088	9%	0%
Aerospace Equipment	33,488	16,435	17,348	104%	(5%)
Other Businesses	5,966	5,410	5,051	10%	7%

Total Revenues	$197,148	$203,129	$183,928	(3%)	10%

Fine Chemicals. For Fiscal 2009, the decrease in Fine Chemicals segment revenues, compared to the prior fiscal year, primarily reflects declines in core product revenues from anti-viral products of 30%, central nervous system products of 14%, and oncology products of 13%. Historically, revenues from development products are approximately 5% of Fine Chemicals segment revenues. In Fiscal 2009, development product revenues were approximately 5% of Fine Chemicals segment revenues. Development product revenues include revenues from research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. We see a continuing trend toward more outsourcing by the pharmaceutical industry. Consequently, while, in Fiscal 2009, development product revenues as a percentage of Fine Chemicals segment revenues remained at historical levels, we expect that this percentage will increase going forward. Typically, development product activities are the source for future core products.
Anti-viral product revenues declined in Fiscal 2009, as compared to Fiscal 2008, as a result of an approximately 82% reduction in volume for the anti-viral product that was our largest core product in Fiscal 2008. Volume decline for this product is due to our customer’s supply chain strategy and their desire to reduce their current levels of inventory. Revenue declines for this product were partially offset by increases in revenues from one of our other core anti-viral products. The decrease in central nervous system product revenues resulted from a customer reducing its orders for the product until calendar year 2010.
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
Fine Chemicals segment revenues are anticipated to decline slightly in Fiscal 2010 with Fiscal 2009, reflecting a substantial increase in development product revenues to approximately 15% of segment revenues, offset by declines in core product revenues. We currently anticipate that the reduced demand for certain of our core products as a result of order deferrals and demand moving further into the future, which we began experiencing in Fiscal 2009, will continue in Fiscal 2010. We believe that the anticipated increase in development product activities should contribute to the longer-term growth of our core product portfolio as several of the development products that are currently in the clinical stages are showing positive signs for commercial approval.
Specialty Chemicals. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 88%, 91%, and 89% of Specialty Chemicals revenues in Fiscal 2009, 2008 and 2007, respectively. The year over year variances in Specialty Chemicals revenues reflect the following factors:

•	A 17% decrease in perchlorate volume and a 27% increase in the related average price per pound for Fiscal 2009.
•	A 13% increase in perchlorate volume in Fiscal 2008 and a 10% decline in the related average price per pound.
•	Sodium azide revenues increased 398% in Fiscal 2009 and decreased 63% in Fiscal 2008, each compared to the prior fiscal year.
•	Halotron revenues decreased 14% in Fiscal 2009 and increased 4% in Fiscal 2008, each compared to the prior fiscal year.
The decrease in perchlorate volume for Fiscal 2009 is primarily due to the completion of the Minuteman III propulsion replacement program in Fiscal 2008 offset partially by increases in demand for space and tactical missile programs. For Fiscal 2009, the greatest contribution to segment revenue was product for the Space Shuttle RSRM program. The average price per pound increased for Fiscal 2009 primarily due to the effect of our contractual price-volume matrix, under which price and volume move inversely. In addition, we sold more specialized blend product than in the comparable prior fiscal year periods.
For Fiscal 2008, our largest programs were the Minuteman III propulsion replacement program, the RSRM program, the GMLRS missile and the Ares next-generation space exploration vehicles. The average price per pound of perchlorate sold in Fiscal 2008 decreased compared to Fiscal 2007 due to higher total sales volume of Grade I AP in Fiscal 2008 compared to Fiscal 2007.
Specialty Chemicals segment revenues are expected to decline by approximately 10% in Fiscal 2010, which we believe is within our expected stable range for this non-growth segment. Perchlorate demand is expected to decline by approximately 50% in Fiscal 2010 from Fiscal 2009. The effect of the demand decline is substantially offset by contractual price increases based on our contractual price-volume matrix, under which price has an inverse relationship to total annual volume.
Over the longer term, we expect annual demand for Grade I AP to be within the range of 5 million to 9 million pounds based on current NASA and U.S. Department of Defense production programs. However, AP demand could increase if there is an extension to the Space Shuttle program, an acceleration of the Ares next-generation space exploration vehicles program, and/or a substantial increase in space exploration activity.
In addition, Grade I AP revenues are typically derived from a relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.
The changes in sodium azide revenues in Fiscal 2009 and Fiscal 2008 are due primarily to fluctuation in demand for sodium azide used in pharmaceutical applications, with the Fiscal 2009 increase in revenues due to increased sales outside the U.S. We do not anticipate a significant increase in demand for sodium azide.
Changes in Halotron revenues are driven by volume changes which have been and are expected to be relatively consistent year over year.
Aerospace Equipment. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “ISP”).
As noted above, effective as of October 1, 2008, we acquired Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries. Combined with our existing Aerospace Equipment segment operations in Westcott, U.K., these operations constitute AMPAC ISP Europe.
For Fiscal 2009, Aerospace Equipment segment revenues increased $17,053 due to both organic growth and the AMPAC ISP Holdings acquisition. AMPAC ISP Holdings contributed $6,003 in revenues. The remainder of the revenue increase is primarily attributed to this segment’s U.S. operations which experienced success with new contract awards, beginning in the latter part of Fiscal 2008. This improvement in backlog resulted in significant revenue increases for propulsion systems in Fiscal 2009. See below for further discussion of backlog.
In Fiscal 2009, the our Aerospace Equipment segment’s high performance dual mode 5 lbf bipropellant engine (DST-11H) was chosen by Orbital Sciences for the Commercial Orbital Transportation Services (COTS) for their Taurus II launch vehicle, which will supply cargo to the International Space Station. The DST-11H provides industry-leading performance in an attitude control system engine.
In Fiscal 2008, Aerospace Equipment segment revenues declined $913 compared to the prior fiscal year. The decline is primarily due to the awards of new contracts occurring in the later part of Fiscal 2008, and accordingly did not produce as much revenue within Fiscal 2008.
Fiscal 2008 Aerospace Equipment segment contract awards included:
•	a contract to develop a liquid divert and attitude control system (“DACS”) for the Ballistic Missile Defense System. The work applies proven component and subsystem design to develop a modular and scalable DACS. The program leverages ISP’s design for manufacturing experience to develop a low cost, low risk propulsion system for interceptor kill vehicles. The cost-plus-fixed-fee contract, of approximately $15,000, is anticipated to culminate in the delivery of a qualification unit and two flight test units in September 2010. ISP is teamed with Moog Inc. Space and Defense Group, East Aurora, New York, which will provide subsystem design and component support.
•	initial funding from General Dynamics Advanced Information Systems to initiate the Landsat Data Continuity Mission contract. The expected value of the contract is approximately $4,000 to deliver a propulsion system for the Landsat satellite. This satellite is funded by NASA Goddard and provides earth observation for land and water resource planning.
•	a contract by Microsat Systems to provide 18 propulsion systems to be used on the Orbcomm OG2 program. The initial multimillion dollar contract for 18 systems also has an option for another 30 systems. Orbcomm satellites provide GPS data for tracking and global satellite data communications.
Other Businesses. Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues. Water treatment equipment sales increased $1,265 in Fiscal 2009 and $325 in Fiscal 2008, each compared to the prior fiscal years. The revenue increases were driven by new system sales.
COST OF REVENUES AND GROSS MARGIN

	Year Ended September 30,			Percentage Change
	2009	2008	2007	09 vs. 08	08 vs. 07

Revenues	$197,148	$203,129	$183,928	(3%)	10%
Cost of Revenues	136,295	135,388	120,230	1%	13%

Gross Margin	$60,853	$67,741	$63,698	(10%)	6%

Gross Margin Percentage	31%	33%	35%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.
Fiscal 2009 cost of revenues increased $907, or 1%, to $136,295 from $135,388 for the prior fiscal year. The consolidated gross margin percentage declined to 31% compared to 33% for the prior fiscal year. The following factors affect our Fiscal 2009 consolidated gross margin comparisons:
•	Fine Chemicals segment gross margin percentage for Fiscal 2009 declined by approximately eight points, reflecting the following:
o	A decrease in the gross margin percentage due to lower production volume and the related impact on gross margin due to less absorption of fixed manufacturing costs

o	During the fourth quarter of Fiscal 2008, the implementation of a new process for a large-volume core anti-viral product which experienced start-up difficulties that negatively impacted margins for this product for the first half of Fiscal 2009.

o	A decrease in revenues for central nervous system products, including a price reduction for a large-volume core product.
•	Specialty Chemicals segment gross margin percentage improved two points for Fiscal 2009 compared to the prior fiscal year primarily due to a reduction in amortization expense from $1,517 for Fiscal 2008 to zero for Fiscal 2009. In mid-Fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in the fiscal year ended September 30, 1998.
•	Aerospace Equipment segment gross margin percentage improved two points for Fiscal 2009 compared to the prior fiscal year. The improvement was primarily driven by the AMPAC ISP Europe operations which experienced gross margin increases due to greater volumes. This improvement was offset somewhat by lower aggregate margins due to a change in product mix to a greater portion of propulsion systems in Fiscal 2009 as compared to engines in Fiscal 2008.
Fiscal 2008 cost of revenues increased $15,158, or 13%, to $135,388 from $120,230 for the prior fiscal year. The consolidated gross margin percentage declined to 33% compared to 35% for the prior fiscal year. The following factors affect our Fiscal 2008 consolidated gross margin comparisons:
•	Fine Chemicals segment gross margin percentage for Fiscal 2008 declined five points compared to the prior fiscal year, reflecting the following:
o	Our product mix changed such that Fiscal 2008 contained a greater percentage of lower-margin products than Fiscal 2007.
o	During the fourth quarter of Fiscal 2008, we implemented a new process for a large-volume anti-viral product and experienced start-up difficulties. This negatively impacted margins.
•	Specialty Chemicals segment gross margin percentage improved approximately eight points for Fiscal 2008 compared to the prior fiscal year, reflecting the following:
o	Mid Fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in the fiscal year ended September 30, 1998. This reduction in amortization expense improved the Specialty Chemicals segment gross margin percentage by four points for Fiscal 2008.

o	The remaining improvement in the Specialty Chemicals segment gross margin percentage reflects better absorption of fixed manufacturing costs due to the higher production volume in Fiscal 2008.
•	Aerospace Equipment segment gross margin percentage was the same in Fiscal 2008 and Fiscal 2007.
OPERATING EXPENSES

	Year Ended September 30,			Percentage Change
	2009	2008	2007	09 vs. 08	08 vs. 07

Operating Expenses	$45,325	$42,865	$39,841	6%	8%
Percentage of Revenues	23%	21%	22%	9%	(3%)
Fiscal 2009 operating expenses increased $2,460 to $45,325 from $42,865 for Fiscal 2008 primarily as a result of:
•	A $914 decrease in Fine Chemicals segment incentive compensation, as a result of recording no incentive compensation in Fiscal 2009.
•	An increase in Specialty Chemicals segment operating expenses primarily due to an increase of $329 in employee benefit costs and an increase of $305 in lab and research and development costs.
•	An increase in Aerospace Equipment segment operating expenses primarily due to additional operating expenses in the amount of $2,496 resulting from the acquisition of AMPAC ISP Holdings.

•	A decrease in corporate expenses, primarily including a decrease in incentive compensation of $1,382 as a result of recording no incentive compensation in Fiscal 2009, offset partially by increases in payroll and related costs of $718, rent of $593 and stock-based compensation of $639.
•	Other decreases of $324.
Fiscal 2009 operating expenses increased $3,024 to $42,865 from $39,841 for Fiscal 2008 primarily as a result of:
•	A decrease in Fine Chemicals segment operating expenses including a decrease in incentive compensation of $742 offset partially by an increase in recruiting and personnel relocation expenses of $482.
•	A $125 decrease in Specialty Chemicals segment operating expenses due to various individually insignificant changes in general and administrative expenses.
•	A $506 increase in Aerospace Equipment segment operating expenses due to various individually insignificant changes in staffing and marketing expenses.
•	An increase in corporate operating expenses including increases in supplemental executive retirement expenses of $938, rent of $421, and legal and professional services of $437.
ENVIRONMENTAL REMEDIATION CHARGES. During Fiscal 2009, we recorded an environmental remediation charge of $13,700 reflecting increases in our total cost estimate of probable costs for our Henderson, Nevada groundwater remediation operations. See detailed discussion under the heading “Environmental Remediation — AMPAC Henderson Site” below.
SEGMENT OPERATING PROFIT AND OPERATING INCOME

	Year Ended September 30,			Percentage Change
	2009	2008	2007	09 vs. 08	08 vs. 07

Fine Chemicals	$2,299	$16,246	$16,790	(86%)	(3%)
Specialty Chemicals	26,189	23,128	18,223	13%	27%
Aerospace Equipment	3,012	736	1,458	309%	(50%)
Other Businesses	195	1,022	1,210	(81%)	(16%)

Total Segment Operating Profit	31,695	41,132	37,681	(23%)	9%
Corporate Expenses	(16,167)	(16,256)	(13,824)	(1%)	18%
Environmental Remediation Charges	(13,700)	—	—	—	—

Operating Income	$1,828	$24,876	$23,857	(93%)	4%

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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $28,200 and $35,000 as of September 30, 2009 and 2008, respectively. We anticipate order backlog as of September 30, 2009 to be substantially filled during Fiscal 2010.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $46,800 and $38,900, respectively, as of September 30, 2009 compared to total backlog and funded backlog of $25,500 and $13,900 as of September 30, 2008. We anticipate funded backlog as of September 30, 2009 to be substantially completed during Fiscal 2010. The acquisition of AMPAC ISP Holdings contributed approximately $12,900 to total and funded backlog as of September 30, 2009.
Backlog is not a meaningful measure for our other business lines.
INTEREST AND DEBT REPAYMENT CHARGES

	Year Ended September 30,			Percentage Change
	2009	2008	2007	09 vs. 08	08 vs. 07

Interest and Other Income:
Interest Income	$150	$937	$644	(84%)	45%
Gain on Sale of Assets	—	429	—	(100%)	—
Other	(4)	—	—	—	—

Total	$146	$1,366	$644	(89%)	112%

Interest Expense	$10,735	$10,803	$11,996	(1%)	(10%)

Debt Repayment Charges	$—	$—	$2,916	—	(100%)

We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances and the applicable interest rate.
In Fiscal 2008, the gain on sale of assets relates to the final recognition of a deferred gain from a sale-lease back transaction in October 2005. In Fiscal 2008, the lease was terminated and the associated deferred gain was recognized.
Interest expense was consistent between Fiscal 2009 and Fiscal 2008 because there were no changes in our underlying primary credit facility and the interest rate is fixed. Interest expense decreased 10% in Fiscal 2008 compared to Fiscal 2007 primarily due to our refinancing activities in February 2007 which reduced the average interest rate on our long-term debt to 9%. Prior to our refinancing, our variable-rate long-term debt had a weighted-average interest rate of 10.6% as of December 31, 2006.
INCOME TAXES. Our income tax expense (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.
A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2009	2008	2007

Federal income tax at the statutory rate	(35.0%)	35.0%	35.0%
State income tax, net of federal benefit	(5.0%)	5.2%	4.0%
Nondeductible expenses	3.9%	1.5%	1.3%
Valuation allowance	0.0%	1.0%	2.0%
Change in effective state income tax rate	0.0%	(2.3%)	5.4%
Interest and penalties	0.6%	1.4%	0.0%
Foreign tax rate differential	2.4%	0.0%	0.0%
Other	1.1%	0.2%	0.3%

Effective tax rate	(32.0%)	42.0%	48.0%

Deferred tax assets are comprised of the following at September 30:

	2009	2008

Deferred tax assets:
Environmental remediation reserves	$11,955	$7,386
Pension obligations	10,400	5,447
Tax credits and carryforwards	3,589	2,988
Intangible assets	2,899	3,507
Inventory	4,660	4,848
Accrued expenses	1,997	2,292
Other	590	529

Subtotal	36,090	26,997
Valuation allowance	(1,157)	(891)

Deferred tax assets	34,933	26,106

Deferred tax liabilities:
Property, plant and equipment	(6,698)	(4,613)
Prepaid expenses	(623)	(627)
Other	(302)	(158)

Deferred tax liabilities	(7,623)	(5,398)

Net deferred tax assets	$27,310	$20,708

The following summarizes our tax credits and carryforwards as of September 30:

	2009	2008

Federal operating losses	$1,382	$1,911
Federal R&D credits	160	160
Federal AMT credits	1,684	1,970
State operating losses	1,205	1,205
U.K. operating losses	2,514	2,749
Ireland operating losses	3,548	—
Federal operating loss carryforwards, expiring in 2029, federal R&D credits and federal AMT credits are available to reduce future federal taxable income. We do not anticipate future taxable income in the states that have operating loss carryforwards and have provided a full valuation allowance of $66. Because of a history of losses in foreign tax jurisdictions, we have concluded that it is more likely than not that we will not utilize these operating loss carryforwards and, accordingly, have provided aggregate valuation allowances of $1,091 and $825 as of September 30, 2009 and 2008, respectively. We have not provided a U.S. federal income tax for our foreign operations because we intend to permanently reinvest any foreign earning.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Year Ended September 30,			Percentage Change
	2009	2008	2007	09 vs. 08	08 vs. 07

Cash Provided (Used) By:
Operating activities	$11,142	$20,333	$24,138	(45%)	(16%)
Investing activities	(16,183)	(15,284)	(6,911)	6%	121%
Financing activities	(316)	418	(2,673)	(176%)	(116%)
Effect of changes in exchange rates on cash	145	—	—	—	—

Net change in cash for period	$(5,212)	$5,467	$14,554	(195%)	(62%)

Operating Activities
Fiscal 2009 compared to Fiscal 2008
Operating activities provided cash of $11,142 for Fiscal 2009 compared to $20,333 for the prior fiscal year, resulting in a decrease of $9,191.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to a decline in cash profits generated by our operations of $10,216.
•	An increase in cash used for working capital accounts of $7,572, excluding the effects of interest and income taxes.
•	A decrease in cash taxes paid of $5,743.
•	A decrease in cash interest of $113.
•	An increase in cash used for environmental remediation of $143.
•	Other increases in cash provided by operating activities of $2,884.
The increase in cash used for working capital accounts is primarily due to an increase in working capital requirements to support the revenue growth of our Aerospace Equipment segment. In addition, accounts receivable balances for our Specialty Chemicals segment were higher as of September 30, 2009 due to higher revenues in September 2009. These higher accounts receivable balances were substantially collected in October 2009.
We consider these working capital changes to be routine and within the normal production cycle of our products. The production of most fine chemical products requires a length of time that exceeds one quarter. In addition, the timing of Aerospace Equipment segment revenues recognized under the percentage-of-completion method differs from the timing of the related billings to customers. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
For Fiscal 2009, we do not anticipate paying federal income taxes based on the anticipated reduction in income and the effects of timing differences in expense deductions. As a result, cash tax requirements are significantly reduced in Fiscal 2009 compared to Fiscal 2008.
Other increases in cash provided by operating activities primarily reflect the timing of contributions to our defined benefit pension plans.
Fiscal 2008 compared to Fiscal 2007
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
Cash tax payments increased due to the improvement in our pre-tax income and the negative effects of tax-basis inventory adjustments.
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
Investing Activities
Fiscal 2009 compared to Fiscal 2008
•	Capital expenditures decreased by $5,826 in Fiscal 2009 compared to the prior fiscal year primarily due to reductions in growth capital spending for our Fine Chemicals segment. We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2010 to range from approximately $10,000 to approximately $14,000, most of which is related to maintenance capital.
•	Cash used for acquisition of business reflects the purchase of AMPAC ISP Holdings for $7,196, net of cash acquired of $471.
Fiscal 2008 compared to Fiscal 2007
Capital expenditures increased by $6,863. The increase included an increase in capital expenditures at our corporate offices of $2,189 primarily due to the relocation of our headquarters and an increase in capital expenditures by our Fine Chemicals segment that included the upgrade of an existing production line to better handle new projects and the installation of equipment in support of a long-term project.
Financing Activities
Financing cash flows for Fiscal 2009 and Fiscal 2008 primarily reflect capital lease payments and cash flows associated with stock option exercises. Fiscal 2008 also includes purchases of treasury stock.
Financing cash flows for Fiscal 2007 are primarily related to the issuance of the Senior Notes in February 2007 to refinance the then existing credit facilities. See discussion under the heading “Long Term Debt and Revolving Credit Facilities” below.
LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2009, we had cash of $21,681. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $17,968 as of September 30, 2009. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during Fiscal 2009 reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
Specifically, in Fiscal 2009, we considered our recorded environmental remediation charge in the amount of $13,700. Of that amount, approximately $9,600 represents the amounts that we currently expect to spend through the next two years for the engineering, design, installation and cost of additional remediation equipment (“Remediation Capital”). We anticipate funding these expenditures with cash on hand. Further, accounting charges for environmental remediation and cash spent for Remediation Capital do not impact our bank covenant compliance charges. See further discussion under the heading “Environmental Remediation — AMPAC Henderson Site” below.
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
The Senior Notes may be redeemed by us, in whole or in part, under the following circumstances:
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
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement which required us to file a registration statement to offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended. In July 2007, we filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes as required by the registration rights agreement, which registration statement was declared effective by the SEC. In August 2007, we completed the exchange of 100% of the Senior Notes for substantially identical notes which are registered under the Securities Act of 1933, as amended.
Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 (the “Revolving Credit Facility”), with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of September 30, 2009, our Total Leverage Ratio was 3.51 to 1.00 and our Interest Coverage Ratio was 3.17 to 1.00.
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
As of September 30, 2009, under our Revolving Credit Facility, we had no borrowings outstanding and availability of $17,968. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
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
Benefit obligations are measured annually as of September 30. As of September 30, 2009, the Pension Plans had an unfunded benefit obligation of $21,221. For Fiscal 2009 and Fiscal 2008, we made contributions to the Pension Plans in the amounts of $2,941 and $3,011, respectively. We anticipate making minimum Pension Plan contributions in the amount of $2,568 during Fiscal 2010. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income

Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2009 would increase our minimum funding obligations for Fiscal 2010 by approximately $500.
In addition, we have the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”) that, as of September 30, 2009, included four executive officers and one former executive officer. The SERP is an unfunded plan and as of September 30, 2009, the SERP obligation was $6,981. For Fiscal 2009 and Fiscal 2008, we paid retirement benefits of $127 and $126, respectively. We anticipate paying retirement benefits in the amount of $500 during Fiscal 2010. Payments for retirement benefits should increase in future years when each of the four active participants retires. The future increase in retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.
During Fiscal 2009, our aggregate Pension Plans and SERP liability increased significantly primarily due to changes in actuarial assumption such as the discount rate. The change was recorded as an increase in Pension Obligations and a corresponding decrease in Shareholders’ Equity (Accumulated Other Comprehensive Loss). The increase in Pension Obligation is not anticipated to cause a material change in our Fiscal 2010 funding requirements.
Debt Issue Costs and Debt Repayment Charges. In connection with the repayment of our prior credit facilities in February 2007, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of $607 to terminate our second lien credit facility. These charges are presented as debt repayment charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,814 which were capitalized and classified as other assets on the balance sheet. These costs are being amortized as additional interest expense over the eight year term on the Senior Notes.
ENVIRONMENTAL REMEDIATION — AMPAC HENDERSON SITE. During the third quarter of our fiscal year ended September 30, 2005, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. During the fiscal year ended September 30, 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time. ISB is a new technology on the scale being used at the AMPAC Henderson Site. Accordingly, as we gain ISB operational experience, we have been and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our costs estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years. Within that range, we estimate that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project. If additional information becomes available in the future that is different than information currently available to us, our estimate of the resulting project life could change significantly.
We currently estimate that the cost to engineer, design, and install this additional equipment is approximately $9,600 and we anticipate that these amounts will be spent and the new equipment operational in approximately two years. However, because we are in the early design and engineering steps, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making early stage estimates, our estimate may later require significant revision as new facts become available and circumstances change. In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The sum of the estimated costs for the additional equipment and incremental O&M totals $13,700 which was recorded as a charge to earnings in our Fiscal 2009 fourth quarter. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby lead us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of September 30, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,900 to approximately $47,100 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $26,690, based on 13 years, or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS. The following table summarizes our fiscal year contractual obligations and commitments as of September 30, 2009.

	Payments Due by Year Ending September 30,
	2010	2011-2012	2013-2014	Thereafter	Total

Senior Notes	$—	$—	$—	$110,000	$110,000
Interest on Senior Notes at 9% annually	9,900	19,800	19,800	3,300	52,800
Capital Leases	148	100	—	—	248
Interest on Capital Leases	7	6	—	—	13
Operating Leases	1,615	3,080	2,852	6,520	14,067

Total	$11,670	$22,986	$22,652	$119,820	$177,128

In addition to the contractual obligations listed in the table above, at September 30, 2009:
•	We have recorded an estimated liability for environmental remediation of $26,690 (see Note 11 to the consolidated financial statements included in Item 8 of this report). We expect to spend approximately $2,522 for environmental remediation during Fiscal 2010.
•	We have recorded aggregate Pension Plans and SERP obligations of $28,202 (see Note 10 to the consolidated financial statements included in Item 8 of this report). We expect to contribute $3,068 to our Pension Plans and SERP during Fiscal 2010.

•	We have uncertain tax positions totaling $652. We are unable to reasonably estimate the timing of the related payments, if any.
•	We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At September 30, 2009, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.
OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of September 30, 2009, we had $2,032 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We have an employment agreement with Dr. Joseph Carleone, our Chief Executive Officer as of January 1, 2010. The term of the employment agreement currently ends on September 30, 2012, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.
Effective as of July 8, 2008, we entered into severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract.
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was $4,200 as of September 30, 2009.
INFLATION
Generally, inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2009.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria included in the relevant accounting standard, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $25,882 and $29,022 as of September 30, 2009 and 2008, respectively.
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for using the percentage-of-completion method and measure progress on a cost-to-cost basis. Contract revenues include change orders and claims when approved by the customer. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately. We do not incur material pre-contract costs.
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
When we review Asset Groups for recoverability, we also consider depreciation estimates and methods or the amortization period, in each case as required by applicable accounting standards. Any revision to the remaining useful life of a long-lived asset resulting from that review also is considered in developing estimates of future cash flows used to test the Asset Group for recoverability.
GOODWILL. Goodwill is not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of September 30, or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.
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
As of September 30, 2009, recovery of our U.S. jurisdiction deferred tax assets, net of applicable deferred tax liabilities, required that we generate approximately $68,000 in taxable income in periods ranging from one to at least 13 years in the future. To determine whether a valuation allowance is required, we project our future taxable income. The projections require us to make assumptions regarding our product revenues, gross margins and operating expenses.
For our U.S. tax jurisdictions, the most significant positive evidence is our historical long-term trend of profitable operations and our forecast that such trend will continue in future periods when temporary differences are anticipated to reverse. Positive evidence also includes the lack of reliance on success in implementing tax planning strategies, utilization of short carry-back periods or appreciated asset values. Further, we do not have a history of tax credits expiring unused. For foreign tax jurisdictions, the most compelling negative evidence is a history of unprofitable operations. Accordingly, we have fully reserved our foreign deferred tax assets.
We account for uncertain tax positions in accordance with an accounting standard which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Under this standard, we may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.
PENSION BENEFITS. We sponsor four defined benefit pension plans in various forms for employees who meet eligibility requirements. Applicable accounting standards require that we make assumptions and use statistical variables in actuarial models to calculate our pension obligations and the related periodic pension expense. The most significant assumptions are the discount rate and the expected rate of return on plan assets. Additional assumptions include the future rate of compensation increases, which is based on historical plan data and assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations.
The discount rate is used to estimate the present value of projected future pension payments to all participants. The discount rate is generally based on the yield on AAA/AA-rated corporate long-term bonds. At September 30 of each year, the discount rate is determined using bond yield curve models matched with the timing of expected retirement plan payments. Our discount rate assumption was 6.40 percent as of September 30, 2009. Holding all other assumptions constant, a hypothetical increase or decrease of 25 basis points in the discount rate assumption would increase or decrease annual pension expense by approximately $300.
The expected long-term rate of return on plan assets represents the average rate of earnings expected on the plan funds invested in a specific target asset allocation. The expected long-term rate of return assumption on pension plan assets was 8.00 percent in Fiscal 2009. Holding all other assumptions constant, a hypothetical 25 basis point increase or decrease in the assumed long-term rate of return would increase or decrease annual pension expense by approximately $100.
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB deferred this standard for one year as it applied to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests, and long-lived assets measured at fair value for impairment assessments. The standard applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This standard was effective for us on October 1, 2008; however, we did not adopt all the provisions of the standard as the FASB delayed the effective date of its application to non-financial assets and liabilities. The remaining provisions became effective for us beginning October 1, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
In December 2007, the FASB issued a new standard that will significantly change the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The standard also includes a substantial number of new disclosure requirements. The standard applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that it will have an impact on our accounting for future business combinations, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued a new standard that establishes revised accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The standard was effective for us beginning on October 1, 2009. We currently have no entities or arrangements that were affected by the adoption of this standard.
In April 2008, the FASB issued a new standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in our financial statements as of the effective date. The standard was effective for us beginning October 1, 2009. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.
In December 2008, the FASB issued a new standard that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include disclosure of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements are effective for Fiscal 2010. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.
In April 2009, a new standard was issued that provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased. The standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The standard was effective for us beginning with our interim period ended June 30, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
In May 2009, the FASB issued a new standard that provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in certain auditing literature. The standard is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The standard defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the disclosure provisions under this new standard as of June 30, 2009. The adoption did not have an impact on our results of operations, financial position, or cash flows.
In June 2009, the FASB issued a standard that establishes the FASB’s Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. The establishment of the Codification is not intended to change or alter existing U.S. GAAP. The Codification changed the references of financial standards in effect for us. Any specific references made to GAAP in our consolidated financial statements use the new Codification numbering system prescribed by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009. We adopted the Codification for our financial statements prepared as of September 30, 2009. The adoption did not have any impact on our results of operations, financial position, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollars in Thousands)
We have limited exposure to market risk. Currently, we do not engage in financial transactions for trading or speculative purposes. As of September 30, 2009, our outstanding debt is comprised primarily of $110,000 aggregate principal of the Senior Notes. We estimate that the fair value of the Senior Notes to be approximately $100,650 based on the trade date closest to September 30, 2009, which was September 9, 2009. To the extent we may be subject to interest rate risk, our exposure is primarily due to changes in market interest rates as compared to the fixed rate for the Senior Notes. At September 30, 2009, we had no amount outstanding under our Revolving Credit Facility. The interest payable on our Revolving Credit Facility is based on variable interest rates and, therefore, to the extent we draw down on such facility in the future, it could be affected by changes in market interest rates.
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
Item 8. Financial Statements and Supplementary Data
Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)
(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2009
	1st	2nd	3rd	4th	Total

Revenues	$45,629	$56,435	$31,490	$63,594	$197,148
Gross Profit	14,734	17,297	7,263	21,559	60,853
Net Income (Loss)	457	1,733	(3,555)	(4,594)	(5,959)

Basic Earnings (Loss) Per Share	$0.06	$0.23	$(0.48)	$(0.61)	$(0.80)
Diluted Earnings (Loss) Per Share	$0.06	$0.23	$(0.48)	$(0.61)	$(0.80)

	Quarters For Fiscal Year 2008
	1st	2nd	3rd	4th	Total

Revenues	$46,890	$48,347	$36,740	$71,152	$203,129
Gross Profit	17,429	16,610	12,750	20,952	67,741
Net Income	2,863	1,633	128	4,327	8,951

Basic Earnings Per Share	$0.39	$0.22	$0.02	$0.58	$1.20
Diluted Earnings Per Share	$0.38	$0.22	$0.02	$0.57	$1.18
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A(T). Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to the material weakness relating to the Company’s internal control over financial reporting, which we view as part of our disclosure controls and procedures, as described below in “Management’s Report on Internal Controls Over Financial Reporting.”
CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009 based on the material weakness identified below.
Inadequate controls for non-routine transactions. We did not have appropriate internal controls at our Fine Chemicals segment specific to the recognition of revenue related to the identification and communication of non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms or that contained terms beyond those stated in the customer’s written contract or purchase order. This deficiency of the design and operating effectiveness of internal control over financial reporting resulted in the determination of a material weakness. Management’s material weakness determination was based upon the likelihood and potential magnitude of a misstatement to the annual or interim financial statements being reasonably possible.
As a result of the identification subsequent to fiscal year end of a material weakness in our internal control over financial reporting for the year ended September 30, 2009, corporate personnel performed additional analysis and post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These procedures were performed to test the propriety of Fine Chemicals segment revenue recognition and included the following:
•	Developed and implemented a comprehensive Fine Chemicals segment revenue recognition testing work program based on a risk assessment that determined the scope of transactions to be tested.
•	Reviewed manufacturing agreements, customer proposals and purchase orders, including contractual arrangements documented outside of the customer’s written contract or purchase order.

•	Reviewed applicable components of Fine Chemicals segment’s inventories for inappropriate zero or credit balances, unusual captions, and consistency with appropriate revenue recognition.

•	Conducted interviews with Fine Chemicals segment personnel, outside of the accounting and finance department, who negotiate contractual arrangements with customers.
•	Conducted confirmatory interviews with certain Fine Chemicals customers
Remediation Plan. Subsequent to September 30, 2009, we have undertaken, and will continue to undertake, extensive work to remedy the material weakness described above, including identifying specific remediation initiatives. As of December 29, 2009, we have identified and begun to implement the following actions:
•	Improving the Fine Chemicals segment contract administration process to ensure the proper approval and circulation of all sales arrangements, including non-standard commitments;
•	Providing additional and on-going training to Fine Chemicals segment finance and accounting staff on the application of technical accounting pronouncements, especially in the area of revenue recognition. Additionally, we will provide training to Fine Chemicals segment product managers and others involved in negotiating contractual arrangements with our customers to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and
•	Establishing a process whereby corporate finance personnel provide a second review of Fine Chemicals segments’ accounting treatment for significant sales arrangements.
The implementation of these initiatives and additional procedures being developed is a priority for us in Fiscal 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Board Nominees,” “Board of Directors,” “Committees and Meetings—Audit Committee,” “Named Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for the 2010 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2009.
Code of Ethics. We have adopted a code of ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, entitled “Standards of Business Conduct” that is posted on our website at www.apfc.com. In addition, we will provide to any person without charge a copy of the Standards of Business Conduct upon written request to our Secretary at our principal executive offices at 3883 Howard Hughes Parkway, Suite 700, Las Vegas, Nevada 89169. In the event that we make any amendment to, or grant any waiver from, a provision of the Standards of Business Conduct that requires disclosure under applicable SEC rules and regulations and/or the rules of The NASDAQ Stock Market LLC, we will disclose such amendment or waiver and the reasons therefore as required by SEC rules and regulations and/or the rules of The NASDAQ Stock Market LLC on our website.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Compensation (Fiscal 2009),” “Director Compensation Determinations and Considerations,” “Compensation Discussion and Analysis,” “Summary Compensation (Fiscal 2009),” “Retirement Benefits,” “Pension Benefits (Fiscal 2009),” “Employment, Change-of-Control and Severance Agreements,” “Plan-Based Compensation,” “Grants of Plan-Based Awards (Fiscal 2009),” “Outstanding Equity Awards at Fiscal Year-End (Fiscal 2009),” “Option Exercises and Stock Vested,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance Committee Report” of our definitive proxy statement for the 2010 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Equity Compensation Plans” and ”Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for the 2010 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Independence of Directors”, “Review, Approval or Ratification of Transactions with Related Persons” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2010 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2009.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2010 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	(1) Financial Statements
See Part II, Item 8 of the report for an index to the registrant’s financial statements and supplementary financial information.
(2) Financial Statement Schedules
None applicable.
(3) Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report (references to exhibit numbers are to the number assigned to the exhibit pursuant to Item 601 of Regulation S-K):

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 15, 2008).

3.5	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.6	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

Exhibit
Number	Description

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to

Exhibit
Number	Description

the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.11++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.12+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.14	Amended and Restated Credit Agreement, dated as of February 6, 2007, among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.15	First Amendment to Credit Agreement, dated as of July 7, 2009, by and among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, and Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.16+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.17+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.19+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.20+	American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.21+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to

Exhibit
Number	Description

Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

*21	Subsidiaries of the registrant.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (included on the signature pages).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the Securities and Exchange Commission.
(b)	See (a)(3) above.
(c)	None applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2009	AMERICAN PACIFIC CORPORATION
(Registrant)

	By:	/s/ JOHN R. GIBSON
John R. Gibson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ DANA M. KELLEY
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

/s/ JOHN R. GIBSON	Date: December 29, 2009

John R. Gibson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY	Date: December 29, 2009

Dana M. Kelley, Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ BARBARA SMITH CAMPBELL	Date: December 29, 2009

Barbara Smith Campbell, Director

/s/ JOSEPH CARLEONE	Date: December 29, 2009

Joseph Carleone, Director

/s/ FRED D. GIBSON, JR.	Date: December 29, 2009

Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 29, 2009

Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 29, 2009

Berlyn D. Miller, Director

/s/ WILLIAM F. READDY	Date: December 29, 2009

William F. Readdy, Director

/s/ C. KEITH ROOKER	Date: December 29, 2009

C. Keith Rooker, Director

/s/ DEAN M. WILLARD	Date: December 29, 2009

Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 29, 2009

Jane L. Williams, Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 15, 2008).

3.5	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.6	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the

Exhibit
Number	Description

registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.11++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.12+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

Exhibit
Number	Description

10.14	Amended and Restated Credit Agreement, dated as of February 6, 2007, among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.15	First Amendment to Credit Agreement, dated as of July 7, 2009, by and among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, and Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.16+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.17+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.19+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.20+	American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.21+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

Exhibit
Number	Description

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

*21	Subsidiaries of the registrant.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (included on the signature pages).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Pacific Corporation:
We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted recent provisions for uncertainty in income taxes, on October 1, 2007.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
December 29, 2009

AMERICAN PACIFIC CORPORATION
Consolidated Balance Sheets
September 30, 2009 and 2008
(Dollars in Thousands)

	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$21,681	$26,893
Accounts Receivable, Net	44,028	27,445
Inventories	36,356	40,357
Prepaid Expenses and Other Assets	1,811	3,392
Income Taxes Receivable	2,148	1,804
Deferred Income Taxes	6,317	6,859

Total Current Assets	112,341	106,750
Property, Plant and Equipment, Net	114,645	118,608
Intangible Assets, Net	3,553	3,013
Goodwill	3,144	—
Deferred Income Taxes	21,121	13,849
Other Assets	10,037	9,193

TOTAL ASSETS	$264,841	$251,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,444	$10,554
Accrued Liabilities	5,295	5,526
Accrued Interest	1,650	1,650
Employee Related Liabilities	6,930	6,917
Income Taxes Payable	189	111
Deferred Revenues and Customer Deposits	6,911	3,091
Current Portion of Environmental Remediation Reserves	2,522	996
Current Portion of Long-Term Debt	151	254

Total Current Liabilities	31,092	29,099
Long-Term Debt	110,097	110,120
Environmental Remediation Reserves	24,168	13,282
Pension Obligations	27,720	15,692
Other Long-Term Liabilities	667	258

Total Liabilities	193,744	168,451

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 7,504,591 and 9,523,541 issued	750	952
Capital in Excess of Par Value	72,322	88,496
Retained Earnings	9,997	15,956
Treasury Stock — none and 2,045,950 shares	—	(17,175)
Accumulated Other Comprehensive Loss	(11,972)	(5,267)

Total Shareholders’ Equity	71,097	82,962

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$264,841	$251,413

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Operations
For the Years Ended September 30, 2009, 2008, and 2007
(Dollars in Thousands, Except per Share Amounts)

	2009	2008	2007

Revenues	$197,148	$203,129	$183,928
Cost of Revenues	136,295	135,388	120,230

Gross Profit	60,853	67,741	63,698
Operating Expenses	45,325	42,865	39,841
Environmental Remediation Charges	13,700	—	—

Operating Income	1,828	24,876	23,857
Interest and Other Income, Net	146	1,366	644
Interest Expense	10,735	10,803	11,996
Debt Repayment Charges	—	—	2,916

Income (Loss) before Income Taxes	(8,761)	15,439	9,589
Income Tax Expense (Benefit)	(2,802)	6,488	4,605

Net Income (Loss)	$(5,959)	$8,951	$4,984

Earnings (Loss) per Share:
Basic	$(0.80)	$1.20	$0.68
Diluted	$(0.80)	$1.18	$0.67

Weighted Average Shares Outstanding:
Basic	7,482,000	7,451,000	7,365,000
Diluted	7,482,000	7,599,000	7,471,000
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended September 30, 2009, 2008 and 2007
(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par				Other	Total
	Net of	Value of	Capital in			Compre-	Stock-
	Treasury	Common	Excess of	Retained	Treasury	hensive	holders’
	Shares	Stock	Par Value	Earnings	Stock	Loss	Equity

BALANCES, October 1, 2006	7,324,171	$933	$86,724	$2,312	$(16,982)	$(1,103)	$71,884

Comprehensive Income:
Net Income				4,984			4,984
Currency Translation						62	62
Additional Minimum Pension
Liability, Net of Tax						1,094	1,094

Total Comprehensive Income							6,140

Adoption of SFAS 158, Net of Tax						(3,137)	(3,137)
Issuance of Common Stock	104,500	13	682				695
Tax Benefit From Stock Options			32				32
Share-based Compensation			75				75

BALANCES, September 30, 2007	7,428,671	946	87,513	7,296	(16,982)	(3,084)	75,689

Comprehensive Income:
Net Income				8,951			8,951
Currency Translation						(127)	(127)
Change in Unamortized Benefit
Plan Costs, Net of Tax						296	296
Retirement Plan Amendments, Net of Tax						(2,352)	(2,352)

Total Comprehensive Income							6,768

Adoption of FIN 48				(291)			(291)
Purchase of Treasury Stock	(11,080)				(193)		(193)
Issuance of Common Stock	60,000	6	375				381
Tax Benefit From Stock Options			481				481
Share-based Compensation			127				127

BALANCES, September 30, 2008	7,477,591	952	88,496	15,956	(17,175)	(5,267)	82,962

Comprehensive Income:
Net loss				(5,959)			(5,959)
Currency Translation						(83)	(83)
Change in Unamortized Benefit							—
Plan Costs, Net of Tax						(6,622)	(6,622)

Total Comprehensive Loss							(12,664)

Retirement of Treasury Stock		(205)	(16,970)		17,175		—
Issuance of Common Stock	5,000	1	31				32
Share-based Compensation	22,000	2	765				767

BALANCES, September 30, 2009	7,504,591	$750	$72,322	$9,997	$—	$(11,972)	$71,097

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2009, 2008 and 2007
(Dollars in Thousands)

	2009	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(5,959)	$8,951	$4,984
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,166	16,454	19,461
Non-cash interest expense	632	637	2,142
Share-based compensation	767	127	75
Deferred income taxes	(2,405)	3,355	2,102
Non-cash component of debt repayment charges	—	—	2,309
Excess tax benefit from stock option exercises	—	(481)	(32)
Loss (Gain) on sale of assets	76	(416)	22
Changes in operating assets and liabilities:
Accounts receivable, net	(14,437)	(2,317)	(5,712)
Inventories	2,974	6,666	(7,622)
Prepaid expenses and other current assets	1,620	(1,510)	(292)
Accounts payable	(3,474)	(349)	238
Income taxes	(266)	(919)	(63)
Accrued liabilities	(359)	(1,765)	2,621
Accrued interest	—	(36)	1,637
Employee related liabilities	(461)	(431)	2,622
Deferred revenues and customer deposits	2,195	(4,664)	2,072
Environmental remediation reserves	12,412	(1,145)	(2,088)
Pension obligations, net	1,346	277	1,677
Other	315	(2,101)	(2,015)

Net Cash Provided by Operating Activities	11,142	20,333	24,138

Cash Flows from Investing Activities:
Capital expenditures	(9,458)	(15,284)	(8,421)
Acquisition of businesses and earnout adjustment	(6,725)	—	(6,000)
Proceeds from sale of discontinued operations, net	—	—	7,510

Net Cash Used in Investing Activities	(16,183)	(15,284)	(6,911)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	—	—	110,000
Payments of long-term debt	(348)	(251)	(108,586)
Debt issuance costs	—	—	(4,814)
Issuance of common stock	32	381	695
Excess tax benefit from stock option exercises	—	481	32
Purchase of treasury stock	—	(193)	—

Net Cash Provided (Used) by Financing Activities	(316)	418	(2,673)

Effect of Changes in Currency Exchange Rates on Cash	145	—	—

Net Change in Cash and Cash Equivalents	(5,212)	5,467	14,554
Cash and Cash Equivalents, Beginning of Year	26,893	21,426	6,872

Cash and Cash Equivalents, End of Year	$21,681	$26,893	$21,426

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended September 30, 2009, 2008 and 2007
(Dollars in Thousands)

	2009	2008	2007

Cash Paid For:
Interest	$10,089	$10,141	$8,217
Income taxes	(439)	5,304	1,157

Non-Cash Investing and Financing Transactions:
Capital leases originated	—	—	346
Additions to Property, Plant and Equipment not yet paid	300	119	379
See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
(Dollars in Thousands, Except Per Share Amounts)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our subsidiaries (the “Company”, “we”, “us” or “our”). All intercompany accounts have been eliminated.
We have evaluated subsequent events through December 29, 2009, the date these consolidated financial statements were issued.
Effective October 1, 2008, we acquired Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008 and is a component of our Aerospace Equipment segment. See Note 2.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, estimated costs to complete long-term contracts, deferred tax assets and long-lived assets, including intangible assets and goodwill. Other areas in which significant judgment exists include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results may differ from estimates on which our consolidated financial statements were prepared.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $25,882 and $29,022 as of September 30, 2009 and 2008, respectively.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues from our Aerospace Equipment segment are derived from contracts that are accounted for using the percentage-of-completion method and measure progress on a cost-to-cost basis. Contract revenues include change orders and claims when approved by the customer. The percentage-of-completion method recognizes revenue as work on a contract progresses. Revenues are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately. We do not incur material pre-contract costs.
Deferred Revenues and Deferred Cost of Revenues. Deferred revenues represent payments received from customers for products that have not met all revenue recognition requirements. Deferred costs of revenues, which is a component of inventories, includes the cost of inventory that is directly associated with deferred revenues. Deferred revenues and deferred costs of revenues are recognized when all elements of the revenue recognition process have been met.
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
Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2009, 2008 and 2007, such transactions totaled approximately $4, $19 and $41, respectively.
Cash and Cash Equivalents. All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.
Fair Value Disclosure of Financial Instruments. We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $100,650 based on the trade date closest to September 30, 2009, which was September 9, 2009.
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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
accounts receivable balance. The following table provides disclosure of the percentage of our consolidated accounts receivable attributed to customers that exceed ten percent of the total for the fiscal years ended September 30:

	2009	2008	2007

Fine chemicals customer	14%	13%	11%
Fine chemicals customer		19%
Fine chemicals customer		10%
Specialty chemicals customer	11%		22%
Specialty chemicals customer	10%		17%
Aerospace equipment customer	13%	12%
Inventories. Inventories are stated at the lower of cost or market. Costs are removed from inventories using the average-cost method. Inventoried costs include materials, labor and manufacturing overhead. Inventoried costs also include certain overhead parts and supplies. General and administrative costs are expensed as incurred. Raw materials costs are determined on a moving average basis. We expense the cost of inventories which are considered to be excess because on-hand inventory quantities exceed our estimates of future demand.
Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated productive lives of the assets of 3 to 15 years for machinery and equipment and 7 to 30 years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated productive life of 7 to 9 years or the term of the lease. Depreciation expense of $13,566, $13,168, and $13,800 was classified as cost of revenues in our consolidated statements of operations for the years ended September 30, 2009, 2008, and 2007, respectively. Depreciation expense of $532, $532, and $523 was classified as operating expenses in our consolidated statements of operations for the years ended September 30, 2009, 2008, and 2007, respectively.
Intangible Assets. Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated period of benefit of 1 to 6 years. Amortization expense of zero, $1,517, and $3,900 was classified as cost of revenues in our consolidated statements of operations for the years ended September 30, 2009, 2008, and 2007, respectively. Amortization expense of $2,068, $1,237, and $1,238 was classified as operating expenses in our consolidated statements of operations for the years ended September 30, 2009, 2008, and 2007, respectively.
We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been recorded during any of the years presented.
Goodwill. Goodwill is not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of September 30, or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There was no goodwill impairment charge recorded in the fiscal year ended September 30, 2009.
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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
On October 1, 2007, the Company adopted an accounting standard which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under this standard, the Company may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
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
If we determine that an Asset Group is not recoverable, then we would record an impairment charge if the carrying value of the Asset Group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the Asset Group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review. Some of the factors that management would consider or estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews but cannot predict the occurrence of future events and circumstances that could result in impairment charges. We recorded no impairments of long-lived assets during the years ended September 30, 2009, 2008 and 2007.
Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding plus the dilutive effect of common share equivalents, which is computed using the treasury stock method.
Foreign Currency. We translate our foreign subsidiaries’ assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average monthly exchange rate. Foreign currency translation gains or losses are reported as cumulative currency translation adjustments as a component of stockholders’ equity. We recorded foreign currency transaction gains or losses as a component of interest and other income, net, on our consolidated statement of operations. For the years ended September 30, 2009, 2008 and 2007, gains and losses resulting from transactions in foreign currencies were not material.
Recently Issued or Adopted Accounting Standards. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
deferred this standard for one year as it applied to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests, and long-lived assets measured at fair value for impairment assessments. The standard applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This standard was effective for us on October 1, 2008; however, we did not adopt all the provisions the standard as the FASB delayed the effective date of its application to non-financial assets and liabilities. The remaining provisions became effective for us beginning October 1, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
In December 2007, the FASB issued a new standard that will significantly change the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The standard also includes a substantial number of new disclosure requirements. The standard applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that it will have an impact on our accounting for future business combinations, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued a new standard that establishes revised accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The standard was effective for us beginning on October 1, 2009. We currently have no entities or arrangements that were affected by the adoption of this standard.
In April 2008, the FASB issued a new standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The standard was effective for us beginning October 1, 2009. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.
In December 2008, the FASB issued a new standard that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include disclosure of investment allocation decisions, major categories of

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements are effective for our fiscal year ending September 30, 2010. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.
In April 2009, a new standard was issued that provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased. The standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The standard was effective for us beginning with our interim period ended June 30, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
In May 2009, the FASB issued a new standard that provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in certain auditing literature. The standard is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The standard defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions under this new standard as of June 30, 2009. The adoption did not have an impact on our results of operations, financial position, or cash flows.
In June 2009, the FASB issued a standard that establishes the FASB’s Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. The establishment of the Codification is not intended to change or alter existing U.S. GAAP. The Codification changed the references of financial standards in effect for the Company. Any specific references made to GAAP in our consolidated financial statements use the new Codification numbering system prescribed by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009. We adopted the Codification for our financial statements prepared as of September 30, 2009. The adoption did not have any impact on our results of operations, financial position, and cash flows.
2.	ACQUISITION
Effective October 1, 2008, we acquired AMPAC ISP Holdings for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. The business has two locations, Dublin, Ireland and Cheltenham, U.K.
The acquisition of AMPAC ISP Holdings enhanced our opportunities to penetrate the European space market and provided us with the opportunity to further expand our Aerospace Equipment segment product offerings through the development and manufacture of additional space valves and space structures. These factors resulted in the recognition of intangible assets for customer relationships and goodwill.

2.	ACQUISITION (continued)
We have accounted for this acquisition using the purchase method of accounting, under which the total purchase price is allocated to the fair values of the assets acquired and liabilities assumed. We engaged outside consultants to assist in the valuation of property, plant and equipment and intangible assets.
The following table indicates the amounts assigned to each major asset and liability caption of AMPAC ISP Holdings as of the acquisition date:

Accounts Receivable	$2,291
Inventory	487
Prepaid Expenses	39
Property, Plant and Equipment	912
Intangible Assets	2,840
Goodwill	3,033

Total Assets Acquired	9,602
Accounts Payable, Accrued Expenses and Other Current Liabilities	894
Customer Deposits	1,625
Long-Term Liabilities	358

Total Liabilities Assumed	2,877

Purchase Price	$6,725

Intangible assets, consisting of customer relationships (average life of 5 years) and existing customer backlog (average life of 1.5 years), have definite lives and are being amortized over their estimated useful lives using the straight-line method.
3.	SHARE-BASED COMPENSATION
We account for our share-based compensation arrangements under an accounting standard which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair values of awards are recognized as additional compensation expense, which is classified as operating expenses, proportionately over the vesting period of the awards.
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
The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of September 30, 2009, there were 20,000 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.
The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of

3.	SHARE-BASED COMPENSATION (continued)
grant, and expire ten years from the date of grant. As of September 30, 2009, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.
The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. As of September 30, 2009, there were 177,000 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.
A summary of our outstanding and vested stock option and restricted stock activity for the year ended September 30, 2009 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2008	394,997	$7.72	24,997	$7.86	—	$—
Granted	156,000	10.98	156,000	5.41	22,000	11.25
Vested	—	—	(14,287)	7.88	—	—
Exercised	(5,000)	6.34	—	—	—	—
Expired / Cancelled	(5,000)	11.25	(5,000)	5.55	—	—

Balance, September 30, 2009	540,997	8.64	161,710	5.57	22,000	11.25

A summary of our exercisable stock options as of September 30, 2009 is as follows:

Number of vested stock options	379,287
Weighted average exercise price per share	$7.48
Aggregate intrinsic value	$326
Weighted average remaining contractual term in years	4.6
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
The following stock option information is as of September 30:

	2009	2008	2007

Weighted average grant date fair value per share of options granted	$5.41	$7.86	$3.68
Significant fair value assumptions:
Expected term in years	6.00	5.75	5.25
Expected volatility	48.7%	44.5%	47.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rates	2.7%	3.4%	4.7%
Total intrinsic value of options exercised	$21	$629	$760
Aggregate cash received for option exercises	$32	$406	$695

3.	SHARE-BASED COMPENSATION (continued)

	2009	2008	2007

Compensation cost (included in operating expenses)
Stock options	$585	$127	$75
Restricted stock	182	—	—

Total	767	127	75
Tax benefit recognized	135	50	30

Net compensation cost	$632	$77	$45

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$303	$70	$1
Restricted stock	$65	$—	$—
Weighted-average years to be recognized
Stock options	1.5	0.6	—
Restricted stock	1.5	—	—
For each year presented, the expected option term was determined using the simplified method under the applicable accounting standard. Expected volatility is based on historical market factors related to the Company’s common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.
Our share-based compensation plans permit us, but do not require us, to repurchase newly exercised shares from optionees in settlement of the optionees’ exercise price obligation. Shares are repurchased at a price equal to the closing price of our common stock on the date of exercise. In June 2008, we repurchased 11,080 shares at an average price of $17.50 per share.
4.	BALANCE SHEET DATA
The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2009	2008

Accounts Receivable:
Trade receivables	$35,942	$23,201
Unbilled receivables	7,807	3,827
Employee and other receivables	479	491
Allowance for bad debt	(200)	(74)

Total	$44,028	$27,445

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

	2009	2008

Inventories:
Finished goods	$1,951	$2,475
Work-in-progress	22,080	22,698
Raw materials and supplies	9,930	14,469
Deferred cost of revenues	2,395	715

Total	$36,356	$40,357

4.	BALANCE SHEET DATA (continued)

	2009	2008

Property, Plant and Equipment:
Land and improvements	$3,455	$2,945
Buildings and improvements	47,548	45,879
Machinery and equipment	127,116	114,224
Construction in progress	2,325	7,542

Total Cost	180,444	170,590
Less: accumulated depreciation	(65,799)	(51,982)

Total	$114,645	$118,608

5.	INTANGIBLE ASSETS
Intangible assets consist of the following as of September 30:

	2009	2008

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	—	—

Customer relationships	9,018	7,957
Less accumulated amortization	(6,182)	(4,944)

	2,836	3,013

Backlog	1,579	—
Less accumulated amortization	(862)	—

	717	—

Total	$3,553	$3,013

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008. Amortization expense was zero, $1,517 and $3,900 for years ended September 30, 2009, 2008 and 2007, respectively.
Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $1,238, $1,237 and $1,238 for the years ended September 30, 2009, 2008 and 2007, respectively.
Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $830, zero and zero for the years ended September 30, 2009, 2008 and 2007, respectively. On October 1, 2008, we removed $2,287 of fully amortized intangibles assets for backlog that was associated with our Fine Chemicals segment because these assets were fully amortized for all periods presented.
In connection with our acquisition of AMPAC ISP Holdings (See Note 2), as of October 1, 2008, we recorded customer relationships in the amount of $1,097 and backlog in the amount of $1,743.
Estimated future amortization expense for our intangible assets is as follows:

Years ending September 30:
2010	$2,100
2011	843
2012	305
2013	305
2014	—

Total	$3,553

6.	DEBT
Our outstanding debt balances consist of the following as of September 30:

	2009	2008

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due 2012	248	374

Total Debt	110,248	110,374
Less Current Portion	(151)	(254)

Total Long-term Debt	$110,097	$110,120

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
In connection with the closing of the sale of the Senior Notes, we entered into a registration rights agreement which required us to file a registration statement to offer to exchange the Senior Notes for notes that have substantially identical terms as the Senior Notes and are registered under the Securities Act of 1933, as amended. In July 2007, we filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes as required by the registration rights agreement, which registration statement was declared effective by the SEC. In August 2007, we completed the exchange of 100% of the Senior Notes for substantially identical notes which are registered under the Securities Act of 1933, as amended.
Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 (the “Revolving Credit Facility”), with Wachovia Bank, National Association, and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income plus income tax expense, interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of September 30, 2009, our Total Leverage Ratio was 3.51 to 1.00 and our Interest Coverage Ratio was 3.17 to 1.00.

6.	DEBT (continued)
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
As of September 30, 2009, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $17,968, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Principal Maturities. Principal maturities for our outstanding debt as of September 30, 2009 are as follows:

Years ending September 30:
2010	$151
2011	49
2012	48
2013	—
2014	—
Thereafter	110,000

Total	$110,248

Debt Issue Costs and Debt Repayment Charges. In connection with the repayment of our prior credit facilities in February 2007, we recorded a charge for approximately $2,300 to write-off the unamortized balance of debt issue costs associated with those facilities. In addition, we paid a pre-payment penalty of $607 to terminate our second lien credit facility. These charges are presented as debt repayment charges in our statement of operations. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,814 which were capitalized and classified as other assets on the balance sheet. These costs are being amortized as additional interest expense over the eight year term on the Senior Notes.
Letters of Credit. As of September 30, 2009, we had $2,032 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
7.	EARNINGS (LOSS) PER SHARE
Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2009	2008	2007

Net Income (Loss)	$(5,959)	$8,951	$4,984

Basic Weighted Average Shares	7,482,000	7,451,000	7,365,000

Diluted:
Weighted Average Shares, Basic	7,482,000	7,451,000	7,365,000
Dilutive Effect of Stock Options	—	148,000	106,000

Weighted Average Shares, Diluted	7,482,000	7,599,000	7,471,000

Basic Earnings (Loss) per Share	$(0.80)	$1.20	$0.68
Diluted Earnings (Loss) per Share	$(0.80)	$1.18	$0.67

7.	EARNINGS (LOSS) PER SHARE (continued)
As of September 30, 2009 and 2008, respectively, we had 540,997 and 24,997 antidilutive options outstanding.
8.	STOCKHOLDERS’ EQUITY
Preferred Stock. We have authorized 3,000,000 shares of preferred stock, par value $1.00 per share. At September 30, 2009 and 2008, no shares of preferred stock are issued and outstanding.
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
Three hundred and fifty-thousand (350,000) Preference Shares are designated and reserved for issuance under our shareholder rights plan.
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
Treasury Stock. In July 2009, our board of directors approved a resolution to retire the 2,045,950 shares of treasury stock held by the Company. The transaction resulted in a reduction in Treasury Stock in the amount of $17,175 and a corresponding reduction in Capital in Excess of Par Value on our consolidated balance sheet as of September 30, 2009.

9.	INCOME TAXES
Income (loss) before income taxes for domestic and foreign operations is as follows for the years ended September 30:

	2009	2008	2007

United States	$(8,456)	$15,934	$10,228
Foreign	(305)	(495)	(639)

Total	$(8,761)	$15,439	$9,589

The components of the income tax expense (benefit) are as follows for the years ended September 30:

	2009	2008	2007

Current	$429	$1,580	$1,355
Deferred	(3,231)	4,908	3,250

Income tax expense (benefit)	$(2,802)	$6,488	$4,605

Deferred tax assets are comprised of the following at September 30:

	2009	2008

Deferred tax assets:
Environmental remediation reserves	$11,955	$7,386
Pension obligations	10,400	5,447
Tax credits and carryforwards	3,589	2,988
Intangible assets	2,899	3,507
Inventory	4,660	4,848
Accrued expenses	1,997	2,292
Other	590	529

Subtotal	36,090	26,997
Valuation allowance	(1,157)	(891)

Deferred tax assets	34,933	26,106

Deferred tax liabilities:
Property, plant and equipment	(6,698)	(4,613)
Prepaid expenses	(623)	(627)
Other	(302)	(158)

Deferred tax liabilities	(7,623)	(5,398)

Net deferred tax assets	$27,310	$20,708

The following summarizes our gross tax credits and carryforwards as of September 30:

	2009	2008

Federal operating losses	$1,382	$1,911
Federal R&D credits	160	160
Federal AMT credits	1,684	1,970
State operating losses	1,205	1,205
U.K. operating losses	2,514	2,749
Ireland operating losses	3,548	—
Federal operating loss carryforwards, expiring in 2029, federal R&D credits and federal AMT credits are available to reduce future federal taxable income. We do not anticipate future taxable income in the states that have operating loss carryforwards and have provided a full valuation allowance of $66 as of September 30, 2009 and 2008. Because of a history of losses in foreign tax jurisdictions, we

9.	INCOME TAXES (continued)
have concluded that it is more likely than not that we will not utilize these operating loss carryforwards and, accordingly, have provided aggregate valuation allowances of $1,091 and $825 as of September 30, 2009 and 2008, respectively. We have not provided a U.S. federal income tax for our foreign operations because we intend to permanently reinvest any foreign earnings.
A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2009	2008	2007

Federal income tax at the statutory rate	(35.0%)	35.0%	35.0%
State income tax, net of federal benefit	(5.0%)	5.2%	4.0%
Nondeductible expenses	3.9%	1.5%	1.3%
Valuation allowance	0.0%	1.0%	2.0%
Change in effective state income tax rate	0.0%	(2.3%)	5.4%
Interest and penalties	0.6%	1.4%	0.0%
Foreign tax rate differential	2.4%	0.0%	0.0%
Other	1.1%	0.2%	0.3%

Effective tax rate	(32.0%)	42.0%	48.0%

We review our portfolio of uncertain tax positions and recorded liabilities based on the applicable recognition standards. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We classify uncertain tax positions as non-current income tax liabilities unless expected to be settled within one year.
We adopted the accounting standard for uncertain tax positions on October 1, 2007. The cumulative effects of applying this interpretation were recorded as a decrease of $291 to retained earnings, an increase of $1,179 to net deferred tax assets and an increase of $1,470 to non-current income taxes liabilities (a component of other long-term liabilities) as of October 1, 2007.
As of September 30, 2009 and 2008, the total amount of unrecognized tax benefits was $652 and $313, respectively, of which $335 and $241, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. In the fiscal year ending September 30, 2010, it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $323 primarily as a result of a change in accounting methods for tax purposes and the lapsing of statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30 is as follows:

	2009	2008

Unrecognized Tax Benefits — Beginning of Year	$313	$3,949
Additions for tax positions of prior years	392	998
Reductions for tax positions of prior years	—	(4,572)
Gross increases — Current period tax positions	—	—
Settlements with taxing authorities	—	—
Lapse of statute of limitations	(53)	(62)

Unrecognized Tax Benefits — End of Year	$652	$313

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009 and 2008, respectively, we had accrued $164 and $225, respectively, for the payment of tax-related interest and penalties. For the years ended September 30, 2009 and 2008, respectively, income tax expense includes an expense of $52 and $253 for interest and penalties.

9.	INCOME TAXES (continued)
We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for the years before 2006.
10.	EMPLOYEE BENEFIT PLANS
We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (the “AMPAC Plan”), the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended and restated. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In addition, we have the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that as of September 30, 2009, includes four executive officers and one former executive officer. We use a measurement date of September 30 to account for our Pension Plans and SERP.
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
We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of Ampac Fine Chemicals LLC (“AFC”) and the other covers AFC bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for AFC employees and U.S. employees of our Aerospace Equipment segment. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment. We made total contributions of $1,130 and $993 to the 401(k) Plans during the years ended September 30, 2009 and 2008, respectively.
We provide healthcare and life insurance benefits to substantially all of our employees.
Effective September 30, 2007, we adopted an accounting standard which requires the recognition of the funded status of a defined benefit plan on our consolidated balance sheet. Upon adoption, we recorded an adjustment of $3,137 to the end-of-year balance of accumulated other comprehensive income in stockholders’ equity to recognize unamortized pension net losses and prior service costs as components of the ending balance of accumulated other comprehensive income, net of tax.
The following table summarizes changes in the components of unrecognized benefit plan costs for the year ended September 30, 2009:

	Pension Plans		SERP
	2009	2008	2009	2008

Net actuarial loss (gain)	$11,648	$685	$409	$(184)
Prior service costs	—	242	—	3,516
Amortization of:
Net actuarial loss from previous years	(509)	(296)	—	—
Prior service costs	(76)	(76)	(434)	(434)
Income tax benefits related to above items	(4,426)	(238)	10	(1,159)

Changes in unrecognized benefit plan costs	$6,637	$317	$(15)	$1,739

10.	EMPLOYEE BENEFIT PLANS (continued)
The following table sets forth the amounts recognized as components of accumulated other comprehensive loss at September 30:

	Pension Plans		SERP
	2009	2008	2009	2008

Net actuarial loss (gain)	$16,481	$5,343	$279	$(130)
Prior service costs	322	398	2,662	3,096
Income tax benefits related to above items	(6,721)	(2,296)	(1,176)	(1,186)

Unrecognized benefit plan costs, net of tax	$10,082	$3,445	$1,765	$1,780

The table below sets forth the amounts in accumulated other comprehensive loss at September 30, 2009 that we expect to recognize in periodic pension cost in the year ending September 30, 2010.

	Pension Plans	SERP

Amortization of net actuarial loss	$1,052	$—
Amortization of prior service costs	76	420

Total	$1,128	$420

The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

	Pension Plans		SERP
	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation, beginning of year	$37,392	$39,694	$5,979	$2,076
Service cost	1,983	2,078	350	351
Interest cost	2,892	2,526	370	346
Amendments	—	241	—	3,516
Actuarial losses (gains)	9,468	(6,021)	409	(184)
Benefits paid	(1,220)	(1,126)	(127)	(126)

Benefit obligation, end of year	50,515	37,392	6,981	5,979

Change in Plan Assets:
Fair value of plan assets, beginning of year	27,552	29,908	—	—
Actual return on plan assets	21	(4,241)	—	—
Employer contributions	2,941	3,011	127	126
Benefits paid	(1,220)	(1,126)	(127)	(126)

Fair value of plan assets, end of year	29,294	27,552	—	—

Funded status	$(21,221)	$(9,840)	$(6,981)	$(5,979)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plans		SERP
	2009	2008	2009	2008

Employee related liabilities	$—	$—	$(482)	$(126)
Pension obligations and other long-term liabilities	(21,221)	(9,840)	(6,499)	(5,853)

Net amount recognized	$(21,221)	$(9,840)	$(6,981)	$(5,979)

10.	EMPLOYEE BENEFIT PLANS (continued)
The table below provides data for our defined benefit plans as of September 30:

	2009	2008

Plan Assets:
Ampac Plan	$23,650	$22,929
AFC Salaried Plan	3,431	2,978
AFC Bargaining Plan	2,213	1,645
Accumulated Benefit Obligation:
Ampac Plan	32,826	25,948
AFC Salaried Plan	4,684	3,285
AFC Bargaining Plan	2,896	2,067
Projected Benefit Obligation:
Ampac Plan	41,769	31,148
AFC Salaried Plan	5,850	4,177
AFC Bargaining Plan	2,896	2,067
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

	Target	Actual
	2009	2009	2008

Equity securities	70%	65%	62%
Debt securities	27%	25%	23%
Cash and marketable securities	3%	10%	15%

Total	100%	100%	100%

Net periodic pension expense is comprised of the following for the years ended September 30:

	Pension Plans			SERP
	2009	2008	2007	2009	2008	2007

Net Periodic Pension Cost:
Service cost	$1,983	$2,078	$2,027	$350	$351	$—
Interest cost	2,892	2,526	2,252	370	346	138
Expected return on plan assets	(2,201)	(2,466)	(2,084)	—	—	—
Recognized actuarial losses	509	296	429	—	—	11
Amortization of prior service costs	76	76	58	434	434	43

Net periodic pension cost	$3,259	$2,510	$2,682	$1,154	$1,131	$192

Weighted-Average Actuarial Assumptions:
Discount rate	6.40%	7.25%	6.25%	5.60%	7.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—

10.	EMPLOYEE BENEFIT PLANS (continued)
During the year ending September 30, 2010, we expect to contribute $2,568 to the Pension Plans and $500 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

	Pension Plans	SERP

Years ending September 30:
2010	$1,626	$482
2011	1,663	576
2012	1,733	553
2013	1,915	848
2014	2,043	816
2015-2019	13,074	3,548
11.	COMMITMENTS AND CONTINGENCIES
Operating Leases. We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2018. Certain of our operating leases contain step rent provisions and escalation clauses and also provide for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Total rental expense under operating leases was $2,114, $1,574, and $1,117 for the years ended September 30, 2009, 2008, and 2007, respectively.
Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2009, are as follows:

Years ending September 30:
2009	$1,615
2010	1,539
2011	1,541
2012	1,437
2013	1,415
Thereafter	6,520

Total	$14,067

Purchase Commitments. Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2009, our purchase commitments were not material.
Employee Agreements. We have an employment agreement with Dr. Joseph Carleone, our Chief Executive Officer as of January 1, 2010. The term of the employment agreement currently ends on September 30, 2012, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.
Effective as of July 8, 2008, we entered into severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract.
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements were approximately $4,200 as of September 30, 2009.

11.	COMMITMENTS AND CONTINGENCIES (continued)
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
In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 parts per million, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. KMCC’s successor, Tronox LLC, operates an above ground perchlorate groundwater remediation facility at their Henderson site. Recent measurements of perchlorate in Lake Mead made by SNWA have been less than 10 parts per billion.
Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. The technology that was chosen as most efficient and appropriate was in situ bioremediation (“ISB”). ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in the fiscal year ended September 30, 2005 (“fiscal 2005”) we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations. The location of this facility is several miles, in the direction of ground water flow, from the AMPAC Henderson Site.

11.	COMMITMENTS AND CONTINGENCIES (continued)
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
During our fiscal 2005 third quarter, we recorded a charge for $22,400 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. During the fiscal year ended September 30, 2006, we increased our total cost estimate of probable costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time.
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
Late in the fiscal year ended September 30, 2009 (“fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years. Within that range, we estimate that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project. If additional information becomes available in the future that is different than information currently available to us, our estimate of the resulting project life could change significantly.
We currently estimate that the cost to engineer, design, and install this additional equipment is approximately $9,600 and we anticipate that these amounts will be spent and the new equipment operational in approximately two years. However, because we are in the early design and engineering steps, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making early stage estimates, our estimate may later require significant revision as new facts become available and circumstances change.

11.	COMMITMENTS AND CONTINGENCIES (continued)
In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The sum of the estimated costs for the additional equipment and incremental O&M totals $13,700 which was recorded as a charge to earnings in our fiscal 2009 fourth quarter. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby lead us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of September 30, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,900 to approximately $47,100 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $26,690, based on 13 years, or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for fiscal 2009 is shown below:

Balance, September 30, 2008	$14,278
Additions or adjustments	13,700
Expenditures	(1,288)

Balance, September 30, 2009	$26,690

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

11.	COMMITMENTS AND CONTINGENCIES (continued)
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
Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC or AFC. AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates under current Good Manufacturing Practices guidelines for commercial customers in the pharmaceutical industry. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale.
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
Effective October 1, 2008, we acquired AMPAC ISP Holdings. AMPAC ISP Holdings is included in our consolidated financial statements beginning on October 1, 2008 and is a component of our Aerospace Equipment segment. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle. See Note 2.
Other Businesses. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.
Our revenues are characterized by individually significant orders and relatively few customers. As a result, in any given reporting period, certain customers may account for more than ten percent of our consolidated revenues. The following table provides disclosure of the percentage of our consolidated

12.  SEGMENT INFORMATION (continued)
revenues attributed to customers that exceed ten percent of the total in each of the fiscal years ended September 30:

	2009	2008	2007

Fine chemicals customer	24%	13%	11%
Fine chemicals customer		31%	25%
Fine chemicals customer		10%	10%
Specialty chemicals customer	15%	16%	15%
Specialty chemicals customer	11%		10%
The following provides financial information about our segment operations for the fiscal years ended September 30:

	2009	2008	2007

Revenues:
Fine Chemicals	$95,484	$124,187	$104,441
Specialty Chemicals	62,210	57,097	57,088
Aerospace Equipment	33,488	16,435	17,348
Other Businesses	5,966	5,410	5,051

Total Revenues	$197,148	$203,129	$183,928

Segment Operating Income:
Fine Chemicals	$2,299	$16,246	$16,790
Specialty Chemicals	26,189	23,128	18,223
Aerospace Equipment	3,012	736	1,458
Other Businesses	195	1,022	1,210

Total Segment Operating Income	31,695	41,132	37,681
Corporate Expenses	(16,167)	(16,256)	(13,824)
Environmental Remediation Charges	(13,700)	—	—

Operating Income	$1,828	$24,876	$23,857

Depreciation and Amortization:
Fine Chemicals	$12,943	$12,876	$13,637
Specialty Chemicals	1,274	2,825	5,159
Aerospace Equipment	1,461	222	142
Other Businesses	12	12	12
Corporate	476	519	511

Total	$16,166	$16,454	$19,461

Capital Expenditures:
Fine Chemicals	$6,438	$10,667	$7,004
Specialty Chemicals	1,503	1,687	1,026
Aerospace Equipment	1,318	686	337
Other Businesses	13	1	—
Corporate	186	2,243	54

Total	$9,458	$15,284	$8,421

Assets, at year end:
Fine Chemicals	$143,600	$155,807	$156,370
Specialty Chemicals	25,237	18,282	28,058
Aerospace Equipment	27,769	10,563	8,989
Other Businesses	8,233	4,963	3,946
Corporate	60,002	61,798	52,044

Total	$264,841	$251,413	$249,407

12.  SEGMENT INFORMATION (continued)
Substantially all of our operations are located in the United States. Our operations in the U.K. and Ireland represent less than 10% of our consolidated assets, revenues and net loss. Export sales consist mostly of fine chemicals and water treatment equipment sales. For the year ended September 30, 2009, sales outside the U.S. represented 26% of consolidated revenues, with no country representing more than 10%. For the year ended September 30, 2008, sales outside the U.S. represented 48% of consolidated revenues, with the U.K. and Belgium representing 32% and 10%, respectively. Sales outside the U.S. represented 40% of consolidated revenues for the year ended September 30, 2007, with the U.K. representing 25% of consolidated revenues.
13.  INTEREST AND OTHER INCOME, NET
Interest and other income, net, consists of the following:

	2009	2008	2007

Interest Income	$150	$937	$644
Gain in Sales of Assets	—	429	—
Other	(4)

	$146	$1,366	$644

14.  GUARANTOR SUBSIDIARIES
As discussed in Note 6, in February 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s foreign subsidiaries (through October 1, 2008, Ampac ISP UK Westcott Limited, and thereafter, together with certain additional entities, collectively, “Non-Guarantor Subsidiaries”) are not guarantors of the Senior Notes. Each of the Parent’s subsidiaries is 100% owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

14. GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet — September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$20,046	$1,635	$—	$21,681
Accounts Receivable, Net	—	40,399	3,951	(322)	44,028
Inventories	—	35,223	1,133	—	36,356
Prepaid Expenses and Other Assets	—	1,645	166	—	1,811
Income Taxes Receivable and Deferred Income Taxes	—	8,465	—	—	8,465

Total Current Assets	—	105,778	6,885	(322)	112,341
Property, Plant and Equipment, Net	—	113,143	1,502	—	114,645
Intangible Assets, Net	—	1,775	1,778	—	3,553
Goodwill	—	—	3,144	—	3,144
Deferred Income Taxes	—	21,121	—	—	21,121
Other Assets	—	10,037	—	—	10,037
Intercompany Advances	79,918	2,535	—	(82,453)	—
Investment in Subsidiaries, Net	101,179	6,229	—	(107,408)	—

Total Assets	$181,097	$260,618	$13,309	$(190,183)	$264,841

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$19,894	$1,936	$(322)	$21,508
Environmental Remediation Reserves	—	2,522	—	—	2,522
Deferred Revenues and Customer Deposits	—	4,579	2,332	—	6,911
Current Portion of Long-Term Debt	—	99	52	—	151
Intercompany Advances	—	79,918	2,535	(82,453)	—

Total Current Liabilities	—	107,012	6,855	(82,775)	31,092
Long-Term Debt	110,000	—	97	—	110,097
Environmental Remediation Reserves	—	24,168	—	—	24,168
Pension Obligations and Other Long-Term Liabilities	—	28,259	128	—	28,387

Total Liabilities	110,000	159,439	7,080	(82,775)	193,744
Total Shareholders’ Equity	71,097	101,179	6,229	(107,408)	71,097

Total Liabilities and Shareholders’ Equity	$181,097	$260,618	$13,309	$(190,183)	$264,841

      Condensed Consolidating Balance Sheet — September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$26,664	$229	$—	$26,893
Accounts Receivable, Net	—	27,083	649	(287)	27,445
Inventories	—	39,669	688	—	40,357
Prepaid Expenses and Other Assets	—	5,085	111	—	5,196
Deferred Income Taxes	—	6,859	—	—	6,859

Total Current Assets	—	105,360	1,677	(287)	106,750
Property, Plant and Equipment, Net	—	118,437	171	—	118,608
Intangible Assets, Net	—	3,013	—	—	3,013
Deferred Income Taxes	—	13,849	—	—	13,849
Other Assets	—	9,193	—	—	9,193
Intercompany Advances	79,886	2,664	—	(82,550)	—
Investment in Subsidiaries, Net	113,076	(1,143)	—	(111,933)	—

Total Assets	$192,962	$251,373	$1,848	$(194,770)	$251,413

Liabilities and Shareholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$24,718	$327	$(287)	$24,758
Environmental Remediation Reserves	—	996	—	—	996
Deferred Revenues and Customer Deposits	—	3,091	—	—	3,091
Current Portion of Long-Term Debt	—	254	—	—	254
Intercompany Advances	—	79,886	2,664	(82,550)	—

Total Current Liabilities	—	108,945	2,991	(82,837)	29,099
Long-Term Debt	110,000	120	—	—	110,120
Environmental Remediation Reserves	—	13,282	—	—	13,282
Pension Obligations and Other Long-Term Liabilities	—	15,950	—	—	15,950

Total Liabilities	110,000	138,297	2,991	(82,837)	168,451
Total Shareholders’ Equity	82,962	113,076	(1,143)	(111,933)	82,962

Total Liabilities and Shareholders’ Equity	$192,962	$251,373	$1,848	$(194,770)	$251,413

14.  GUARANTOR SUBSIDIARIES (continued)
       Condensed Consolidating Statement of Operations — Year Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$187,854	$9,492	$(198)	$197,148
Cost of Revenues	—	129,851	6,642	(198)	136,295

Gross Profit	—	58,003	2,850	—	60,853
Operating Expenses	—	55,921	3,104	—	59,025

Operating Income (Loss)	—	2,082	(254)	—	1,828
Interest and Other Income, Net	10,668	185	(2)	(10,705)	146
Interest and Other Expense	10,668	10,723	49	(10,705)	10,735

Loss before Income Tax and Equity Account for Subsidiaries	—	(8,456)	(305)	—	(8,761)
Income Tax Expense (Benefit)	—	(2,906)	104	—	(2,802)

Net Loss before Equity Account for Subsidiaries	—	(5,550)	(409)	—	(5,959)
Equity Account for Subsidiaries	(5,959)	(409)	—	6,368	—

Net Loss	$(5,959)	$(5,959)	$(409)	$6,368	$(5,959)

Condensed Consolidating Statement of Operations — Year Ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$200,611	$2,742	$(224)	$203,129
Cost of Revenues	—	133,043	2,569	(224)	135,388

Gross Profit	—	67,568	173	—	67,741
Operating Expenses	—	42,245	620	—	42,865

Operating Income (Loss)	—	25,323	(447)	—	24,876
Interest and Other Income, Net	10,654	1,353	13	(10,654)	1,366
Interest and Other Expense	10,654	10,742	61	(10,654)	10,803

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	15,934	(495)	—	15,439
Income Tax Expense	—	6,488	—	—	6,488

Income (Loss) before Equity Account for Subsidiaries	—	9,446	(495)	—	8,951
Equity Account for Subsidiaries	8,951	(495)	—	(8,456)	—

Net Income (Loss)	$8,951	$8,951	$(495)	$(8,456)	$8,951

Condensed Consolidating Statement of Operations — Year Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$—	$182,458	$1,699	$(229)	$183,928
Cost of Revenues	—	118,710	1,749	(229)	120,230

Gross Profit	—	63,748	(50)	—	63,698
Operating Expenses	—	39,247	594	—	39,841

Operating Income (Loss)	—	24,501	(644)	—	23,857
Interest and Other Income, Net	11,846	639	5	(11,846)	644
Interest Expense and Debt Refinance Charges	11,846	14,912	—	(11,846)	14,912

Income (Loss) before Income Tax and and Equity Account for Subsidiaries	—	10,228	(639)	—	9,589
Income Tax Expense	—	4,605	—	—	4,605

Income (Loss) before Equity Account for Subsidiaries	—	5,623	(639)	—	4,984
Equity Account for Subsidiaries	4,984	(639)	—	(4,345)	—

Net Income (Loss)	$4,984	$4,984	$(639)	$(4,345)	$4,984

14. GUARANTOR SUBSIDIARIES (continued)
        Condensed Consolidating Statement of Cash Flows — Year Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided by Operating Activities	$—	$10,101	$1,041	$—	$11,142

Cash Flows from Investing Activities:
Acquisition of business	—	(7,196)	471	—	(6,725)
Capital expenditures	—	(8,741)	(717)	—	(9,458)

Net Cash Used in Investing Activities	—	(15,937)	(246)	—	(16,183)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(275)	(73)	—	(348)
Issuance of common stock	32	—	—	—	32
Intercompany advances, net	(32)	(507)	539	—	—

Net Cash Provided (Used) by Financing Activities	—	(782)	466	—	(316)

Effect of Changes in Currency Exchange Rates	—	—	145	—	145
Net Change in Cash and Cash Equivalents	—	(6,618)	1,406	—	(5,212)
Cash and Cash Equivalents, Beginning of Period	—	26,664	229	—	26,893

Cash and Cash Equivalents, End of Period	$—	$20,046	$1,635	$—	$21,681

Condensed Consolidating Statement of Cash Flows — Year Ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$—	$20,960	$(627)	$—	$20,333

Cash Flows from Investing Activities:
Capital expenditures	—	(15,242)	(42)	—	(15,284)

Net Cash Used in Investing Activities	—	(15,242)	(42)	—	(15,284)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(251)	—	—	(251)
Issuance of common stock	381	—	—	—	381
Excess tax benefit from stock option exercises	481	—	—	—	481
Purchases of treasury stock	(193)	—	—	—	(193)
Intercompany advances, net	(669)	(155)	824	—	—

Net Cash Provided (Used) by Financing Activities	—	(406)	824	—	418

Net Change in Cash and Cash Equivalents	—	5,312	155	—	5,467
Cash and Cash Equivalents, Beginning of Period	—	21,352	74	—	21,426

Cash and Cash Equivalents, End of Period	$—	$26,664	$229	$—	$26,893

Condensed Consolidating Statement of Cash Flows — Year Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided (used) by operating activities	$—	$24,984	$(846)	$—	$24,138

Cash Flows from Investing Activities:
Acquisition of businesses	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(8,362)	(59)	—	(8,421)
Discontinued operations, net	—	7,510	—	—	7,510

Net Cash Used in Investing Activities	—	(6,852)	(59)	—	(6,911)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	110,000	—	—	—	110,000
Payments of long-term debt	(108,326)	(260)	—	—	(108,586)
Debt issuance costs	(4,814)	—	—	—	(4,814)
Issuance of common stock	727	—	—	—	727
Intercompany advances, net	2,413	(3,278)	865	—	—

Net Cash Provided (Used) by Financing Activities	—	(3,538)	865	—	(2,673)

Net Change in Cash and Cash Equivalents	—	14,594	(40)	—	14,554
Cash and Cash Equivalents, Beginning of Year	—	6,758	114	—	6,872

Cash and Cash Equivalents, End of Year	$—	$21,352	$74	$—	$21,426