Form 10-Q
period 2009-12-31
AMERICAN PACIFIC CORP
filed 2010-02-12
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding as of February 1, 2010 was 7,540,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2009	2008

Revenues	$34,064	$45,629
Cost of Revenues	21,618	30,895

Gross Profit	12,446	14,734
Operating Expenses	12,307	11,309

Operating Income	139	3,425
Interest and Other Income (Expense), Net	(8)	61
Interest Expense	2,691	2,694

Income (Loss) before Income Tax	(2,560)	792
Income Tax Expense (Benefit)	(1,120)	335

Net Income (Loss)	$(1,440)	$457

Earnings (Loss) per Share:
Basic	$(0.19)	$0.06
Diluted	$(0.19)	$0.06

Weighted Average Shares Outstanding:
Basic	7,487,000	7,480,000
Diluted	7,487,000	7,573,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31,	September 30,
	2009	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$38,619	$21,681
Accounts Receivable, Net	23,889	44,028
Inventories	47,783	36,356
Prepaid Expenses and Other Assets	2,353	1,811
Income Taxes Receivable	2,439	2,148
Deferred Income Taxes	6,317	6,317

Total Current Assets	121,400	112,341
Property, Plant and Equipment, Net	112,634	114,645
Intangible Assets, Net	3,005	3,553
Goodwill	3,088	3,144
Deferred Income Taxes	21,122	21,121
Other Assets	10,150	10,037

TOTAL ASSETS	$271,399	$264,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,217	$7,444
Accrued Liabilities	7,084	5,295
Accrued Interest	4,125	1,650
Employee Related Liabilities	5,282	6,930
Income Taxes Payable	201	189
Deferred Revenues and Customer Deposits	11,101	6,911
Current Portion of Environmental Remediation Reserves	2,110	2,522
Current Portion of Long-Term Debt	121	151

Total Current Liabilities	38,241	31,092
Long-Term Debt	110,131	110,097
Environmental Remediation Reserves	23,898	24,168
Pension Obligations	28,573	27,720
Other Long-Term Liabilities	628	667

Total Liabilities	201,471	193,744

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock — $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 7,540,591 and 7,504,591 issued	754	750
Capital in Excess of Par Value	72,664	72,322
Retained Earnings	8,557	9,997
Accumulated Other Comprehensive Loss	(12,047)	(11,972)

Total Shareholders’ Equity	69,928	71,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,399	$264,841

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,440)	$457
Adjustments to Reconcile Net Income (Loss)to Net Cash Provided by Operating Activities:
Depreciation and amortization	4,053	3,969
Non-cash interest expense	159	159
Share-based compensation	346	132
Excess tax benefit from stock option exercises	—	(3)
Deferred income taxes	(44)	(58)
Loss on sale of assets	5	53
Changes in operating assets and liabilities:
Accounts receivable, net	20,141	6,661
Inventories	(11,323)	(3,052)
Prepaid expenses and other current assets	(540)	(12)
Accounts payable	296	(2,627)
Income taxes	(279)	325
Accrued liabilities	1,791	631
Accrued interest	2,475	2,509
Employee related liabilities	(1,643)	(2,739)
Deferred revenues and customer deposits	4,208	415
Environmental remediation reserves	(682)	(367)
Pension obligations, net	853	576
Other	(269)	(79)

Net Cash Provided by Operating Activities	18,107	6,950

Cash Flows from Investing Activities:
Capital expenditures	(1,099)	(1,809)
Acquisition of business, net of cash acquired	—	(6,653)

Net Cash Used by Investing Activities	(1,099)	(8,462)

Cash Flows from Financing Activities:
Payments of long-term debt	(59)	(108)
Issuances of common stock, net	—	32
Excess tax benefit from stock option exercises	—	3

Net Cash Used by Financing Activities	(59)	(73)

Effect of Changes in Currency Exchnage Rates on Cash	(11)	—

Net Change in Cash and Cash Equivalents	16,938	(1,585)
Cash and Cash Equivalents, Beginning of Period	21,681	26,893

Cash and Cash Equivalents, End of Period	$38,619	$25,308

Cash Paid (Received) For:
Interest	$57	$55
Income taxes	(801)	6

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	778	897
Capital Leases Originated	65	—
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009. We have evaluated subsequent events through February 12, 2010, the date these condensed consolidated financial statements were issued. The operating results and cash flows for the three-month period ended December 31, 2009 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.
Accounting Policies. A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009.
Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated.
Effective October 1, 2008, we acquired Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”) for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. AMPAC ISP Holdings was included in our consolidated financial statements beginning on October 1, 2008 and is a component of our Aerospace Equipment segment.
Fair Value Disclosure of Financial Instruments. We estimate the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $105,600 based on and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the trade date closest to December 31, 2009, which was January 14, 2010.
Depreciation and Amortization Expense. Depreciation expense of $3,361 and $3,325 was classified as cost of revenues in our consolidated statements of operations for the three-month periods ended December 31, 2009 and 2008, respectively. Depreciation expense of $148 and $136 was classified as operating expenses in our consolidated statements of operations for the three-month periods ended December 31, 2009 and 2008, respectively.
Amortization expense of $544 and $508 was classified as operating expenses in our consolidated statements of operations for the three-month periods ended December 31, 2009 and 2008, respectively.
Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $21,786 and $25,882 as of December 31, 2009 and September 30, 2009, respectively.
Recently Issued or Adopted Accounting Standards. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)
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
In December 2007, the FASB issued a new standard that significantly changed the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The standard also includes a substantial number of new disclosure requirements. The standard applies to us for business combinations with acquisition dates on or after October 1, 2009. We expect that the new standard will have an impact on our accounting for future business combinations, but the effect is dependent upon acquisitions at that time.
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
In April 2008, the FASB issued a new standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The standard was effective for us beginning on October 1, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
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

2.	SHARE-BASED COMPENSATION
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
The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of December 31, 2009, there were no shares available for grant under the 2001 Plan. This plan was approved by our stockholders.
The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of December 31, 2009, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.
The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of December 31, 2009, there were 12,000 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (continued)
A summary of our stock option and restricted stock activity for the three months ended December 31, 2009 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Balance, September 30, 2009	540,997	$8.64	161,710	$5.57	22,000	$11.25
Granted	149,000	7.21	149,000	3.65	36,000	7.15
Vested	—	—	(61,065)	5.62	(7,336)	11.25
Exercised	—	—	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, December 31, 2009	689,997	8.33	249,645	4.41	50,664	8.34

A summary of our exercisable stock options as of December 31, 2009 is as follows:

Number of vested stock options	440,352
Weighted-average exercise price per share	$8.11
Aggregate intrinsic value	$277
Weighted-average remaining contractual term in years	4.9
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

	Three Months Ended
	December 31,
	2009	2008
Weighted-average grant date fair value per share of options granted Significant fair value assumptions:	$3.65	$5.41
Expected term in years	6.00	6.00
Expected volatility	51.3%	48.7%
Expected dividends	0.0%	0.0%
Risk-free interest rates	2.3%	2.7%
Total intrinsic value of options exercised	$—	$21
Aggregate cash received for option exercises	$—	$32

Compensation cost (included in operating expenses)
Stock options	$211	$108
Restricted stock	135	24

Total	346	132
Tax benefit recognized	73	29

Net compensation cost	$273	$103

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$635	$807
Restricted stock	$187	$223
Weighted-average years to be recognized
Stock options	1.8	1.9
Restricted stock	1.8	1.9

3.	SELECTED BALANCE SHEET DATA
Inventories. Inventories consist of the following:

	December 31,	September 30,
	2009	2009
Finished goods	$8,646	$1,951
Work-in-process	24,233	22,080
Raw materials and supplies	10,401	9,930
Deferred cost of revenues	5,079	2,395
Under(over) applied manufacturing overhead costs	(576)	—

Total	$47,783	$36,356

For our Specialty Chemicals segment, purchase price variances or volume or capacity cost variances associated with indirect manufacturing costs and that are planned and expected to be absorbed by goods produced through the end of our fiscal year are deferred at interim reporting dates as under(over) applied manufacturing overhead costs. The effect of unplanned or unanticipated purchase price or volume variances are applied to goods produced in the period.
Intangible Assets. Intangible assets consist of the following:

	December 31,	September 30,
	2009	2009
Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	—	—

Customer relationships	9,008	9,018
Less accumulated amortization	(6,527)	(6,182)

	2,481	2,836

Backlog	1,577	1,579
Less accumulated amortization	(1,053)	(862)

	524	717

Total	$3,005	$3,553

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008.
Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $347 and $310 for the three-month periods ended December 31, 2009 and 2008, respectively.
Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $197 and $200 for the three-month periods ended December 31, 2009 and 2008, respectively.
Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes.

4. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) consists of the following:

	Three Months Ended
	December 31,
	2009	2008

Net Income (Loss)	$(1,440)	$457
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	(75)	(537)

Comprehensive Loss	$(1,515)	$(80)

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2009	2009

Cumulative currency translation adjustment	$(201)	$(126)
Unamortized benefit plan costs, net of tax of $7,898	(11,846)	(11,846)

Total	$(12,047)	$(11,972)

5. EARNINGS (LOSS) PER SHARE
Shares used to compute earnings (loss) per share are as follows:

	Three Months Ended
	December 31,
	2009	2008

Net income (loss)	$(1,440)	$457

Basic weighted-average shares	7,487,000	7,480,000

Diluted:
Weighted-average shares, basic	7,487,000	7,480,000
Dilutive effect of stock options	—	93,000

Weighted-average shares, diluted	7,487,000	7,573,000

Basic earnings (loss) per share	$(0.19)	$0.06
Diluted earnings (loss) per share	$(0.19)	$0.06
As of December 31, 2009 and 2008, we had 689,997 and 202,997 antidilutive options outstanding, respectively.
6. DEBT
Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2009	2009

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2014	252	248

Total Debt	110,252	110,248
Less Current Portion	(121)	(151)

Total Long-term Debt	$110,131	$110,097

6. DEBT (continued)
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of December 31, 2009, our Total Leverage Ratio was 3.86 to 1.00 and our Interest Coverage Ratio was 2.88 to 1.00.

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
As of December 31, 2009, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,107, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
Letters of Credit. As of December 31, 2009, we had $1,893 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
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
In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.
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
ISB is a new technology on the scale being used at the AMPAC Henderson Site. Accordingly, as we gain ISB operational experience, we have been and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our cost estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates

7. COMMITMENTS AND CONTINGENCIES (Continued)
that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with the fiscal year ending September 30, 2010 (“Fiscal 2010”). Within that range, we estimate that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project. If additional information becomes available in the future that is different than information currently available to us, our estimate of the resulting project life could change significantly.
In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment operational in approximately fall 2011. However, because we are in the early design and engineering steps, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making early stage estimates, our estimate may later require significant revision as new facts become available and circumstances change.
In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby lead us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of December 31, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,300 to approximately $46,500 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $26,008, based on 13 years (beginning with Fiscal 2010), or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the three months ended December 31, 2009 is shown below:

Balance, September 30, 2009	$26,690
Additions or adjustments	—
Expenditures	(682)

Balance, December 31, 2009	$26,008

AFC Environmental Matters. Our Fine Chemicals segment, Ampac Fine Chemicals LLC (“AFC”), is located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by

7. COMMITMENTS AND CONTINGENCIES (Continued)
Aerojet Fine Chemicals LLC (predecessor in interest to AFC) as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.
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
Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiary Ampac Fine Chemicals LLC or AFC. AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale.
Specialty Chemicals. Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, principally ammonium perchlorate, which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing, and (iii) Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

8. SEGMENT INFORMATION (Continued)
Aerospace Equipment. Our Aerospace Equipment segment includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “AMPAC ISP”). AMPAC ISP manufactures monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. In addition, AMPAC ISP designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market.
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

	Three Months Ended
	December 31,
	2009	2008
Fine chemicals customer		25%
Fine chemicals customer	15%
Fine chemicals customer		10%
Specialty chemicals customer	28%	29%
The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2009	2008

Revenues:
Fine Chemicals	$9,504	$20,384
Specialty Chemicals	12,803	17,359
Aerospace Equipment	8,325	5,756
Other Businesses	3,432	2,130

Total Revenues	$34,064	$45,629

Segment Operating Income (Loss):
Fine Chemicals	$(740)	$(1,024)
Specialty Chemicals	5,831	7,606
Aerospace Equipment	(362)	410
Other Businesses	(17)	545

Total Segment Operating Income	4,712	7,537
Corporate Expenses	(4,573)	(4,112)

Operating Income (Loss)	$139	$3,425

Depreciation and Amortization:
Fine Chemicals	$3,328	$3,208
Specialty Chemicals	171	304
Aerospace Equipment	423	331
Other Businesses	4	3
Corporate	127	123

Total Depreciation and Amortization	$4,053	$3,969

9. INCOME TAXES
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
As of both December 31, 2009 and September 30, 2009, our recorded liability for unrecognized tax benefits was $652, of which $335 would affect our effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. In Fiscal 2010, it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $323 primarily as a result of a change in accounting methods for tax purposes and the lapsing of statutes of limitations.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009 and September 30, 2009, we had accrued $166 and $164, respectively, for the payment of tax-related interest and penalties. For the three months ended December 31, 2009 and 2008, income tax (benefit) expense includes a benefit of $8 and expense of $2 for interest and penalties.
We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2006.
10. DEFINED BENEFIT PLANS
We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended and restated (collectively, the “Pension Plans”). In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), which includes certain of our existing and prior executive officers.
We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees. We make matching contributions for employees of AFC and U.S. employees of our Aerospace Equipment segment. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment.
We provide healthcare and life insurance benefits to substantially all of our employees.

10. DEFINED BENEFIT PLANS (Continued)
Net periodic pension cost consists of the following:

	Three Months Ended
	December 31,
	2009	2008

Pension Plans:
Service Cost	$625	$507
Interest Cost	798	670
Expected Return on Plan Assets	(603)	(601)
Recognized Actuarial Losses	263	109
Amortization of Prior Service Costs	19	19

Net Periodic Pension Cost	$1,102	$704

Supplemental Executive Retirement Plan:
Service Cost	$110	$98
Interest Cost	93	102
Expected Return on Plan Assets		—
Recognized Actuarial Losses		—
Amortization of Prior Service Costs	105	105

Net Periodic Pension Cost	$308	$305

For the three months ended December 31, 2009, we contributed $527 to the Pension Plans to fund benefit payments and anticipate making approximately $2,041 in additional contributions through September 30, 2010. For the three months ended December 31, 2009, we contributed $32 to the SERP to fund benefit payments and anticipate making approximately $450 in additional contributions through September 30, 2010.

11. GUARANTOR SUBSIDIARIES
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
     Condensed Consolidating Balance Sheet — December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$36,903	$1,716	$—	$38,619
Accounts Receivable, Net	—	20,587	3,565	(263)	23,889
Inventories	—	46,466	1,317	—	47,783
Prepaid Expenses and Other Assets	—	2,273	80	—	2,353
Income Taxes Receivable and Deferred Income Taxes	—	8,756	—	—	8,756

Total Current Assets	—	114,985	6,678	(263)	121,400
Property, Plant and Equipment, Net	—	111,110	1,524	—	112,634
Intangible Assets, Net	—	1,465	1,540	—	3,005
Goodwill	—	—	3,088	—	3,088
Deferred Income Taxes	—	21,122	—	—	21,122
Other Assets	—	10,150	—	—	10,150
Intercompany Advances	79,918	2,879	—	(82,797)	—
Investment in Subsidiaries, Net	100,010	5,827	—	(105,837)	—

Total Assets	$179,928	$267,538	$12,830	$(188,897)	$271,399

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$23,354	$1,818	$(263)	$24,909
Environmental Remediation Reserves	—	2,110	—	—	2,110
Deferred Revenues and Customer Deposits	—	9,016	2,085	—	11,101
Current Portion of Long-Term Debt	—	69	52	—	121
Intercompany Advances	—	79,918	2,879	(82,797)	—

Total Current Liabilities	—	114,467	6,834	(83,060)	38,241
Long-Term Debt	110,000	48	83	—	110,131
Environmental Remediation Reserves	—	23,898	—	—	23,898
Pension Obligations and Other Long-Term Liabilities	—	29,115	86	—	29,201

Total Liabilities	110,000	167,528	7,003	(83,060)	201,471
Total Shareholders’ Equity	69,928	100,010	5,827	(105,837)	69,928

Total Liabilities and Shareholders’ Equity	$179,928	$267,538	$12,830	$(188,897)	$271,399

11. GUARANTOR SUBSIDIARIES (Continued)
Condensed Consolidating Balance Sheet — September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$20,046	$1,635	$—	$21,681
Accounts Receivable, Net	—	40,399	3,951	(322)	44,028
Inventories	—	35,223	1,133	—	36,356
Prepaid Expenses and Other Assets	—	1,645	166	—	1,811
Income Taxes Receivable and Deferred Income Taxes	—	8,465	—	—	8,465

Total Current Assets	—	105,778	6,885	(322)	112,341
Property, Plant and Equipment, Net	—	113,143	1,502	—	114,645
Intangible Assets, Net	—	1,775	1,778	—	3,553
Goodwill	—	—	3,144	—	3,144
Deferred Income Taxes	—	21,121	—	—	21,121
Other Assets	—	10,037	—	—	10,037
Intercompany Advances	79,918	2,535	—	(82,453)	—
Investment in Subsidiaries, Net	101,179	6,229	—	(107,408)	—

Total Assets	$181,097	$260,618	$13,309	$(190,183)	$264,841

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$19,894	$1,936	$(322)	$21,508
Environmental Remediation Reserves	—	2,522	—	—	2,522
Deferred Revenues and Customer Deposits	—	4,579	2,332	—	6,911
Current Portion of Long-Term Debt	—	99	52	—	151
Intercompany Advances	—	79,918	2,535	(82,453)	—

Total Current Liabilities	—	107,012	6,855	(82,775)	31,092
Long-Term Debt	110,000	—	97	—	110,097
Environmental Remediation Reserves	—	24,168	—	—	24,168
Pension Obligations and Other Long-Term Liabilities	—	28,259	128	—	28,387

Total Liabilities	110,000	159,439	7,080	(82,775)	193,744
Total Shareholders’ Equity	71,097	101,179	6,229	(107,408)	71,097

Total Liabilities and Shareholders’ Equity	$181,097	$260,618	$13,309	$(190,183)	$264,841

Condensed Consolidating Statement of Operations — Three Months Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$31,728	$2,503	$(167)	$34,064
Cost of Revenues	—	20,012	1,773	(167)	21,618

Gross Profit	—	11,716	730	—	12,446
Operating Expenses	—	11,257	1,050	—	12,307

Operating Income (Loss)	—	459	(320)	—	139
Interest and Other Income	2,669	40	(48)	(2,669)	(8)
Interest Expense	2,669	2,689	2	(2,669)	2,691

Loss before Income Tax and Equity Account for Subsidiaries	—	(2,190)	(370)	—	(2,560)
Income Tax Benefit	—	(1,077)	(43)	—	(1,120)

Loss before Equity Account for Subsidiaries	—	(1,113)	(327)	—	(1,440)
Equity Account for Subsidiaries	(1,440)	(327)	—	1,767	—

Net Loss	$(1,440)	$(1,440)	$(327)	$1,767	$(1,440)

11. GUARANTOR SUBSIDIARIES (Continued)
Condensed Consolidating Statement of Operations — Three Months Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$43,902	$1,745	$(18)	$45,629
Cost of Revenues	—	29,809	1,104	(18)	30,895

Gross Profit	—	14,093	641	—	14,734
Operating Expenses	—	10,711	598	—	11,309

Operating Income	—	3,382	43	—	3,425
Interest and Other Income	2,668	89	1	(2,668)	90
Interest Expense	2,668	2,686	37	(2,668)	2,723

Income before Income Tax and Equity Account for Subsidiaries	—	785	7	—	792
Income Tax Expense	—	335	—	—	335

Income before Equity Account for Subsidiaries	—	450	7	—	457
Equity Account for Subsidiaries	457	7	—	(464)	—

Net Income	$457	$457	$7	$(464)	$457

Condensed Consolidating Statement of Cash Flows — Three Months Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$—	$18,205	$(98)	$—	$18,107

Cash Flows from Investing Activities:
Capital expenditures	—	(957)	(142)	—	(1,099)

Net Cash Used in Investing Activities	—	(957)	(142)	—	(1,099)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(47)	(12)	—	(59)
Intercompany advances, net	—	(344)	344	—	—

Net Cash Provided (Used) by Financing Activities	—	(391)	332	—	(59)

Effect of Changes in Currency Exchange Rates	—	—	(11)		(11)

Net Change in Cash and Cash Equivalents	—	16,857	81	—	16,938
Cash and Cash Equivalents, Beginning of Period	—	20,046	1,635	—	21,681

Cash and Cash Equivalents, End of Period	$—	$36,903	$1,716	$—	$38,619

Condensed Consolidating Statement of Cash Flows — Three Months Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$—	$5,535	$1,415	$—	$6,950

Cash Flows from Investing Activities:
Capital expenditures	—	(1,626)	(183)	—	(1,809)
Acquisition on business, net of cash acquired	—	(7,132)	479	—	(6,653)

Net Cash Used in Investing Activities	—	(8,758)	296	—	(8,462)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(84)	(24)	—	(108)
Issuance of common stock	32	—	—	—	32
Excess tax benefit from exrecise of stock options	3	—	—	—	3
Intercompany advances, net	(35)	(363)	398	—	—

Net Cash Provided by Financing Activities	—	(447)	374	—	(73)

Net Change in Cash and Cash Equivalents	—	(3,670)	2,085	—	(1,585)
Cash and Cash Equivalents, Beginning of Period	—	26,664	229	—	26,893

Cash and Cash Equivalents, End of Period	$—	$22,994	$2,314	$—	$25,308

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding working capital and related variances in the future, our potential incurrence of additional debt in the future, our belief that our cash flows and existing debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated cash expenditures for environmental remediation at our former Henderson, Nevada site, our expectations regarding future compliance with debt covenants, statements regarding future price, manufacturing costs and demand for, and related volume of, perchlorate products and the impact on forecasted future revenues, our statement regarding one of the significant factors that will affect our consolidated gross margins in the future, our expectation regarding revenues from our Fine Chemicals segment for the current fiscal year, our expectations regarding fulfillment of existing backlog within the next twelve months, our anticipated capital expenditures for the current fiscal year, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the first fiscal quarter of the year ending September 30, 2010 (“Fiscal 2010”) as compared to the first fiscal quarter of the year ended September 30, 2009 (“Fiscal 2009”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2009 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2009.
OUR COMPANY
We are a leading custom manufacturer of fine chemicals, specialty chemicals and propulsion products within our focused markets. We supply active pharmaceutical ingredients (“APIs”) and advanced intermediates to the pharmaceutical industry. For the aerospace and defense industry we provide specialty chemicals used in solid rocket motors for space launch and military missiles. We also design and manufacture liquid propulsion systems, valves and structures for space and missile defense applications. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal and international regulatory standards. We generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended
	December 31,
	2009	2008

Fine Chemicals	28%	45%

Specialty Chemicals:
Perchlorates	32%	35%
Sodium Azide	3%	1%
Halotron	3%	2%

Total Specialty Chemicals	38%	38%

Aerospace Equipment	24%	13%

Other Businesses:
Real Estate	0%*	1%
Water Treatment Equipment	10%	3%

Total Other Businesses	10%	4%

Total Revenues	100%	100%

*	less than 1%
FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition.
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
SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of ammonium perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.
We have supplied AP for use in space and defense programs for over 50 years and we have been the only AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation. A significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP. Many of the rockets and missiles used in national defense programs are also powered by solid propellant.
Alliant Techsystems Inc. or “ATK” is a significant AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations.
AEROSPACE EQUIPMENT. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (“AMPAC ISP”).
Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Our European-based Aerospace Equipment operation designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.

RESULTS OF OPERATIONS
REVENUES

	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$9,504	$20,384	$(10,880)	(53%)
Specialty Chemicals	12,803	17,359	(4,556)	(26%)
Aerospace Equipment	8,325	5,756	2,569	45%
Other Businesses	3,432	2,130	1,302	61%

Total Revenues	$34,064	$45,629	$(11,565)	(25%)

Fine Chemicals. The decrease in Fine Chemicals segment revenues for the Fiscal 2010 first quarter compared to the prior fiscal year first quarter is primarily due to the expected timing of customer orders, and the resulting revenues, between our fiscal year quarterly periods. The percentage of expected annual Fiscal 2010 Fine Chemicals segment revenues that occurred in our Fiscal 2010 first quarter is substantially less than the percentage of annual Fiscal 2009 revenues that occurred in our Fiscal 2009 first quarter. As a secondary factor, we expect Fiscal 2010 annual revenues to decline as compared to Fiscal 2009 due to reduced orders for core products. A portion of this decline occurred in the Fiscal 2010 first quarter.
Specialty Chemicals. Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 86% and 92% of Specialty Chemicals segment revenues in the Fiscal 2010 and Fiscal 2009 first quarters, respectively. The variances in Specialty Chemicals segment revenues reflect the following factors:
•	A 46% decrease in perchlorate volume offset by a 27% increase in the related average price per pound.

•	Sodium azide revenues increased $729 for the Fiscal 2010 first quarter, reflecting increased sales outside the U.S.

•	Halotron revenues were consistent between the first quarter periods.
The decrease in volume for the Fiscal 2010 first quarter is consistent with our expectation that total perchlorate volume for Fiscal 2010 is anticipated to decline by approximately 50% compared to the prior fiscal year. We also expect that the average price per pound will increase proportionately, and accordingly, we believe that Specialty Chemicals segment revenues will be down slightly for Fiscal 2010 but within our range of our expectations for this non-growth segment. The increase in average price per pound reflects price increases from our contractual Grade I AP price-volume matrix offset by effects of increases in non-Grade I AP revenues. Space related programs accounted for the most significant component of Grade I AP revenues for both the Fiscal 2010 and Fiscal 2009 first quarter. For the Fiscal 2010 first quarter, the greatest contributor to revenue was the Ares program. For the Fiscal 2009 first quarter, the greatest contributor to segment revenue was product for the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program.
Aerospace Equipment. For the Fiscal 2010 first quarter, Aerospace Equipment segment revenues increased $2,569 as compared to the Fiscal 2009 first quarter representing growth from both the U.S. and European operations of this segment. Growth for AMPAC ISP’s U.S. operation was primarily due to an increase in revenues from in-space propulsion engines, while AMPAC ISP’s European operations reported increases in revenues for both in-space propulsion engines and aerospace structures.

COST OF REVENUES AND GROSS MARGIN

	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Revenues	$34,064	$45,629	$(11,565)	(25%)
Cost of Revenues	21,618	30,895	(9,277)	(30%)

Gross Margin	12,446	14,734	(2,288)	(16%)

Gross Margin Percentage	37%	32%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.
For our Fiscal 2010 first quarter, cost of revenues was $21,618 compared to $30,895 for the prior fiscal year first quarter. The consolidated gross margin percentage was 37% and 32% for our Fiscal 2010 and Fiscal 2009 first quarters, respectively. The following factors affected our Fiscal 2010 first quarter gross margin comparisons:
Fine Chemicals. Fine Chemicals segment gross margin percentage for the Fiscal 2010 first quarter improved seventeen points compared to the prior fiscal year first quarter. The primary reason for the improvement is that manufacturing inefficiencies that affected the first quarter of Fiscal 2009 did not reoccur in the Fiscal 2010 first quarter.
Specialty Chemicals. Specialty Chemicals segment gross margin percentage improved four points for the Fiscal 2010 first quarter. For Fiscal 2010, we anticipate that both the price and manufacturing cost of AP per pound will increase because of expected lower volume. However, in the Fiscal 2010 first quarter, some of the perchlorates sold were manufactured in the prior year at a lower unit cost. As such, when this prior year inventory was sold in the first quarter of Fiscal 2010, gross margins benefited.
Aerospace Equipment. Aerospace Equipment segment gross margin percentage declined thirteen points in the Fiscal 2010 first quarter compared to the prior fiscal year first quarter. The decline in gross margin is attributed to cost growth on certain systems contracts.
OPERATING EXPENSES

	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change

Three Months Ended:
Operating Expenses	$12,307	$11,309	$998	9%
Percentage of Revenues	36%	25%
For our Fiscal 2010 first quarter, operating expenses increased $998 to $12,307 from $11,309 for the Fiscal 2009 first quarter. The most significant components of the net increase include:
•	A decrease in Specialty Chemicals segment operating expenses primarily due to a decrease of $167 in employee related costs.

•	An increase in Aerospace Equipment segment operating expenses of $595 primarily due to additional management and organization structure which was added to support this segment’s European growth strategy.

•	An increase in corporate expenses, the largest component of which is an increase of $215 in non-cash, stock-based compensation.

•	Fine Chemicals segment operating expenses were consistent between the Fiscal 2010 and Fiscal 2009 first quarters.

SEGMENT OPERATING INCOME (LOSS)

	December 31,		Favorable	Percentage
	2009	2008	(Unfavorable)	Change

Three Months Ended:
Fine Chemicals	$(740)	$(1,024)	$284	28%
Specialty Chemicals	5,831	7,606	(1,775)	(23%)
Aerospace Equipment	(362)	410	(772)	NM
Other Businesses	(17)	545	(562)	NM

Segment Operating Income	4,712	7,537	(2,825)	(37%)
Corporate Expenses	(4,573)	(4,112)	(461)	11%

Operating Income (Loss)	$139	$3,425	$(3,286)	(96%)

NM=Not meaningful.
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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $79,300 and $28,200 as of December 31, 2009 and September 30, 2009, respectively. We anticipate order backlog as of December 31, 2009 to be substantially filled during the next twelve months.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $46,500 and $37,000, respectively, as of December 31, 2009, compared to total backlog and funded backlog of $46,800 and $38,900, respectively, as of September 30, 2009. We anticipate funded backlog as of December 31, 2009 to be substantially completed during the next twelve months.
Backlog is not a meaningful measure for our other business lines.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Three Months Ended December 31,			Percentage
	2009	2008	Change	Change

Cash Provided (Used) By:
Operating activities	$18,107	$6,950	$11,157	161%
Investing activities	(1,099)	(8,462)	7,363	(87%)
Financing activities	(59)	(73)	14	(19%)
Effect of changes in exchange rates on cash	(11)	—	(11)	NM

Net change in cash for period	$16,938	$(1,585)	$18,523	NM

NM = Not meanginful.
Operating Activities. Operating activities provided cash of $18,107 for the Fiscal 2010 three-month period compared to $6,950 for the prior fiscal year three-month period, resulting in an increase of $11,157 from the prior fiscal year three-month period.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $3,057.

•	An increase in cash provided by working capital accounts of $13,653, excluding the effects of interest and income taxes.

•	An increase in cash taxes refunded of $807.

•	An increase in cash paid for interest of $31.

•	An increase in cash used for environmental remediation of $315.

•	Other increases in cash provided by operating activities of $100.
The increase in cash provided by working capital accounts for the Fiscal 2010 first quarter is primarily due to a decrease in accounts receivable balances for our Specialty Chemicals segment from its higher balance at September 30, 2009, which were substantially collected in October 2009.
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
Investing Activities. Capital expenditures decreased by $710 in the Fiscal 2010 first quarter compared to the prior fiscal year first quarter due to the timing of expenditures. Capital expenditures in both periods are primarily maintenance capital related.
We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2010 to range from approximately $10,000 to approximately $14,000 million. Amounts above the lower end of the range represent discretionary growth capital spending.
LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2009, we had cash of $38,619. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $18,107 as of December 31, 2009. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during our Fiscal 2010 first quarter reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
The timing of our cash outflows is affected by payments and expenses related to the manufacture of our products, capital projects, pension funding, interest on our debt obligations and environmental remediation or other contingencies, which may place demands on our short-term liquidity. Although we are not currently party to any material pending legal proceedings, we are from time to time subject to claims and lawsuits related to our business operations and we have incurred legal and other costs as a result of litigation and other contingencies. We may incur material legal and other costs associated with the resolution of litigation and contingencies in future periods, and, to the extent not covered by insurance, they may adversely affect our liquidity.
In contemplating the adequacy of our liquidity and available capital, we consider factors such as:
•	current results of operations, cash flows and backlog;

•	anticipated changes in operating trends, including anticipated changes in revenues and margins;

•	cash requirements related to our debt agreements and pension plans; and

•	cash requirements related to our remediation activities, including amounts that we expect to spend through fall 2011 for the engineering, design, installation and cost of additional remediation equipment (“Remediation Capital”). See further discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.
We do not currently anticipate that the factors noted above will have material affects on our ability to meet our future liquidity requirements. We anticipate funding Remediation Capital with cash on hand. We continue to believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis. Further, accounting charges for environmental remediation and cash spent for Remediation Capital do not impact our bank covenant compliance charges.
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of December 31, 2009, our Total Leverage Ratio was 3.86 to 1.00 and our Interest Coverage Ratio was 2.88 to 1.00.
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
As of December 31, 2009, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,107, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended and restated. Collectively, these three plans are referred to as the “Pension Plans”. The AFC Salaried Plan and the AFC Bargaining Plan were established in connection with our acquisition of the AFC business in November 2005 and include the assumed liabilities for pension benefits to existing employees at the acquisition date. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.
Benefit obligations are measured annually as of September 30. As of September 30, 2009, the Pension Plans had an unfunded benefit obligation of $21,221. For Fiscal 2009, we made contributions to the Pension Plans in the amount of $2,941. We anticipate making minimum Pension Plan contributions in the amount of $2,568 during Fiscal 2010. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of

October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2009 would increase our minimum funding obligations for Fiscal 2010 by approximately $500.
In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”) that, as of December 31, 2009, included five participants comprised of active and former executive officers. The SERP is an unfunded plan and as of September 30, 2009, the SERP obligation was $6,981. For Fiscal 2009, we paid retirement benefits of $127. We anticipate paying retirement benefits in the amount of $482 during Fiscal 2010. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.
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
ENVIRONMENTAL REMEDIATION – AMPAC HENDERSON SITE. We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range.
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
In-situ bioremediation (“ISB”) is a new technology on the scale being used at the AMPAC Henderson Site. Accordingly, as we gain ISB operational experience, we have been and are observing certain conditions, operating results and other data which we consider in updating the assumptions used to determine our cost estimates. The two most significant assumptions are the estimated speed of groundwater flowing to our remediation extraction wells and the estimated annual O&M costs.
Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with Fiscal 2010. Within that range, we estimate that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project. If additional information becomes available in the future that is different than information currently available to us, our estimate of the resulting project life could change significantly.
In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment operational in approximately fall 2011. However, because we are in the early design and engineering steps, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making early stage estimates, our estimate may later require significant revision as new facts become available and circumstances change.
In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby lead us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of December 31, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,300 to approximately $46,500 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $26,008, based on 13 years (beginning with Fiscal 2010), or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS. Our contractual obligations are summarized in our Annual Report on Form 10-K for Fiscal 2009. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, and operating leases. As of December 31, 2009, there have been no material changes to our contractual obligations from September 30, 2009.
In addition, at December 31, 2009:
•	We have recorded an estimated liability for environmental remediation of $26,608 (see Note 7 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $2,522 for environmental remediation during Fiscal 2010.

•	We have recorded aggregate unfunded Pension Plans and SERP obligations of $29,055 (see Note 10 to the condensed consolidated financial statements included in Item 1 of this report). We expect to contribute $3,050 to our Pension Plans and SERP during Fiscal 2010.

•	We have uncertain tax positions totaling $652. We are unable to reasonably estimate the timing of the related payments, if any.

•	We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. At December 31, 2009, we had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.

OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of December 31, 2009, we had $1,893 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2012, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.
Effective as of July 8, 2008, we entered into severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract.
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was $4,200 as of December 31, 2009.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria included in the relevant accounting standard, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $21,786 and $25,882 as of December 31, 2009 and September 30, 2009, respectively.
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
In December 2007, the FASB issued a new standard that significantly changed the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The standard also includes a substantial number of new disclosure requirements. The standard applies to us for business combinations with acquisition dates on or after October 1, 2009. We expect that the new standard will have an impact on our accounting for future business combinations, but the effect is dependent upon acquisitions at that time.
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
In April 2008, the FASB issued a new standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The standard was effective for us beginning on October 1, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands) – Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 due to a material weakness relating to the Company’s internal control over financial reporting, which we view as part of our disclosure controls and procedures, as previously reported in Item 9A(T), “Controls and Procedures,” within “Management’s Report on Internal Controls Over Financial Reporting” contained in the Company’s Annual Report on Form 10-K for Fiscal 2009, as filed with the SEC on December 29, 2009. In particular, because the previously reported material weakness in internal control over financial reporting, which was due to inadequate controls for non-routine transactions at the Company’s Fine Chemicals segment, had not been fully remediated as of the quarter ended December 31, 2009, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2009. Management’s previously reported material weakness determination was based upon the likelihood and potential magnitude of a misstatement to the annual or interim financial statements being reasonably possible.
As a result of the identification of the previously reported material weakness in internal control over financial reporting, corporate personnel performed additional analysis and procedures with respect to the Fiscal 2010 first quarter in order to prepare the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These procedures were performed to test the propriety of Fine Chemicals segment revenue recognition and included the following:
•	Developed and implemented a comprehensive Fine Chemicals segment revenue recognition testing work program based on a risk assessment that determined the scope of transactions to be tested.

•	Reviewed significant manufacturing agreements, customer proposals and purchase orders, including contractual arrangements documented outside of the customer’s written contract or purchase order, related to revenues recorded in our Fiscal 2010 first quarter.
As a result of the above described procedures, we recorded no additional corrections or adjustments for the quarter ended December 31, 2009 in connection with the previously identified material weakness.
During the quarter ended December 31, 2009, we undertook, and we continue to undertake, extensive work to remedy the previously identified material weakness, including identifying specific remediation initiatives. As of December 31, 2009, we identified and began to implement the following actions:
•	Improving the Fine Chemicals segment contract administration process to ensure the proper approval and circulation of all sales arrangements, including non-standard commitments;

•	Providing additional and on-going training to Fine Chemicals segment finance and accounting staff on the application of technical accounting pronouncements, especially in the area of revenue recognition. Additionally, we have begun to provide training to Fine Chemicals segment product managers and others involved in negotiating contractual arrangements with our customers to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and

•	Establishing a process whereby corporate finance personnel provide a second review of the Fine Chemicals segment’s accounting treatment for significant sales arrangements.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those activities described above.

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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
There have been no material changes in our assessment of risk factors affecting our business since those presented in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009. Our updated risk factors are included below in this Item 1A.
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
Most of the perchlorate chemicals we produce, which accounted for 88% of our total revenues in the Specialty Chemicals segment for the fiscal year ended September 30, 2009 (“Fiscal 2009”) and approximately 28% of our total revenues for Fiscal 2009, are purchased by a small number of customers. For example, Alliant Techsystems Inc., one of our ammonium perchlorate, or AP, customers, accounted for 15% of our total revenues for Fiscal 2009. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchase from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.
Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 24% of our consolidated revenue and the top four customers of AFC accounted for approximately 93% of its revenues, and 46% of our consolidated revenues, in Fiscal 2009. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, which could have a similar negative effect on the results of operations of AFC. For example, in Fiscal 2009, Fine Chemicals segment revenues declined as compared to the fiscal year ended September 30, 2008 (“Fiscal 2008”), in part due to a decline in revenues from central nervous system products related to a customer deferring a portion of an order for a central nervous system product in Fiscal 2009. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.
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
Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2009, our Specialty Chemicals segment generated approximately 26% of consolidated revenues, primarily sales of Grade I AP, and our Aerospace Equipment segment generated approximately 6% of consolidated revenues, each from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet as well as by the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, and potentially elsewhere, and the number of space exploration launches. Accordingly, demand for AP remains subject to potential changes in space exploration program direction and budgetary restrictions, which may result in changes in next-general space exploration vehicles and the timing associated with their development. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
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
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site”, until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, we re-evaluated our existing remediation operations and determined to install additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. We currently anticipate that the new equipment at such extraction wells will become operational in approximately fall 2011.
Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and the fiscal year ended September 30, 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late Fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In the fiscal year ended September 30, 2007, we began the O&M phase. However, following the receipt, in late Fiscal 2009, of new data regarding groundwater movement, and following our determination to install additional groundwater extraction wells, we increased our accruals by approximately $9,600 for the engineering, design, installation and cost of additional remediation equipment, and we separately increased our accruals by $4,100 for our estimate of total remaining O&M costs, due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The amount of $13,700, representing the sum of the estimated costs for the additional equipment and the anticipated incremental O&M costs, was recorded as a charge to earnings in our Fiscal 2009 fourth quarter. For future periods, total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional above-ground remediation equipment becomes operational. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with the fiscal year ending September 30, 2010 (“Fiscal 2010”). Within that range, we estimate that a range of 13 to 23 years is more likely. We are unable to predict over the longer term the most probable life. Key factors in determining the total estimated cost of our remediation efforts include groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates and annual O&M costs. As of December 31, 2009, the aggregate range of anticipated environmental remediation costs was from approximately $22,300 to approximately $46,500 based on a possible total remaining life of the project ranging from 10 to 29 years, beginning with Fiscal 2010. The accrued amount was $26,008, based on the low end of the more likely range of 13 to 23 years, or 13 years, as no amount within the range was more likely. Our estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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
As of December 31, 2009, we had established reserves in connection with the AMPAC Henderson Site of approximately $26,008, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of Fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.
Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Our Aerospace Equipment segment also has small manufacturing facilities in Ireland and the U.K. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at one of our facilities, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liabilities.
Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (on a short-term basis or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. Our manufacturing operations could also be the subject of an external or internal event, such as a terrorist attack or external or internal accident, that, despite our security, safety and other precautions, results in a disruption or delay in our operations. It is possible that a release of hazardous materials or other dangerous chemicals from one of our facilities or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current AP manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion, fire or other similarly disruptive event were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability and could cause us to incur additional costs and liabilities.
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
As of September 30, 2009, AFC had approximately 133 employees that were covered by collective bargaining or similar agreements. We consider our relationships with our unionized employees to be satisfactory. In June 2007, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2010. We are currently in negotiations with the union representing these employees in anticipation of the expiration of these agreements. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.
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
As of December 31, 2009, we had outstanding debt totaling $110,252, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
As of December 31, 2009, we had unfunded pension obligations of $29,055. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
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
In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. In addition, the global economic environment and potential uncertainty have created significant additional volatility in the United States capital markets. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, and whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees or to use our stock to acquire other companies at a time when use of cash or financing for such acquisitions may not be available or in the best interests of our stockholders.
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

Date: February 12, 2010	AMERICAN PACIFIC CORPORATION
/s/ Joseph Carleone
Joseph Carleone President and Chief Executive Officer (Principal Executive Officer)
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