Form 10-Q
period 2010-03-31
AMERICAN PACIFIC CORP
filed 2010-05-11
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).   Yes ☐   No ☒
     The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 7,540,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$59,395	$56,435	$93,459	$102,064
Cost of Revenues	42,516	39,138	64,134	70,033

Gross Profit	16,879	17,297	29,325	32,031
Operating Expenses	11,444	11,071	23,751	22,380

Operating Income	5,435	6,226	5,574	9,651
Interest and Other Income (Expense), Net	(260)	(19)	(268)	42
Interest Expense	2,740	2,684	5,431	5,378

Income (Loss) before Income Tax	2,435	3,523	(125)	4,315
Income Tax Expense	1,319	1,790	199	2,125

Net Income (Loss)	$1,116	$1,733	$(324)	$2,190

Earnings (Loss) per Share:
Basic	$0.15	$0.23	$(0.04)	$0.29
Diluted	$0.15	$0.23	$(0.04)	$0.29

Weighted Average Shares Outstanding:
Basic	7,490,000	7,483,000	7,489,000	7,481,000
Diluted	7,539,000	7,522,000	7,489,000	7,545,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	March 31,	September 30,
	2010	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$32,514	$21,681
Accounts Receivable, Net	41,468	44,028
Inventories	36,430	36,356
Prepaid Expenses and Other Assets	2,391	1,811
Income Taxes Receivable	1,467	2,148
Deferred Income Taxes	6,317	6,317

Total Current Assets	120,587	112,341
Property, Plant and Equipment, Net	111,148	114,645
Intangible Assets, Net	2,418	3,553
Goodwill	2,899	3,144
Deferred Income Taxes	21,124	21,121
Other Assets	10,420	10,037

TOTAL ASSETS	$268,596	$264,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,868	$7,444
Accrued Liabilities	6,319	5,295
Accrued Interest	1,650	1,650
Employee Related Liabilities	5,600	6,930
Income Taxes Payable	397	189
Deferred Revenues and Customer Deposits	9,208	6,911
Current Portion of Environmental Remediation Reserves	2,101	2,522
Current Portion of Long-Term Debt	112	151

Total Current Liabilities	34,255	31,092
Long-Term Debt	110,135	110,097
Environmental Remediation Reserves	23,610	24,168
Pension Obligations	29,120	27,720
Other Long-Term Liabilities	596	667

Total Liabilities	197,716	193,744

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,540,591 and 7,504,591 issued	754	750
Capital in Excess of Par Value	72,807	72,322
Retained Earnings	9,673	9,997
Accumulated Other Comprehensive Loss	(12,354)	(11,972)

Total Shareholders’ Equity	70,880	71,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,596	$264,841

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$(324)	$2,190
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	8,176	7,870
Non-cash interest expense	315	315
Share-based compensation	489	305
Excess tax benefit from stock option exercises	-	(3)
Deferred income taxes	(81)	(68)
Loss on sale of assets	5	53
Changes in operating assets and liabilities:
Accounts receivable, net	2,375	(1,220)
Inventories	(136)	5,058
Prepaid expenses and other current assets	(591)	1,019
Accounts payable	1,395	(3,032)
Income taxes	900	2,502
Accrued liabilities	1,039	287
Employee related liabilities	(1,457)	(2,125)
Deferred revenues and customer deposits	2,418	625
Environmental remediation reserves	(979)	(717)
Pension obligations, net	1,546	1,008
Other	(496)	85

Net Cash Provided by Operating Activities	14,594	14,152

Cash Flows from Investing Activities:
Capital expenditures	(3,588)	(4,412)
Acquisition of business, net of cash acquired	-	(6,661)

Net Cash Used by Investing Activities	(3,588)	(11,073)

Cash Flows from Financing Activities:
Payments of long-term debt	(89)	(172)
Issuances of common stock, net	-	32
Excess tax benefit from stock option exercises	-	3

Net Cash Used by Financing Activities	(89)	(137)

Effect of Changes in Currency Exchange Rates on Cash	(84)	-

Net Change in Cash and Cash Equivalents	10,833	2,942
Cash and Cash Equivalents, Beginning of Period	21,681	26,893

Cash and Cash Equivalents, End of Period	$32,514	$29,835

Cash Paid (Received) For:
Interest	$5,116	$5,063
Income taxes	(629)	(380)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	387	660
Capital Leases Originated	98	-
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009. The operating results for the three-month and six-month periods ended March 31, 2010 and cash flows for the six-month period ended March 31, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Fair Value Disclosure of Financial Instruments. We estimate the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $109,450 based on the trade date closest to March 31, 2010, which was April 4, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Classified as cost of revenues
Depreciation	$3,472	$3,276	$6,833	$6,602
Classified as operating expenses
Depreciation	145	124	293	258
Amortization	506	501	1,050	1,010

Total	$4,123	$3,901	$8,176	$7,870

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $36,811 and $25,882 as of March 31, 2010 and September 30, 2009, respectively.

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

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of March 31, 2010, there were no shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of March 31, 2010, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of March 31, 2010, there were 12,000 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (continued)

A summary of our stock option and restricted stock activity for the six months ended March 31, 2010 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2009	540,997	$8.64	161,710	$5.57	22,000	$11.25
Granted	149,000	7.21	149,000	3.65	36,000	7.15
Vested	-	-	(61,065)	5.62	(7,336)	11.25
Exercised	-	-	-	-	-	-
Expired / Cancelled	-	-	-	-	-	-

Balance, March 31, 2010	689,997	8.33	249,645	4.41	50,664	8.34

A summary of our exercisable stock options as of March 31, 2010 is as follows:

Number of vested stock options	440,352
Weighted-average exercise price per share	$8.11
Aggregate intrinsic value	$162
Weighted-average remaining contractual term in years	4.7

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

	Six Months Ended
	March 31,
	2010	2009

Weighted-average grant date fair value per share of options granted	$3.65	$5.41
Significant fair value assumptions:
Expected term in years	6.00	6.00
Expected volatility	51.3%	48.7%
Expected dividends	0.0%	0.0%
Risk-free interest rates	2.3%	2.7%
Total intrinsic value of options exercised	$-	$21
Aggregate cash received for option exercises	$-	$32

Compensation cost (included in operating expenses)
Stock options	$322	$244
Restricted stock	167	61

Total	489	305
Tax benefit recognized	99	63

Net compensation cost	$390	$242

As of period end date:
Total compensation cost for non-vested awards
not yet recognized:
Stock options	$524	$670
Restricted stock	$155	$186
Weighted-average years to be recognized
Stock options	1.6	1.7
Restricted stock	1.6	1.7

3.	SELECTED BALANCE SHEET DATA
Inventories. Inventories consist of the following:

	March 31,	September 30,
	2010	2009

Finished goods	$1,509	$1,951
Work-in-process	20,540	22,080
Raw materials and supplies	9,265	9,930
Deferred cost of revenues	4,573	2,395
Under(over) applied manufacturing overhead costs	543	-

Total	$36,430	$36,356

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
Intangible Assets. Intangible assets consist of the following:

	March 31,	September 30,
	2010	2009

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	-	-

Customer relationships	8,947	9,018
Less accumulated amortization	(6,868)	(6,182)

	2,079	2,836

Backlog	1,491	1,579
Less accumulated amortization	(1,152)	(862)

	339	717

Total	$2,418	$3,553

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008.

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $344 and $310 for the three months ended March 31, 2010 and 2009, respectively, and $691 and $619 for the six months ended March 31, 2010 and 2009, respectively.

Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $162 and $192 for the three months ended March 31, 2010 and 2009, respectively, and $359 and $391 for the six months ended March 31, 2010 and 2009, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes.

4.	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Income (Loss)	$1,116	$1,733	$(324)	$2,190
Other Comprehensive Loss -
Foreign currency translation adjustment	(307)	(360)	(382)	(897)

Comprehensive Income (Loss)	$809	$1,373	$(706)	$1,293

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2010	2009

Cumulative currency translation adjustment	$(508)	$(126)
Unamortized benefit plan costs, net of tax of $7,898	(11,846)	(11,846)

Total	$(12,354)	$(11,972)

5.	EARNINGS (LOSS) PER SHARE
Shares used to compute earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$1,116	$1,733	$(324)	$2,190

Basic weighted-average shares	7,490,000	7,483,000	7,489,000	7,481,000

Diluted:
Weighted-average shares, basic	7,490,000	7,483,000	7,489,000	7,481,000
Dilutive effect of stock options	49,000	39,000	-	64,000

Weighted-average shares, diluted	7,539,000	7,522,000	7,489,000	7,545,000

Basic earnings (loss) per share	$0.15	$0.23	$(0.04)	$0.29
Diluted earnings (loss) per share	$0.15	$0.23	$(0.04)	$0.29
As of March 31, 2010 and 2009, we had 689,997 and 227,997 antidilutive options outstanding, respectively.
6.	DEBT
Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2010	2009

Senior Notes, 9%, due 2015	$110,000	$110,000
Capital Leases, due through 2014	247	248

Total Debt	110,247	110,248
Less Current Portion	(112)	(151)

Total Long-term Debt	$110,135	$110,097

6.	DEBT (continued)

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

6.	DEBT (continued)

Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 (the “Revolving Credit Facility”), with Wachovia Bank, National Association (predecessor by merger to Wells Fargo Bank, National Association), and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.

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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of March 31, 2010, our Total Leverage Ratio was 3.96 to 1.00 and our Interest Coverage Ratio was 2.79 to 1.00.

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

6.	DEBT (continued)

As of March 31, 2010, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,038, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit. As of March 31, 2010, we had $1,962 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

At the request of the NDEP, in the summer of 2009, we began renewed discussions to formalize our remediation efforts in a voluntary agreement that, if negotiated and executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. The agreement under discussion would be expected to be similar to others previously executed by the NDEP with other companies under similar circumstances. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight.

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

In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of March 31, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $22,000 to approximately $46,200 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $25,711, based on 13 years (beginning with Fiscal 2010), or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the six months ended March 31, 2010 is shown below:

Balance, September 30, 2009	$26,690
Additions or adjustments	-
Expenditures	(979)

Balance, March 31, 2010	$25,711

AFC Environmental Matters. Our Fine Chemicals segment, Ampac Fine Chemicals LLC (“AFC”), is located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC (predecessor in interest to AFC) as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Fine chemicals customer	40%	21%	27%	22%
Fine chemicals customer		21%		13%
Specialty chemicals customer		15%	16%	21%
Specialty chemicals customer		11%
The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues:
Fine Chemicals	$33,673	$31,738	$43,177	$52,122
Specialty Chemicals	14,086	17,283	26,889	34,641
Aerospace Equipment	10,168	7,135	18,493	12,892
Other Businesses	1,468	279	4,900	2,409

Total Revenues	$59,395	$56,435	$93,459	$102,064

Segment Operating Income (Loss):
Fine Chemicals	$2,500	$1,406	$1,760	$382
Specialty Chemicals	6,513	8,325	12,344	15,931
Aerospace Equipment	25	743	(337)	1,153
Other Businesses	69	(167)	52	378

Total Segment Operating Income	9,107	10,307	13,819	17,844
Corporate Expenses	(3,672)	(4,081)	(8,245)	(8,193)

Operating Income	$5,435	$6,226	$5,574	$9,651

Depreciation and Amortization:
Fine Chemicals	$3,194	$3,136	$6,522	$6,344
Specialty Chemicals	406	323	577	627
Aerospace Equipment	392	323	815	654
Other Businesses	4	3	8	6
Corporate	127	116	254	239

Total Depreciation and Amortization	$4,123	$3,901	$8,176	$7,870

9.	INCOME TAXES

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

As of both March 31, 2010 and September 30, 2009, our recorded liability for unrecognized tax benefits was $652, of which $335 would affect our effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. In Fiscal 2010, it is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $323 primarily as a result of a change in accounting methods for tax purposes and the lapsing of statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and September 30, 2009, we had accrued $172 and $164, respectively, for the payment of tax-related interest and penalties. For the six months ended March 31, 2010 and 2009, income tax (benefit) expense includes a benefit of $49 and expense of $2 for interest and penalties.

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

We provide healthcare and life insurance benefits to substantially all of our employees.

10.	DEFINED BENEFIT PLANS (Continued)

Net periodic pension cost consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Pension Plans:
Service Cost	$625	$507	$1,250	$1,014
Interest Cost	798	670	1,596	1,340
Expected Return on Plan Assets	(603)	(601)	(1,206)	(1,202)
Recognized Actuarial Losses	263	109	526	218
Amortization of Prior Service Costs	19	19	38	38

Net Periodic Pension Cost	$1,102	$704	$2,204	$1,408

Supplemental Executive Retirement Plan:
Service Cost	$110	$97	$220	$195
Interest Cost	94	102	187	204
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	105	105	210	210

Net Periodic Pension Cost	$309	$304	$617	$609

For the six months ended March 31, 2010, we contributed $1,211 to the Pension Plans to fund benefit payments and anticipate making approximately $1,357 in additional contributions through September 30, 2010. For the six months ended March 31, 2010, we contributed $63 to the SERP to fund benefit payments and anticipate making approximately $364 in additional contributions through September 30, 2010.

11.	GUARANTOR SUBSIDIARIES

As discussed in Note 6, in February 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s material U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s foreign subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the Senior Notes. Each of the Parent’s subsidiaries is 100% owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

11.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet - March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$31,115	$1,399	$-	$32,514
Accounts Receivable, Net	-	38,433	3,319	(284)	41,468
Inventories	-	35,153	1,277	-	36,430
Prepaid Expenses and Other Assets	-	1,935	456	-	2,391
Income Taxes Receivable and Deferred Income Taxes	-	7,784	-	-	7,784

Total Current Assets	-	114,420	6,451	(284)	120,587
Property, Plant and Equipment, Net	-	109,483	1,665	-	111,148
Intangible Assets, Net	-	1,156	1,262	-	2,418
Goodwill	-	-	2,899	-	2,899
Deferred Income Taxes	-	21,124	-	-	21,124
Other Assets	-	10,420	-	-	10,420
Intercompany Advances	79,918	3,769	-	(83,687)	-
Investment in Subsidiaries, Net	100,962	4,744	-	(105,706)	-

Total Assets	$180,880	$265,116	$12,277	$(189,677)	$268,596

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$20,864	$2,254	$(284)	$22,834
Environmental Remediation Reserves	-	2,101	-	-	2,101
Deferred Revenues and Customer Deposits	-	7,861	1,347	-	9,208
Current Portion of Long-Term Debt	-	64	48	-	112
Intercompany Advances	-	79,918	3,769	(83,687)	-

Total Current Liabilities	-	110,808	7,418	(83,971)	34,255
Long-Term Debt	110,000	68	67	-	110,135
Environmental Remediation Reserves	-	23,610	-	-	23,610
Pension Obligations and Other Long-Term Liabilities	-	29,668	48	-	29,716

Total Liabilities	110,000	164,154	7,533	(83,971)	197,716
Total Shareholders’ Equity	70,880	100,962	4,744	(105,706)	70,880

Total Liabilities and Shareholders’ Equity	$180,880	$265,116	$12,277	$(189,677)	$268,596

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$56,648	$2,597	$150	$59,395
Cost of Revenues	-	40,360	2,006	150	42,516

Gross Profit	-	16,288	591	-	16,879
Operating Expenses	-	10,440	1,004	-	11,444

Operating Income (Loss)	-	5,848	(413)	-	5,435
Interest and Other Income	2,664	36	(271)	(2,689)	(260)
Interest Expense	2,664	2,738	27	(2,689)	2,740

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	3,146	(711)	-	2,435
Income Tax Benefit	-	1,254	65	-	1,319

Income (Loss) before
Equity Account for Subsidiaries	-	1,892	(776)	-	1,116
Equity Account for Subsidiaries	1,116	(776)	-	(340)	-

Net Income (Loss)	$1,116	$1,116	$(776)	$(340)	$1,116

11. GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$88,376	$5,100	$(17)	$93,459
Cost of Revenues	-	60,372	3,779	(17)	64,134

Gross Profit	-	28,004	1,321	-	29,325
Operating Expenses	-	21,697	2,054	-	23,751

Operating Income (Loss)	-	6,307	(733)	-	5,574
Interest and Other Income	5,333	76	(296)	(5,381)	(268)
Interest Expense	5,333	5,427	52	(5,381)	5,431

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	956	(1,081)	-	(125)
Income Tax Benefit	-	177	22	-	199

Income (Loss) before
Equity Account for Subsidiaries	-	779	(1,103)	-	(324)
Equity Account for Subsidiaries	(324)	(1,103)	-	1,427	-

Net Loss	$(324)	$(324)	$(1,103)	$1,427	$(324)

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$15,483	$(889)	$-	$14,594

Cash Flows from Investing Activities:
Capital expenditures	-	(3,115)	(473)	-	(3,588)

Net Cash Used in Investing Activities	-	(3,115)	(473)	-	(3,588)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(65)	(24)	-	(89)
Intercompany advances, net	-	(1,234)	1,234	-	-

Net Cash Provided (Used) by Financing Activities	-	(1,299)	1,210	-	(89)

Effect of Changes in Currency Exchange Rates	-	-	(84)	-	(84)

Net Change in Cash and Cash Equivalents	-	11,069	(236)	-	10,833
Cash and Cash Equivalents, Beginning of Period	-	20,046	1,635	-	21,681

Cash and Cash Equivalents, End of Period	$-	$31,115	$1,399	$-	$32,514

11. GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet - September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$20,046	$1,635	$-	$21,681
Accounts Receivable, Net	-	40,399	3,951	(322)	44,028
Inventories	-	35,223	1,133	-	36,356
Prepaid Expenses and Other Assets	-	1,645	166	-	1,811
Income Taxes Receivable and Deferred Income Taxes	-	8,465	-	-	8,465

Total Current Assets	-	105,778	6,885	(322)	112,341
Property, Plant and Equipment, Net	-	113,143	1,502	-	114,645
Intangible Assets, Net	-	1,775	1,778	-	3,553
Goodwill	-	-	3,144	-	3,144
Deferred Income Taxes	-	21,121	-	-	21,121
Other Assets	-	10,037	-	-	10,037
Intercompany Advances	79,918	2,535	-	(82,453)	-
Investment in Subsidiaries, Net	101,179	6,229	-	(107,408)	-

Total Assets	$181,097	$260,618	$13,309	$(190,183)	$264,841

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$19,894	$1,936	$(322)	$21,508
Environmental Remediation Reserves	-	2,522	-	-	2,522
Deferred Revenues and Customer Deposits	-	4,579	2,332	-	6,911
Current Portion of Long-Term Debt	-	99	52	-	151
Intercompany Advances	-	79,918	2,535	(82,453)	-

Total Current Liabilities	-	107,012	6,855	(82,775)	31,092
Long-Term Debt	110,000	-	97	-	110,097
Environmental Remediation Reserves	-	24,168	-	-	24,168
Pension Obligations and Other Long-Term Liabilities	-	28,259	128	-	28,387

Total Liabilities	110,000	159,439	7,080	(82,775)	193,744
Total Shareholders’ Equity	71,097	101,179	6,229	(107,408)	71,097

Total Liabilities and Shareholders’ Equity	$181,097	$260,618	$13,309	$(190,183)	$264,841

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$54,711	$1,823	$(99)	$56,435
Cost of Revenues	-	37,936	1,301	(99)	39,138

Gross Profit	-	16,775	522	-	17,297
Operating Expenses	-	10,483	588	-	11,071

Operating Income (Loss)	-	6,292	(66)	-	6,226
Interest and Other Income	2,664	35	(44)	(2,674)	(19)
Interest Expense	2,664	2,686	8	(2,674)	2,684

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	3,641	(118)	-	3,523
Income Tax Benefit	-	1,790	-	-	1,790

Income (Loss) before
Equity Account for Subsidiaries	-	1,851	(118)	-	1,733
Equity Account for Subsidiaries	1,733	(118)	-	(1,615)	-

Net Income (Loss)	$1,733	$1,733	$(118)	$(1,615)	$1,733

11. GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$98,613	$3,568	$(117)	$102,064
Cost of Revenues	-	67,745	2,405	(117)	70,033

Gross Profit	-	30,868	1,163	-	32,031
Operating Expenses	-	21,194	1,186	-	22,380

Operating Income (Loss)	-	9,674	(23)	-	9,651
Interest and Other Income	5,333	122	(70)	(5,343)	42
Interest Expense	5,333	5,370	18	(5,343)	5,378

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	4,426	(111)	-	4,315
Income Tax Benefit	-	2,125	-	-	2,125

Income (Loss) before
Equity Account for Subsidiaries	-	2,301	(111)	-	2,190
Equity Account for Subsidiaries	2,190	(111)	-	(2,079)	-

Net Income (Loss)	$2,190	$2,190	$(111)	$(2,079)	$2,190

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$-	$12,884	$1,268	$-	$14,152

Cash Flows from Investing Activities:
Capital expenditures	-	(4,050)	(362)	-	(4,412)
Acquisition of business, net of cash acquired	-	(7,132)	471	-	(6,661)

Net Cash Provided (Used) by Investing Activities	-	(11,182)	109	-	(11,073)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(127)	(45)	-	(172)
Issuance of common stock	32	-	-	-	32
Excess tax benefit from exercise of stock options	3	-	-	-	3
Intercompany advances, net	(35)	(364)	399	-	-

Net Cash Provided (Used) by Financing Activities	-	(491)	354	-	(137)

Net Change in Cash and Cash Equivalents	-	1,211	1,731	-	2,942
Cash and Cash Equivalents, Beginning of Period	-	26,664	229	-	26,893

Cash and Cash Equivalents, End of Period	$-	$27,875	$1,960	$-	$29,835

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding working capital and related variances in the future, our potential incurrence of additional debt or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations and that existing circumstances will not materially affect our ability to meet future liquidity requirements, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated cash expenditures and timing for environmental remediation in connection with our former Henderson, Nevada site, our expectations regarding future compliance with debt covenants, our statement regarding the anticipated total volume of perchlorate products to be sold in the current fiscal year, our statement regarding one of the significant factors that will affect comparisons of our consolidated gross margins in the future, our expectations regarding segment revenues for the current fiscal year, our expectations regarding fulfillment of existing backlog within the next twelve months, our anticipated capital expenditures for the current fiscal year, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the second quarter and six-month period of the year ending September 30, 2010 (“Fiscal 2010”) as compared to the second fiscal quarter and six-month period of the year ended September 30, 2009 (“Fiscal 2009”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2009 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2009.
OUR COMPANY
We are a leading custom manufacturer of fine chemicals, specialty chemicals and propulsion products within our focused markets. We supply active pharmaceutical ingredients (“APIs”) and registered intermediates to the pharmaceutical industry. For the aerospace and defense industry we provide specialty chemicals used in solid rocket motors for space launch and military missiles. We also design and manufacture liquid propulsion systems, valves and structures for space and missile defense applications. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships. We work collaboratively with our customers to develop customized solutions that meet rigorous federal and international regulatory standards. We generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Fine Chemicals	57%	56%	46%	51%

Specialty Chemicals:
Perchlorates	22%	28%	26%	31%
Sodium Azide	0% *	1%	1%	1%
Halotron	2%	2%	2%	2%

Total Specialty Chemicals	24%	31%	29%	34%

Aerospace Equipment	17%	13%	20%	13%

Other Businesses:
Real Estate	0% *	0% *	0% *	0% *
Water Treatment Equipment	2%	0% *	5%	2%

Total Other Businesses	2%	0%	5%	2%

Total Revenues	100%	100%	100%	100%

* less than 1%
FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiary Ampac Fine Chemicals LLC (“AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The products we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition.
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
AEROSPACE EQUIPMENT. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries.
Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our products are utilized on various satellite and launch vehicle programs such as Space Systems/Loral’s 1300 series geostationary satellites.
Our European-based Aerospace Equipment operation designs, develops and manufactures liquid propulsion thrusters, high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.
OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment and real estate activities. Our water treatment equipment business designs, manufactures and markets systems for the control of noxious odors, the disinfection of water streams and the treatment of seawater. Our real estate activities are not material.

RESULTS OF OPERATIONS
REVENUES

	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$33,673	$31,738	$1,935	6%
Specialty Chemicals	14,086	17,283	(3,197)	(18%)
Aerospace Equipment	10,168	7,135	3,033	43%
Other Businesses	1,468	279	1,189	426%

Total Revenues	$59,395	$56,435	$2,960	5%

Six Months Ended:
Fine Chemicals	$43,177	$52,122	$(8,945)	(17%)
Specialty Chemicals	26,889	34,641	(7,752)	(22%)
Aerospace Equipment	18,493	12,892	5,601	43%
Other Businesses	4,900	2,409	2,491	103%

Total Revenues	$93,459	$102,064	$(8,605)	(8%)

Fine Chemicals. The increase in Fine Chemicals segment revenues for the Fiscal 2010 second quarter compared to the prior fiscal year second quarter is primarily due to the timing of customer orders, and the resulting revenues, between our fiscal year quarterly periods.
The decrease in Fine Chemicals segment revenues for the Fiscal 2010 six-month period compared to the prior fiscal year six-month period reflects reductions in orders for core products in each of our three primary therapeutic areas. The decline in segment revenues for the first half of Fiscal 2010 is consistent with our expectation that annual Fiscal 2010 revenues for this segment will decline in the range of 15% as compared to Fiscal 2009.
Specialty Chemicals. Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 89% and 92% of Specialty Chemicals segment revenues in the Fiscal 2010 and Fiscal 2009 six-month periods, respectively. The variances in Specialty Chemicals segment revenues reflect the following factors:
•	A 29% decrease in perchlorate volume offset by a 13% increase in the related average price per pound for the Fiscal 2010 second quarter compared to the prior fiscal year second quarter.
•	A 38% decrease in perchlorate volume offset by a 20% increase in the related average price per pound for the Fiscal 2010 six-month period compared to the prior fiscal year six-month period.
•	Sodium azide revenues increased $500 for the Fiscal 2010 six-month period compared to the prior fiscal year six-month period, reflecting increased sales outside the U.S.
•	Halotron revenues were consistent between comparable second quarter and six-month periods.
The decreases in volume for the Fiscal 2010 second quarter and six-month period are consistent with our expectation that total perchlorate volume for Fiscal 2010 is anticipated to decline by approximately 50% compared to the prior fiscal year. The increases in average prices per pound reflect two offsetting factors:
•
The average price per pound of Grade I AP increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix and comparable increases in catalog pricing.

•
This was offset, in part, by our other lower-priced perchlorate products, such as sodium perchlorate and potassium perchlorate, which accounted for a greater percentage of all perchlorate product volume in the Fiscal 2010 periods. This change in mix of perchlorate product sales had the effect of reducing the average price per pound of all perchlorate products.

Strategic and tactical missile programs accounted for the significant portion of perchlorate revenues in the Fiscal 2010 second quarter. In addition to the Fiscal 2010 second quarter activity, perchlorate revenues for the Fiscal 2010 six-month period include space related programs, primarily the Ares program. For the Fiscal 2009 second quarter and six-month period, the greatest contributor to segment revenues was product for the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program.
In February 2010, the administration released its fiscal year 2011 budget which included the proposed cancellation of NASA’s Constellation space exploration program. The Ares rocket, produced by our customer ATK, is a major part of the Constellation program. We are, of course, a major supplier of chemicals for this program, and it is a significant portion of the perchlorate demand. Congress will ultimately determine as part of the 2011 authorization and appropriation legislative process the policy and funding levels for NASA and will decide on the future funding level for Constellation. We believe that there is strong Congressional resistance to this new direction.
Aerospace Equipment. Aerospace Equipment segment revenues increased 43% for both the Fiscal 2010 second quarter and six-month period, as compared to each of the corresponding prior fiscal year periods. Revenue growth for the Fiscal 2010 second quarter and six-month period was driven by revenues for in-space propulsion engines which increased primarily due to the high volume of material receipts in the Fiscal 2010 second quarter. We expect that Aerospace Equipment segment revenues for the full Fiscal 2010 year will grow by at least 10% compared to the prior fiscal year.
COST OF REVENUES AND GROSS MARGIN

	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Revenues	$59,395	$56,435	$2,960	5%
Cost of Revenues	42,516	39,138	3,378	9%

Gross Margin	16,879	17,297	(418)	(2%)

Gross Margin Percentage	28%	31%

Six Months Ended:
Revenues	$93,459	$102,064	$(8,605)	(8%)
Cost of Revenues	64,134	70,033	(5,899)	(8%)

Gross Margin	29,325	32,031	(2,706)	(8%)

Gross Margin Percentage	31%	31%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.
Fine Chemicals. Fine Chemicals segment gross margin percentage improved by three points for the Fiscal 2010 second quarter and seven points for the Fiscal 2010 six-month period. The primary reason for the improvement is that manufacturing inefficiencies that affected the Fiscal 2009 periods did not recur in the Fiscal 2010 periods.
Specialty Chemicals. Lower manufacturing volume in Fiscal 2010, and the related effects on unit cost from fixed manufacturing overhead, have resulted in increases in manufacturing cost of AP per pound. These cost increases are consistent with the related price increases, and as a result, gross margin percentages have been maintained.
Aerospace Equipment. Aerospace Equipment segment gross margin percentage declined eleven points in the Fiscal 2010 six-month period compared to the prior fiscal year six-month period. The decline in gross margin is attributed primarily to increases in the estimated costs to complete certain of the Aerospace Equipment segment’s systems contracts.

OPERATING EXPENSES

	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,444	$11,071	$373	3%
Percentage of Revenues	19%	20%

Six Months Ended:
Operating Expenses	$23,751	$22,380	$1,371	6%
Percentage of Revenues	25%	22%
For our Fiscal 2010 second quarter, operating expenses increased $373 to $11,444 from $11,071 for the prior fiscal year second quarter. The most significant components of the net increase include:
•
An increase in Aerospace Equipment segment operating expenses of $594 primarily due to additional management and organization structure which was added to support the segment’s European growth strategy.

•	A decrease in corporate expenses primarily related to reduced strategic development costs.
For our Fiscal 2010 six-month period, operating expenses increased $1,371 to $23,751 from $22,380 for the prior fiscal year six-month period primarily due to an increase in Aerospace Equipment segment operating expenses for management and organization structure which was added to support the segment’s European growth strategy.
SEGMENT OPERATING INCOME (LOSS)

	March 31,		Favorable	Percentage
	2010	2009	(Unfavorable)	Change

Three Months Ended:
Fine Chemicals	$2,500	$1,406	$1,094	78%
Specialty Chemicals	6,513	8,325	(1,812)	(22%)
Aerospace Equipment	25	743	(718)	(97%)
Other Businesses	69	(167)	236	NM

Segment Operating Income	9,107	10,307	(1,200)	(12%)
Corporate Expenses	(3,672)	(4,081)	409	10%

Operating Income (Loss)	$5,435	$6,226	$(791)	(13%)

Six Months Ended:
Fine Chemicals	$1,760	$382	$1,378	361%
Specialty Chemicals	12,344	15,931	(3,587)	(23%)
Aerospace Equipment	(337)	1,153	(1,490)	NM
Other Businesses	52	378	(326)	(86%)

Segment Operating Income	13,819	17,844	(4,025)	(23%)
Corporate Expenses	(8,245)	(8,193)	(52)	(1%)

Operating Income	$5,574	$9,651	$(4,077)	(42%)

NM=Not meaningful
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

BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $55,300 and $28,200 as of March 31, 2010 and September 30, 2009, respectively. We anticipate order backlog as of March 31, 2010 to be substantially filled during the next twelve months.
Our Aerospace Equipment segment is supplier to government contractors, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $47,500 and $39,600, respectively, as of March 31, 2010, compared to total backlog and funded backlog of $46,800 and $38,900, respectively, as of September 30, 2009. We anticipate funded backlog as of March 31, 2010 to be substantially completed during the next twelve months.
Backlog is not a meaningful measure for our other business lines.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Six Months Ended March 31,			Percentage
	2010	2009	Change	Change

Cash Provided (Used) By:
Operating activities	$14,594	$14,152	$442	3%
Investing activities	(3,588)	(11,073)	7,485	(68%)
Financing activities	(89)	(137)	48	(35%)
Effect of changes in exchange rates on cash	(84)	-	(84)	NM

Net change in cash for period	$10,833	$2,942	$7,891	268%

NM = Not meanginful.
Operating Activities. Operating activities provided cash of $14,594 for the Fiscal 2010 six-month period compared to $14,152 for the prior fiscal year six-month period, resulting in an increase of $442 from the prior fiscal year period.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $3,897.
•	An increase in cash provided by working capital accounts of $4,431, excluding the effects of interest and income taxes.
•	An increase in cash taxes refunded of $249.
•	An increase in cash paid for interest of $53.
•	An increase in cash used for environmental remediation of $262.
•	Other decreases in cash provided by operating activities of $26.
The increase in cash provided by working capital accounts for the Fiscal 2010 six-month period is primarily due to timing. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of most fine chemical products requires a length of time that exceeds one quarter. In addition, the timing of Aerospace Equipment segment revenues recognized under the percentage-of-completion method differs from the timing of the related billings to customers. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Investing Activities. Capital expenditures decreased by $824 in the Fiscal 2010 six-month period compared to the prior fiscal year six-month period due to the timing of expenditures. Capital expenditures in both periods were primarily maintenance capital related.
We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2010 to range from approximately $10,000 to approximately $14,000, which we fund primarily from our working capital. Amounts above the lower end of the range represent discretionary growth capital spending.
LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2010, we had cash of $32,514. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $18,038 as of March 31, 2010. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during our Fiscal 2010 periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 (the “Revolving Credit Facility”), with Wachovia Bank, National Association (predecessor by merger to Wells Fargo Bank, National Association), and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to

$20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of March 31, 2010, our Total Leverage Ratio was 3.96 to 1.00 and our Interest Coverage Ratio was 2.79 to 1.00.
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
As of March 31, 2010, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,038, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
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
In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”) that includes five participants comprised of active and former executive officers. The SERP is an unfunded plan and as of September 30, 2009, the SERP obligation was $6,981. For Fiscal 2009, we paid SERP retirement benefits of $127. We anticipate paying SERP retirement benefits in the amount of $427 during Fiscal 2010. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.
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
In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional service costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of March 31, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $22,000 to approximately $46,200 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $25,711, based on 13 years (beginning with Fiscal 2010), or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS. Our contractual obligations are summarized in our Annual Report on Form 10-K for Fiscal 2009. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, and operating leases. As of March 31, 2010, there have been no material changes to our contractual obligations from September 30, 2009.
In addition, at March 31, 2010:
•
We have recorded an estimated liability for environmental remediation of $25,711 (see Note 7 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $2,522 for environmental remediation during Fiscal 2010.

•
We have recorded aggregate unfunded Pension Plans and SERP obligations of $29,748 (see Note 10 to the condensed consolidated financial statements included in Item 1 of this report). We expect to contribute $2,995 to our Pension Plans and SERP during Fiscal 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of March 31, 2010, we had $1,962 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
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
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was $4,200 as of March 31, 2010.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria included in the relevant accounting standard, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $36,811 and $25,882 as of March 31, 2010, and September 30, 2009, respectively.
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
When measuring deferred tax assets, we assess whether a valuation allowance should be established. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of valuation allowance requirements, if any, involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies. We rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets. We weigh both positive and negative evidence in determining whether it is more likely than not that a valuation allowance is required.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to a material weakness relating to the Company’s internal control over financial reporting, which we view as part of our disclosure controls and procedures, as previously reported in Item 9A(T), “Controls and Procedures,” within “Management’s Report on Internal Controls Over Financial Reporting” contained in the Company’s Annual Report on Form 10-K for Fiscal 2009, as filed with the SEC on December 29, 2009. In particular, because the previously reported material weakness in internal control over financial reporting, which was due to inadequate controls for non-routine transactions at the Company’s Fine Chemicals segment, had not been fully remediated as of the quarter ended March 31, 2010, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2010. Management’s previously reported material weakness determination was based upon the likelihood and potential magnitude of a misstatement to the annual or interim financial statements being reasonably possible.
As a result of the identification of the previously reported material weakness in internal control over financial reporting, corporate personnel performed additional analysis and procedures with respect to the Fiscal 2010 second quarter in order to prepare the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These procedures were performed to test the propriety of Fine Chemicals segment revenue recognition and included the following:
•	Developed and implemented a comprehensive Fine Chemicals segment revenue recognition testing work program based on a risk assessment that determined the scope of transactions to be tested.

•
Reviewed significant manufacturing agreements, customer proposals and purchase orders, including contractual arrangements documented outside of the customer’s written contract or purchase order, related to revenues recorded in our Fiscal 2010 second quarter.

As a result of the above described procedures, we recorded no additional corrections or adjustments for the quarter ended March 31, 2010 in connection with the previously identified material weakness.
During the quarter ended March 31, 2010, we undertook, and we continue to undertake, extensive work to remedy the previously identified material weakness, including identifying specific remediation initiatives. As of March 31, 2010, we continued to implement the following actions:
•	Improving the Fine Chemicals segment contract administration process to ensure the proper approval and circulation of all sales arrangements, including non-standard commitments;

•
Providing additional and on-going training to Fine Chemicals segment finance and accounting staff on the application of technical accounting pronouncements, especially in the area of revenue recognition. Additionally, we continued to provide training to Fine Chemicals segment product managers and others involved in negotiating contractual arrangements with our customers to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and

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
A substantial portion of our revenues are derived from our fixed-price or similar contracts. When we enter into fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Many of our fixed-price or similar contracts require us to provide a customized product over a long period at a pre-established price or prices for such product. For example, when AFC is initially engaged to manufacture a product, we often agree to set the price for such product, and any time-based increases to such price, at the beginning of the contracting period and prior to fully testing and beginning the customized manufacturing process. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total estimated contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs, or external factors that may impact contract costs, fixed prices or profit yields, such as fluctuations in international currency exchange rates, may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Ultimately, fixed-price contracts and similar types of contracts present the inherent risk of un-reimbursed cost overruns and unanticipated external factors that negatively impact contract costs, fixed prices or profit yields, any of which could have a material adverse effect on our operating results, financial condition, or cash flows. Moreover, to the extent that we do not anticipate the increase in cost or the effect of external factors over time on the production or pricing of the products which are the subject of our fixed-price contracts, our profitability could be adversely affected.
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
Review of Perchlorate Toxicity by the EPA. Perchlorate is not currently included in the list of hazardous substances compiled by the U.S. Environmental Protection Agency, or EPA, but it is on the EPA’s Contaminant Candidate List 3. The National Academy of Sciences, the EPA and certain states have set or discussed certain guidelines on the acceptable levels of perchlorate in water. The outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. While the presence of regulatory review presents general business risk to our company, we are currently unaware of any regulatory proposal that would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices. It is possible that the regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.
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
Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and the fiscal year ended September 30, 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late Fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In the fiscal year ended September 30, 2007, we began the O&M phase. However, following the receipt, in late Fiscal 2009, of new data regarding groundwater movement, and following our determination to install additional groundwater extraction wells, we increased our accruals by approximately $9,600 for the engineering, design, installation and cost of additional remediation equipment, and we separately increased our accruals by $4,100 for our estimate of total remaining O&M costs, due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The amount of $13,700, representing the sum of the estimated costs for the additional equipment and the anticipated incremental O&M costs, was recorded as a charge to earnings in our Fiscal 2009 fourth quarter. For future periods, total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional above-ground remediation equipment becomes operational. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with the fiscal year ending September 30, 2010 (“Fiscal 2010”). Within that range, we estimate that a range of 13 to 23 years is more likely. We are unable to predict over the longer term the most probable life. Key factors in determining the total estimated cost of our remediation efforts include groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates and annual O&M costs. As of March 31, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $22,000 to approximately $46,200 based on a possible total remaining life of the project ranging from 10 to 29 years, beginning with Fiscal 2010. The accrued amount was $25,711, based on the low end of the more likely range of 13 to 23 years, or 13 years, as no amount within the range was more likely. Our estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of March 31, 2010, we had established reserves in connection with the AMPAC Henderson Site of approximately $25,711, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of Fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.
Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Our Aerospace Equipment segment also has small manufacturing facilities in Ireland and the U.K. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at one of our facilities, even on a short-

term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
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
AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. Certain key raw materials are obtained from sources from outside the U.S. Factors that can cause delays in the arrival of raw materials include weather or other natural events, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.
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
The pharmaceutical fine chemicals industry is a capital-intensive industry. Consequently, AFC’s capital expenditures consume cash from our Fine Chemicals segment and our other operations and from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, which may be potentially costly or even unavailable in the current conditions of the credit markets in the U.S. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.
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
Although we undertake a diligence investigation of each acquisition target that we pursue, there may be liabilities of the acquired companies or assets that we fail to or are unable to discover during the diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the ultimate actual liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions, our liquidity or our financial condition.
As of March 31, 2010, we had outstanding debt totaling $110,247, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
We are obligated to comply with various ongoing covenants in our debt, which could restrict our operations, and if we should fail to satisfy any of these covenants, the payment under our debt could be accelerated, which would negatively impact our liquidity.
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
Any of the covenants described above may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which would negatively impact our liquidity.
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
As of March 31, 2010, we had unfunded pension obligations, including the current and non-current portions, of $29,748. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
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
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION – None.
ITEM 6. EXHIBITS – See attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: May 11, 2010	/s/ JOSEPH CARLEONE

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