Form 10-Q
period 2010-06-30
AMERICAN PACIFIC CORP
filed 2010-08-06
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     The number of shares of the registrant’s common stock outstanding as of July 30, 2010 was 7,543,091.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$37,247	$31,490	$130,706	$133,554
Cost of Revenues	28,920	24,227	93,054	94,260

Gross Profit	8,327	7,263	37,652	39,294
Operating Expenses	11,946	10,915	35,697	33,295

Operating Income	(3,619)	(3,652)	1,955	5,999
Interest and Other Income (Expense), Net	(291)	28	(559)	70
Interest Expense	2,671	2,683	8,102	8,061

Loss before Income Tax	(6,581)	(6,307)	(6,706)	(1,992)
Income Tax Benefit	(2,008)	(2,752)	(1,809)	(627)

Net Loss	$(4,573)	$(3,555)	$(4,897)	$(1,365)

Loss per Share:
Basic	$(0.61)	$(0.48)	$(0.65)	$(0.18)
Diluted	$(0.61)	$(0.48)	$(0.65)	$(0.18)

Weighted Average Shares Outstanding:
Basic	7,491,000	7,483,000	7,489,000	7,482,000
Diluted	7,491,000	7,483,000	7,489,000	7,482,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	June 30,	September 30,
	2010	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$32,161	$21,681
Accounts Receivable, Net	30,833	44,028
Inventories	35,825	36,356
Prepaid Expenses and Other Assets	1,917	1,811
Income Taxes Receivable	3,149	2,148
Deferred Income Taxes	6,139	6,317

Total Current Assets	110,024	112,341
Property, Plant and Equipment, Net	112,664	114,645
Intangible Assets, Net	1,865	3,553
Goodwill	2,631	3,144
Deferred Income Taxes	21,049	21,121
Other Assets	9,753	10,037

TOTAL ASSETS	$257,986	$264,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,647	$7,444
Accrued Liabilities	4,638	5,295
Accrued Interest	3,938	1,650
Employee Related Liabilities	6,838	6,930
Income Taxes Payable	48	189
Deferred Revenues and Customer Deposits	7,305	6,911
Current Portion of Environmental Remediation Reserves	2,091	2,522
Current Portion of Long-Term Debt	65	151

Total Current Liabilities	34,570	31,092
Long-Term Debt	105,113	110,097
Environmental Remediation Reserves	23,071	24,168
Pension Obligations	28,925	27,720
Other Long-Term Liabilities	233	667

Total Liabilities	191,912	193,744

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,543,091 and 7,504,591 issued	754	750
Capital in Excess of Par Value	72,965	72,322
Retained Earnings	5,100	9,997
Accumulated Other Comprehensive Loss	(12,745)	(11,972)

Total Shareholders’ Equity	66,074	71,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,986	$264,841

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(4,897)	$(1,365)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	11,980	11,971
Non-cash interest expense	472	473
Share-based compensation	635	474
Deferred income taxes	136	(14)
Loss on sale of assets	12	52
Changes in operating assets and liabilities:
Accounts receivable, net	12,917	2,284
Inventories	711	(4,847)
Prepaid expenses and other current assets	(127)	1,792
Accounts payable	756	(2,780)
Income taxes	(1,125)	(262)
Accrued liabilities	(624)	(1,034)
Accrued interest	2,288	2,475
Employee related liabilities	(305)	(1,298)
Deferred revenues and customer deposits	539	3,567
Environmental remediation reserves	(1,528)	(987)
Pension obligations, net	1,451	859
Other	(280)	(8)

Net Cash Provided by Operating Activities	23,011	11,352

Cash Flows from Investing Activities:
Capital expenditures	(7,392)	(6,312)
Acquisition of business, net of cash acquired	-	(6,725)
Other investing activities	10	-

Net Cash Used by Investing Activities	(7,382)	(13,037)

Cash Flows from Financing Activities:
Payments of long-term debt	(5,048)	(272)
Issuances of common stock, net	11	32

Net Cash Used by Financing Activities	(5,037)	(240)

Effect of Changes in Currency Exchange Rates on Cash	(112)	-

Net Change in Cash and Cash Equivalents	10,480	(1,925)
Cash and Cash Equivalents, Beginning of Period	21,681	26,893

Cash and Cash Equivalents, End of Period	$32,161	$24,968

Cash Paid (Received) For:
Interest	$5,342	$5,113
Income taxes	(501)	(380)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	1,525	408
Capital Leases Originated	98	-
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009. The operating results for the three-month and nine-month periods ended June 30, 2010 and cash flows for the nine-month period ended June 30, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Fair Value Disclosure of Financial Instruments. We estimate the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $103,425 based on the trade date closest to June 30, 2010, which was June 29, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Classified as cost of revenues
Depreciation	$3,101	$3,446	$9,934	$10,048
Classified as operating expenses
Depreciation	194	125	487	383
Amortization	509	530	1,559	1,540

Total	$3,804	$4,101	$11,980	$11,971

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,612 and $25,882 as of June 30, 2010 and September 30, 2009, respectively.

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

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, which provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. We are currently evaluating the impact of adopting this ASU, which is effective for us beginning on October 1, 2010.

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of June 30, 2010, there were no shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of June 30, 2010, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of June 30, 2010, there were 12,000 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2. SHARE-BASED COMPENSATION (continued)
A summary of our stock option and restricted stock activity for the nine months ended June 30, 2010 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Balance, September 30, 2009	540,997	$8.64	161,710	$5.57	22,000	$11.25
Granted	149,000	7.21	149,000	3.65	36,000	7.15
Vested	-	-	(61,065)	5.62	(7,336)	11.25
Exercised	(2,500)	4.87	-	-	-	-
Expired / Cancelled	(28,571)	8.90	-	-	-	-

Balance, June 30, 2010	658,926	8.32	249,645	4.41	50,664	8.34

A summary of our exercisable stock options as of June 30, 2010 is as follows:

Number of vested stock options	409,281
Weighted-average exercise price per share	$8.07
Aggregate intrinsic value	$15
Weighted-average remaining contractual term in years	4.8

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

	Nine Months Ended
	June 30,
	2010	2009

Weighted-average grant date fair value per share of options granted	$3.65	$5.41
Significant fair value assumptions:
Expected term in years	6.00	6.00
Expected volatility	51.3%	48.7%
Expected dividends	0.0%	0.0%
Risk-free interest rates	2.3%	2.7%
Total intrinsic value of options exercised	$4	$21
Aggregate cash received for option exercises	$12	$32

Compensation cost (included in operating expenses)
Stock options	$435	$375
Restricted stock	200	99

Total	635	474
Tax benefit recognized	143	105

Net compensation cost	$492	$369

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$412	$512
Restricted stock	$122	$148
Weighted-average years to be recognized
Stock options	1.4	1.6
Restricted stock	1.5	1.6

3.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	June 30,	September 30,
	2010	2009

Finished goods	$5,323	$1,951
Work-in-process	17,654	22,080
Raw materials and supplies	9,435	9,930
Deferred cost of revenues	3,417	2,395
Under(over) applied manufacturing overhead costs	(4)	-

Total	$35,825	$36,356

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

Intangible Assets. Intangible assets consist of the following:

	June 30,	September 30,
	2010	2009

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	-	-

Customer relationships	8,897	9,018
Less accumulated amortization	(7,202)	(6,182)

	1,695	2,836

Backlog	1,479	1,579
Less accumulated amortization	(1,309)	(862)

	170	717

Total	$1,865	$3,553

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008.

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $341 and $310 for the three months ended June 30, 2010 and 2009, respectively, and $1,032 and $929 for the nine months ended June 30, 2010 and 2009, respectively.

Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $168 and $220 for the three months ended June 30, 2010 and 2009, respectively, and $527 and $611 for the nine months ended June 30, 2010 and 2009, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes.

4.	COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Loss	$(4,573)	$(3,555)	$(4,897)	$(1,365)
Other Comprehensive Loss -
Foreign currency translation adjustment	(391)	765	(773)	(132)

Comprehensive Loss	$(4,964)	$(2,790)	$(5,670)	$(1,497)

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2010	2009

Cumulative currency translation adjustment	$(898)	$(126)
Unamortized benefit plan costs, net of tax of $7,898	(11,847)	(11,846)

Total	$(12,745)	$(11,972)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$(4,573)	$(3,555)	$(4,897)	$(1,365)

Basic weighted-average shares	7,491,000	7,483,000	7,489,000	7,482,000

Diluted:
Weighted-average shares, basic	7,491,000	7,483,000	7,489,000	7,482,000
Dilutive effect of stock options	-	-	-	-

Weighted-average shares, diluted	7,491,000	7,483,000	7,489,000	7,482,000

Basic loss per share	$(0.61)	$(0.48)	$(0.65)	$(0.18)
Diluted loss per share	$(0.61)	$(0.48)	$(0.65)	$(0.18)
As of June 30, 2010 and 2009, we had 658,926 and 340,161 antidilutive options outstanding, respectively.
6.	DEBT
Our outstanding debt balances consist of the following:

	June 30,	September 30,
	2010	2009

Senior Notes, 9%, due 2015	$105,000	$110,000
Capital Leases, due through 2014	178	248

Total Debt	105,178	110,248
Less Current Portion	(65)	(151)

Total Long-term Debt	$105,113	$110,097

6.	DEBT (continued)

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

The Senior Notes were issued pursuant to an indenture which contains certain customary events of default, including cross-default provisions if we default under our existing and future debt agreements having, individually or in the aggregate, a principal or similar amount outstanding of at least $10,000, and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:

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

Senior Note Repurchase. In June 2010, we repurchased and cancelled $5,000 in principal amount of our Senior Notes for $4,900. As a result of this repurchase, we recorded an immaterial loss of $16 in other income (expense), net of deferred financing costs of $116.

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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of June 30, 2010, our Total Leverage Ratio was 3.88 to 1.00 and our Interest Coverage Ratio was 2.72 to 1.00.

The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods), including cross-default provisions that include our Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations

6.	DEBT (continued)
under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated.

As of June 30, 2010, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,112, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Letters of Credit. As of June 30, 2010, we had $1,888 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

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

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

At the request of the NDEP, in the summer of 2009, we began renewed discussions, which remain on-going, to formalize our remediation efforts in a voluntary agreement that, if negotiated and executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. The agreement under discussion would be expected to be similar to others previously executed by the NDEP with other companies under similar circumstances. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight.

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

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this more recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

As of June 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $21,400 to approximately $45,600 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $25,162, based on 13 years (beginning with Fiscal 2010), or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the nine months ended June 30, 2010 is shown below:

Balance, September 30, 2009	$26,690
Additions or adjustments	-
Expenditures	(1,528)

Balance, June 30, 2010	$25,162

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

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, AMPAC Fine Chemicals or AFC). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale.

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

8. SEGMENT INFORMATION (Continued)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fine chemicals customer	17%	38%	24%	26%
Fine chemicals customer	11%			10%
Fine chemicals customer	11%
Fine chemicals customer	13%
Specialty chemicals customer			12%	17%
Specialty chemicals customer		11%
The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Fine Chemicals	$19,951	$15,644	$63,128	$67,766
Specialty Chemicals	8,168	6,299	35,057	40,940
Aerospace Equipment	8,647	9,085	27,140	21,977
Other Businesses	481	462	5,381	2,871

Total Revenues	$37,247	$31,490	$130,706	$133,554

Segment Operating Income (Loss):
Fine Chemicals	$(2,458)	$(752)	$(698)	$(370)
Specialty Chemicals	2,796	552	15,140	16,481
Aerospace Equipment	(120)	417	(457)	1,571
Other Businesses	(286)	(215)	(234)	164

Total Segment Operating Income (Loss)	(68)	2	13,751	17,846
Corporate Expenses	(3,551)	(3,654)	(11,796)	(11,847)

Operating Income (Loss)	$(3,619)	$(3,652)	$1,955	$5,999

Depreciation and Amortization:
Fine Chemicals	$3,200	$3,281	$9,722	$9,625
Specialty Chemicals	14	324	591	951
Aerospace Equipment	424	378	1,239	1,032
Other Businesses	4	3	12	9
Corporate	162	115	416	354

Total Depreciation and Amortization	$3,804	$4,101	$11,980	$11,971

9.	INCOME TAXES

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

As of June 30, 2010 and September 30, 2009, our recorded liability for unrecognized tax benefits was $329, of which $327 would affect our effective tax rate if recognized, and $652, respectively. The remaining balance is related to deferred tax items which only impact the timing of tax payments. It is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $79 during the next twelve months primarily as a result of the lapsing of statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and September 30, 2009, we had accrued $80 and $164, respectively, for the payment of tax-related interest and penalties. For the nine months ended June 30, 2010 and 2009, income tax benefit includes a benefit of $140 and $1, respectively, for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2007.

10.	DEFINED BENEFIT PLANS

We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended and restated (collectively, the “Pension Plans”). In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not effected by this change. Beginning July 1, 2010, new U.S. employees will participate solely in one of the Company’s 401(k) plans.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), which includes certain of our existing and prior executive officers.

We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except AFC bargaining unit employees and the other covers AFC bargaining unit employees. For U.S. employees of the Company prior to July 1, 2010, we make matching contributions for AFC employees and U.S. employees of our Aerospace Equipment segment. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment. Beginning July 1, 2010, for all eligible new U.S. employees we will make matching contributions.

We provide healthcare and life insurance benefits to substantially all of our employees.

10.	DEFINED BENEFIT PLANS (Continued)
Net periodic pension cost consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Pension Plans:
Service Cost	$397	$524	$1,647	$1,538
Interest Cost	864	832	2,460	2,172
Expected Return on Plan Assets	(600)	(448)	(1,806)	(1,650)
Recognized Actuarial Losses	357	169	883	387
Amortization of Prior Service Costs	13	19	51	57

Net Periodic Pension Cost	$1,031	$1,096	$3,235	$2,504

Supplemental Executive Retirement Plan:
Service Cost	$109	$67	$329	$262
Interest Cost	94	73	281	277
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	105	116	315	326

Net Periodic Pension Cost	$308	$256	$925	$865

For the nine months ended June 30, 2010, we contributed $2,615 to the Pension Plans to fund benefit payments and anticipate making approximately $672 in additional contributions through September 30, 2010. For the nine months ended June 30, 2010, we contributed $95 to the SERP to fund benefit payments and anticipate making approximately $332 in additional contributions through September 30, 2010.

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

11.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet - June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$31,643	$518	$-	$32,161
Accounts Receivable, Net	-	27,088	4,294	(549)	30,833
Inventories	-	34,579	1,246	-	35,825
Prepaid Expenses and Other Assets	-	1,531	386	-	1,917
Income Taxes Receivable and Deferred Income Taxes	-	9,288	-	-	9,288

Total Current Assets	-	104,129	6,444	(549)	110,024
Property, Plant and Equipment, Net	-	111,082	1,582	-	112,664
Intangible Assets, Net	-	847	1,018	-	1,865
Goodwill	-	-	2,631	-	2,631
Deferred Income Taxes	-	21,049	-	-	21,049
Other Assets	-	9,753	-	-	9,753
Intercompany Advances	79,929	4,333	-	(84,262)	-
Investment in Subsidiaries, Net	91,145	3,646	-	(94,791)	-

Total Assets	$171,074	$254,839	$11,675	$(179,602)	$257,986

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$23,638	$2,020	$(549)	$25,109
Environmental Remediation Reserves	-	2,091	-	-	2,091
Deferred Revenues and Customer Deposits	-	5,735	1,570	-	7,305
Current Portion of Long-Term Debt	-	21	44	-	65
Intercompany Advances	-	79,929	4,333	(84,262)	-

Total Current Liabilities	-	111,414	7,967	(84,811)	34,570
Long-Term Debt	105,000	62	51	-	105,113
Environmental Remediation Reserves	-	23,071	-	-	23,071
Pension Obligations and Other Long-Term Liabilities	-	29,147	11	-	29,158

Total Liabilities	105,000	163,694	8,029	(84,811)	191,912
Total Shareholders’ Equity	66,074	91,145	3,646	(94,791)	66,074

Total Liabilities and Shareholders’ Equity	$171,074	$254,839	$11,675	$(179,602)	$257,986

Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$35,076	$2,171	$-	$37,247
Cost of Revenues	-	27,571	1,349	-	28,920

Gross Profit	-	7,505	822	-	8,327
Operating Expenses	-	10,963	983	-	11,946

Operating Loss	-	(3,458)	(161)	-	(3,619)
Interest and Other Income	2,649	10	(301)	(2,649)	(291)
Interest Expense	2,649	2,669	2	(2,649)	2,671

Loss before Income Tax and Equity Account for Subsidiaries	-	(6,117)	(464)	-	(6,581)
Income Tax Benefit	-	(1,877)	(131)	-	(2,008)

Loss before Income Tax and Equity Account for Subsidiaries	-	(4,240)	(333)	-	(4,573)
Equity Account for Subsidiaries	(4,573)	(333)	-	4,906	-

Net Loss	$(4,573)	$(4,573)	$(333)	$4,906	$(4,573)

11.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Nine Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$123,452	$7,271	$(17)	$130,706
Cost of Revenues	-	87,942	5,129	(17)	93,054

Gross Profit	-	35,510	2,142	-	37,652
Operating Expenses	-	32,659	3,038	-	35,697

Operating Income (Loss)	-	2,851	(896)	-	1,955
Interest and Other Income	7,982	86	(582)	(8,045)	(559)
Interest Expense	7,982	8,097	68	(8,045)	8,102

Loss before Income Tax and Equity Account for Subsidiaries	-	(5,160)	(1,546)	-	(6,706)
Income Tax Benefit	-	(1,699)	(110)	-	(1,809)

Loss before Equity Account for Subsidiaries	-	(3,461)	(1,436)	-	(4,897)
Equity Account for Subsidiaries	(4,897)	(1,436)	-	6,333	-

Net Loss	$(4,897)	$(4,897)	$(1,436)	$6,333	$(4,897)

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$24,775	$(1,764)	$-	$23,011

Cash Flows from Investing Activities:
Capital expenditures	-	(6,762)	(630)	-	(7,392)
Other investing activities	-	10	-	-	10

Net Cash Used in Investing Activities	-	(6,752)	(630)	-	(7,382)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(5,014)	(34)	-	(5,048)
Issuances of common stock	11	-	-	-	11
Intercompany advances, net	(11)	(1,412)	1,423	-	-

Net Cash Provided (Used) by Financing Activities	-	(6,426)	1,389	-	(5,037)

Effect of Changes in Currency Exchange Rates	-	-	(112)	-	(112)

Net Change in Cash and Cash Equivalents	-	11,597	(1,117)	-	10,480
Cash and Cash Equivalents, Beginning of Period	-	20,046	1,635	-	21,681

Cash and Cash Equivalents, End of Period	$-	$31,643	$518	$-	$32,161

11.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet - September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$20,046	$1,635	$-	$21,681
Accounts Receivable, Net	-	40,399	3,951	(322)	44,028
Inventories	-	35,223	1,133	-	36,356
Prepaid Expenses and Other Assets	-	1,645	166	-	1,811
Income Taxes Receivable and Deferred Income Taxes	-	8,465	-	-	8,465

Total Current Assets	-	105,778	6,885	(322)	112,341
Property, Plant and Equipment, Net	-	113,143	1,502	-	114,645
Intangible Assets, Net	-	1,775	1,778	-	3,553
Goodwill	-	-	3,144	-	3,144
Deferred Income Taxes	-	21,121	-	-	21,121
Other Assets	-	10,037	-	-	10,037
Intercompany Advances	79,918	2,535	-	(82,453)	-
Investment in Subsidiaries, Net	101,179	6,229	-	(107,408)	-

Total Assets	$181,097	$260,618	$13,309	$(190,183)	$264,841

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$19,894	$1,936	$(322)	$21,508
Environmental Remediation Reserves	-	2,522	-	-	2,522
Deferred Revenues and Customer Deposits	-	4,579	2,332	-	6,911
Current Portion of Long-Term Debt	-	99	52	-	151
Intercompany Advances	-	79,918	2,535	(82,453)	-

Total Current Liabilities	-	107,012	6,855	(82,775)	31,092
Long-Term Debt	110,000	-	97	-	110,097
Environmental Remediation Reserves	-	24,168	-	-	24,168
Pension Obligations and Other Long-Term Liabilities	-	28,259	128	-	28,387

Total Liabilities	110,000	159,439	7,080	(82,775)	193,744
Total Shareholders’ Equity	71,097	101,179	6,229	(107,408)	71,097

Total Liabilities and Shareholders’ Equity	$181,097	$260,618	$13,309	$(190,183)	$264,841

Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$29,485	$2,054	$(49)	$31,490
Cost of Revenues	-	22,686	1,590	(49)	24,227

Gross Profit	-	6,799	464	-	7,263
Operating Expenses	-	10,019	896	-	10,915

Operating Loss	-	(3,220)	(432)	-	(3,652)
Interest and Other Income	2,666	30	5	(2,673)	28
Interest Expense	2,666	2,682	8	(2,673)	2,683

Loss before Income Tax and Equity Account for Subsidiaries	-	(5,872)	(435)	-	(6,307)
Income Tax Benefit	-	(2,752)	-	-	(2,752)

Loss before Equity Account for Subsidiaries	-	(3,120)	(435)	-	(3,555)
Equity Account for Subsidiaries	(3,555)	(435)	-	3,990	-

Net Loss	$(3,555)	$(3,555)	$(435)	$3,990	$(3,555)

11.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Nine Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$128,098	$5,622	$(166)	$133,554
Cost of Revenues	-	90,431	3,995	(166)	94,260

Gross Profit	-	37,667	1,627	-	39,294
Operating Expenses	-	31,213	2,082	-	33,295

Operating Income (Loss)	-	6,454	(455)	-	5,999
Interest and Other Income (Expense)	7,999	152	(65)	(8,016)	70
Interest Expense	7,999	8,052	26	(8,016)	8,061

Loss before Income Tax and Equity Account for Subsidiaries	-	(1,446)	(546)	-	(1,992)
Income Tax Benefit	-	(627)	-	-	(627)

Loss before Equity Account for Subsidiaries	-	(819)	(546)	-	(1,365)
Equity Account for Subsidiaries	(1,365)	(546)	-	1,911	-

Net Loss	$(1,365)	$(1,365)	$(546)	$1,911	$(1,365)

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$-	$10,055	$1,297	$-	$11,352

Cash Flows from Investing Activities:
Capital expenditures	-	(5,810)	(502)	-	(6,312)
Acquisition on business, net of cash acquired	-	(7,195)	470	-	(6,725)

Net Cash Used by Investing Activities	-	(13,005)	(32)	-	(13,037)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(211)	(61)	-	(272)
Issuance of common stock	32	-	-	-	32
Intercompany advances, net	(32)	(509)	541	-	-

Net Cash Provided (Used) by Financing Activities	-	(720)	480	-	(240)

Net Change in Cash and Cash Equivalents	-	(3,670)	1,745	-	(1,925)
Cash and Cash Equivalents, Beginning of Period	-	26,664	229	-	26,893

Cash and Cash Equivalents, End of Period	$-	$22,994	$1,974	$-	$24,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations and that existing circumstances will not materially affect our ability to meet future liquidity requirements, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated cash expenditures and timing for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the anticipated total volume of perchlorate products to be sold in the current fiscal year, our statement regarding Congressional resistance to the cancellation of the Constellation program, our statement regarding one of the significant factors that will affect comparisons of our consolidated gross margins in the future, our expectations regarding segment revenues for the current fiscal year, our expectations regarding fulfillment of existing backlog within the next twelve months, our anticipated capital expenditures for the current fiscal year, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the third fiscal quarter and nine-month period of the year ending September 30, 2010 (“Fiscal 2010”) as compared to the third fiscal quarter and nine-month period of the year ended September 30, 2009 (“Fiscal 2009”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2009 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2009.
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
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fine Chemicals	54%	50%	48%	51%

Specialty Chemicals:
Perchlorates	18%	14%	23%	28%
Sodium Azide	1%	3%	1%	1%
Halotron	3%	3%	3%	2%

Total Specialty Chemicals	22%	20%	27%	31%

Aerospace Equipment	23%	29%	21%	16%

Other Businesses:
Real Estate	0% *	0% *	0% *	0% *
Water Treatment Equipment	1%	1%	4%	2%

Total Other Businesses	1%	1%	4%	2%

Total Revenues	100%	100%	100%	100%

* less than 1%
FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The products we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition.
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

RESULTS OF OPERATIONS
REVENUES

	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$19,951	$15,644	$4,307	28%
Specialty Chemicals	8,168	6,299	1,869	30%
Aerospace Equipment	8,647	9,085	(438)	(5%)
Other Businesses	481	462	19	4%

Total Revenues	$37,247	$31,490	$5,757	18%

Nine Months Ended:
Fine Chemicals	$63,128	$67,766	$(4,638)	(7%)
Specialty Chemicals	35,057	40,940	(5,883)	(14%)
Aerospace Equipment	27,140	21,977	5,163	23%
Other Businesses	5,381	2,871	2,510	87%

Total Revenues	$130,706	$133,554	$(2,848)	(2%)

Fine Chemicals. The increase in Fine Chemicals segment revenues for the Fiscal 2010 third quarter compared to the prior fiscal year third quarter primarily reflects an increase in revenues from our development products. Development product revenues include revenues from research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Typically, development product activities are the source for future core products.
The decrease in Fine Chemicals segment revenues for the Fiscal 2010 nine-month period reflects reductions in orders for our antiviral products, offset partially by increases in revenues from development products. The decline in segment revenues for the Fiscal 2010 nine-month period is consistent with our expectation that annual Fiscal 2010 revenues for this segment will decline in the range of 20% to 25% as compared to Fiscal 2009.
Specialty Chemicals. Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 87% and 89% of Specialty Chemicals segment revenues in the Fiscal 2010 and Fiscal 2009 nine-month periods, respectively. The variances in Specialty Chemicals segment revenues reflect the following factors:
•	A 42% increase in perchlorate volume and a 2% increase in the related average price per pound for the Fiscal 2010 third quarter compared to the prior fiscal year third quarter.

•	A 29% decrease in perchlorate volume offset by an 18% increase in the related average price per pound for the Fiscal 2010 nine-month period compared to the prior fiscal year nine-month period.

•
Sodium azide revenues for the Fiscal 2010 third quarter decreased $485 compared to the prior fiscal year third quarter and, for the Fiscal 2010 nine-month period, were consistent with the prior fiscal year period.

•	Halotron revenues increased approximately $300 for both the Fiscal 2010 third quarter and nine-month period, each compared to the comparable Fiscal 2009 periods.
For the Fiscal 2010 third quarter, the increase in perchlorate volume, as compared to the prior year third quarter, reflects a difference in timing of perchlorate sales between the quarterly periods within each fiscal year. The decrease in volume for the Fiscal 2010 nine-month period is consistent with our expectation that, for the full Fiscal 2010 year, perchlorate volume will be down approximately 50% compared to the prior fiscal year.

The increases in average prices per pound reflect two offsetting factors:
•
The average price per pound of Grade I AP increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix and comparable catalog pricing.

•
This was offset, in part, by our other lower-priced perchlorate products, such as sodium perchlorate and potassium perchlorate, which accounted for a greater percentage of all perchlorate product volume in the Fiscal 2010 periods. This change in the mix of perchlorate product sales had a reducing effect on the overall average price per pound of all perchlorate products. This factor had a greater effect on the Fiscal 2010 third quarter than on the Fiscal 2010 nine-month period.

Tactical missile programs accounted for a significant portion of perchlorate revenues in the Fiscal 2010 third quarter. In addition to the Fiscal 2010 third quarter activity, perchlorate revenues for the Fiscal 2010 nine-month period include space related programs, primarily the Ares program. For the Fiscal 2009 nine-month period, the greatest contributor to segment revenues was product for the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program.
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
Aerospace Equipment. Aerospace Equipment segment revenues decreased 5% for the Fiscal 2010 third quarter compared to the prior year third quarter because quarterly Fiscal 2010 segment revenues are expected to be weighted more to the first two quarters of Fiscal 2010. This differs from quarterly Fiscal 2009 segment revenues which were weighted more to the last two quarters of Fiscal 2009. Aerospace Equipment segment revenues increased 23% for the Fiscal 2010 nine-month period as compared to the prior fiscal year nine-month period. Revenue growth for the Fiscal 2010 nine-month period was driven by revenues for in-space propulsion engines. We expect that Aerospace Equipment segment revenues for the full Fiscal 2010 year will grow by approximately 10% compared to the prior fiscal year.
COST OF REVENUES AND GROSS MARGIN

	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Revenues	$37,247	$31,490	$5,757	18%
Cost of Revenues	28,920	24,227	4,693	19%

Gross Margin	8,327	7,263	1,064	15%

Gross Margin Percentage	22%	23%

Nine Months Ended:
Revenues	$130,706	$133,554	$(2,848)	(2%)
Cost of Revenues	93,054	94,260	(1,206)	(1%)

Gross Margin	37,652	39,294	(1,642)	(4%)

Gross Margin Percentage	29%	29%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.

Fine Chemicals. For the Fiscal 2010 third quarter, the Fine Chemicals segment gross margin percentage declined ten points. The primary reason for the reduction in the third quarter gross margin percentage is higher than anticipated costs associated with validating a process change for a core product. In addition, the third quarter experienced other general manufacturing inefficiencies. On a year-to-date basis, Fine Chemicals segment Fiscal 2010 gross margins improved two points. Manufacturing improvements from the first two quarters of Fiscal 2010 were substantially offset by the Fiscal 2010 third quarter performance.
Specialty Chemicals. Specialty Chemicals segment gross margin percentage was substantially lower in both the Fiscal 2010 and 2009 third quarters, each as compared to the nine-month periods in the corresponding fiscal years. This quarterly decline in gross margin occurs because segment revenues do not occur evenly between the quarters as compared to general and administrative expenses which tend to be more consistent from quarter to quarter. As a result, quarters with lower volume, as was the case with the Fiscal 2010 and 2009 third quarters, report lower operating margin percentages.
Specialty Chemicals segment gross margin percentage improved three points for the Fiscal 2010 nine-month period as compared to the prior fiscal year nine-month period. This improvement reflects the absorption of manufacturing overhead to inventory which is currently being produced to support early fiscal 2011 orders
Aerospace Equipment. Aerospace Equipment segment gross margin percentage declined by one point for the Fiscal 2010 third quarter and seven points for the Fiscal 2010 nine-month periods. These declines are attributed primarily to increases in estimated costs to complete certain systems contracts, as well as the impact on contract margins that results from late deliveries.
OPERATING EXPENSES

	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,946	$10,915	$1,031	9%
Percentage of Revenues	32%	35%

Nine Months Ended:
Operating Expenses	$35,697	$33,295	$2,402	7%
Percentage of Revenues	27%	25%
For our Fiscal 2010 third quarter, operating expenses increased $1,031 to $11,946 from $10,915 for the prior fiscal year third quarter. For our Fiscal 2010 nine-month period, operating expenses increased $2,402 to $35,697 from $33,295 for the prior fiscal year nine-month period. The most significant components of the net increases include:
•
Fine Chemicals segment operating expenses increased $504 for the Fiscal 2010 third quarter as compared to the prior fiscal year third quarter. The increase is largely attributed to incremental costs associated with the successful three-year renewal of our collective bargaining agreement, as well as additional costs associated with our recently acquired facility in Texas. For the Fiscal 2010 nine-month period, as compared to the prior fiscal year nine-month period, operating expenses increased $793 reflecting the above mentioned third quarter increases and an increase in business development activities.

•
Aerospace Equipment segment operating expenses increased $344 for the Fiscal 2010 third quarter and $1,534 for the Fiscal 2010 nine-month period, each as compared to the corresponding prior fiscal year periods, primarily as a result of additional management and organization structure which was added to support the segment’s European growth strategy, as well as increases in research and development expenses in both the U.S. and Europe.

SEGMENT OPERATING INCOME (LOSS)

	June 30,		Favorable	Percentage
	2010	2009	(Unfavorable)	Change

Three Months Ended:
Fine Chemicals	$(2,458)	$(752)	$(1,706)	(227%)
Specialty Chemicals	2,796	552	2,244	407%
Aerospace Equipment	(120)	417	(537)	NM
Other Businesses	(286)	(215)	(71)	(33%)

Segment Operating Income	(68)	2	(70)	NM
Corporate Expenses	(3,551)	(3,654)	103	3%

Operating Loss	$(3,619)	$(3,652)	$33	1%

Nine Months Ended:
Fine Chemicals	$(698)	$(370)	$(328)	(89%)
Specialty Chemicals	15,140	16,481	(1,341)	(8%)
Aerospace Equipment	(457)	1,571	(2,028)	NM
Other Businesses	(234)	164	(398)	NM

Segment Operating Income	13,751	17,846	(4,095)	(23%)
Corporate Expenses	(11,796)	(11,847)	51	0%

Operating Income	$1,955	$5,999	$(4,044)	(67%)

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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $43,300 and $28,200 as of June 30, 2010 and September 30, 2009, respectively. We anticipate order backlog as of June 30, 2010 to be substantially filled during the next twelve months.
Our Aerospace Equipment segment is supplier to government contractors, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $42,500 and $36,800, respectively, as of June 30, 2010, compared to total backlog and funded backlog of $46,800 and $38,900, respectively, as of September 30, 2009. We anticipate funded backlog as of June 30, 2010 to be substantially completed during the next twelve months.
Backlog is not a meaningful measure for our other business lines.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Nine Months Ended June 30,			Percentage
	2010	2009	Change	Change

Cash Provided (Used) By:
Operating activities	$23,011	$11,352	$11,659	103%
Investing activities	(7,382)	(13,037)	5,655	(43%)
Financing activities	(5,037)	(240)	(4,797)	1,999%
Effect of changes in exchange rates on cash	(112)	-	(112)	NM

Net change in cash for period	$10,480	$(1,925)	$12,405	(644%)

NM = Not meanginful.
Operating Activities. Operating activities provided cash of $23,011 for the Fiscal 2010 nine-month period compared to $11,352 for the prior fiscal year nine-month period, resulting in an increase of $11,659 from the prior fiscal year period.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to less profit from our operations of $4,503.

•	An increase in cash provided by working capital accounts of $16,183, excluding the effects of interest and income taxes.

•	An increase in cash taxes refunded of $121.

•	An increase in cash paid for interest of $229.

•	An increase in cash used for environmental remediation of $541.

•	Other increases in cash provided by operating activities of $628.
The increase in cash provided by working capital accounts for the Fiscal 2010 nine-month period reflects timing, and in particular as of June 30, 2010, the lower business volume and associated working capital requirements. We consider these working capital changes to be routine and within the normal production cycle of our products. The production of most fine chemical products requires a length of time that exceeds one quarter. In addition, the timing of Aerospace Equipment segment revenues recognized under the percentage-of-completion method differs from the timing of the related billings to customers. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
Investing Activities. Capital expenditures increased by $1,080 in the Fiscal 2010 nine-month period compared to the prior fiscal year nine-month period due to the timing of expenditures. In April 2010, our Fine Chemicals segment expanded its manufacturing capacity through the purchase of a fine chemicals facility in La Porte, Texas at a total cost of approximately $1,200, including direct purchase costs. The purchase of this facility is accounted for as a capital expenditure and accounts for the increase in capital expenditures as compared to the prior fiscal year period. Remaining capital expenditures in both periods were primarily maintenance capital related.
We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2010 to be approximately $14,000, which we fund primarily from our working capital.
Financing Activities. In June 2010, we repurchased and cancelled $5,000 in principal amount of our 9% Senior Notes for $4,900, which approximated our carrying value of the notes, net of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2010, we had cash of $32,161. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $18,112 as of June 30, 2010. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during our Fiscal 2010 periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
The Senior Notes were issued pursuant to an indenture which contains certain customary events of default, including cross-default provisions if we default under our existing and future debt agreements having, individually or in the aggregate, a principal or similar amount outstanding of at least $10,000, and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:
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
Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.50 to 1.00 (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of June 30, 2010, our Total Leverage Ratio was 3.88 to 1.00 and our Interest Coverage Ratio was 2.72 to 1.00.
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
As of June 30, 2010, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,112, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.
PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended and restated. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not affected by this change. Beginning July 1, 2010, new U.S. employees will participate solely in one of the Company’s 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.
Benefit obligations are measured annually as of September 30. As of September 30, 2009, the Pension Plans had an unfunded benefit obligation of $21,221. For Fiscal 2009, we made contributions to the Pension Plans in the amount of $2,941. We anticipate making minimum Pension Plan contributions in the amount of $3,287 during Fiscal 2010. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2009 would increase our minimum funding obligations for Fiscal 2010 by approximately $500.
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
Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this more recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, we re-evaluated our remediation operations. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with Fiscal 2010. Within that range, we estimate that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project. If additional information becomes available in the future that is different than information currently available to us, our estimate of the resulting project life could change significantly.
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
As of June 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $21,400 to approximately $45,600 based on a possible total remaining life of the project ranging from 10 to 29 years. The accrued amount was $25,162, based on 13 years (beginning with Fiscal 2010), or the low end of the more likely range of 13 to 23 years as no amount within the range was more likely. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
CONTRACTUAL OBLIGATIONS. Our contractual obligations are summarized in our Annual Report on Form 10-K for Fiscal 2009. We have contractual obligations related to our Senior Notes, interest on Senior Notes, capital leases, interest on capital leases, and operating leases. As of June 30, 2010, there have been no material changes to our contractual obligations from September 30, 2009.
In addition, at June 30, 2010:
•
We have recorded an estimated liability for environmental remediation of $25,162 (see Note 7 to the condensed consolidated financial statements included in Item 1 of this report). We expect to spend approximately $2,522 for environmental remediation during Fiscal 2010.

•
We have recorded aggregate unfunded Pension Plans and SERP obligations of $29,653, including $728 which is classified as current employee related liabilities (see Note 10 to the condensed consolidated financial statements included in Item 1 of this report). We expect to contribute $3,714 to our Pension Plans and SERP during Fiscal 2010.

•	We have uncertain tax positions totaling $329. We are unable to reasonably estimate the timing of the related payments, if any.

•
We also maintain the Revolving Credit Facility, which provides revolving credit in an aggregate principal amount of up to $20,000 with an initial maturity in February 2012. We had no balance outstanding under the Revolving Credit Facility. We may prepay and terminate the Revolving Credit Facility at any time.

OFF-BALANCE SHEET ARRANGEMENTS
Letters of Credit. As of June 30, 2010, we had $1,888 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.
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
In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was $4,200 as of June 30, 2010.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the criteria included in the relevant accounting standard, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,612 and $25,882 as of June 30, 2010, and September 30, 2009, respectively.
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
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, which provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. We are currently evaluating the impact of adopting this ASU, which is effective for us beginning on October 1, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
As previously reported in Item 9A(T), “Controls and Procedures,” within “Management’s Report on Internal Controls Over Financial Reporting” contained in the Company’s Annual Report on Form 10-K for Fiscal 2009, as filed with the SEC on December 29, 2009, and as further reported in Item 4, “Controls and Procedures,” in each of the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009 and March 31, 2010, management had first identified, in its evaluation as of September 30, 2009, a material weakness relating to the Company’s internal control over financial reporting, which we view as part of our disclosure controls and procedures, due to inadequate controls for non-routine transactions at the Company’s Fine Chemicals segment.
Solely as a result of this material weakness, management had concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009, December 31, 2009 and March 31, 2010. Subsequent to March 31, 2010, and during the quarterly period ended June 30, 2010, the Company completed the implementation of strengthened review and control procedures to address the previously reported material weakness, including:
•	Effecting improvements in the Fine Chemicals segment contract administration process to ensure the proper approval and circulation of all sales arrangements, including non-standard commitments;

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
Based on the foregoing, the Company believes that the material weakness has been corrected. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those activities described above.

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
Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 24% of our consolidated revenue and the top four customers of AFC accounted for approximately 93% of its revenues, and 46% of our consolidated revenues, in Fiscal 2009. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in Fiscal 2009, Fine Chemicals segment revenues declined as compared to the fiscal year ended September 30, 2008 (“Fiscal 2008”), in part due to a decline in revenues from central nervous system products related to a customer deferring a portion of an order for a central nervous system product in Fiscal 2009. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.
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
Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, delays in, or total or partial suspension or withdrawal of, approval of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations or the standards by which they are enforced change and/or compliance is deficient in any significant way, such as a failure to materially comply with the FDA’s current Good Manufacturing Practices or “cGMP” guidelines, or if a regulatory authority asserts publically or otherwise such a deficiency or takes action against us whether or not the underlying asserted deficiency is ultimately found to be sustainable, it could have a material adverse effect on us. In our Specialty Chemicals and Fine Chemicals segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.
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
Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and the fiscal year ended September 30, 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late Fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In the fiscal year ended September 30, 2007, we began the O&M phase. However, following the receipt, in late Fiscal 2009, of new data regarding groundwater movement, and following our determination to install additional groundwater extraction wells, we increased our accruals by approximately $9,600 for the engineering, design, installation and cost of additional remediation equipment, and we separately increased our accruals by $4,100 for our estimate of total remaining O&M costs, due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The amount of $13,700, representing the sum of the estimated costs for the additional equipment and the anticipated incremental O&M costs, was recorded as a charge to earnings in our Fiscal 2009 fourth quarter. For future periods, total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional above-ground remediation equipment becomes operational. With the additional extraction wells and equipment, we estimate that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with the fiscal year ending September 30, 2010 (“Fiscal 2010”). Within that range, we estimate that a range of 13 to 23 years is more likely. We are unable to predict over the longer term the most probable life. Key factors in determining the total estimated cost of our remediation efforts include groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates and annual O&M costs. As of June 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $21,400 to approximately $45,600 based on a possible total remaining life of the project ranging from 10 to 29 years, beginning with Fiscal 2010. The accrued amount was $25,162, based on the low end of the more likely range of 13 to 23 years, or 13 years, as no amount within the range was more likely. Our estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of June 30, 2010, we had established reserves in connection with the AMPAC Henderson Site of approximately $25,162, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of Fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.

Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Our Aerospace Equipment segment also has small manufacturing facilities in Ireland and the U.K. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at one of our facilities, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
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
As of September 30, 2009, AFC had approximately 133 employees that were covered by collective bargaining or similar agreements. We consider our relationships with our unionized employees to be satisfactory. In July 2010, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2013. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.
The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have sufficient financial resources to finance the necessary capital expenditures, its business and results of operations may be harmed.
The pharmaceutical fine chemicals industry is a capital-intensive industry. Consequently, AFC’s capital expenditures consume cash from our Fine Chemicals segment and our other operations and from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, which may be potentially costly or even unavailable given on-going conditions of the credit markets in the U.S. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.
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
As of June 30, 2010, we had outstanding debt totaling $105,178, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
As of June 30, 2010, we had unfunded pension obligations, including the current and non-current portions, of $29,653. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.
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

AMERICAN PACIFIC CORPORATION
Date: August 6, 2010	/s/ JOSEPH CARLEONE
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

10.1+	First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010

10.2+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010

10.3+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010

10.4+	Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

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