Form 10-K
period 2010-09-30
AMERICAN PACIFIC CORP
filed 2010-12-20
CIK 350832

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

(702) 735-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.10 Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                             ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $47.2 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of common stock, $.10 par value, outstanding as of November 30, 2010, was 7,543,091.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2010, are incorporated by reference into Part III of this report.

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to, statements about our business strategy and anticipated areas of, and basis for, growth, expectations of anticipated market conditions, competition, competitive advantages, and the business environment in which we operate, our expectations and estimates for, and the future actions associated with, our environmental remediation efforts, the effect of accounting-related judgments and recent accounting standards on our financial statements, statements regarding our future operating results and profitability, anticipated sources of, and trends in, revenue as well as expectations of timing, pricing, magnitude, nature, and delivery of orders for our products, and all plans, expectations and intentions contained in this report that are not historical facts. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can,” “could,” “may,” “should,” “will,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” or “intend” or the negative of these terms or similar words or expressions. Discussions containing such forward-looking statements may be found throughout this report. Moreover, statements in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. References to “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2008,” “Fiscal 2007,” “Fiscal 2006,” and “Fiscal 2005” correspond to each of the eight fiscal years in the period ending September 30, 2011.

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

			Size (as a %
			of Fiscal 2010
Industry / Market	Products	Business Segments	Revenues)
Pharmaceuticals	• Active Pharmaceutical Ingredients • Registered Intermediates • Sodium Azide	• Fine Chemicals • Specialty Chemicals (Sodium Azide)	41%

Aerospace & Defense	• Perchlorates • Satellite Thrusters • Propulsion Systems • Aerospace Valves • Launch Vehicle Structures	• Specialty Chemicals (Perchlorates) • Aerospace Equipment	53%

Fire Suppression	• Halotron I • Halotron II	• Specialty Chemicals (Halotron)	2%

Water Treatment	• On-site Hypochlorite Generation Systems	• Other Businesses (PEPCON Systems)	4%

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

OUR BUSINESS SEGMENTS

Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2010	2009	2008

Fine Chemicals	40%	48%	61%

Specialty Chemicals:
Perchlorates	32%	28%	26%
Sodium azide	1%	2%	0%*
Halotron	2%	2%	2%

Total specialty chemicals	35%	32%	28%

Aerospace Equipment	21%	17%	8%

Other Businesses:
Real estate	0%*	0%*	1%
Water treatment equipment	4%	3%	2%

Total other businesses	4%	3%	3%

Total revenues	100%	100%	100%

*	less than 1%

Please see Note 11 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information for our segments and financial information about geographic areas for the past three fiscal years.

FINE CHEMICALS. Our Fine Chemicals segment is a custom manufacturer of APIs and registered intermediates. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency (“EMEA”) and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition.

We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed, or “SMB,” technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”) together constitute one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and specially engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs. In addition, our unique location in Rancho Cordova, California provides us with advantages for producing chemicals for pharmaceutical controlled substances. We believe that this will be an area of expansion for us.

We have established long-term, sole-source and limited-source contracts. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier, including the following:

•	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier on several of our fine chemicals products.
•	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete.
•	Significant Financial Costs. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities around the world.

We believe the pharmaceutical industry provides us with an opportunity for long-term growth. The pharmaceutical markets are being driven by strong demand for products that use our core technologies, including HIV-related drugs and oncology drugs, most of which are expected to use energetic and high-potency compounds. Since a large percentage of new drugs is anticipated to be based on chirally pure material, we believe our investment in SMB technology may be a strong competitive advantage for us in the future. In addition, we see a continuing trend toward more outsourcing by the pharmaceutical industry. AFC’s pipeline of development products presently continues to grow, reflecting this trend. Development products are research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Prior to Fiscal 2010, revenues from development products were approximately 5% of Fine Chemicals segment revenues. In Fiscal 2010, revenues from development products increased to 15% of segment revenues and we anticipate that this percentage will trend upward in future years, supported by our recent investments in facilities and equipment. Typically, development product activities are the source for future core products.

SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of AP, which is a type of perchlorate. Sales of perchlorates represented 90% of the segment’s revenues for Fiscal 2010. In addition, we produce and sell sodium azide, a chemical used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

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

Alliant Techsystems Inc. or “ATK” is a significant AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price-volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations.

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

AMPAC ISP Europe designs, develops and manufactures liquid propulsion thrusters, high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.

Our Aerospace Equipment segment is expected to grow over the next several years as a result of our customer relationships, competitive pricing and focus on technologies. Growth areas should include the commercial satellite segment, space exploration and launch vehicles.

OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment division and real estate activities. Our water treatment equipment business markets, designs, and manufactures electrochemical On Site Hypochlorite Generation, or OSHG systems. These systems are used in the disinfection of drinking water, control of noxious odors, and the treatment of seawater to prevent the growth of marine organisms in cooling systems. We supply our equipment to municipal, industrial and offshore customers. Our real estate activities are not material.

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

Fine Chemicals. Through our Fine Chemicals segment acquisition, we have been involved in the development and manufacture of APIs and registered intermediates for over 20 years and have developed long-term customer relationships with several of the world’s largest pharmaceutical and biotechnology companies. We have distinctive competencies in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. Our pharmaceutical and biotechnology customers are dependent on the APIs and registered intermediates we produce for the efficacy of their drugs. Our customers’ commitment, in most cases, to use us as the sole or limited-source supplier of these ingredients demonstrates their trust in our ability to continually deliver high quality products on a timely basis.

We have invested significant resources in our facilities and technology base and we are one of the few companies in the world with the capability to use energetic chemistry on a commercial scale under cGMP. We are also a world leader in the use of SMB technology for performing chiral separations and purifications, and manufacturing products that require high containment. Manufacturing APIs and registered intermediates requires unique experience in chemistry and engineering as well as compliance with various regulatory requirements. For many of our products, few other manufacturers have the technological capability, experience or facilities to supply a competing product. Also, the regulatory approval process for our customers generally requires the manufacturer of specific chemicals to be named. In these cases, switching contractors usually requires additional regulatory approvals for our customers, which can be a lengthy and expensive process. Further, our unique facilities enable our expansion into controlled substance chemicals for pharmaceutical products.

Specialty Chemicals. We have been manufacturing AP for over 50 years and have been the only North American supplier of AP since 1998. AP is a key component of solid propellant rockets, booster motors and missiles that are utilized in U.S. Department of Defense (“DOD”) tactical and strategic missile programs, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and NASA space exploration programs. There is currently no domestic alternative to these solid rocket motors. As a result, we believe that the U.S. government views us as a strategic national asset. Based on the current size of the AP market, the rigorous and time-consuming requirements to qualify as an AP supplier for government or commercial launch vehicles and the high capital requirements for building an AP manufacturing facility, we believe building a competing facility in North America is not a viable option for a potential competitor.

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

STRATEGIC CUSTOMER RELATIONSHIPS. Our focused markets require technically advanced, high quality products along with a strong service component as a result of the critical nature of the products that we supply. Often our mission critical products are imbedded within the final end-product and some of our products have been supported through customer-funded product development investments. As a result, we have developed strategic relationships with our targeted customer base, which has led to our portfolio of sole-source and limited-source contracts. As the sole-source or limited-source supplier, we are generally the only contractor or one of only two contractors that has been qualified by the customer and/or regulatory agency to provide the particular product. We believe these relationships enable us to maintain leading market positions in our respective target markets and will allow our business to grow significantly in the future through the successful re-compete and/or expansion of existing contracts and the award of new contracts.

MANUFACTURING EXCELLENCE. We believe that our manufacturing facilities for each of our core business segments provide us with a significant competitive advantage.

Fine Chemicals. Our Fine Chemicals segment facilities are operated in compliance with FDA and international cGMP standards. Our highly skilled team of experienced chemists, engineers, operators and other professionals provides assurance of supply of high quality products to our customers. Significant investments in new equipment and infrastructure since the acquisition of AFC have enhanced our manufacturing capability, efficiency and capacity. We believe the combination of our highly skilled workforce and our unique technology platforms has led to our advanced technological position within our targeted markets and positions us to capitalize on the expected industry growth within our fine chemicals core competencies. Our recent expansion into La Porte, Texas adds to this capability.

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

Aerospace Equipment. Our specially-engineered manufacturing facilities allow us to provide a wide array of services to our customers, including gas welding, electron beam welding, final thruster assembly, clean room assembly, water flushing, water calibration, vibration testing and vacuum altitude simulated hot fire testing. Our hot fire test bed acceptance capability uses real-time infrared techniques to record temperature profiles in the thruster hardware during testing. We believe this capability is a significant advantage in assessing both the quality of existing designs and provides critical information to improve thruster performance in new designs. We also possess a world-class machining facility for special metals such as Inconel, columbium and other aerospace alloys.

LONG-TERM CONTRACTS. Our revenues are primarily derived from multi-year contracts with major defense and aerospace contractors and large pharmaceutical and biotechnology companies. Within the Specialty Chemicals segment, we generate revenues from contracts that require our customers to purchase all of their AP requirements from us, subject to certain exceptions. In addition, our ATK contract provides for higher unit prices at lower volumes and contains annual price increases. Our Fine Chemicals segment generated nearly all of its sales in Fiscal 2010 from contracts related to existing ethical drug products that are FDA-approved and commercially available. Some of our contracts within the Fine Chemicals segment also have take-or-pay terms or required minimum purchase volumes, which guarantees a minimum revenue amount under those contracts.

ATTRACTIVE PORTFOLIO OF PRODUCTS. We believe that we have a balanced product portfolio. Our APIs and registered intermediates are components of various drug applications primarily in the areas of anti-viral, oncology, and central nervous system. Our AP and aerospace equipment products are key components of various DOD, NASA and European Space Agency programs, as well as commercial satellites.

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

Fine Chemicals. We are focused on building upon our core competencies in segments of the pharmaceutical market that are expected to generate sustained long-term growth. We believe this strategy will provide us growth opportunities from our existing customers as well as select new customers. We continue to pursue opportunities that require the technologies in which we have a competitive advantage or expertise. We work very closely with customers in developing ingredients for drugs in the clinical phases of development. We believe that being involved with a drug during its development allows us to introduce our technology into the manufacturing process as well as generate revenue prior to commercialization of the end product. We are currently working with customers on a number of products that are in various stages of pre-commercial development. We continue to focus our business development efforts on increasing the number of new business opportunities in our pipeline that fit our core competencies and technology offerings. We also work closely with customers in further developing drugs post-commercialization. These projects can help solidify our position in the supply chain for a drug, especially when we can introduce one of our core technologies.

Specialty Chemicals. We intend to maintain our established leadership in AP production through a continued focus on existing programs, as well as on the award of new programs utilizing AP. Several DOD and NASA programs that would utilize solid rocket propellants are under consideration. Examples of potential opportunities include refurbishment of defense missile systems through programs such as the Trident-D5 propulsion replacement program, increased defense and commercial satellite launch activity and the long-term development of the new heavy lift vehicles described in the latest NASA authorization act. We believe we are well positioned to benefit from programs using solid rocket propellant, due to our status as the only producer of AP in North America.

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

PURSUE ORGANIC GROWTH OPPORTUNITIES AND SELECTIVE ACQUISITIONS. We plan to selectively pursue expansion opportunities, thereby capitalizing on the expected growth within our core competencies. We may evaluate and select strategic acquisitions within our existing markets that complement our existing product lines and technologies, particularly within our Fine Chemicals and Aerospace Equipment segments. We believe selective acquisitions enable us to capitalize on growth opportunities within our markets, gain manufacturing economies of scale, broaden our customer and product bases, and access complementary technologies. When evaluating organic investment opportunities, we focus on projects that are either supported by long-term contracts, improve our profitability under existing contracts through increased efficiency, or exhibit technology or intellectual property market advantages.

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

In April 2010, we acquired a multi-purpose chemical manufacturing facility in La Porte, Texas for approximately $1,200 including other direct costs. The facility, which was completed in 2001, specializes in the production of registered intermediates and APIs. The facility was idled in early 2010 prior to our acquisition of the facility. We are currently evaluating options related to when and to what extent this facility will be returned to operations. Activity associated with this facility is included in our Fine Chemicals segment.

Energetic and Specialty Processes. Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase in HIV-related drugs. For Fiscal 2010, approximately 56% of AFC sales were derived from products that involved energetic and other specialty processes. Specialty processes includes technically challenging processes, primarily the manufacture of chemical compounds referred to as nucleosides and nucleotides.

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

There is currently limited competition in the market for manufacturing chemical compounds that require high containment, in particular at high volumes, as it requires highly-engineered facilities and a high level of expertise to safely and effectively manufacture these chemicals at commercial scale. Entry into this market also requires a significant capital investment for specialized facilities and personnel if the market entrant does not already have access to such facilities and expertise. For Fiscal 2010, approximately 22% of AFC sales were derived from sales of high potency and cytotoxic compounds.

Simulated Moving Bed. Many chemicals used in the pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance and side effects. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities. If they are found to be different and especially if one is found to cause harmful side effects, then to obtain the FDA approval the FDA may require that the desired enantiomer be chirally pure (i.e. separated from its counterpart). Several techniques are available to achieve this chiral purity. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced by more conventional means (e.g., chemical reactions) such as chemical resolution and asymmetric synthesis.

SMB chromatography is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. SMB has been successfully used and approved by the FDA for the preparation of chirally-pure drugs. SMB technology allows the separation of two enantiomers with high purity and in high yield. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Other uses of SMB technology for the preparation of pharmaceutical ingredients include the purification of a mixture of chemicals. The primary application in this area is the purification of naturally-derived chemical compounds.

For Fiscal 2010, approximately 19% of AFC sales were derived from products that rely on SMB technology.

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

In March 2008, AFC and Gilead Sciences, Inc. (“Gilead”) entered into a three-year manufacturing supply agreement for a chemical compound referred to as “Tenofovir DF,” an active pharmaceutical ingredient in VIREAD®, TRUVADA®, and ATRIPLAtm. Under the terms of the agreement, Gilead is obligated to purchase minimum quantities of bulk Tenofovir DF from our Fine Chemicals segment through 2010, subject to certain terms within the agreement. For Fiscal 2010, revenues from Gilead exceeded 10% of our consolidated revenues.

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

Many large pharmaceutical and biotechnology companies have internal manufacturing capabilities that act as the first layer of competition for custom manufacturers like AFC. When a pharmaceutical or biotechnology company outsources a product, it typically selects from a relatively small number of companies, particularly for projects that involve hazardous materials, specialty chemistries or unique production equipment. AFC’s primary competitors vary in size and capabilities, and are all located in the United States or Western Europe. The table below lists AFC’s current primary competitors by each of AFC’s technology niches.

Energetic and Specialty
High Containment	Processes	Simulated Moving Bed

SAFC (1)	Group Novasep SAS	Group Novasep SAS
Helsinn (2)	OmniChem (3)	SAFC (1)
Cambrex Corp.	Orgomol (4)	Diacel Chemical Industries, Ltd.
OmniChem (3)

(1)	the fine chemicals division of Sigma-Aldrich Corporation
(2)	the chemicals operations division of Helsinn Group
(3)	a component of the pharmaceuticals division of Ajinomoto Company
(4)	a subsidiary of BASF

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

We have supplied AP for use in space and defense programs for over 50 years. Today, our principal space customers are ATK for the Ares and the Delta family of commercial rockets, and Aerojet General Corporation for the Atlas family of commercial rockets. We also supply AP for use in a number of defense programs, including the Army’s Guided Multiple Launch Rocket System (GMLRS) program and the Navy’s Standard Missile and D5 Fleet Ballistic Missile programs. We have supplied AP to certain foreign defense programs and commercial space programs, although export sales of AP are not significant. The exporting of AP is subject to federal regulation that strictly limits our foreign sales of AP. We obtain export licenses on a case by case basis which are dependent upon the ultimate use of our product.

We expect Grade I AP demand in Fiscal 2011 to be less than Fiscal 2010, primarily due to the upcoming retirement of the NASA Space Shuttle and uncertainties in the NASA budget for large solid rockets to be used on the new heavy lift vehicle. The expected decline in revenue will be less than the expected decline in volume due to the pricing under our contractual price volume matrix with ATK and a corresponding increase in our commercial perchlorate catalog pricing. Over the longer term, we expect annual demand for Grade I AP to be within the range of 4 million to 9 million pounds based on NASA and DOD production programs. We believe that AP demand for DOD programs will be stable over the next several years. NASA demand for space-related programs may vary depending on congressional and NASA decisions regarding the direction of the space program.

In February 2010, the Obama administration released its fiscal year 2011 budget which included the proposed cancellation of NASA’s Constellation space exploration program. The Ares rocket, produced by our customer ATK, is a major part of the Constellation program. We are a major supplier of chemicals for this program, and it is a significant portion of the perchlorate demand. Congress recently passed the NASA Authorization Act which strongly recommends the use of large solid rockets, and therefore AP, for the new heavy lift vehicle. Congress will ultimately determine as part of the fiscal year 2011 authorization and appropriation legislative process the policy and funding levels for NASA and will decide on the future funding level for the heavy lift vehicle.

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

ATK is a significant AP customer. We sell Grade I AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for Grade I AP and that requires ATK to purchase its Grade I AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual Grade I AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations.

For Fiscal 2010, revenues from ATK and Aerojet-General Corporation each exceeded 10% of our consolidated revenues.

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

Perchlorate chemicals are manufactured by electrochemical processes using our proprietary technology. The principal raw materials used in the manufacture of AP (other than electricity) are sodium chlorate, ammonia and hydrochloric acid. Graphite is used in the fabrication of the electrolytic cells which are replaced on a periodic basis. All of the raw materials used in the manufacturing process are available in commercial quantities.

Competition. Upon consummation of the acquisition of certain assets and rights of KMCC in 1998, we became the sole North American commercial producer of perchlorate chemicals. We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan, Brazil, and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers are not approved as AP suppliers for NASA or DOD programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly NASA and DOD program qualification processes, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.

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

Halotron I was designed to replace severe ozone depleting halon 1211 in all applications and Halotron II to replace halon 1301 in limited applications. Halon 1211 and 1301, both brominated chlorofluorocarbon chemicals, were widely used worldwide as clean fire extinguishing agents. In 1987 the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) was signed by more than 50 countries, including the U.S., and it stipulated restrictions on the new production (which ended in developed countries at the end of 1993) and use of halons.

Halon 1211 is a streaming agent (where the agent is discharged manually toward a target) used in hand-held fire extinguishers. Halon 1301 is used in fixed total flooding systems (where discharges are made automatically to “flood” a space to a pre-determined concentration within a confined space), for example, in computer rooms and engine compartments. Both halon 1211 and 1301 are still used in the U.S. and elsewhere on a much more limited basis than in the periods prior to 1994.

Halotron I is based on a class II substance (as defined by the Protocol) raw material which has a near zero ozone depletion potential. Class II substances are, according to current adjustments and amendments to the Protocol (which evolve over time), subject to a new production phase out between 2015 and 2030, depending on the country.

Customers and Market. Our largest Halotron I customer is Amerex Corporation. Since 1998, Amerex Corporation has incorporated bulk Halotron I manufactured by us into a full line of Underwriters Laboratories Inc. (“UL”) listed portables. We also sell Halotron I to other large Original Equipment Manufacturers (“OEMs”), including Buckeye Fire Equipment and Kidde/Badger. In addition, over 90 commercial airports in the U.S. have 500 lb type FAA approved Halotron I systems on their aircraft rescue and fire fighting vehicles.

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

We also actively market Halotron I into foreign countries which include Indonesia, Brazil, Canada, Pakistan, the Philippines, and Singapore, among others. The primary market for Halotron II, which is sold in limited volume, is Scandinavia. Additional markets for Halotron II are under development.

Competition. The primary competing product to Halotron I is FE36tm manufactured by DuPont. It is a hydrofluorocarbon-based (HFC-based) product that is sold in portable fire extinguishers through one major OEM. There remains a small recycled halon 1211 market that competes with Halotron I. The other principal competing product to Halotron I in the conventional agent category (not clean agents) is an ABC dry chemical (mono ammonium phosphate) which is the highest volume product component in portable fire extinguishers and is offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor; however, it is much less effective. Another competing product is Novectm 1230 from 3Mtm which has a limited market share of the total flooding market but is not currently used broadly in UL-listed portable fire extinguishers.

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

We believe that the combined operations of AMPAC ISP Europe form a very competitive European operation that can supply propulsion systems and components to European space customers that are designed, developed and manufactured in Europe with no U.S. content. The U.S. International Traffic in Arms Regulations or “ITAR” restricts and controls the U.S. export of commercial satellite components, including propulsion systems. European satellite companies have a strong preference for products not restricted by ITAR, so-called ITAR-free products, and from time to time, have specified such in requests for proposals. With this acquisition, our Aerospace Equipment segment has been, and will be, able to address new opportunities in the European aerospace markets.

OUR OTHER BUSINESSES SEGMENT

WATER TREATMENT EQUIPMENT. PEPCON Systems, an operating division, is a leading manufacturer and supplier of on-site hypochlorite generation systems. We design, manufacture and service equipment used to purify water or air in municipal, industrial and power generation applications. The systems are marketed under the ChlorMastertm and Odormastertm names. Sodium hypochlorite is used by: (i) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; (ii) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; and (iii) composting plants for the deodorizing of malodorous compounds in contaminated air.

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

REGULATORY COMPLIANCE

FEDERAL ACQUISITION REGULATIONS.  As a supplier to U.S. government projects, we have been and may be subject to audit and/or review by the government of the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of our contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. Our AP pricing practices have been and may be reviewed by our customers and by certain government agencies.

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

Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. The technology that was chosen was in situ bioremediation (“ISB”). ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

At the request of NDEP, in the summer of 2009, we began renewed discussions with them to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. The agreement under discussion would be expected to be similar to others previously executed by NDEP with other companies under similar circumstances. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight costs.

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

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this more recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations at the end of Fiscal 2009 and during Fiscal 2010 as new data was generated. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimated that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with Fiscal 2010. Within that range, we estimated that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project and these variables are updated on a regular basis. If additional information becomes available in the future that lead to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment operational by 2012. We are in the pre-construction, design and engineering steps, and as a result, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making estimates, our estimate may later require significant revision as new facts become available and circumstances change.

In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of September 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $20,100 to approximately $44,000 based on a possible total remaining life of the project ranging from 9 to 28 years. As of September 30, 2010, the accrued amount was $23,870, based on an estimate of 12 remaining years, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

As part of the agreement by which we acquired the business of AFC from GenCorp Inc., an Environmental Indemnity Agreement was entered into whereby GenCorp Inc. agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by Aerojet Fine Chemicals LLC, Aerojet or GenCorp Inc. on the AFC premises or Aerojet’s Sacramento site prior to the effective date of the sale.

On November 29, 2005, EPA Region IX provided us with a letter indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Aerojet Superfund site.

OTHER MATTERS

BACKLOG. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $49,700 and $28,200 as of September 30, 2010 and 2009, respectively. We anticipate order backlog as of September 30, 2010 to be substantially filled during Fiscal 2011.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $67,900 and $61,100, respectively, as of September 30, 2010, compared to total backlog and funded backlog of $46,800 and $38,900, respectively, as of September 30, 2009. We anticipate the majority of funded backlog as of September 30, 2010 to be completed during Fiscal 2011, with any remainder to be completed in Fiscal 2012.

Backlog is not a meaningful measure for our other business lines. While a substantial portion of our anticipated revenues for Fiscal 2011 is currently in our backlog, the timing of our customer product requirements should result in at least a majority of our expected annual revenues for Fiscal 2011 occurring in the second half of the fiscal year.

INTELLECTUAL PROPERTY. Most of our intellectual property consists of trade secrets, patents, and know-how. In addition, our intellectual property includes our name, exclusive and non-exclusive licenses to other patents, and trademarks. The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of the Company: AMPAC (with logo)®, HALOTRON®, SEP®, ODORMASTER®, CHLORMASTER®, PEPCON®, EXCEEDING CUSTOMER EXPECTATIONS®, and POLYFOX®. In addition, we have various foreign registrations for AMPAC (with logo) and HALOTRON.

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

INSURANCE. We maintain liability and property insurance coverage at amounts that management believes are sufficient to meet our anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of, our insurance.

EMPLOYEES. At September 30, 2010, we employed approximately 595 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.

At September 30, 2010, 118 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2013.

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

Most of the perchlorate chemicals we produce, which accounted for 90% of our total revenues in the Specialty Chemicals segment for Fiscal 2010 and approximately 32% of our total revenues for Fiscal 2010, are purchased by two customers. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 18% of our consolidated revenue and the top four customers of AFC accounted for approximately 85% of its revenues, and 34% of our consolidated revenues, in Fiscal 2010. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in Fiscal 2010, Fine Chemicals segment revenues declined as compared to Fiscal 2009, in part due to reductions in orders from certain primary customers for our core products. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or FDA, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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

Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2010, our Specialty Chemicals segment generated approximately 29% of consolidated revenues, primarily sales of Grade I AP, and our Aerospace Equipment segment generated approximately 5% of consolidated revenues, each from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, the long-term demand for Grade I AP may be driven by the timing of the retirement of the Space Shuttle fleet as well as by the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, and potentially elsewhere, and the number of space exploration launches. Accordingly, demand for AP remains subject to potential changes in space exploration program direction and budgetary restrictions, which may result in changes in next-generation space exploration vehicles and the timing associated with their development. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

The funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated or curtailed. Recent economic crises, and the U.S. government’s corresponding actions, may result in cutbacks in major government programs. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Moreover, the U.S. government may terminate its contracts with its suppliers either for its convenience or in the event of a default by the supplier. Since a significant portion of our customer base is either the U.S. government or U.S. government contractors or subcontractors, we may have limited ability to collect fully on our contracts when the U.S. government terminates its contracts. If a contract is terminated by the U.S. government for convenience, recovery of costs typically would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination. Moreover, in such situations where we are a subcontractor, the U.S. government contractor may cease purchasing our products if its contracts are terminated. We may have resources applied to specific government-related contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources. Given the significance to our business of U.S. government contracts or contracts based on U.S. government contracts, fluctuations or reductions in governmental funding for particular governmental programs and/or termination of existing governmental programs and related contracts may have a material adverse effect on our operating results, financial condition or cash flow.

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

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site,” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data and related model interpretations, we re-evaluated our existing remediation operations and, working with NDEP, installed additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. We currently anticipate that related new equipment including such extraction wells will become operational by 2012.

Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and Fiscal 2006, we recorded charges totaling $26,000 representing our estimate of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment, operating and maintenance (“O&M”), and consultants. The project consisted of two primary phases: the initial construction of the remediation equipment phase and the O&M phase. We commenced the construction phase in late Fiscal 2005, completed an interim system in June 2006, and completed the permanent facility in December 2006. In Fiscal 2007, we began the O&M phase. Following the receipt of new data regarding groundwater movement and our determination in late Fiscal 2009 to install additional groundwater extraction wells, we increased our accruals by approximately $9,600 for the engineering, design, installation and cost of additional remediation equipment. We separately increased our accruals by $4,100 for our estimate of total remaining O&M costs, due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. The amount of $13,700, representing the sum of the estimated costs for the additional equipment and the anticipated incremental O&M costs, was recorded as a charge to earnings in our Fiscal 2009 fourth quarter. For future periods, total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional above-ground remediation equipment becomes operational. With the additional extraction wells and equipment, we estimated that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with Fiscal 2010. Within that range, we estimated that a range of 13 to 23 years was more likely. We are unable to predict over the longer term the most probable life. Key factors in determining the total estimated cost of our remediation efforts include groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates and annual O&M costs.

As of September 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $20,100 to approximately $44,000 based on a possible total remaining life of the project ranging from 9 to 28 years. As of September 30, 2010, the accrued amount was $23,870, based on an estimate of 12 remaining years, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of September 30, 2010, we had established reserves in connection with the AMPAC Henderson Site of approximately $23,870, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of Fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

As of September 30, 2010, AFC had approximately 118 employees that were covered by collective bargaining or similar agreements. We consider our relationships with our unionized employees to be satisfactory. In July 2010, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2013. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.

The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have sufficient financial resources to finance the necessary capital expenditures, its business and results of operations may be harmed.

The pharmaceutical fine chemicals industry is a capital-intensive industry. Consequently, AFC’s capital expenditures consume cash from our Fine Chemicals segment and our other operations and from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, which may be potentially costly or even unavailable given on-going conditions of the credit markets in the U.S. Changes in the availability, terms and costs of capital or a reduction in credit rating or outlook could cause our cost of doing business to increase and place us at a competitive disadvantage. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so or to do so in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for energetic chemistries and projects that require high containment. Our future growth and profitability in part depends upon the knowledge and efforts of our highly skilled employees, in particular their ability to keep pace with technological changes in the fine chemicals, specialty chemicals and aerospace equipment industries, as applicable. We compete vigorously with various other firms to recruit these highly skilled employees. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to attract and retain these highly skilled and experienced employees.

We may continue to expand our operations through acquisitions, but the acquisitions could divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy includes growth through future possible acquisitions, in particular in connection with our Fine Chemicals segment. Our future growth is likely to depend, in significant part, on our ability to successfully implement this acquisition strategy. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive and suitable acquisition targets, internal demands on our resources and our ability to obtain or otherwise facilitate cost-effective financing, especially during difficult and unsettled economic times in the credit market. Any future acquisitions would currently challenge our existing resources. To the extent that we were to implement a new acquisition, if we did not properly meet the increasing expenses and demands on our resources resulting from such future growth, our results could be adversely affected. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management’s attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.

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

As of September 30, 2010, we had outstanding debt totaling $105,172, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

Any of the covenants described above may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which would negatively impact our liquidity. In light of our recent financial performance, continued working capital requirements, and challenging market conditions, there is a risk that we may be unable to continue to comply with one or more of our debt covenants in the future. Such noncompliance could require us to re-negotiate new terms with our lenders which, in all likelihood, would lead to the incurrence of transaction costs and potentially other less favorable terms and conditions being placed upon us, thereby further negatively impacting our liquidity and results of operations.

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings.

As of September 30, 2010, we had unfunded pension obligations, including the current and non-current portions, of $37,688. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings. Moreover, pension obligations can also be affected by changes in legislation and other governmental regulatory actions.

Our suspended shareholder rights plan, Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium on their common stock.

We have a shareholder rights plan that, although currently suspended, may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

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

The market price of our common stock has been highly volatile during the past several years. For example, during the 12 months ended September 30, 2010, the highest sale price for our common stock was $9.15 and the lowest sale price for our common stock was $3.84. The realization of any of the risks described in these Risk Factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Moreover, the market price of our common stock may fluctuate substantially due to many factors, including:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth certain information regarding our properties at September 30, 2010 (dollars in thousands):

			Approximate Area		Approximate
	Location	Principal Use	or Floor Space	Status	Annual Rent

(a)	Iron County, UT	Specialty Chemicals and Water Treatment Equipment Manufacturing Facilities	258 Acres	Owned	N/A
(b)	Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$1
(c)	Niagara Falls, NY	Aerospace Equipment Manufacturing	81,425 sq. ft.	Leased	$147
(d)	Chatsworth, CA	Aerospace Equipment Offices	3,495 sq. ft.	Leased	$107
(e)	Dublin, Ireland	Aerospace Equipment Manufacturing	13,600 sq. ft.	Leased	$163
(e)	Westcott, Buckinghamshire, UK	Aerospace Equipment Manufacturing	40 Acres	Leased	$218
(e)	Cheltenham, Gloucestershire, UK	Aerospace Equipment Manufacturing	4,112 sq. ft.	Leased	$52
(f)	Las Vegas, NV	Executive Offices	22,531 sq.ft.	Leased	$972
(g)	Henderson, NV	Groundwater Remediation Site	1.75 Acres	Owned	N/A

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate, sodium azide and Halotron products and water treatment equipment. Presently, this facility has significant remaining capacity. We own approximately 5000 acres of land that is utilized and adjacent to our Utah facilities. The acreage indicated in the chart represents land currently utilized by our manufacturing facilities.
(b)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility has adequate remaining capacity.
(c)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has adequate capacity available to support its operations and expand, as may be required, through the addition of multiple labor shifts.

(d)	These offices are used for certain Aerospace Equipment segment business development and engineering personnel.
(e)	These facilities are used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, these facilities have adequate remaining capacity.
(f)	These offices are used for our corporate office functions.
(g)	This facility is used for the groundwater remediation activities of the Company.

We consider our facilities to be adequate for our present needs and suitable for their current use.

Item 3.	Legal Proceedings

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

Item 4.	(Removed and Reserved)

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK LISTING. Our common stock trades on the Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ended September 30:

	2010		2009
	High	Low	High	Low

First Quarter	$9.15	$6.32	$13.58	$7.58
Second Quarter	8.17	5.70	8.64	3.90
Third Quarter	7.38	5.02	7.44	4.55
Fourth Quarter	5.66	3.84	8.81	6.44

At November 30, 2010, there were approximately 754 shareholders of record of our common stock. The closing price of our common stock on November 30, 2010 was $6.09.

DIVIDENDS, UNREGISTERED SALES OF STOCK AND STOCK REPURCHASES. No dividends were declared during Fiscal 2010 and Fiscal 2009. Our ability to pay dividends is subject to restrictions, as set forth in the discussion of our “Long-Term Debt and Revolving Credit Facilities” under the heading “Liquidity and Capital Resources” in Item 7 of this report. During the fiscal year ended September 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. During the quarter ended September 30, 2010, we did not repurchase any shares of our common stock.

TRANSFER AGENT. Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10007, (800) 937-5449.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. See Part III, Item 12 of this annual report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)

The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the fiscal years ended September 30, 2010 (“Fiscal 2010”), September 30, 2009 (“Fiscal 2009”) and September 30, 2008 (“Fiscal 2008”). The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this annual report on Form 10-K. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can”, “could”, “may”, “should”, “will”, “would”, “expect”, “anticipate”, “believe”, “estimate”, “future”, “forecast”, “intend” or the negative of these terms or other similar words or expressions. Moreover, statements that speculate about future events are forward-looking statements such as with respect to the fiscal year ending September 30, 2011 (“Fiscal 2011”). These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless as otherwise required by law, to update or revise any forward-looking statements in order to reflect new information, events or circumstances that may arise after the date of this annual report on Form 10-K.

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a financial measure that is not provided for under U.S. generally accepted accounting principles (“GAAP”). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a non-GAAP financial measure for Consolidated EBITDA that is computed in connection with our revolving credit facility covenant compliance. Consolidated EBITDA, as defined in our revolving credit agreement, is presented solely as a supplemental disclosure to provide additional information about our debt covenant compliance. This measure is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure for comparison. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures we report may not be comparable to similarly titled amounts reported by other companies.

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

We are the only North American producer of ammonium perchlorate, or “AP,” which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made three strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation, which became our Aerospace Equipment segment. Effective October 1, 2008, we further expanded our Aerospace Equipment segment with the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. On November 30, 2005, we acquired GenCorp Inc.’s fine chemicals business, through our wholly-owned subsidiary Ampac Fine Chemicals LLC, which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading custom manufacturer of certain active pharmaceutical ingredients, or APIs, and registered intermediates for pharmaceutical and biotechnology companies.

OUR BUSINESS SEGMENTS

Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2010	2009	2008

Fine Chemicals	40%	48%	61%

Specialty Chemicals:
Perchlorates	32%	28%	26%
Sodium azide	1%	2%	0%*
Halotron	2%	2%	2%

Total specialty chemicals	35%	32%	28%

Aerospace Equipment	21%	17%	8%

Other Businesses:
Real estate	0%*	0%*	1%
Water treatment equipment	4%	3%	2%

Total other businesses	4%	3%	3%

Total revenues	100%	100%	100%

*	less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The products we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. In addition, our unique location in Rancho Cordova, California provides us with advantages for the production of chemicals for pharmaceutical controlled substances. We believe that this will be an area of expansion for us.

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

SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of AP, which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In addition, we produce and sell sodium azide, a chemical primarily used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

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

OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment division and real estate activities. Our water treatment equipment business markets, designs, and manufactures electrochemical On Site Hypochlorite Generation, or OSHG systems. These systems are used in the disinfection of drinking water, control of noxious odors, and the treatment of seawater to prevent the growth of marine organisms in cooling systems. We supply our equipment to municipal, industrial and offshore customers. Our real estate activities are not material.

RESULTS OF OPERATIONS

REVENUES

	Year Ended September 30,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08

Fine Chemicals	$69,632	$95,484	$124,187	(27%)	(23%)
Specialty Chemicals	62,611	62,210	57,097	1%	9%
Aerospace Equipment	37,608	33,488	16,435	12%	104%
Other Businesses	6,341	5,966	5,410	6%	10%

Total Revenues	$176,192	$197,148	$203,129	(11%)	(3%)

Fine Chemicals. For Fiscal 2010, the decrease in Fine Chemicals segment revenues, compared to the prior fiscal year, primarily reflects declines in core product revenues from anti-viral products of 37%, central nervous system (“CNS”) products of 44%, and oncology products of 14%. Anti-viral product revenues declined in Fiscal 2010, as compared to Fiscal 2009, as a result of an approximately 38% reduction in volume for the anti-viral product that was our largest core product in Fiscal 2009. The volume decline for this product is due to the timing of completing the development of a new manufacturing process that is the basis for a new three-year supply agreement with the customer. Deliveries of this product under the new agreement are expected to begin in early calendar year 2011. The new contract, which includes a “take or pay” provision, has a lower unit price for the product but at higher annual volumes. The decrease in CNS product revenues resulted from a customer advising us in May 2010 that they were deferring additional orders until calendar year 2011. We have received orders for this product for deliveries in the first quarter of calendar year 2011 and the customer has recently provided us with a non-binding forecast for orders for calendar year 2011 that reflects improvement over Fiscal 2010 levels. This contract includes a “take or pay” provision that results in payments that help offset lower order volumes. The decrease in oncology product revenues is primarily attributable to using certain manufacturing capacity for development products, described below. Certain of these development products are APIs used to make drugs with oncology indications.

Fiscal 2010 revenues from development products increased 130% as compared to Fiscal 2009. Historically, including both Fiscal 2009 and Fiscal 2008, revenues from development products were approximately 5% of Fine Chemicals segment revenues. In Fiscal 2010, development product revenues increased to 15% of Fine Chemicals segment revenues and we anticipate that this percentage will trend upward in future years, supported by our recent investments in facilities and equipment. Development product revenues include revenues from research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Typically, development product activities are the source for future core products. The products categorized as development products are used by our customers primarily for drugs with indications in anti-viral, CNS, oncology and pain management. Revenues in this category also include the milling of cytotoxic materials, a capability we added in Fiscal 2010.

In February 2010, the FDA inspected the Fine Chemicals segment’s Rancho Cordova facility and subsequently issued a Form 483 noting five observations. In June 2010, the FDA issued a Warning Letter indicating management’s written response to the Form 483 “lacked specific corrective action”. Since the Warning Letter was issued, we have taken additional corrective actions, including upgrades to certain facilities and equipment. These actions resulted in the intentional idling of certain production lines while equipment upgrades were performed, as well as increased maintenance costs and capital expenditures. Our corrective actions continued into the first quarter of Fiscal 2011.

For Fiscal 2011, we anticipate that Fine Chemicals segment revenues will increase as compared to Fiscal 2010, representing significant increases in both core product and development product revenues.

More generally, the pharmaceutical markets are being driven by strong demand for products that use our core technologies, including HIV-related drugs and oncology drugs, most of which are expected to use energetic and high-potency compounds. Since a large percentage of new drugs is anticipated to be based on chirally pure material, we believe our investment in SMB technology may be a strong competitive advantage for us in the future.

For Fiscal 2009, the decrease in Fine Chemicals segment revenues, compared to the prior fiscal year, primarily reflected declines in core product revenues from anti-viral products of 30%, central nervous system products of 14%, and oncology products of 13%.

Anti-viral product revenues declined in Fiscal 2009, as compared to Fiscal 2008, as a result of an approximately 82% reduction in volume for the anti-viral product that was our largest core product in Fiscal 2008. Volume decline for this product was due to our customer’s supply chain strategy and their desire to reduce their then current levels of inventory. Revenue declines for this product were partially offset by increases in revenues from one of our other core anti-viral products. The decrease in central nervous system product revenues resulted from a customer reducing its orders for the product until calendar year 2010.

Specialty Chemicals. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 90%, 88%, and 91% of Specialty Chemicals revenues in Fiscal 2010, 2009 and 2008, respectively. The year over year variances in Specialty Chemicals revenues reflect the following factors:

•	A 17% decrease in perchlorate volume offset by a 24% increase in the related average price per pound for Fiscal 2010.
•	A 17% decrease in perchlorate volume and a 27% increase in the related average price per pound for Fiscal 2009.
•	Sodium azide revenues decreased 24% in Fiscal 2010 and increased 398% in Fiscal 2009, each compared to the prior fiscal year.
•	Halotron revenues decreased 1% in Fiscal 2010 and decreased 14% in Fiscal 2009, each compared to the prior fiscal year.

The decrease in total perchlorate volume for Fiscal 2010 reflects an approximately 50% decrease in AP volume for space-related programs, offset by increases in volume for our other perchlorate products. The Ares program was the most significant space program for Fiscal 2010, while the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program was the most significant space program in Fiscal 2009. Volumes for tactical and strategic missiles were consistent between Fiscal 2010 and Fiscal 2009.

The increase in average price per pound of perchlorates in Fiscal 2010 reflects two offsetting factors:

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

The decrease in perchlorate volume for Fiscal 2009 was primarily due to the completion of the Minuteman III propulsion replacement program in Fiscal 2008 offset partially by increases in demand for space and tactical missile programs. The average price per pound increased for Fiscal 2009 primarily due to the effect of our contractual price-volume matrix. In addition, we sold more specialized blend product than in the comparable prior fiscal year periods.

We expect Grade I AP demand in Fiscal 2011 to be less than Fiscal 2010, primarily due to the upcoming retirement of the NASA Space Shuttle and uncertainties in the NASA budget for large solid rockets to be used on the new heavy lift vehicle. We believe that such segment revenues will remain in Fiscal 2011 within the expected stable range for this non-growth segment. Over the longer term, we expect annual demand for Grade I AP to be within the range of 4 million to 9 million pounds based on NASA and U.S. Department of Defense (“DOD”) production programs. We believe that AP demand for DOD programs will be stable over the next several years. NASA demand for space-related programs may vary depending on congressional and NASA decisions regarding the direction of the space program.

In February 2010, the Obama administration released its fiscal year 2011 budget which included the proposed cancellation of NASA’s Constellation space exploration program. The Ares rocket, produced by our customer ATK, is a major part of the Constellation program. We are a major supplier of chemicals for this program, and it is a significant portion of the perchlorate demand. Congress recently passed the NASA Authorization Act which strongly recommends the use of large solid rockets, and therefore AP, for the new heavy lift vehicle. Congress will ultimately determine as part of the fiscal year 2011 authorization and appropriation legislative process the policy and funding levels for NASA and will decide on the future funding level for the heavy launch vehicle.

In addition, Grade I AP revenues are typically derived from relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.

The changes in sodium azide revenues in Fiscal 2010 and Fiscal 2009 are due primarily to fluctuation in demand for sodium azide used in pharmaceutical applications. We do not anticipate a significant increase in demand for sodium azide in Fiscal 2011.

Changes in Halotron revenues have been driven by volume changes which have been and are expected to be relatively consistent year over year.

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

Revenue growth of 12% for the Aerospace Equipment segment during Fiscal 2010, as compared to Fiscal 2009, was generated from both its U.S. and European operations. The primary growth component was revenue from sales of space propulsion engines, which increased 57% in Fiscal 2010 due largely to growth in the communication and commercial satellite markets.

The Aerospace Equipment segment concluded Fiscal 2010 with a record high level of funded backlog of approximately $61,100 as of September 30, 2010. In July 2010, our Aerospace Equipment segment finalized a two year contract with OHB-System AG of Bremen, Germany, to produce fourteen propulsion modules for the full operational capability portion of the satellite-supported European navigation system program. The constellation of navigation satellites will provide GPS-type coverage for a wide variety of users throughout the world.

For Fiscal 2011, we anticipate that the Aerospace Equipment segment revenues should continue to grow as compared to Fiscal 2010, supported by this segment’s record backlog level as of September 30, 2010.

For Fiscal 2009, Aerospace Equipment segment revenues increased $17,053 due to both organic growth and the AMPAC ISP Holdings acquisition. AMPAC ISP Holdings contributed $6,003 in revenues. The remainder of the revenue increase was primarily attributed to this segment’s U.S. operations which experienced success with new contract awards, beginning in the latter part of Fiscal 2008. This improvement in backlog resulted in significant revenue increases for propulsion systems in Fiscal 2009.

Other Businesses. Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues. Water treatment equipment sales increased $537 in Fiscal 2010 and $1,265 in Fiscal 2009, each compared to the prior fiscal years. The revenue increases were driven by new system sales.

COST OF REVENUES AND GROSS MARGIN

	Year Ended September 30,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08

Revenues	$176,192	$197,148	$203,129	(11%)	(3%)
Cost of Revenues	121,477	136,295	135,388	(11%)	1%

Gross Margin	$54,715	$60,853	$67,741	(10%)	(10%)

Gross Margin Percentage	31%	31%	33%

In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.

Fiscal 2010 cost of revenues decreased $14,818, or 11%, to $121,477 from $136,295 for the prior fiscal year. The consolidated gross margin percentage was 31% for both Fiscal 2010 and Fiscal 2009. The following factors affect our Fiscal 2010 consolidated gross margin comparisons:

•	The Fine Chemicals segment gross margin percentage declined six points compared to the prior fiscal year. Reduced volume was the primary contributor to the reduction. In addition, the segment experienced several manufacturing inefficiencies including increases in cycle times for certain core products, higher than anticipated costs associated with validating a process change for a core product, and higher than anticipated efforts associated with certain development products.

•	The Specialty Chemicals segment gross margin percentage improved six points because Fiscal 2010 included a greater percentage of non-Grade I AP volume and Fiscal 2010 benefited from unique cost items such as lower utilities and production variances which are not expected to recur.

•	The Aerospace Equipment segment gross margin percentage declined seven points primarily due to increases in estimated costs to complete certain systems contracts. These cost increases occurred primarily because engineering and design work required more efforts than anticipated, as well as because there were certain quality issues with supplier product.

For Fiscal 2011, we anticipate improvements in Fine Chemicals segment and Aerospace Equipment segment margins as they are expected to recover in the latter half of Fiscal 2011 from the profit impacts of the Fiscal 2010 operational and capacity issues, as well as the anticipated benefits from implementation of our cost reduction and operational excellence initiative. However, low Fine Chemicals segment manufacturing volume during the second half of calendar 2010 is anticipated to continue to have a negative impact on expected margins for the first half of Fiscal 2011. Specialty Chemicals segment margins are expected to remain strong in Fiscal 2011 but decline in Fiscal 2011 as compared to Fiscal 2010 Specialty Chemicals segment margins. We anticipate that this will be partially due to the anticipated reduction in Specialty Chemicals segment revenues in Fiscal 2011 and partially because unique items that benefitted Fiscal 2010 margins will not recur in Fiscal 2011.

Fiscal 2009 cost of revenues increased $907, or 1%, to $136,295 from $135,388 for the prior fiscal year. The consolidated gross margin percentage declined to 31% compared to 33% for the prior fiscal year. The following factors affected our Fiscal 2009 consolidated gross margin comparisons:

•	Fine Chemicals segment gross margin percentage for Fiscal 2009 declined by approximately eight points, reflecting the following:

¡	A decrease in the gross margin percentage due to lower production volume and the related impact on gross margin due to less absorption of fixed manufacturing costs.
¡	During the fourth quarter of Fiscal 2008, the implementation of a new process for a large-volume core anti-viral product which experienced start-up difficulties that negatively impacted margins for this product for the first half of Fiscal 2009.
¡	A decrease in revenues for central nervous system products, including a price reduction for a large-volume core product.

•	Specialty Chemicals segment gross margin percentage improved two points for Fiscal 2009 compared to the prior fiscal year primarily due to a reduction in amortization expense from $1,517 for Fiscal 2008 to zero for Fiscal 2009. In mid-Fiscal 2008 second quarter, the Specialty Chemicals segment completed the amortization of the value assigned to the perchlorate customer list acquired in the fiscal year ended September 30, 1998.
•	Aerospace Equipment segment gross margin percentage improved two points for Fiscal 2009 compared to the prior fiscal year. The improvement was primarily driven by the AMPAC ISP Europe operations which experienced gross margin increases due to greater volumes. This improvement was offset somewhat by lower aggregate margins due to a change in product mix to a greater portion of propulsion systems in Fiscal 2009 as compared to engines in Fiscal 2008.

OPERATING EXPENSES

	Year Ended September 30,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08

Operating Expenses	$48,045	$45,325	$42,865	6%	6%
Percentage of Revenues	27%	23%	21%

Fiscal 2010 operating expenses increased $2,720 to $48,045 from $45,325 for Fiscal 2009 primarily as a result of:

•	A $1,299 increase in Fine Chemicals segment operating expenses that is largely attributed to enhanced business development activities, as well as $425 in additional costs associated with our recently acquired facility in Texas.
•	An increase in Aerospace Equipment segment operating expenses of $1,708 that includes additional research and development expenses and additional management and organizational structure required to support the business’ growth. Research and development activities, which amounted to approximately $1,000, are focused in the area of product development, including aerospace valves and enhancements to our thruster engines.
•	A decrease in corporate operating expenses of $320. The most significant components of this decrease include a reduction in corporate development expenses of $542, an increase in costs associated with our board of directors of $406, and other individually insignificant increases and decreases which aggregate to a decrease of $184.

Fiscal 2009 operating expenses increased $2,460 to $45,325 from $42,865 for Fiscal 2008 primarily as a result of:

•	A $914 decrease in Fine Chemicals segment incentive compensation, as a result of recording no incentive compensation in Fiscal 2009.
•	An increase in Specialty Chemicals segment operating expenses primarily due to an increase of $329 in employee benefit costs and an increase of $305 in lab and research and development costs.
•	An increase in Aerospace Equipment segment operating expenses primarily due to additional operating expenses in the amount of $2,496 resulting from the acquisition of AMPAC ISP Holdings.

•	A decrease in corporate expenses, primarily including a decrease in incentive compensation of $1,382 as a result of recording no incentive compensation in Fiscal 2009, offset partially by increases in payroll and related costs of $718, rent of $593 and stock-based compensation of $639.
•	Other decreases of $324.

ENVIRONMENTAL REMEDIATION CHARGES. During Fiscal 2009, we recorded an environmental remediation charge of $13,700 reflecting increases in our total cost estimate of probable costs for our Henderson, Nevada groundwater remediation operations. See detailed discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

SEGMENT OPERATING PROFIT (LOSS) AND OPERATING INCOME

	Year Ended September 30,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08

Fine Chemicals	$(7,583)	$2,299	$16,246	(430%)	(86%)
Specialty Chemicals	30,571	26,189	23,128	17%	13%
Aerospace Equipment	(265)	3,012	736	(109%)	309%
Other Businesses	(206)	195	1,022	(206%)	(81%)

Total Segment Operating Profit	22,517	31,695	41,132	(29%)	(23%)
Corporate Expenses	(15,847)	(16,167)	(16,256)	(2%)	(1%)
Environmental Remediation Charges	-	(13,700)	-	(100%)	-

Operating Income	$6,670	$1,828	$24,876	265%	(93%)

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

BACKLOG

Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $49,700 and $28,200 as of September 30, 2010 and 2009, respectively. We anticipate order backlog as of September 30, 2010 to be substantially filled during Fiscal 2011.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $67,900 and $61,100, respectively, as of September 30, 2010, compared to total backlog and funded backlog of $46,800 and $38,900, respectively, as of September 30, 2009. We anticipate the majority of funded backlog as of September 30, 2010 to be completed during Fiscal 2011, with any remainder to be completed in the fiscal year ending September 30, 2012.

Backlog is not a meaningful measure for our other business lines. While a substantial portion of our anticipated revenues for Fiscal 2011 is currently in our backlog, the timing of our customer product requirements should result in at least a majority of our expected annual revenues for Fiscal 2011 occurring in the second half of the fiscal year.

INTEREST AND OTHER INCOME (EXPENSE)

	Year Ended September 30,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08

Interest and Other Income (Expense), Net:
Interest Income	$58	$150	$937	(61%)	(84%)
Gain on Sale of Assets	-	-	429	-	(100%)
Other	(13)	(4)	-	225%	-

Total	$45	$146	$1,366	(69%)	(89%)

Interest Expense	$10,656	$10,735	$10,803	(1%)	(1%)

We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances and the applicable interest rate.

In Fiscal 2008, the gain on sale of assets relates to the final recognition of a deferred gain from a sale-lease back transaction in October 2005. In Fiscal 2008, the lease was terminated and the associated deferred gain was recognized.

Interest expense was consistent between Fiscal 2010, Fiscal 2009 and Fiscal 2008 because the interest rate for our primary credit facility is fixed.

INCOME TAXES. Our income tax expense (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2010	2009	2008

Federal income tax at the statutory rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal benefit	(5.4%)	(5.0%)	5.2%
Nondeductible expenses	8.5%	3.9%	1.5%
Valuation allowance	1.4%	0.0%	1.0%
Change in effective state income tax rate	0.0%	0.0%	(2.3%)
Interest and penalties	9.4%	0.6%	1.4%
Foreign tax rate differential	5.5%	2.4%	0.0%
Other	(1.2%)	1.1%	0.2%

Effective tax rate	(16.8%)	(32.0%)	42.0%

Deferred tax assets are comprised of the following at September 30:

	2010	2009

Deferred tax assets:
Environmental remediation reserves	$11,058	$11,955
Pension obligations	15,005	10,400
Tax credits and carryforwards	3,137	3,589
Intangible assets	2,349	2,899
Inventory	8,678	4,660
Accrued expenses	2,214	1,997
Other	917	590

Subtotal	43,358	36,090
Valuation allowance	(1,186)	(1,157)

Deferred tax assets	42,172	34,933

Deferred tax liabilities:
Property, plant and equipment	(10,671)	(6,698)
Prepaid expenses	(461)	(623)
Other	(114)	(302)

Deferred tax liabilities	(11,246)	(7,623)

Net deferred tax assets	$30,926	$27,310

The following summarizes our tax credits and carryforwards as of September 30:

	2010	2009

Federal operating losses	$1,251	$1,382
Federal R&D credits	160	160
Federal AMT credits	1,412	1,684
State operating losses	1,205	1,205
U.K. operating losses	2,753	2,514
Ireland operating losses	3,989	3,548

Federal operating loss carryforwards, expiring in 2029, federal R&D credits and federal AMT credits are available to reduce future federal taxable income. We do not anticipate future taxable income in the states that have operating loss carryforwards and have provided a full valuation allowance of $66 as of September 30, 2010 and 2009. Because of a history of losses in foreign tax jurisdictions, we have concluded that it is more likely than not that we will not utilize these operating loss carryforwards and, accordingly, have provided aggregate valuation allowances of $1,120 and $1,091 as of September 30, 2010 and 2009, respectively. We have not provided a U.S. federal income tax for our foreign operations because we intend to permanently reinvest any foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Year Ended September 30,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08

Cash Provided (Used) By:
Operating activities	$20,775	$11,142	$20,333	86%	(45%)
Investing activities	(13,352)	(16,183)	(15,284)	(17%)	6%
Financing activities	(5,053)	(316)	418	1,499%	(176%)
Effect of changes in exchange rates on cash	(66)	145	-	(146%)	-

Net change in cash for period	$2,304	$(5,212)	$5,467	(144%)	(195%)

Operating Activities

Fiscal 2010 compared to Fiscal 2009

Operating activities provided cash of $20,775 for Fiscal 2010 compared to $11,142 for the prior fiscal year, resulting in an increase of $9,633.

Significant components of the change in cash flow from operating activities include:

•	A decrease in cash due to a decline in cash profits generated by our operations.
•	An increase in cash provided by working capital accounts of $20,310, excluding the effects of interest and income taxes.
•	An increase in cash taxes refunded of $98.
•	An increase in cash paid for interest of $70.
•	An increase in cash used for environmental remediation of $1,532.
•	Other decreases in cash provided by operating activities of $506.

The increase in cash provided by working capital is comprised primarily of the following factors. The Fine Chemicals segment accounted for approximately $6,000 of the increase as working capital needs were reduced as a result of the lower business volume in Fiscal 2010. We anticipate that this trend will reverse as the Fine Chemicals segment business volume is expected to increase in Fiscal 2011. The Aerospace Equipment segment accounted for approximately $6,000 of the increase, reflecting improvements in working capital management. The Other Businesses segment accounted for approximately $6,000 of the increase as unusually high working capital balances as of September 30, 2009 returned to more normalized levels as of September 30, 2010.

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

In late Fiscal 2009, we commenced a project to engineer, design, and install additional equipment at our Henderson, Nevada remediation site. The increase in environmental remediation spending in Fiscal 2010 is due to this project. See additional discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

Fiscal 2009 compared to Fiscal 2008

Operating activities provided cash of $11,142 for Fiscal 2009 compared to $20,333 for the prior fiscal year, resulting in a decrease of $9,191.

Significant components of the change in cash flow from operating activities include:

•	A decrease in cash due to a decline in cash profits generated by our operations.
•	An increase in cash used for working capital accounts of $7,572, excluding the effects of interest and income taxes.
•	A decrease in cash taxes paid of $5,743.
•	A decrease in cash interest of $113.
•	An increase in cash used for environmental remediation of $143.
•	Other increases in cash provided by operating activities of $2,884.

The increase in cash used for working capital accounts was primarily due to an increase in working capital requirements to support the revenue growth of our Aerospace Equipment segment. In addition, accounts receivable balances for our Specialty Chemicals segment were higher as of September 30, 2009 due to higher revenues in September 2009. These higher accounts receivable balances were substantially collected in October 2009.

For Fiscal 2009, we did not pay federal income taxes based on the reduction in income and the effects of timing differences in expense deductions. As a result, cash tax requirements were significantly reduced in Fiscal 2009 compared to Fiscal 2008.

Other increases in cash provided by operating activities primarily reflected the timing of contributions to our defined benefit pension plans.

Investing Activities

Fiscal 2010 compared to Fiscal 2009

Fiscal 2010 capital expenditures of $13,362 reflect an increase of $3,904 from capital expenditures of $9,458 in Fiscal 2009. In April 2010, our Fine Chemicals segment expanded its manufacturing capacity through the purchase of a fine chemicals facility in La Porte, Texas at a total cost of approximately $1,200, including direct purchase costs. The purchase of this facility is accounted for as a capital expenditure.

We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2011 to be approximately $16,000. Our expected capital expenditures in Fiscal 2011 include approximately $5,000 for Fine Chemicals segment equipment that is required to support a recently-awarded, three-year, core product contract and approximately $2,000 for facility upgrades in our Fine Chemicals segment to satisfy recent FDA standards.

Fiscal 2009 compared to Fiscal 2008

Capital expenditures decreased by $5,826 in Fiscal 2009 compared to the prior fiscal year primarily due to reductions in growth capital spending for our Fine Chemicals segment.

Cash used for acquisition of business reflects the purchase of AMPAC ISP Holdings for $7,196, net of cash acquired of $471.

Financing Activities

In June 2010, we repurchased and cancelled $5,000 in principal amount of our 9% Senior Notes for $4,900, which approximated the carrying value of the notes, net of deferred financing costs. Remaining financing cash flows for Fiscal 2010 and Fiscal 2009 primarily reflect capital lease payments and cash flows associated with stock option exercises.

Fiscal 2008 also includes purchases of treasury stock.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2010, we had cash of $23,985. Our primary source of working capital is cash flows from operations. In addition, we have available funds under our committed revolving credit line, which matures in February 2012. Our revolving line of credit had availability of $18,170 as of September 30, 2010. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any. We believe that changes in cash flow from operations during our Fiscal 2010 periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

We do not currently anticipate that the factors noted above will have material effects on our ability to meet our future liquidity requirements. We anticipate funding Remediation Capital with cash on hand. We continue to believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis. Further, accounting charges for environmental remediation and cash spent for Remediation Capital do not impact our bank covenant compliance charges.

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

Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 and September 17, 2010 (the “Revolving Credit Facility”), with Wachovia Bank, National Association (predecessor by merger to Wells Fargo Bank, National Association), and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.

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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.00 to 1.00 through quarters ended June 30, 2011 and 2.50 to 1.00 for quarters thereafter (“Interest Coverage Ratio”). The Revolving Credit Facility defines Total Leverage Ratio as the ratio of Consolidated Funded Debt to Consolidated EBITDA and Interest Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Interest Expense. With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Revolving Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Funded Debt generally includes principal amounts outstanding under our Senior Notes, Revolving Credit Facility, capital leases and notional amounts for outstanding letters of credit. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, and stock-based compensation expense and less cash payments for environmental remediation and other non-recurring gains in excess of $50. In accordance with the definitions contained in the Revolving Credit Facility, as of September 30, 2010, our Total Leverage Ratio was 4.71 to 1.00 and our Interest Coverage Ratio was 2.25 to 1.00.

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

As of September 30, 2010, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,170, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not affected by this change. Beginning July 1, 2010, new U.S. employees will participate solely in one of the Company’s 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

Benefit obligations are measured annually as of September 30. As of September 30, 2010, the Pension Plans had an unfunded benefit obligation of $30,005. For Fiscal 2010, we made contributions to the Pension Plans in the amount of $3,300. We anticipate making Pension Plan contributions in the amount of approximately $6,500 during Fiscal 2011. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2010 would increase our minimum funding obligations for Fiscal 2011 by approximately $200.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”) that includes five participants comprised of active and former executive officers. The SERP is an unfunded plan and as of September 30, 2010, the SERP obligation was $7,683. For Fiscal 2010, we paid SERP retirement benefits of $427. We anticipate contributing the amount of approximately $500 to the SERP during Fiscal 2011 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.

During Fiscal 2010, our aggregate Pension Plans and SERP liability increased significantly primarily due to changes in actuarial assumption such as the discount rate. The change was recorded as an increase in Pension Obligations and a corresponding decrease in Shareholders’ Equity (Accumulated Other Comprehensive Loss). The effect of the change in the discount rate increased our anticipated Fiscal 2011 funding requirements by approximately $2,800.

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

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this more recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with the Nevada Division of Environmental Protection, we re-evaluated our remediation operations at the end of Fiscal 2009 and during Fiscal 2010 as new data was generated. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing in situ bioremediation process. With the additional extraction wells and equipment, we estimated that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with Fiscal 2010. Within that range, we estimated that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project and these variables are updated on a regular basis. If additional information becomes available in the future that lead to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment operational by 2012. We are in the pre-construction, design and engineering steps, and as a result, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making estimates, our estimate may later require significant revision as new facts become available and circumstances change.

In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of September 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $20,100 to approximately $44,000 based on a possible total remaining life of the project ranging from 9 to 28 years. As of September 30, 2010, the accrued amount was $23,870, based on an estimate of 12 remaining years, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

OTHER ARRANGEMENTS

Operating Leases. We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2025. Certain of our operating leases contain step rent provisions and escalation clauses and also provide for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations.

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2010, are as follows:

Years ending September 30:
2011	$1,814
2012	1,722
2013	1,577
2014	1,566
2015	1,466
Thereafter	4,933

Total	$13,078

Letters of Credit. As of September 30, 2010, we had $1,830 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2013, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $4,900 as of September 30, 2010.

INFLATION. Generally, inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2010.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,606 and $25,882 as of September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, recovery of our U.S. jurisdiction deferred tax assets, net of applicable deferred tax liabilities, required that we generate approximately $75,000 in taxable income in periods ranging from one to at least 12 years in the future. To determine whether a valuation allowance is required, we project our future taxable income. The projections require us to make assumptions regarding our product revenues, gross margins and operating expenses.

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

The discount rate is used to estimate the present value of projected future pension payments to all participants. The discount rate is generally based on the yield on AAA/AA-rated corporate long-term bonds. At September 30 of each year, the discount rate is determined using bond yield curve models matched with the timing of expected retirement plan payments. Our discount rate assumption was 5.80 percent as of September 30, 2010. Holding all other assumptions constant, a hypothetical increase or decrease of 25 basis points in the discount rate assumption would increase or decrease annual pension expense by approximately $400.

The expected long-term rate of return on plan assets represents the average rate of earnings expected on the plan funds invested in a specific target asset allocation. The expected long-term rate of return assumption on pension plan assets was 8.00 percent in Fiscal 2010. Holding all other assumptions constant, a hypothetical 25 basis point increase or decrease in the assumed long-term rate of return would increase or decrease annual pension expense by approximately $100.

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

In December 2008, the FASB issued a new standard that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include disclosure of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements were effective for our fiscal year ended September 30, 2010. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, which provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. We adopted this ASU on October 1, 2010. We anticipate that the adoption of this standard will affect the timing of revenue recognition on certain existing and future research and development contracts for our Fine Chemicals segment. However, because the term of these contracts are typically less than six months and the amount of revenues generated from such contracts are not material to our consolidated revenues, the adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial statements called for hereunder are included herein on the following pages:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and the presentation of our issued financial statements. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our issued financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Board Nominations,” “Board Nominees,” “Board of Directors,” the “Audit Committee” subsection of the section entitled “Board of Directors’ Meetings and Committees and Governance Matters,” “Named Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for the 2011 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2010.

Code of Ethics. We have adopted a code of ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, entitled “Standards of Business Conduct” that is posted on our website at www.apfc.com on the “Corporate Governance” page of the “Investors” section. In addition, we will provide to any person without charge a copy of the Standards of Business Conduct upon written request to our Secretary at our principal executive offices at 3883 Howard Hughes Parkway, Suite 700, Las Vegas, Nevada 89169. In the event that we make any amendment to, or grant any waiver from, a provision of the Standards of Business Conduct that requires disclosure under applicable SEC rules and regulations and/or the rules of The NASDAQ Stock Market LLC, we will disclose such amendment or waiver and the reasons therefor as required by SEC rules and regulations and/or the rules of The NASDAQ Stock Market LLC on our website.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Compensation Determinations and Considerations,” “Director Compensation (Fiscal 2010),” “Summary Compensation (Fiscal 2010),” “Retirement Benefits,” “Employment, Change-of-Control and Severance Agreements,” “Plan-Based Compensation,” “Equity Compensation Plans,” and “Outstanding Equity Awards at Fiscal Year-End (Fiscal 2010),” of our definitive proxy statement for the 2011 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Equity Compensation Plans” and “Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for the 2011 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Meetings and Independence” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2011 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2010.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2011 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   (1) Financial Statements

See Part II, Item 8 of the report for an index to the registrant’s financial statements.

(2) Financial Statement Schedules

None applicable.

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report (reference to an exhibit number is to the number assigned to the exhibit pursuant to Item 601 of Regulation S-K):

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

3.5	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.6	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

3.8	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.11++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.12+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.14	Amended and Restated Credit Agreement, dated as of February 6, 2007, among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.15	First Amendment to Credit Agreement, dated as of July 7, 2009, by and among American Pacific Corporation, certain subsidiaries thereof, the lenders party thereto, and Wachovia Bank, National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.16	Second Amendment to Credit Agreement, dated as of September 17, 2010, by and among American Pacific Corporation, certain subsidiaries thereof, Wells Fargo Bank, National Association as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 27, 2010).

10.17+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.19+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.20+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.21+	American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.26+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.27+	First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.28+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.29+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.30+	Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

*10.31+	Consulting Agreement, dated November 14, 2009, by and between American Pacific Corporation and Discovery Partners International LLC.

10.32	Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010).

*21	Subsidiaries of the registrant.

*23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).

*23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Dated: December 20, 2010
AMERICAN PACIFIC CORPORATION
(Registrant)

	By:	/s/ JOSEPH CARLEONE
Joseph Carleone President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DANA M. KELLEY
Dana M. Kelley Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH CARLEONE Joseph Carleone, President and Chief Executive Officer, and Director (Principal Executive Officer)	Date: December 20, 2010

/s/ DANA M. KELLEY Dana M. Kelley, Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	Date: December 20, 2010

/s/ JOHN R. GIBSON John R. Gibson, Chairman of the Board	Date: December 20, 2010

/s/ BARBARA SMITH CAMPBELL Barbara Smith Campbell, Director	Date: December 20, 2010

/s/ FRED D. GIBSON, JR. Fred D. Gibson, Jr., Director	Date: December 20, 2010

/s/ JAN H. LOEB Jan H. Loeb, Director	Date: December 20, 2010

/s/ BERLYN D. MILLER Berlyn D. Miller, Director	Date: December 20, 2010

/s/ WILLIAM F. READDY William F. Readdy, Director	Date: December 20, 2010

/s/ C. KEITH ROOKER C. Keith Rooker, Director	Date: December 20, 2010

/s/ CHARLOTTE E. SIBLEY Charlotte E. Sibley, Director	Date: December 20, 2010

/s/ BART WEINER Bart Weiner, Director	Date: December 20, 2010

/s/ DEAN M. WILLARD Dean M. Willard, Director	Date: December 20, 2010

/s/ JANE L. WILLIAMS Jane L. Williams, Director	Date: December 20, 2010

EXHIBIT INDEX

Exhibit
Number	Description

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

3.4
American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

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

3.8
Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

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

10.16
Second Amendment to Credit Agreement, dated as of September 17, 2010, by and among American Pacific Corporation, certain subsidiaries thereof, Wells Fargo Bank, National Association as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 27, 2010).

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

10.27+
First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.28+
First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.29+
First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.30+
Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

*10.31+	Consulting Agreement, dated November 14, 2009, by and between American Pacific Corporation and Discovery Partners International LLC.

10.32
Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010).

*21	Subsidiaries of the registrant.

*23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).

*23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

++ Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the Securities and Exchange Commission.

(b)	See (a)(3) above.

(c)	None applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Pacific Corporation

We have audited the accompanying consolidated balance sheet of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries at September 30, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Las Vegas, Nevada

December 20, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Pacific Corporation:

We have audited the accompanying consolidated balance sheet of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Pacific Corporation and subsidiaries as of September 30, 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
December 29, 2009

AMERICAN PACIFIC CORPORATION
Consolidated Balance Sheets
September 30, 2010 and 2009
(Dollars in Thousands)

	2010	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$23,985	$21,681
Accounts Receivable, Net	51,900	44,028
Inventories	36,126	36,356
Prepaid Expenses and Other Assets	1,542	1,811
Income Taxes Receivable	2,802	2,148
Deferred Income Taxes	10,672	6,317

Total Current Assets	127,027	112,341
Property, Plant and Equipment, Net	113,873	114,645
Intangible Assets, Net	1,420	3,553
Goodwill	2,933	3,144
Deferred Income Taxes	20,254	21,121
Other Assets	10,236	10,037

TOTAL ASSETS	$275,743	$264,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,197	$7,444
Accrued Liabilities	8,062	5,295
Accrued Interest	1,575	1,650
Employee Related Liabilities	6,472	6,930
Income Taxes Payable	193	189
Deferred Revenues and Customer Deposits	18,769	6,911
Current Portion of Environmental Remediation Reserves	8,694	2,522
Current Portion of Long-Term Debt	70	151

Total Current Liabilities	53,032	31,092
Long-Term Debt	105,102	110,097
Environmental Remediation Reserves	15,176	24,168
Pension Obligations	37,161	27,720
Other Long-Term Liabilities	1,615	667

Total Liabilities	212,086	193,744

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,543,091 and 7,504,591 issued and outstanding	754	750
Capital in Excess of Par Value	73,091	72,322
Retained Earnings	6,720	9,997
Accumulated Other Comprehensive Loss	(16,908)	(11,972)

Total Shareholders’ Equity	63,657	71,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$275,743	$264,841

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Operations
For the Years Ended September 30, 2010, 2009, and 2008
(Dollars in Thousands, Except per Share Amounts)

	2010	2009	2008

Revenues	$176,192	$197,148	$203,129
Cost of Revenues	121,477	136,295	135,388

Gross Profit	54,715	60,853	67,741
Operating Expenses	48,045	45,325	42,865
Environmental Remediation Charges	-	13,700	-

Operating Income	6,670	1,828	24,876
Interest and Other Income, Net	45	146	1,366
Interest Expense	10,656	10,735	10,803

Income (Loss) before Income Taxes	(3,941)	(8,761)	15,439
Income Tax Expense (Benefit)	(664)	(2,802)	6,488

Net Income (Loss)	$(3,277)	$(5,959)	$8,951

Earnings (Loss) per Share:
Basic	$(0.44)	$(0.80)	$1.20
Diluted	$(0.44)	$(0.80)	$1.18

Weighted Average Shares Outstanding:
Basic	7,490,000	7,482,000	7,451,000
Diluted	7,490,000	7,482,000	7,599,000

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended September 30, 2010, 2009 and 2008
(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par				Other	Total
	Net of	Value of	Capital in			Compre-	Stock-
	Treasury	Common	Excess of	Retained	Treasury	hensive	holders’
	Shares	Stock	Par Value	Earnings	Stock	Loss	Equity

BALANCES, October 1, 2007	7,428,671	$946	$87,513	$7,296	$(16,982)	$(3,084)	$75,689

Comprehensive Income:
Net Income				8,951			8,951
Currency Translation						(127)	(127)
Change in Unamortized Benefit Plan Costs, Net of Tax						296	296
Retirement Plan Amendments,
Net of Tax						(2,352)	(2,352)

Total Comprehensive Income							6,768

Cumulative effect of adoption of new accounting standard (Note 8)				(291)			(291)
Purchase of Treasury Stock	(11,080)				(193)		(193)
Issuance of Common Stock	60,000	6	375				381
Tax Benefit From Stock Options			481				481
Share-based Compensation			127				127

BALANCES, September 30, 2008	7,477,591	952	88,496	15,956	(17,175)	(5,267)	82,962

Comprehensive Income:
Net loss				(5,959)			(5,959)
Currency Translation						(83)	(83)
Change in Unamortized Benefit
Plan Costs, Net of Tax						(6,622)	(6,622)

Total Comprehensive Loss							(12,664)

Retirement of Treasury Stock		(205)	(16,970)		17,175		-
Issuance of Common Stock	5,000	1	31				32
Share-based Compensation	22,000	2	765				767

BALANCES, September 30, 2009	7,504,591	750	72,322	9,997	-	(11,972)	71,097

Comprehensive Income:
Net loss				(3,277)			(3,277)
Currency Translation						(335)	(335)
Change in Unamortized Benefit
Plan Costs, Net of Tax						(4,601)	(4,601)

Total Comprehensive Loss							(8,213)

Issuance of Common
Stock, Net of Tax	2,500	-	(7)				(7)
Share-based Compensation	36,000	4	776				780

BALANCES, September 30, 2010	7,543,091	$754	$73,091	$6,720	$-	$(16,908)	$63,657

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2010, 2009 and 2008
(Dollars in Thousands)

	2010	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(3,277)	$(5,959)	$8,951
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,445	16,166	16,454
Non-cash interest expense	572	632	637
Share-based compensation	780	767	127
Deferred income taxes	(565)	(2,405)	3,355
Excess tax benefit from stock option exercises	-	-	(481)
Loss (Gain) on sale of assets	12	76	(416)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,834)	(14,437)	(2,317)
Inventories	270	2,974	6,666
Prepaid expenses and other current assets	281	1,620	(1,510)
Accounts payable	1,434	(3,474)	(349)
Income taxes	(635)	(266)	(919)
Accrued liabilities	2,775	(359)	(1,765)
Accrued interest	(75)	-	(36)
Employee related liabilities	(490)	(461)	(431)
Deferred revenues and customer deposits	11,932	2,195	(4,664)
Environmental remediation reserves	(2,820)	12,412	(1,145)
Pension obligations, net	1,819	1,346	277
Other	151	315	(2,101)

Net Cash Provided by Operating Activities	20,775	11,142	20,333

Cash Flows from Investing Activities:
Capital expenditures	(13,362)	(9,458)	(15,284)
Acquisition of businesses and earnout adjustment	-	(6,725)	-
Other investing activities	10	-	-

Net Cash Used in Investing Activities	(13,352)	(16,183)	(15,284)

Cash Flows from Financing Activities:
Payments of long-term debt	(5,064)	(348)	(251)
Issuance of common stock	11	32	381
Excess tax benefit from stock option exercises	-	-	481
Purchase of treasury stock	-	-	(193)

Net Cash Provided (Used) by Financing Activities	(5,053)	(316)	418

Effect of Changes in Currency Exchange Rates on Cash	(66)	145	-

Net Change in Cash and Cash Equivalents	2,304	(5,212)	5,467
Cash and Cash Equivalents, Beginning of Year	21,681	26,893	21,426

Cash and Cash Equivalents, End of Year	$23,985	$21,681	$26,893

AMERICAN PACIFIC CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended September 30, 2010, 2009 and 2008
(Dollars in Thousands)

	2010	2009	2008

Cash Paid (Refunded) For:
Interest	$10,159	$10,089	$10,141
Income taxes	(537)	(439)	5,304

Non-Cash Investing and Financing Transactions:
Capital leases originated	98	-	-
Additions to Property, Plant and Equipment not yet paid	624	300	119

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008
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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,606 and $25,882 as of September 30, 2010 and 2009, respectively.

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

Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2010, 2009 and 2008, such transactions totaled approximately $117, $4, and $19, respectively.

Cash and Cash Equivalents. All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair Value Disclosure. We adopted the new accounting guidance under generally accepted accounting principles relating to fair value measurements and disclosures effective October 1, 2009. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $103,688 based on level 2 data which was the trade date closest to September 30, 2010, which was October 13, 2010. We estimated the fair value of our fixed-rate long-term debt to be approximately $100,650 based on the trade date closest to September 30, 2009, which was September 9, 2009.

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

	2010	2009	2008

Fine chemicals customer		14%	13%
Fine chemicals customer			19%
Fine chemicals customer			10%
Specialty chemicals customer	23%	11%
Specialty chemicals customer	19%	10%
Aerospace equipment customer		13%	12%

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	2010	2009	2008

Classified as cost of revenues
Depreciation	$13,625	$13,566	$13,168
Amortization	-	-	1,517
Classified as operating expenses
Depreciation	744	532	532
Amortization	2,076	2,068	1,237

Total	$16,445	$16,166	$16,454

Goodwill. Goodwill is not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of September 30, or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There was no goodwill impairment charge recorded in any of the years presented.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment review. Some of the factors that management would consider or estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews but cannot predict the occurrence of future events and circumstances that could result in impairment charges. We recorded no impairments of long-lived assets during the years ended September 30, 2010, 2009 and 2008.

Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding plus the dilutive effect of common share equivalents, which is computed using the treasury stock method.

Foreign Currency. We translate our foreign subsidiaries’ assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average monthly exchange rate. Foreign currency translation gains or losses are reported as cumulative currency translation adjustments as a component of stockholders’ equity. We recorded foreign currency transaction gains or losses as a component of interest and other income (expense), net, on our consolidated statement of operations. For the years ended September 30, 2010, 2009 and 2008, gains and losses resulting from transactions in foreign currencies were not material.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2008, the FASB issued a new standard that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures include disclosure of investment allocation decisions, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of certain fair value measurements, and significant concentrations of risk within plan assets. The expanded disclosure requirements was effective for our fiscal year ended September 30, 2010. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, which provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. We adopted this ASU on October 1, 2010. We anticipate that the adoption of this standard will affect the timing of revenue recognition on certain existing and future research and development contracts for our Fine Chemicals segment. However, because the term of these contracts are typically less than six months and the amount of revenues generated from such contracts are not material to our consolidated revenues, the adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

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

2.	SHARE-BASED COMPENSATION (Continued)

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of September 30, 2010, there were 750 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of September 30, 2010, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of September 30, 2010, there were 12,000 shares available for grant under the 2008 Plan. This plan was approved by our stockholders. In December 2010, our board of directors approved an amendment and restatement of the 2008 Plan that, among other things, increases the total shares of common stock authorized under the 2008 Plan from 350,000 to 800,000. The effectiveness of this amendment and restatement will be subject to stockholder approval.

A summary of our outstanding and non-vested stock option and restricted stock activity for the year ended September 30, 2010 is as follows:

	Stock Options				Restricted Stock
					Outstanding and
	Outstanding		Non-Vested		Non-Vested

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2009	540,997	$8.64	161,710	$5.57	22,000	$11.25
Granted	149,000	7.21	149,000	3.65	36,000	7.15
Vested	-	-	(61,065)	5.62	(7,336)	11.25
Exercised	(2,500)	4.87	-	-	-	-
Expired / Cancelled	(29,321)	8.86	(750)	3.74	-	-

Balance, September 30, 2010	658,176	8.32	248,895	4.41	50,664	8.34

A summary of our exercisable stock options as of September 30, 2010 is as follows:

Number of vested stock options	409,281
Weighted average exercise price per share	$8.07
Aggregate intrinsic value	$3
Weighted average remaining contractual term in years	6.0

We determine the fair value of stock option awards at their grant date, using a Black-Scholes Option-Pricing model applying the assumptions in the following table. We determine the fair value of restricted

2.	SHARE-BASED COMPENSATION (Continued)

stock awards based on the fair market value of our common stock on the grant date. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

The following stock option information is as of September 30:

	2010	2009	2008

Weighted average grant date fair value per share of options granted Significant fair value assumptions:	$3.65	$5.41	$7.86
Expected term in years	6.00	6.00	5.75
Expected volatility	51.3%	48.7%	44.5%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rates	2.3%	2.7%	3.4%
Total intrinsic value of options exercised	$4	$21	$629
Aggregate cash received for option exercises	$11	$32	$406

Compensation cost (included in operating expenses)
Stock options	$546	$585	$127
Restricted stock	234	182	-

Total	780	767	127
Tax benefit recognized	170	135	50

Net compensation cost	$610	$632	$77

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$297	$303	$70
Restricted stock	$88	$65	$-
Weighted-average years to be recognized
Stock options	1.4	1.5	0.6
Restricted stock	1.4	1.5	-

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

3.	BALANCE SHEET DATA

The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2010	2009

Accounts Receivable:
Trade receivables	$42,348	$35,942
Unbilled receivables	9,773	7,807
Employee and other receivables	319	479
Allowance for bad debt	(540)	(200)

Total	$51,900	$44,028

3.	BALANCE SHEET DATA (Continued)

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

	2010	2009

Inventories:
Finished goods	$2,977	$1,951
Work-in-progress	18,318	22,080
Raw materials and supplies	9,103	9,930
Deferred cost of revenues	5,728	2,395

Total	$36,126	$36,356

	2010	2009

Property, Plant and Equipment:
Land and improvements	$3,683	$3,455
Buildings and improvements	48,875	47,548
Machinery and equipment	133,198	127,116
Construction in progress	8,012	2,325

Total Cost	193,768	180,444
Less: accumulated depreciation	(79,895)	(65,799)

Total	$113,873	$114,645

4.	INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30:

	2010	2009

Perchlorate customer list	$38,697	$38,697
Less accumulated amortization	(38,697)	(38,697)

	-	-

Customer relationships	8,976	9,018
Less accumulated amortization	(7,556)	(6,182)

	1,420	2,836

Backlog	1,559	1,579
Less accumulated amortization	(1,559)	(862)

	-	717

Total	$1,420	$3,553

The perchlorate customer list is an asset of our Specialty Chemicals segment and was fully amortized as of February 2008. Amortization expense was $1,517 for year ended September 30, 2008. Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $1,374, $1,238, and $1,237 for the years ended September 30, 2010, 2009 and 2008, respectively. Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was $702, $830, and zero

4.	INTANGIBLE ASSETS (Continued)

for the years ended September 30, 2010, 2009 and 2008, respectively. Estimated future amortization expense for our intangible assets is as follows:

Years ending September 30:
2011	$832
2012	294
2013	294

Total	$1,420

Goodwill is assigned to our Aerospace Equipment Segment. Changes in the reported value for goodwill are a result in fluctuations in the underlying foreign currency translation rate.

5.	DEBT

Our outstanding debt balances consist of the following as of September 30:

	2010	2009

Senior Notes, 9%, due 2015	$105,000	$110,000
Capital Leases, due through 2014	172	248

Total Debt	105,172	110,248
Less Current Portion	(70)	(151)

Total Long-term Debt	$105,102	$110,097

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

The Senior Notes were issued pursuant to an indenture which contains certain customary events of default, including cross default provisions if we default under our existing and future debt agreements having, individually or in the aggregate, a principal or similar amount outstanding of at least $10,000, and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:

•	incur additional debt;
•	pay dividends or make other restricted payments;

5.	DEBT (Continued)

•	create liens on assets to secure debt;
•	incur dividend or other payment restrictions with regard to restricted subsidiaries;
•	transfer or sell assets;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions;
•	create an unrestricted subsidiary;
•	enter into certain business activities; or
•	effect a consolidation, merger or sale of all or substantially all of our assets.

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

Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 and September 17, 2010 (the “Revolving Credit Facility”), with Wachovia Bank, National Association (predecessor by merger to Wells Fargo Bank, National Association), and certain other lenders, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 with an initial maturity of 5 years. We may prepay and terminate the Revolving Credit Facility at any time. The annual interest rates applicable to loans under the Revolving Credit Facility are, at our option, either the Alternate Base Rate or LIBOR Rate (each as defined in the Revolving Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our total leverage ratio (as defined in the Revolving Credit Facility). In addition, we pay commitment fees, other fees related to the issuance and maintenance of letters of credit, and certain agency fees.

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

Financial covenants under the Revolving Credit Facility include quarterly requirements for total leverage ratio of less than or equal to 5.25 to 1.00 (“Total Leverage Ratio”), and interest coverage ratio of at least 2.00 to 1.00 through quarters ended June 30, 2011 and 2.50 to 1.00 for quarters thereafter (“Interest Coverage Ratio”). The Total Leverage Ratio is defined as the ratio of Consolidated Funded Debt to Consolidated EBITDA and the Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense, each term as defined in the Revolving Credit

5.	DEBT (Continued)

Facility. In accordance with the definitions contained in the Revolving Credit Facility, as of September 30, 2010, we were in compliance with our Total Leverage Ratio and Interest Coverage Ratio covenants.

The Revolving Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods), including cross-default provisions that include our Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the Revolving Credit Facility prior to its stated maturity and the related commitments may be terminated. As of September 30, 2010, under our Revolving Credit Facility, we had no borrowings outstanding, availability of $18,170, and we were in compliance with its various financial covenants. Availability is computed as the total commitment of $20,000 less outstanding borrowings and outstanding letters of credit, if any.

Principal Maturities. Principal maturities for our outstanding debt as of September 30, 2010 are as follows:

Years ending September 30:
2011	$70
2012	69
2013	22
2014	11
2015	105,000
Thereafter	-

Total	$105,172

Debt Issue Costs. In connection with the issuance of the Senior Notes, we incurred debt issuance costs of approximately $4,814 which were capitalized and classified as other assets on the balance sheet. These costs are being amortized as additional interest expense over the eight year term on the Senior Notes.

Letters of Credit. As of September 30, 2010, we had $1,830 in outstanding standby letters of credit which mature through July 2013. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power.

6.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2010	2009	2008

Net Income (Loss)	$(3,277)	$(5,959)	$8,951

Basic Weighted Average Shares	7,490,000	7,482,000	7,451,000

Diluted:
Weighted Average Shares, Basic	7,490,000	7,482,000	7,451,000
Dilutive Effect of Stock Options	-	-	148,000

Weighted Average Shares, Diluted	7,490,000	7,482,000	7,599,000

Basic Earnings (Loss) per Share	$(0.44)	$(0.80)	$1.20
Diluted Earnings (Loss) per Share	$(0.44)	$(0.80)	$1.18

As of September 30, 2010 and 2009, respectively, we had an aggregate of 708,840 and 540,997 antidilutive options and restricted shares outstanding.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock. We have authorized 3,000,000 shares of preferred stock, par value $1.00 per share. At September 30, 2010 and 2009, no shares of preferred stock are issued and outstanding.

Treasury Stock. In July 2009, our board of directors approved a resolution to retire the 2,045,950 shares of treasury stock held by the Company. The transaction resulted in a reduction in Treasury Stock in the amount of $17,175 and a corresponding reduction in Capital in Excess of Par Value on our consolidated balance sheet as of September 30, 2009.

8.	INCOME TAXES

Income (loss) before income taxes for domestic and foreign operations is as follows for the years ended September 30:

	2010	2009	2008

United States	$(3,198)	$(8,456)	$15,934
Foreign	(743)	(305)	(495)

Total	$(3,941)	$(8,761)	$15,439

The components of the income tax expense (benefit) are as follows for the years ended September 30:

	2010	2009	2008

Current	$(172)	$429	$1,580
Deferred	(492)	(3,231)	4,908

Income tax expense (benefit)	$(664)	$(2,802)	$6,488

Deferred tax assets are comprised of the following at September 30:

	2010	2009

Deferred tax assets:
Environmental remediation reserves	$11,058	$11,955
Pension obligations	15,005	10,400
Tax credits and carryforwards	3,137	3,589
Intangible assets	2,349	2,899
Inventory	8,678	4,660
Accrued expenses	2,214	1,997
Other	917	590

Subtotal	43,358	36,090
Valuation allowance	(1,186)	(1,157)

Deferred tax assets	42,172	34,933

Deferred tax liabilities:
Property, plant and equipment	(10,671)	(6,698)
Prepaid expenses	(461)	(623)
Other	(114)	(302)

Deferred tax liabilities	(11,246)	(7,623)

Net deferred tax assets	$30,926	$27,310

The following summarizes our tax credits and carryforwards as of September 30:

	2010	2009

Federal operating losses	$1,251	$1,382
Federal R&D credits	160	160
Federal AMT credits	1,412	1,684
State operating losses	1,205	1,205
U.K. operating losses	2,753	2,514
Ireland operating losses	3,989	3,548

8.	INCOME TAXES (Continued)

Federal operating loss carryforwards, expiring in 2029, federal R&D credits and federal AMT credits are available to reduce future federal taxable income. We do not anticipate future taxable income in the states that have operating loss carryforwards and have provided a full valuation allowance of $66 as of September 30, 2010 and 2009. Because of a history of losses in foreign tax jurisdictions, we have concluded that it is more likely than not that we will not utilize these operating loss carryforwards and, accordingly, have provided aggregate valuation allowances of $1,120 and $1,091 as of September 30, 2010 and 2009, respectively. We have not provided a U.S. federal income tax for our foreign operations because we intend to permanently reinvest any foreign earnings.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2010	2009	2008

Federal income tax at the statutory rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal benefit	(5.4%)	(5.0%)	5.2%
Nondeductible expenses	8.5%	3.9%	1.5%
Valuation allowance	1.4%	0.0%	1.0%
Change in effective state income tax rate	0.0%	0.0%	(2.3%)
Interest and penalties	9.4%	0.6%	1.4%
Foreign tax rate differential	5.5%	2.4%	0.0%
Other	(1.2%)	1.1%	0.2%

Effective tax rate	(16.8%)	(32.0%)	42.0%

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

As of September 30, 2010 and 2009, the total amount of unrecognized tax benefits was $1,246 and $652, respectively, of which $386 and $335, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2011. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30 is as follows:

	2010	2009

Unrecognized Tax Benefits - Beginning of Year	$652	$313
Additions for tax positions of prior years	855	392
Reductions for tax positions of prior years	(261)	-
Lapse of statute of limitations	-	(53)

Unrecognized Tax Benefits - End of Year	$1,246	$652

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and 2009, respectively, we had accrued $584 and $164, respectively, for the payment of tax-related interest and penalties. For the years ended

8.	INCOME TAXES (Continued)

September 30, 2010 and 2009, respectively, income tax expense includes an expense of $321 and $52 for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for the years before 2002.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (the “AMPAC Plan”), the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not affected by this change. Beginning July 1, 2010, new U.S. employees will participate solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that as of September 30, 2010, includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

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

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for Fine Chemicals segment employees and U.S. employees of our Aerospace Equipment segment. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment who were employed prior to June 30, 2010. Beginning July 1, 2010, for all eligible new U.S. employees we will make matching contributions.

9.	EMPLOYEE BENEFIT PLANS (Continued)

Summary Defined Benefit Plan Results. The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

	Pension Plans		SERP
	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation, beginning of year	$50,515	$37,392	$6,981	$5,979
Service cost	2,196	1,983	439	350
Interest cost	3,281	2,892	374	370
Amendments	285	-	-	-
Actuarial losses	8,272	9,468	316	409
Benefits paid	(1,397)	(1,220)	(427)	(127)

Benefit obligation, end of year	63,152	50,515	7,683	6,981

Change in Plan Assets:
Fair value of plan assets, beginning of year	29,294	27,552	-	-
Actual return on plan assets	1,950	21	-	-
Employer contributions	3,300	2,941	427	127
Benefits paid	(1,397)	(1,220)	(427)	(127)

Fair value of plan assets, end of year	33,147	29,294	-	-

Funded status	$(30,005)	$(21,221)	$(7,683)	$(6,981)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plans		SERP
	2010	2009	2010	2009

Employee related liabilities	$-	$-	$(527)	$(482)
Pension obligations and other long-term liabilities	(30,005)	(21,221)	(7,156)	(6,499)

Net amount recognized	$(30,005)	$(21,221)	$(7,683)	$(6,981)

The following table summarizes changes in the components of unrecognized benefit plan costs for the year ended September 30:

	Pension Plans		SERP
	2010	2009	2010	2009

Net actuarial loss (gain)	$8,733	$11,648	$316	$409
Prior service costs	285	-	-	-
Amortization of:
Net actuarial loss from previous years	(1,178)	(509)	-	-
Prior service costs	(69)	(76)	(420)	(434)
Income tax benefits related to above items	(3,109)	(4,426)	42	10

Changes in unrecognized benefit plan costs	$4,662	$6,637	$(62)	$(15)

9.	EMPLOYEE BENEFIT PLANS (Continued)

The following table sets forth the amounts recognized as components of accumulated other comprehensive loss at September 30:

	Pension Plans		SERP
	2010	2009	2010	2009

Net actuarial loss (gain)	$24,036	$16,481	$595	$279
Prior service costs	538	322	2,242	2,662
Income tax benefits related to above items	(9,830)	(6,721)	(1,134)	(1,176)

Unrecognized benefit plan costs, net of tax	$14,744	$10,082	$1,703	$1,765

The table below sets forth the amounts in accumulated other comprehensive loss at September 30, 2010 that we expect to recognize in periodic pension cost in the year ending September 30, 2011.

	Pension Plans	SERP

Amortization of net actuarial loss	$1,749	$-
Amortization of prior service costs	62	420

Total	$1,811	$420

The table below provides data for our defined benefit plans as of September 30:

	2010	2009

Plan Assets:
Ampac Plan	$25,565	$23,650
AFC Salaried Plan	4,831	3,431
AFC Bargaining Plan	2,751	2,213
Accumulated Benefit Obligation:
Ampac Plan	39,181	32,826
AFC Salaried Plan	6,529	4,684
AFC Bargaining Plan	3,402	2,896
Projected Benefit Obligation:
Ampac Plan	51,226	41,769
AFC Salaried Plan	8,239	5,850
AFC Bargaining Plan	3,687	2,896

Net periodic benefit plan cost is comprised of the following for the years ended September 30:

		Pension Plans		SERP
	2010	2009	2008	2010	2009	2008

Net Periodic Benefit Plan Cost:
Service cost	$2,196	$1,983	$2,078	$439	$350	$351
Interest cost	3,281	2,892	2,526	374	370	346
Expected return on plan assets	(2,410)	(2,201)	(2,466)	-	-	-
Recognized actuarial losses	1,178	509	296	-	-	-
Amortization of prior service costs	69	76	76	420	434	434

Net periodic pension cost	$4,314	$3,259	$2,510	$1,233	$1,154	$1,131

9.	EMPLOYEE BENEFIT PLANS (Continued)

Assumptions.

	Pension Plans			SERP
	2010	2009	2008	2010	2009	2008

Weighted-Average Actuarial Assumptions
Used to Determine Benefit Obligation as
of September 30:
Discount rate	5.80%	6.40%	7.25%	4.80%	5.60%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Weighted-Average Actuarial Assumptions
Used to Determine Net Periodic Benefit
Plan Cost for the Years Ended
September 30:
Discount rate	6.40%	7.25%	6.25%	5.60%	7.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	-	-	-

The discount rate is determined for the Pension Plans and SERP, respectively, by projecting the expected future benefit payments of the Pension Plans and SERP, discounting those payments using a theoretical zero-coupon spot-yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for a single equivalent discount rate that results in the same projected benefit obligation.

Through consultation with investment advisors and actuaries, the expected long-term returns for each of the Pension Plans’ strategic asset classes were developed. Several factors were considered, including survey of investment managers’ expectations, current market data and historical returns of long periods. Using policy target allocation percentages and the asset class expected returns, a weighted average expected return was calculated.

Plan Assets and Investment Policy. The Pension Plans’ assets include no shares of our common stock. We developed assumptions for expected long-term returns for the targeted asset classes of each of the Pension Plans based on factors that include current market data such as yields/price-earnings ratios, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted average expected return was calculated. The actual and target asset allocation for the Pension Plans is as follows at September 30:

	Target	Actual
	2010	2010	2009

Equity securities	70%	68%	65%
Debt securities	27%	29%	25%
Cash and marketable securities	3%	3%	10%

Total	100%	100%	100%

9.	EMPLOYEE BENEFIT PLANS (Continued)

The table below provides the fair values of the Pension Plans’ assets as of September 30, 2010, by asset category. The table below identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for additional information regarding the level categories).

	Quotes Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Equity Securities
Domestic large-cap	$12,721			$12,721
Domestic mid-cap	2,514			2,514
Domestic small-cap	1,353			1,353
International	4,646			4,646
Other	1,173			1,173
Fixed Income Securities				-
Mutual funds	3,332			3,332
Corporate bonds		$3,181		3,181
Certificated of deposit		1,513		1,513
U.S. Treasuries	1,167			1,167
Mortgage-backed		517		517
Cash and cash equivalents	976			976
Other	5	49		54

	$27,887	$5,260	$-	$33,147

Contributions and Benefit Payments. We made total contributions of $1,131, $1,130 and $993 to the 401(k) Plans during the years ended September 30, 2010, 2009 and 2008, respectively.

During the year ending September 30, 2011, we expect to contribute approximately $6,500 to the Pension Plans and approximately $500 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

Years ending September 30:	Pension Plans	SERP

2011	$1,700	$524
2012	1,753	515
2013	1,949	604
2014	2,085	590
2015	2,209	789
2016-2020	14,507	3,618

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2025. Certain of our operating leases contain step rent provisions and escalation clauses and also provide for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Total rental expense under operating leases was $2,153, $2,114 and $1,574 for the years ended September 30, 2010, 2009, and 2008, respectively.

10.	COMMITMENTS AND CONTINGENCIES (Continued)

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2010, are as follows:

Years ending September 30:

2011	$1,814
2012	1,722
2013	1,577
2014	1,566
2015	1,466
Thereafter	4,933

Total	$13,078

Purchase Commitments. Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2010, our purchase commitments were not material.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2013, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $4,900 as of September 30, 2010.

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

10.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. The technology that was chosen was in situ bioremediation (“ISB”). ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, more conventional, ex situ process). This induces naturally occurring organisms in the groundwater to reduce the perchlorate among other oxygen containing compounds.

In 2002, we conducted a pilot test in the field of the ISB technology and it was successful. On the basis of the successful test and other evaluations, in the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

At the request of NDEP, in the summer of 2009, we began renewed discussions with them to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. The agreement under discussion would be expected to be similar to others previously executed by NDEP with other companies under similar circumstances. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight costs.

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

10.	COMMITMENTS AND CONTINGENCIES (Continued)

costs for the construction phase by $3,600 due primarily to changes in the engineering designs, delays in receiving permits and the resulting extension of construction time.

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this more recently created groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations at the end of Fiscal 2009 and during the fiscal year ended September 30, 2010 (“Fiscal 2010”) as new data was generated. This evaluation indicates that we should be able to significantly reduce the total project time, and ultimately the total cost of the project, by installing additional groundwater extraction wells in the deeper, more concentrated areas, thereby providing for a more aggressive remediation treatment. The additional wells and related remediation equipment will incorporate above ground treatment to supplement or possibly replace by consolidation our existing ISB process. With the additional extraction wells and equipment, we estimated that the total remaining project life for the existing and new, more aggressive deep zone systems could range from 10 to 29 years, beginning with Fiscal 2010. Within that range, we estimated that a range of 13 to 23 years is more likely. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates continue to be key variables underlying our estimate of the life of the project and these variables are updated on a regular basis. If additional information becomes available in the future that lead to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment operational by 2012. We are in the pre-construction, design and engineering steps, and as a result, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making estimates, our estimate may later require significant revision as new facts become available and circumstances change.

In addition to accruing approximately $9,600 for engineering, design, installation and cost of additional equipment, in our Fiscal 2009 fourth quarter, we increased our estimate of total remaining O&M costs by $4,100 due primarily to incremental O&M costs to operate and maintain the additional equipment once installed. Total O&M expenses are currently estimated at approximately $1,000 per year and estimated to increase to approximately $1,300 per year after the additional equipment becomes operational. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of September 30, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $20,100 to approximately $44,000 based on a possible total remaining life of the project ranging from 9 to 28 years. As of September 30, 2010, the accrued amount was $23,870, based on an estimate of 12 remaining years, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject

10.	COMMITMENTS AND CONTINGENCIES (Continued)

to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the year ended September 30, 2010 is shown below:

Balance, September 30, 2009	$26,690
Additions or adjustments	-
Expenditures	(2,820)

Balance, September 30, 2010	$23,870

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC (predecessor in interest to Ampac Fine Chemicals LLC) as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

As part of the agreement by which we acquired our Fine Chemicals segment business from GenCorp Inc. (“GenCorp”), an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by Aerojet Fine Chemicals LLC, Aerojet or GenCorp on the premises of Ampac Fine Chemicals LLC or Aerojet’s Sacramento site prior to the effective date of the sale.

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

11.	SEGMENT INFORMATION

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, AMPAC Fine Chemicals or AFC). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the requirements of certain other regulatory agencies such as the

11.	SEGMENT INFORMATION (Continued)

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

Aerospace Equipment. Our Aerospace Equipment segment includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “AMPAC ISP”). AMPAC ISP manufactures monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. In addition, AMPAC ISP designs, develops and manufactures liquid propulsion thrusters, high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market.

Other Businesses. Our Other Businesses segment contains our water treatment equipment division and real estate activities. Our water treatment equipment business markets, designs, and manufactures electrochemical On Site Hypochlorite Generation, or OSHG, systems. These systems are used in the disinfection of drinking water, control of noxious odors, and the treatment of seawater to prevent the growth of marine organisms in cooling systems. We supply our equipment to municipal, industrial and offshore customers. Our real estate activities are not material.

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

	2010	2009	2008

Fine chemicals customer	18%	24%	13%
Fine chemicals customer			31%
Fine chemicals customer			10%
Specialty chemicals customer	14%	15%	16%
Specialty chemicals customer	15%	11%

11.	SEGMENT INFORMATION (Continued)

The following provides financial information about our segment operations for the fiscal years ended September 30:

	2010	2009	2008

Revenues:
Fine Chemicals	$69,632	$95,484	$124,187
Specialty Chemicals	62,611	62,210	57,097
Aerospace Equipment	37,608	33,488	16,435
Other Businesses	6,341	5,966	5,410

Total Revenues	$176,192	$197,148	$203,129

Segment Operating Income (Loss):
Fine Chemicals	$(7,583)	$2,299	$16,246
Specialty Chemicals	30,571	26,189	23,128
Aerospace Equipment	(265)	3,012	736

Other Businesses	(206)	195	1,022

Total Segment Operating Income	22,517	31,695	41,132
Corporate Expenses	(15,847)	(16,167)	(16,256)
Environmental Remediation Charges	-	(13,700)	-

Operating Income	$6,670	$1,828	$24,876

Depreciation and Amortization:
Fine Chemicals	$12,997	$12,943	$12,876
Specialty Chemicals	1,148	1,274	2,825
Aerospace Equipment	1,649	1,461	222
Other Businesses	16	12	12
Corporate	635	476	519

Total	$16,445	$16,166	$16,454

Capital Expenditures:
Fine Chemicals	$10,614	$6,438	$10,667
Specialty Chemicals	1,047	1,503	1,687
Aerospace Equipment	1,618	1,318	686
Other Businesses	12	13	1
Corporate	71	186	2,243

Total	$13,362	$9,458	$15,284

Assets, at year end:
Fine Chemicals	$137,252	$143,600	$155,807
Specialty Chemicals	39,411	25,237	18,282
Aerospace Equipment	29,899	27,769	10,563
Other Businesses	4,395	8,233	4,963
Corporate	64,786	60,002	61,798

Total	$275,743	$264,841	$251,413

Substantially all of our operations are located in the United States. Our operations in the U.K. and Ireland represent less than 10% of our consolidated assets, revenues and net loss. Export sales consist mostly of fine chemicals and water treatment equipment sales. For the year ended September 30, 2010, sales outside the U.S. represented 18% of consolidated revenues, with no country representing more than 10%. For the year ended September 30, 2009, sales outside the U.S. represented 26% of consolidated revenues, with no country representing more than 10%. For the year ended September 30, 2008, sales outside the U.S. represented 48% of consolidated revenues, with the U.K. and Belgium representing 32% and 10%, respectively.

12.	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, consists of the following:

	2010	2009	2008

Interest Income	$58	$150	$937
Gain on Sales of Assets	-	-	429
Other	(13)	(4)

	$45	$146	$1,366

13.	GUARANTOR SUBSIDIARIES

As discussed in Note 5, in February 2007, American Pacific Corporation, a Delaware corporation (“Parent”) issued and sold $110,000 aggregate principal amount of Senior Notes. In connection with the issuance of the Senior Notes, the Parent’s material U.S. subsidiaries (“Guarantor Subsidiaries”) jointly, fully, severally, and unconditionally guaranteed the Senior Notes. The Parent’s foreign subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the Senior Notes. Each of the Parent’s subsidiaries is 100% owned. The Parent has no independent assets or operations. The following presents condensed consolidating financial information separately for the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet - September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$22,991	$994	$-	$23,985
Accounts Receivable, Net	-	48,194	6,054	(2,348)	51,900
Inventories	-	34,968	1,158	-	36,126
Prepaid Expenses and Other Assets	-	1,249	293	-	1,542
Income Taxes Receivable and Deferred Income Taxes	-	13,474	-	-	13,474

Total Current Assets	-	120,876	8,499	(2,348)	127,027
Property, Plant and Equipment, Net	-	111,946	1,927	-	113,873
Intangible Assets, Net	-	537	883	-	1,420
Goodwill	-	-	2,933	-	2,933
Deferred Income Taxes	-	20,222	32	-	20,254
Other Assets	-	9,945	291	-	10,236
Intercompany Advances	91,545	4,896	-	(96,441)	-
Investment in Subsidiaries, Net	77,112	4,817	-	(81,929)	-

Total Assets	$168,657	$273,239	$14,565	$(180,718)	$275,743

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$23,931	$3,916	$(2,348)	$25,499
Environmental Remediation Reserves	-	8,694	-	-	8,694
Deferred Revenues and Customer Deposits	-	17,927	842	-	18,769
Current Portion of Long-Term Debt	-	21	49	-	70
Intercompany Advances	-	91,545	4,896	(96,441)	-

Total Current Liabilities	-	142,118	9,703	(98,789)	53,032
Long-Term Debt	105,000	57	45	-	105,102
Environmental Remediation Reserves	-	15,176	-	-	15,176
Pension Obligations and Other Long-Term Liabilities	-	38,776	-	-	38,776

Total Liabilities	105,000	196,127	9,748	(98,789)	212,086
Total Shareholders’ Equity	63,657	77,112	4,817	(81,929)	63,657

Total Liabilities and Shareholders’ Equity	$168,657	$273,239	$14,565	$(180,718)	$275,743

13.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet - September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$20,046	$1,635	$-	$21,681
Accounts Receivable, Net	-	40,399	3,951	(322)	44,028
Inventories	-	35,223	1,133	-	36,356
Prepaid Expenses and Other Assets	-	1,645	166	-	1,811
Income Taxes Receivable and Deferred Income Taxes	-	8,465	-	-	8,465

Total Current Assets	-	105,778	6,885	(322)	112,341
Property, Plant and Equipment, Net	-	113,143	1,502	-	114,645
Intangible Assets, Net	-	1,775	1,778	-	3,553
Goodwill	-	-	3,144	-	3,144
Deferred Income Taxes	-	21,121	-	-	21,121
Other Assets	-	10,037	-	-	10,037
Intercompany Advances	79,918	2,535	-	(82,453)	-
Investment in Subsidiaries, Net	101,179	6,229	-	(107,408)	-

Total Assets	$181,097	$260,618	$13,309	$(190,183)	$264,841

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$19,894	$1,936	$(322)	$21,508
Environmental Remediation Reserves	-	2,522	-	-	2,522
Deferred Revenues and Customer Deposits	-	4,579	2,332	-	6,911
Current Portion of Long-Term Debt	-	99	52	-	151
Intercompany Advances	-	79,918	2,535	(82,453)	-

Total Current Liabilities	-	107,012	6,855	(82,775)	31,092
Long-Term Debt	110,000	-	97	-	110,097
Environmental Remediation Reserves	-	24,168	-	-	24,168
Pension Obligations and Other Long-Term Liabilities	-	28,259	128	-	28,387

Total Liabilities	110,000	159,439	7,080	(82,775)	193,744
Total Shareholders’ Equity	71,097	101,179	6,229	(107,408)	71,097

Total Liabilities and Shareholders’ Equity	$181,097	$260,618	$13,309	$(190,183)	$264,841

Condensed Consolidating Statement of Operations - Year Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$165,489	$10,842	$(139)	$176,192
Cost of Revenues	-	114,570	7,046	(139)	121,477

Gross Profit	-	50,919	3,796	-	54,715
Operating Expenses	-	43,785	4,260	-	48,045

Operating Income (Loss)	-	7,134	(464)	-	6,670
Interest and Other Income, Net	10,533	317	(272)	(10,533)	45
Interest and Other Expense	10,533	10,650	6	(10,533)	10,656

Loss before Income Tax and
Equity Account for Subsidiaries	-	(3,199)	(742)	-	(3,941)
Income Tax Expense (Benefit)	-	(624)	(40)	-	(664)

Net Loss before
Equity Account for Subsidiaries	-	(2,575)	(702)	-	(3,277)
Equity Account for Subsidiaries	(3,277)	(702)	-	3,979	-

Net Loss	$(3,277)	$(3,277)	$(702)	$3,979	$(3,277)

13.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Year Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$187,854	$9,492	$(198)	$197,148
Cost of Revenues	-	129,851	6,642	(198)	136,295

Gross Profit	-	58,003	2,850	-	60,853
Operating Expenses	-	55,921	3,104	-	59,025

Operating Income (Loss)	-	2,082	(254)	-	1,828
Interest and Other Income, Net	10,668	185	(2)	(10,705)	146
Interest and Other Expense	10,668	10,723	49	(10,705)	10,735

Loss before Income Tax and
Equity Account for Subsidiaries	-	(8,456)	(305)	-	(8,761)
Income Tax Expense (Benefit)	-	(2,906)	104	-	(2,802)

Net Loss before
Equity Account for Subsidiaries	-	(5,550)	(409)	-	(5,959)
Equity Account for Subsidiaries	(5,959)	(409)	-	6,368	-

Net Loss	$(5,959)	$(5,959)	$(409)	$6,368	$(5,959)

Condensed Consolidating Statement of Operations - Year Ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$-	$200,611	$2,742	$(224)	$203,129
Cost of Revenues	-	133,043	2,569	(224)	135,388

Gross Profit	-	67,568	173	-	67,741
Operating Expenses	-	42,245	620	-	42,865

Operating Income (Loss)	-	25,323	(447)	-	24,876
Interest and Other Income, Net	10,654	1,353	13	(10,654)	1,366
Interest and Other Expense	10,654	10,742	61	(10,654)	10,803

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	15,934	(495)	-	15,439
Income Tax Expense	-	6,488	-	-	6,488

Income (Loss) before
Equity Account for Subsidiaries	-	9,446	(495)	-	8,951
Equity Account for Subsidiaries	8,951	(495)	-	(8,456)	-

Net Income (Loss)	$8,951	$8,951	$(495)	$(8,456)	$8,951

Condensed Consolidating Statement of Cash Flows - Year Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$-	$22,396	$(1,603)	$-	$20,793

Cash Flows from Investing Activities:
Capital expenditures	-	(12,449)	(913)	-	(13,362)
Other	-	10	-	-	10

Net Cash Used in Investing Activities	-	(12,439)	(913)	-	(13,352)

Cash Flows from Financing Activities:
Payments of long-term debt	(4,900)	(119)	(45)	-	(5,064)
Issuance of common stock, net of tax benefit	(7)	-	-	-	(7)
Intercompany advances, net	4,907	(6,893)	1,986	-	-

Net Cash Provided (Used) by Financing Activities	-	(7,012)	1,941	-	(5,071)

Effect of Changes in Currency Exchange Rates	-	-	(66)	-	(66)
Net Change in Cash and Cash Equivalents	-	2,945	(641)	-	2,304
Cash and Cash Equivalents, Beginning of Period	-	20,046	1,635	-	21,681

Cash and Cash Equivalents, End of Period	$-	$22,991	$994	$-	$23,985

13.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows - Year Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided by Operating Activities	$-	$10,101	$1,041	$-	$11,142

Cash Flows from Investing Activities:
Acquisition of business	-	(7,196)	471	-	(6,725)
Capital expenditures	-	(8,741)	(717)	-	(9,458)

Net Cash Used in Investing Activities	-	(15,937)	(246)	-	(16,183)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(275)	(73)	-	(348)
Issuance of common stock	32	-	-	-	32
Intercompany advances, net	(32)	(507)	539	-	-

Net Cash Provided (Used) by Financing Activities	-	(782)	466	-	(316)

Effect of Changes in Currency Exchange Rates	-	-	145	-	145
Net Change in Cash and Cash Equivalents	-	(6,618)	1,406	-	(5,212)
Cash and Cash Equivalents, Beginning of Period	-	26,664	229	-	26,893

Cash and Cash Equivalents, End of Period	$-	$20,046	$1,635	$-	$21,681

Condensed Consolidating Statement of Cash Flows - Year Ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$-	$20,960	$(627)	$-	$20,333

Cash Flows from Investing Activities:
Capital expenditures	-	(15,242)	(42)	-	(15,284)

Net Cash Used in Investing Activities	-	(15,242)	(42)	-	(15,284)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(251)	-	-	(251)
Issuance of common stock	381	-	-	-	381
Excess tax benefit from stock option exercises	481	-	-	-	481
Purchases of treasury stock	(193)	-	-	-	(193)
Intercompany advances, net	(669)	(155)	824	-	-

Net Cash Provided (Used) by Financing Activities	-	(406)	824	-	418

Net Change in Cash and Cash Equivalents	-	5,312	155	-	5,467
Cash and Cash Equivalents, Beginning of Period	-	21,352	74	-	21,426

Cash and Cash Equivalents, End of Period	$-	$26,664	$229	$-	$26,893