Form 10-Q
period 2010-12-31
AMERICAN PACIFIC CORP
filed 2011-02-10
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
     The number of shares of the registrant’s common stock outstanding as of January 31, 2011 was 7,543,091.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2010	2009

Revenues	$35,184	$34,064
Cost of Revenues	28,568	21,618

Gross Profit	6,616	12,446
Operating Expenses	11,423	12,307
Other Operating Gains	1,337	—

Operating Income (Loss)	(3,470)	139
Interest Income and Other (Expense), Net	(133)	(8)
Interest Expense	2,714	2,691

Loss before Income Tax	(6,317)	(2,560)
Income Tax Benefit	(2,698)	(1,120)

Net Loss	$(3,619)	$(1,440)

Loss per Share:
Basic	$(0.48)	$(0.19)
Diluted	$(0.48)	$(0.19)

Weighted-Average Shares Outstanding:
Basic	7,504,000	7,487,000
Diluted	7,504,000	7,487,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31,	September 30,
	2010	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$30,705	$23,985
Accounts Receivable, Net	32,803	51,900
Inventories	38,404	36,126
Prepaid Expenses and Other Assets	4,881	1,542
Income Taxes Receivable	3,474	2,802
Deferred Income Taxes	10,672	10,672

Total Current Assets	120,939	127,027
Property, Plant and Equipment, Net	114,345	113,873
Intangible Assets, Net	1,066	1,420
Goodwill	2,856	2,933
Deferred Income Taxes	20,242	20,254
Other Assets	9,419	10,236

TOTAL ASSETS	$268,867	$275,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,384	$9,197
Accrued Liabilities	8,142	8,062
Accrued Interest	3,938	1,575
Employee Related Liabilities	5,611	6,472
Income Taxes Payable	250	193
Deferred Revenues and Customer Deposits	13,340	18,769
Current Portion of Environmental Remediation Reserves	10,164	8,694
Current Portion of Long-Term Debt	70	70

Total Current Liabilities	53,899	53,032
Long-Term Debt	105,084	105,102
Environmental Remediation Reserves	13,189	15,176
Pension Obligations	35,062	37,161
Other Long-Term Liabilities	1,633	1,615

Total Liabilities	208,867	212,086

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,543,091 issued and outstanding	754	754
Capital in Excess of Par Value	73,169	73,091
Retained Earnings	3,101	6,720
Accumulated Other Comprehensive Loss	(17,024)	(16,908)

Total Shareholders’ Equity	60,000	63,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,867	$275,743

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(3,619)	$(1,440)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	3,739	4,053
Non-cash interest expense	297	159
Share-based compensation	100	346
Deferred income taxes	(10)	(44)
Loss on sale of assets	-	5
Changes in operating assets and liabilities:
Accounts receivable, net	18,970	20,141
Inventories	(2,118)	(11,323)
Prepaid expenses and other current assets	(2,481)	(540)
Accounts payable	1,588	296
Income taxes	(611)	(279)
Accrued liabilities	87	1,791
Accrued interest	2,363	2,475
Employee related liabilities	(852)	(1,643)
Deferred revenues and customer deposits	(5,418)	4,208
Environmental remediation reserves	(517)	(682)
Pension obligations, net	(2,099)	853
Other	(172)	(269)

Net Cash Provided by Operating Activities	9,247	18,107

Cash Flows from Investing Activities:
Capital expenditures	(2,493)	(1,099)

Net Cash Used by Investing Activities	(2,493)	(1,099)

Cash Flows from Financing Activities:
Payments of long-term debt	(16)	(59)

Net Cash Used by Financing Activities	(16)	(59)

Effect of Changes in Currency Exchange Rates on Cash	(18)	(11)

Net Change in Cash and Cash Equivalents	6,720	16,938
Cash and Cash Equivalents, Beginning of Period	23,985	21,681

Cash and Cash Equivalents, End of Period	$30,705	$38,619

Cash Paid (Received) For:
Interest	$54	$57
Income taxes	(2,095)	(801)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	2,243	778
Capital Leases Originated	-	65
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2010. The operating results and cash flows for the three-month period ended December 31, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies and Principles of Consolidation. A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2010. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated.

Fair Value Disclosure of Financial Instruments. The current authoritative guidance on fair value clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of December 31, 2010 to be approximately $103,688 based on level 1 data which was trade data on December 31, 2010. We estimated the fair value of our fixed-rate long-term debt as of September 30, 2010 to be approximately $103,688 based on the trade date closest to that date, which was October 13, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended
	December 31,
	2010	2009

Classified as cost of revenues
Depreciation	$3,259	$3,361
Classified as operating expenses
Depreciation	145	148
Amortization	335	544

Total	$3,739	$4,053

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $10,725 and $19,606 as of December 31, 2010 and September 30, 2010, respectively.

Recently Issued or Adopted Accounting Standards. In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, which provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This standard became effective for us beginning on October 1, 2010. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU No. 2010-28 that affects entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in the ASU modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This standard is effective for us beginning on October 1, 2011. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permits the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. As of December 31, 2010, there were 10,750 shares available for grant under the 2001 Plan. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (continued)

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of December 31, 2010, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 350,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 200,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of December 31, 2010, there were 12,000 shares available for grant under the 2008 Plan, excluding any additional shares included in the currently proposed amendment and restatement of the 2008 plan. This plan was approved by our stockholders. In December 2010, our board of directors approved an amendment and restatement of the 2008 Plan that, among other things, increases the total shares of common stock authorized under the 2008 Plan from 350,000 to 800,000. The effectiveness of this amendment and restatement will be subject to stockholder approval.

A summary of our outstanding and non-vested stock option and restricted stock activity for the three months ended December 31, 2010 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2010	658,176	$8.32	248,895	$4.41	50,664	$8.34
Granted	-	-	-	-	-	-
Vested	-	-	(100,770)	4.51	(19,336)	8.70
Exercised	-	-	-	-	-	-
Expired / Cancelled	(10,000)	6.34	-	-	-	-

Balance, December 31, 2010	648,176	8.35	148,125	4.35	31,328	8.11

A summary of our exercisable stock options as of December 31, 2010 is as follows:

Number of vested stock options	500,051
Weighted-average exercise price per share	$8.31
Aggregate intrinsic value	$42
Weighted-average remaining contractual term in years	5.0

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

2.	SHARE-BASED COMPENSATION (continued)

	Three Months Ended
	December 31,
	2010	2009

Weighted-average grant date fair value per share of options granted	-	$3.65
Significant fair value assumptions:	-
Expected term in years	-	6.00
Expected volatility	-	51.3%
Expected dividends	-	0.0%
Risk-free interest rates	-	2.3%
Total intrinsic value of options exercised	-	$-
Aggregate cash received for option exercises	-	$-

Compensation cost (included in operating expenses)
Stock options	$78	$211
Restricted stock	22	135

Total	100	346
Tax benefit recognized	18	73

Net compensation cost	$82	$273

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$220	$635
Restricted stock	$66	$187
Weighted-average years to be recognized
Stock options	1.3	1.8
Restricted stock	1.3	1.8
3.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	December 31,	September 30,
	2010	2010

Finished goods	$2,978	$2,977
Work-in-process	20,055	18,318
Raw materials and supplies	9,859	9,103
Deferred cost of revenues	3,257	5,728
Under(over) applied manufacturing overhead costs	2,255	-

Total	$38,404	$36,126

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

Intangible Assets. Intangible assets consist of the following:

	December 31,	September 30,
	2010	2010

Customer relationships	8,951	8,976
Less accumulated amortization	(7,885)	(7,556)

	1,066	1,420

Backlog	1,525	1,559
Less accumulated amortization	(1,525)	(1,559)

	-	-

Total	$1,066	$1,420

3.	SELECTED BALANCE SHEET DATA (continued)

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $335 and $347 for the three months ended December 31, 2010 and 2009, respectively. Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was zero and $197 for the three months ended December 31, 2010 and 2009, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. Changes in the reported value for goodwill are a result of fluctuations in the underlying foreign currency translation rate.

4.	COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended
	December 31,
	2010	2009

Net Loss	$(3,619)	$(1,440)
Other Comprehensive Loss -
Foreign currency translation adjustment	(116)	(75)

Comprehensive Loss	$(3,735)	$(1,515)

     The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2010	2010

Cumulative currency translation adjustment	$(577)	$(461)
Unamortized benefit plan costs, net of tax of $10,964	(16,447)	(16,447)

Total	$(17,024)	$(16,908)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share are as follows:

	Three Months Ended
	December 31,
	2010	2009

Net loss	$(3,619)	$(1,440)

Basic weighted-average shares	7,504,000	7,487,000

Diluted:
Weighted-average shares, basic	7,504,000	7,487,000
Dilutive effect of stock options	-	-

Weighted-average shares, diluted	7,504,000	7,487,000

Basic loss per share	$(0.48)	$(0.19)
Diluted loss per share	$(0.48)	$(0.19)
As of December 31, 2010 and 2009, we had an aggregate of 679,504 and 689,997 antidilutive options and unvested restricted shares outstanding, respectively.

6.	DEBT
Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2010	2010

Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	154	172

Total Debt	105,154	105,172
Less Current Portion	(70)	(70)

Total Long-term Debt	$105,084	$105,102

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
Revolving Credit Facility. In February 2007, we entered into an Amended and Restated Credit Agreement, as amended as of July 7, 2009 and September 17, 2010 (the “Revolving Credit Facility”), with Wachovia Bank, National Association (predecessor by merger to Wells Fargo Bank, National Association), and certain other lenders, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000. On December 31, 2010, we terminated the Revolving Credit Facility.
ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, and certain domestic subsidiaries of the Company, as guarantors, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity to be the earlier of (i) January 31, 2015 and (ii) 90 days prior to the maturity date of the Senior Notes, which is February 1, 2015. The ABL Credit Facility also provides for the issuance of new letters of credit with a letter of credit sublimit of $5,000. The maximum borrowing availability under the ABL Credit Facility is based upon a percentage of our eligible account receivables and eligible inventories. We may prepay and terminate the ABL Credit Facility at any time, without premium or penalty. The ABL Credit Facility contains certain mandatory prepayment provisions. The annual interest rates applicable to loans under the ABL Credit Facility will be, at our option, either at a Base Rate or LIBOR Rate (each as defined in the ABL Credit Facility) plus, in each case, an applicable margin of 2.50 percentage points. In addition, we will pay commitment fees, other fees related to the issuance and maintenance of the letters of credit, and certain agency fees. On January 31, 2011 there were no outstanding borrowings under the ABL Credit Facility.
The ABL Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the ABL Credit Facility. The ABL Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:
•	incur debt, incur contingent obligations and issue certain types of preferred stock, or prepay certain debt;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	make certain investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.
In each case, the covenants set forth above are subject to customary and negotiated exceptions and exclusions. Certain covenants, including financial covenants, are also only triggered by borrowing availability not exceeding a designated threshold amount and/or utilization of the ABL Credit Facility. The ABL Credit Facility also limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.

6.	DEBT (continued)
When the financial covenants are in effect, we will be required (i) to have a minimum level of EBITDA for the twelve month period then ended, which minimum varies for each month end, commencing with the month ended December 31, 2010 and continuing through the month ending September 30, 2011 and (ii) to maintain a minimum fixed charge coverage ratio on a rolling trailing 12 month basis of at least 1.10:1.00 initially for the 12 month period ending October 31, 2011 and thereafter for each 12 month period ending on the last day of the month continuing for the remainder of the term of the ABL Credit Facility. However, notwithstanding the financial covenants having come into effect, our obligation to continue to comply with such financial covenants shall terminate upon satisfaction of certain requirements relating to borrowing availability and utilization set forth in the ABL Credit Facility.
The ABL Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods), including cross-default provisions that include the Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the ABL Credit Facility prior to the ABL Credit Facility’s stated maturity and the related commitments may be terminated.
Letters of Credit. As of December 31, 2010, we had $1,769 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.
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

7.	COMMITMENTS AND CONTINGENCIES (continued)
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
In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment will be operational by 2012. We are in the pre-construction, design and engineering steps, and as a result, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making estimates, our estimate may later require significant revision as new facts become available and circumstances change.
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
As of December 31, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $19,600 to approximately $43,500 based on a possible total remaining life of the project through a range from the years 2019 to 2038. As of December 31, 2010, the accrued amount was $23,353, based on an estimated remaining life of the project through the year 2022, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward

7.	COMMITMENTS AND CONTINGENCIES (continued)
in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the year ended December 31, 2010 is shown below:

Balance, September 30, 2010	$23,870
Additions or adjustments	-
Expenditures	(517)

Balance, December 31, 2010	$23,353

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
As part of the agreement by which we acquired our Fine Chemicals segment from GenCorp Inc. (“GenCorp”), an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by Aerojet Fine Chemicals LLC, Aerojet or GenCorp on the subject premises or Aerojet’s Sacramento site prior to the effective date of the sale.
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
Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the

8.	SEGMENT INFORMATION (continued)
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

	Three Months Ended
	December 31,
	2010	2009
Fine chemicals customer	12%
Fine chemicals customer	15%
Fine chemicals customer		15%
Specialty chemicals customer	13%
Specialty chemicals customer		28%

8.	SEGMENT INFORMATION (continued)
The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2010	2009

Revenues:
Fine Chemicals	$13,889	$9,504
Specialty Chemicals	9,041	12,803
Aerospace Equipment	11,452	8,325
Other Businesses	802	3,432

Total Revenues	$35,184	$34,064

Segment Operating Income (Loss):
Fine Chemicals	$(3,633)	$(740)
Specialty Chemicals	3,557	5,831
Aerospace Equipment	678	(362)
Other Businesses	(321)	(17)

Total Segment Operating Income	281	4,712
Corporate Expenses	(3,751)	(4,573)

Operating Income (Loss)	$(3,470)	$139

Depreciation and Amortization:
Fine Chemicals	$3,237	$3,328
Specialty Chemicals	118	171
Aerospace Equipment	261	423
Other Businesses	4	4
Corporate	119	127

Total Depreciation and Amortization	$3,739	$4,053

9.	INCOME TAXES
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
As of both December 31, 2010 and September 30, 2010, our recorded liability for unrecognized tax benefits was $1,246, of which $386 would affect our effective tax rate if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2011. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2011.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010 and September 30, 2010, we had accrued $602 and $584, respectively, for the payment of tax-related interest and penalties. For the three months ended December 31, 2010 and 2009, income tax benefit includes an expense of $18 and a benefit of $8, respectively, for interest and penalties.
We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2002.

10.	DEFINED BENEFIT PLANS
Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not affected by this change. Beginning July 1, 2010, new U.S. employees will participate solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.
Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees. We make matching contributions for Fine Chemicals segment employees and U.S. employees of our Aerospace Equipment segment. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment who were employed by us prior to June 30, 2010. Beginning July 1, 2010, for all eligible new U.S. employees we will make matching contributions.
Net periodic pension cost consists of the following:

	Three Months Ended
	December 31,
	2010	2009

Pension Plans:
Service Cost	$616	$625
Interest Cost	878	798
Expected Return on Plan Assets	(722)	(603)
Recognized Actuarial Losses	420	263
Amortization of Prior Service Costs	15	19

Net Periodic Pension Cost	$1,207	$1,102

Supplemental Executive Retirement Plan:
Service Cost	$81	$110
Interest Cost	89	93
Expected Return on Plan Assets	-	-
Recognized Actuarial Losses	-	-
Amortization of Prior Service Costs	105	105

Net Periodic Pension Cost	$275	$308

For the three months ended December 31, 2010, we contributed $3,448 to the Pension Plans to fund benefit payments and anticipate making approximately $2,375 in additional contributions through September 30, 2011. For the three months ended December 31, 2010, we contributed $132 to the SERP to fund benefit payments and anticipate making approximately $395 in additional contributions through September 30, 2011.

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

Condensed Consolidating Balance Sheet - December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$29,008	$1,697	$-	$30,705
Accounts Receivable, Net	-	30,089	4,935	(2,221)	32,803
Inventories	-	37,255	1,149	-	38,404
Prepaid Expenses and Other Assets	-	4,709	172	-	4,881
Income Taxes Receivable and Deferred Income Taxes	-	14,146	-	-	14,146

Total Current Assets	-	115,207	7,953	(2,221)	120,939
Property, Plant and Equipment, Net	-	112,283	2,062	-	114,345
Intangible Assets, Net	-	276	790	-	1,066
Goodwill	-	-	2,856	-	2,856
Deferred Income Taxes	-	20,242	-	-	20,242
Other Assets	-	9,002	417	-	9,419
Intercompany Advances	91,545	5,046	-	(96,591)	-
Investment in Subsidiaries, Net	73,455	4,600	-	(78,055)	-

Total Assets	$165,000	$266,656	$14,078	$(176,867)	$268,867

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$28,785	$3,761	$(2,221)	$30,325
Environmental Remediation Reserves	-	10,164	-	-	10,164
Deferred Revenues and Customer Deposits	-	12,749	591	-	13,340
Current Portion of Long-Term Debt	-	22	48	-	70
Intercompany Advances	-	91,545	5,046	(96,591)	-

Total Current Liabilities	-	143,265	9,446	(98,812)	53,899
Long-Term Debt	105,000	52	32	-	105,084
Environmental Remediation Reserves	-	13,189	-	-	13,189
Pension Obligations and Other Long-Term Liabilities	-	36,695	-	-	36,695

Total Liabilities	105,000	193,201	9,478	(98,812)	208,867
Total Shareholders’ Equity	60,000	73,455	4,600	(78,055)	60,000

Total Liabilities and Shareholders’ Equity	$165,000	$266,656	$14,078	$(176,867)	$268,867

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - September 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$22,991	$994	$-	$23,985
Accounts Receivable, Net	-	48,194	6,054	(2,348)	51,900
Inventories	-	34,968	1,158	-	36,126
Prepaid Expenses and Other Assets	-	1,249	293	-	1,542
Income Taxes Receivable and Deferred Income Taxes	-	13,474	-	-	13,474

Total Current Assets	-	120,876	8,499	(2,348)	127,027
Property, Plant and Equipment, Net	-	111,946	1,927	-	113,873
Intangible Assets, Net	-	537	883	-	1,420
Goodwill	-	-	2,933	-	2,933
Deferred Income Taxes	-	20,222	32	-	20,254
Other Assets	-	9,945	291	-	10,236
Intercompany Advances	91,545	4,896	-	(96,441)	-
Investment in Subsidiaries, Net	77,112	4,817	-	(81,929)	-

Total Assets	$168,657	$273,239	$14,565	$(180,718)	$275,743

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$23,931	$3,916	$(2,348)	$25,499
Environmental Remediation Reserves	-	8,694	-	-	8,694
Deferred Revenues and Customer Deposits	-	17,927	842	-	18,769
Current Portion of Long-Term Debt	-	21	49	-	70
Intercompany Advances	-	91,545	4,896	(96,441)	-

Total Current Liabilities	-	142,118	9,703	(98,789)	53,032
Long-Term Debt	105,000	57	45	-	105,102
Environmental Remediation Reserves	-	15,176	-	-	15,176
Pension Obligations and Other Long-Term Liabilities	-	38,776	-	-	38,776

Total Liabilities	105,000	196,127	9,748	(98,789)	212,086
Total Shareholders’ Equity	63,657	77,112	4,817	(81,929)	63,657

Total Liabilities and Shareholders’ Equity	$168,657	$273,239	$14,565	$(180,718)	$275,743

Condensed Consolidating Statement of Operations - Three Months Ended December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$32,902	$2,360	$(78)	$35,184
Cost of Revenues	-	27,209	1,437	(78)	28,568

Gross Profit	-	5,693	923	-	6,616
Operating Expenses, Net	-	9,296	790	-	10,086

Operating Income (Loss)	-	(3,603)	133	-	(3,470)
Interest and Other Income	2,696	53	(186)	(2,696)	(133)
Interest Expense	2,696	2,713	1	(2,696)	2,714

Loss before Income Tax and
Equity Account for Subsidiaries	-	(6,263)	(54)	-	(6,317)
Income Tax Benefit	-	(2,745)	47	-	(2,698)

Loss before
Equity Account for Subsidiaries	-	(3,518)	(101)	-	(3,619)
Equity Account for Subsidiaries	(3,619)	(101)	-	3,720	-

Net Loss	$(3,619)	$(3,619)	$(101)	$3,720	$(3,619)

11.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Three Months Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$31,728	$2,503	$(167)	$34,064
Cost of Revenues	-	20,012	1,773	(167)	21,618

Gross Profit	-	11,716	730	-	12,446
Operating Expenses	-	11,257	1,050	-	12,307

Operating Income (Loss)	-	459	(320)	-	139
Interest and Other Income	2,669	40	(48)	(2,669)	(8)
Interest Expense	2,669	2,689	2	(2,669)	2,691

Loss before Income Tax and
Equity Account for Subsidiaries	-	(2,190)	(370)	-	(2,560)
Income Tax Benefit	-	(1,077)	(43)	-	(1,120)

Loss before
Equity Account for Subsidiaries	-	(1,113)	(327)	-	(1,440)
Equity Account for Subsidiaries	(1,440)	(327)	-	1,767	-

Net Loss	$(1,440)	$(1,440)	$(327)	$1,767	$(1,440)

Condensed Consolidating Statement of Cash Flows - Three Months Ended December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$8,409	$838	$-	$9,247

Cash Flows from Investing Activities:
Capital expenditures	-	(2,238)	(255)	-	(2,493)

Net Cash Used in Investing Activities	-	(2,238)	(255)	-	(2,493)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(4)	(12)	-	(16)
Intercompany advances, net	-	(150)	150	-	-

Net Cash Provided (Used) by Financing Activities	-	(154)	138	-	(16)

Effect of Changes in Currency Exchange Rates	-	-	(18)		(18)

Net Change in Cash and Cash Equivalents	-	6,017	703	-	6,720
Cash and Cash Equivalents, Beginning of Period	-	22,991	994	-	23,985

Cash and Cash Equivalents, End of Period	$-	$29,008	$1,697	$-	$30,705

Condensed Consolidating Statement of Cash Flows - Three Months Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$18,205	$(98)	$-	$18,107

Cash Flows from Investing Activities:
Capital expenditures	-	(957)	(142)	-	(1,099)

Net Cash Used in Investing Activities	-	(957)	(142)	-	(1,099)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(47)	(12)	-	(59)
Intercompany advances, net	-	(344)	344	-	-

Net Cash Provided (Used) by Financing Activities	-	(391)	332	-	(59)

Effect of Changes in Currency Exchange Rates	-	-	(11)		(11)

Net Change in Cash and Cash Equivalents	-	16,857	81	-	16,938
Cash and Cash Equivalents, Beginning of Period	-	20,046	1,635	-	21,681

Cash and Cash Equivalents, End of Period	$-	$36,903	$1,716	$-	$38,619

12.	GAIN CONTINGENCIES — OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the three months ended December 31, 2010, our Fine Chemicals segment reported other operating gains that resulted from the resolution of gain contingencies. The total reported gain of $1,337 is comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the quarter ended December 31, 2010, we received $1,079 for cash property tax refunds resulting from certain of our appeals and the related favorable reassessment of historical property values. As of December 31, 2010, we have additional appeals outstanding, which may result in additional gains depending on their outcome.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are anticipated to be completed during the year ending September 30, 2011. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the three months ended December 31, 2010, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

13.	SUBSEQUENT EVENT

On January 31, 2011, we established an asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. See Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations and that existing circumstances will not materially affect our ability to meet future liquidity requirements, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated cash expenditures and timing for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the anticipated total volume of perchlorate products to be sold in the current fiscal year, our statement regarding Congressional resistance to the cancellation of the Constellation program, our statement regarding one of the significant factors that will affect comparisons of our consolidated gross margins in the future, our expectations regarding segment the timing and receipt of revenues for the current fiscal year, our expectations regarding statement regarding anticipated manufacturing in our Fine Chemicals segment for the fiscal year ending September 30, 2011, our statement regarding the typical result of development product activities, our expectations with respect to the fulfillment of existing backlog within the next twelve months, our anticipated capital expenditures for the current fiscal year through the fiscal year ending September 30, 2012, our statement regarding the anticipated potential outcome of appeals with respect to certain assessed values for property tax purposes, our belief regarding pharmaceutical controlled substances as an area of expansion for us, statements regarding the potential impact of future changes in critical accounting policies and accounting standards and judgments, estimates and assumptions relating thereto, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the first fiscal quarter of the year ending September 30, 2011 (“Fiscal 2011”) as compared to the first fiscal quarter of the year ended September 30, 2010 (“Fiscal 2010”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2010 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2010.

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
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended
	December 31,
	2010	2009

Fine Chemicals	39%	28%

Specialty Chemicals:
Perchlorates	21%	32%
Sodium Azide	2%	3%
Halotron	3%	3%

Total Specialty Chemicals	26%	38%

Aerospace Equipment	33%	24%

Other Businesses:
Real Estate	0%*	0%*
Water Treatment Equipment	2%	10%

Total Other Businesses	2%	10%

Total Revenues	100%	100%

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
RESULTS OF OPERATIONS
REVENUES

	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$13,889	$9,504	$4,385	46%
Specialty Chemicals	9,041	12,803	(3,762)	(29%)
Aerospace Equipment	11,452	8,325	3,127	38%
Other Businesses	802	3,432	(2,630)	(77%)

Total Revenues	$35,184	$34,064	$1,120	3%

Fine Chemicals. Fine Chemicals segment revenues increased in the Fiscal 2011 first quarter due to an increase in revenues from development products which increased to $7,687 for the Fiscal 2011 first quarter. Development product revenues include revenues from research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Typically, development product activities are the source for future core products. The increase in development products revenue was partially offset because AFC reported no revenues from anti-viral products during the Fiscal 2011 first quarter. Anti-viral product production will resume in the Fiscal 2011 second quarter pursuant to a new three-year supply agreement.

Specialty Chemicals. Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 81% and 86% of Specialty Chemicals segment revenues in the Fiscal 2011 and Fiscal 2010 first quarters, respectively. The variance in Specialty Chemicals segment revenues reflects the following factors:
•	A 31% decrease in perchlorate volume and a 3% decrease in the related average price per pound for the Fiscal 2011 first quarter compared to the prior fiscal year first quarter.

•	Sodium azide revenues decreased by $425.

•	Halotron revenues increased $130.
The decrease in total perchlorate volume for the Fiscal 2011 first quarter is primarily due to limited demand for Grade I AP for usage on space programs. Tactical and strategic missile program demand continues to be stable and accounts for the largest component of Grade I AP volume in the Fiscal 2011 first quarter. The Ares program was the largest component of volume in the Fiscal 2010 first quarter. The decline in Grade I AP demand is offset by increases in volume for our other perchlorate products, which was approximately 46% higher in the Fiscal 2011 first quarter than in the Fiscal 2010 first quarter due to timing.
The decrease in the average price per pound of perchlorates reflects two offsetting factors:
•
The average price per pound of Grade I AP increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix, under which price and volume move inversely, and comparable catalog pricing.

•
This was offset by our other lower-priced perchlorate products, such as sodium perchlorate and potassium perchlorate, which accounted for a greater percentage of all perchlorate product volume in the Fiscal 2011 period.

Aerospace Equipment. Revenue growth of 38% for the Aerospace Equipment segment during the Fiscal 2011 first quarter, as compared to the prior fiscal year first quarter, was generated primarily by increases in revenues from space propulsion systems contracts from the segment’s U.S. operations which continue to be successful in penetrating this market.
COST OF REVENUES AND GROSS MARGIN

	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
Three Months Ended:
Revenues	$35,184	$34,064	$1,120	3%
Cost of Revenues	28,568	21,618	6,950	32%

Gross Margin	6,616	12,446	(5,830)	(47%)

Gross Margin Percentage	19%	37%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.
Fine Chemicals. For the Fiscal 2011 first quarter, the Fine Chemicals segment incurred negative aggregate gross margin due primarily to the following factors. The low production volume of core products during the period resulted in high manufacturing overhead rates, which in turn resulted in overall reductions in gross margin and inventory valuation adjustments. The Fine Chemicals segment also incurred additional costs associated with the reprocessing of certain materials and implementation of process improvements.
Specialty Chemicals. Specialty Chemicals segment gross margin as a percentage of segment revenues was comparable between the Fiscal 2011 and Fiscal 2010 first quarters.

Aerospace Equipment. The Aerospace Equipment segment gross margin percentage improved two points in the Fiscal 2011 first quarter as compared to the prior fiscal year first quarter. In the Fiscal 2010 first quarter, this segment incurred increases in estimated costs to complete certain systems contracts primarily because engineering and design required more efforts than anticipated, as well as because there were certain quality issues with supplier product. During the Fiscal 2011 first quarter, performance on these contracts improved and the magnitude of the cost increases was reduced significantly from the Fiscal 2010 first quarter.
OPERATING EXPENSES

	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
Three Months Ended:
Operating Expenses	$11,423	$12,307	$(884)	(7%)
Percentage of Revenues	32%	36%
For our Fiscal 2011 first quarter, operating expenses decreased $884 to $11,423 from $12,307 for the prior fiscal year first quarter primarily as a result of reductions in corporate operating expenses. The most significant decreases in corporate expenses include decreases of $296 for audit expenses, $247 for stock options compensation, $174 for salaries, $182 for other professional services, and $119 for travel. These reductions in corporate expenses were offset by increases in board of directors expenses that include $282 associated with resolution of a potential proxy contest. Operating expenses for our business segments were consistent between the Fiscal 2011 and Fiscal 2010 first quarters.
OTHER OPERATING GAINS
During our Fiscal 2011 first quarter, our Fine Chemicals segment reported other operating gains that resulted from the resolution of gain contingencies. The total reported gain of $1,337 is comprised of the following two matters.
We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemical segment’s Rancho Cordova, California facility. During the quarter ended December 31, 2010, we received $1,079 for cash property tax refunds resulting from certain of our appeals and the related favorable reassessment of historical property values. As of December 31, 2010, we have additional appeals outstanding, which may result in additional gains depending on their outcome.
Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are anticipated to be completed during the year ending September 30, 2011. In connection with these projects, our Fine Chemicals held, and continues to hold, negotiations with the former owner of the facilities. During the three months ended December 31, 2010, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

SEGMENT OPERATING INCOME (LOSS)

	December 31,		Favorable	Percentage
	2010	2009	(Unfavorable)	Change
Three Months Ended:
Fine Chemicals	$(3,633)	$(740)	$(2,893)	(391%)
Specialty Chemicals	3,557	5,831	(2,274)	(39%)
Aerospace Equipment	678	(362)	1,040	NM
Other Businesses	(321)	(17)	(304)	(1,788%)

Segment Operating Income	281	4,712	(4,431)	(94%)
Corporate Expenses	(3,751)	(4,573)	822	18%

Operating Income (Loss)	$(3,470)	$139	$(3,609)	NM

NM=Not meaningful
Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results. Fluctuations in segment operating income or loss are driven by changes in segment revenues, gross margins and operating expenses. Each significant fluctuation in these items is discussed in greater detail above.
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $89,800 and $49,700 as of December 31, 2010 and September 30, 2010, respectively. We anticipate order backlog as of December 31, 2010 to be substantially filled during the next twelve months.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of- completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $60,800 and $52,300 as of December 31, 2010 and $67,900 and $61,100 as of September 30, 2010, respectively. We anticipate the majority of funded backlog as of December 31, 2010 to be completed during the next twelve months, with any remainder to be completed in the fiscal year ending September 30, 2012.
Backlog is not a meaningful measure for our other business lines. While a substantial portion of our anticipated revenues for Fiscal 2011 is currently in our backlog, the timing of our customer product requirements should result in at least a majority of our expected annual revenues for Fiscal 2011 occurring in the second half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Three Months Ended December 31,			Percentage
	2010	2009	Change	Change
Cash Provided (Used) By:
Operating activities	$9,247	$18,107	$(8,860)	(49%)
Investing activities	(2,493)	(1,099)	(1,394)	127%
Financing activities	(16)	(59)	43	(73%)
Effect of changes in exchange rates on cash	(18)	(11)	(7)	64%

Net change in cash for period	$6,720	$16,938	$(10,218)	(60%)

Operating Cash Flows — Operating activities provided cash of $9,247 for the Fiscal 2011 first quarter compared to $18,107 for the prior fiscal year first quarter, a decrease of $8,860.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to a decline in the cash profits provided by our operations.

•	A decrease in cash provided by working capital accounts of $3,154, excluding the effects of interest and income taxes.

•	An increase in cash income taxes refunded of $1,294.

•	A decrease in cash used for environmental remediation of $165.

•	An increase in cash used to fund pension obligations of $2,952.
We consider the working capital changes to be routine and within the normal production cycle of our products. The production of most fine chemical products requires a length of time that exceeds one quarter. In addition, the timing of Aerospace Equipment segment revenues recognized under the percentage-of-completion method differs from the timing of the related billings to customers. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
The increase in cash income taxes refunded is a result of federal income tax carryback claims which were filed and collected in the Fiscal 2011 first quarter.
Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.
Investing Cash Flows — Fiscal 2011 first quarter capital expenditures of $2,493 reflect an increase of $1,394 from capital expenditures of $1,099 in the Fiscal 2010 first quarter. The increase in capital expenditures is related to our Fine Chemicals segment, in particular, additional equipment to support new a three-year core product agreement for the supply of anti-viral products and facilities improvements to enhance quality compliance.
LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2010, we had cash of $30,705. Our primary source of working capital is cash flows from operations. In addition, on January 31, 2011, we established an asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. On January 31, 2011, we had availability under this facility of approximately $13,500. For further discussion of this facility, see below under the heading “ABL Credit Facility”. We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

•
cash requirements related to our remediation activities, including amounts that we expect to spend through calendar 2011 for the engineering, design, installation and cost of additional remediation equipment (“Remediation Capital”). See further discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

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
LONG TERM DEBT AND CREDIT FACILITIES
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
ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, and certain domestic subsidiaries of the Company, as guarantors, which provides a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity to be the earlier of (i) January 31, 2015 and (ii) 90 days prior to the maturity date of the Senior Notes, which is February 1, 2015. The ABL Credit Facility also provides for the issuance of new letters of credit with a letter of credit sublimit of $5,000. The maximum borrowing availability under the ABL Credit Facility is based upon a percentage of our eligible account receivables and eligible inventories. We may prepay and terminate the ABL Credit Facility at any time, without premium or penalty. The ABL Credit Facility contains certain mandatory prepayment provisions. The annual interest rates applicable to loans under the ABL Credit Facility will be, at our option, either at a Base Rate or LIBOR Rate (each as defined in the ABL Credit Facility) plus, in each case, an applicable margin of 2.50 percentage points. In addition, we will pay commitment fees, other fees related to the issuance and maintenance of the letters of credit, and certain agency fees. On January 31, 2011 there were no outstanding borrowings under the ABL Credit Facility.
The ABL Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the ABL Credit Facility. The ABL Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:
•	incur debt, incur contingent obligations and issue certain types of preferred stock, or prepay certain debt;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	make certain investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

In each case, the covenants set forth above are subject to customary and negotiated exceptions and exclusions. Certain covenants, including financial covenants, are also only triggered by borrowing availability not exceeding a designated threshold amount and/or utilization of the ABL Credit Facility. The ABL Credit Facility also limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.
When the financial covenants are in effect, we will be required (i) to have a minimum level of EBITDA for the twelve month period then ended, which minimum varies for each month end, commencing with the month ended December 31, 2010 and continuing through the month ending September 30, 2011 and (ii) to maintain a minimum fixed charge coverage ratio on a rolling trailing 12 month basis of at least 1.10:1.00 initially for the 12 month period ending October 31, 2011 and thereafter for each 12 month period ending on the last day of the month continuing for the remainder of the term of the ABL Credit Facility. However, notwithstanding the financial covenants having come into effect, our obligation to continue to comply with such financial covenants shall terminate upon satisfaction of certain requirements relating to borrowing availability and utilization set forth in the ABL Credit Facility.
The ABL Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods), including cross-default provisions that include the Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the ABL Credit Facility prior to the ABL Credit Facility’s stated maturity and the related commitments may be terminated.
Letters of Credit. As of December 31, 2010, we had $1,769 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.
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
Benefit obligations are measured annually as of September 30. As of September 30, 2010, the Pension Plans had an unfunded benefit obligation of $30,005. For Fiscal 2010, we made contributions to the Pension Plans in the amount of $3,300. We anticipate making Pension Plan contributions in the amount of $5,823 during Fiscal 2011. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2010 would increase our minimum funding obligations for Fiscal 2011 by approximately $200.
In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”) that includes five participants comprised of active and former executive officers. The SERP is an unfunded plan and as of September 30, 2010, the SERP obligation was $7,683. For Fiscal 2010, we paid SERP retirement benefits of $427. We anticipate contributing the amount of $527 to the SERP during Fiscal 2011 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.
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
In our Fiscal 2009 fourth quarter, we accrued approximately $9,600 representing our estimate of the cost to engineer, design, and install this additional equipment. We anticipate that these amounts will be spent through and the new equipment will be operational by 2012. We are in the pre-construction, design and engineering steps, and as a result, this estimate involves a number of significant assumptions. Due to uncertainties inherent in making estimates, our estimate may later require significant revision as new facts become available and circumstances change.
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
As of December 31, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $19,600 to approximately $43,500 based on a possible total remaining life of the project through a range from the years 2019 to 2038. As of December 31, 2010, the accrued amount was $23,353, based on an estimated remaining life of the project through the year 2022, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $10,725 and $19,606 as of December 31, 2010 and September 30, 2010, respectively.
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
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, which provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This standard became effective for us beginning on October 1, 2010. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU No. 2010-28 that affects entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in the ASU modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This standard is effective for us beginning on October 1, 2011. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010 (“Fiscal 2010”).
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
Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 18% of our consolidated revenue and the top four customers of AFC accounted for approximately 85% of its revenues, and 34% of our consolidated revenues, in Fiscal 2010. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in Fiscal 2010, Fine Chemicals segment revenues declined as compared to the fiscal year ended September 30, 2009 (“Fiscal 2009”), in part due to reductions in orders from certain primary customers for our core products. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or “FDA”, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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
Moreover, in other areas of our business, we, like other government and military contractors and subcontractors, are subject directly or indirectly in many cases to government contracting regulations and the additional costs, burdens and risks associated with meeting these heightened contracting requirements. Failure to comply with government contracting regulations may result in contract termination, the potential for substantial civil and criminal penalties, and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. For example, these consequences could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. In addition, the U.S. government and its principal prime contractors periodically investigate the U.S. government’s contractors and subcontractors, including with respect to financial viability, as part of the U.S. government’s risk assessment process associated with the award of new contracts. Consequently, for example, if the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired. Further, a portion of our business involves the sale of controlled products overseas, such as supplying ammonium perchlorate, or “AP”, to various foreign defense programs and commercial space programs. Foreign sales subject us to numerous additional complex U.S. and foreign laws and regulations, including laws and regulations governing import-export controls applicable to the sale and export of munitions and other controlled products and commodities, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. The costs of complying with the various and often complex and frequently changing laws and regulations and regulatory oversight applicable to us and the businesses in which we engage, and the consequences should we fail to comply, even inadvertently, with such requirements, could be significant and could reduce our profitability and liquidity.
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
Review of Perchlorate Toxicity by the EPA.  Currently, perchlorate is on the EPA’s Contaminant Candidate List 3. In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA stated that its intention is to publish a proposed regulation and analyses for public review and comment within 24 months, and, if a regulation is adopted, to promulgate a final regulation within 18 months after publication of its proposal. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below. However, the outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. It is possible that federal and, potentially, one or more state or local regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.
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

As of December 31, 2010, the aggregate range of anticipated environmental remediation costs was from approximately $19,600 to approximately $43,500 based on a possible total remaining life of the project through a range of the years 2019 to 2038. As of December 31, 2010, the accrued amount was $23,353, based on an estimated remaining life of the project through 2022, or the low end of the more likely range of the expected life of the project. These estimates are based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of December 31, 2010, we had established reserves in connection with the AMPAC Henderson Site of approximately $23,353, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of Fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
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
Each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments produces products that are highly customized, require high levels of precision to manufacture and are subject to exacting customer and other requirements, including strict timing and delivery requirements. For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities worldwide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Medicines Agency, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.
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
The pharmaceutical fine chemicals industry is a capital-intensive industry. Consequently, AFC’s capital expenditures consume cash from our Fine Chemicals segment and our other operations and may also consume cash from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, which may be potentially costly or even unavailable given on-going conditions of the credit markets in the U.S. Changes in the availability, terms and costs of capital or a reduction in credit rating or outlook could cause our cost of doing business to increase and place us at a competitive disadvantage. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.
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
Our quarterly and annual sales are affected by a variety of factors that could lead to significant variability in our operating results, including as a result of the actual placement, timing and delivery of orders for new and/or existing products. In our Specialty Chemicals segment, the need for our products is generally based on contractually defined milestones that our customers are bound by and these milestones may fluctuate from quarter to quarter resulting in corresponding sales fluctuations. In our Fine Chemicals segment, some of our products require multiple steps of chemistry, the production of which can span multiple quarterly periods. Revenue is typically recognized after the final step and when the product has been delivered and accepted by the customer. As a result of this multi-quarter process, revenues and related profits can vary from quarter to quarter. Consequently, due to factors inherent in the process by which we sell our products, changes in our operating results may fluctuate from quarter to quarter and could result in volatility in our common stock price.
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
As of December 31, 2010, we had outstanding debt totaling $105,154, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
We are obligated to comply with various ongoing covenants in our debt, including in certain cases financial covenants, that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt. Our outstanding debt generally contains various restrictive covenants. These covenants include provisions restricting our ability to, among other things:
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
As of December 31, 2010, we had unfunded pension obligations, including the current and non-current portions, of $35,589. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. Other assumptions include the future rate of compensation increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our estimates of pension obligations, which in turn could affect future funding requirements and related costs and impact our future earnings. Moreover, pension obligations can also be affected by changes in legislation and other governmental regulatory actions.
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

AMERICAN PACIFIC CORPORATION
Date: February 10, 2011	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1
Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674))

3.2
Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.3
Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.4
American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010)

3.5
Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999)

3.6
Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999)

3.7
Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008)

3.8
Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010)

10.1
Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010)

10.2
Credit Agreement, dated as of January 31, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 4, 2011)

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