Form 10-Q
period 2011-03-31
AMERICAN PACIFIC CORP
filed 2011-05-12
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
     The number of shares of the registrant’s common stock outstanding as of April 29, 2011 was 7,559,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$41,854	$59,395	$77,038	$93,459
Cost of Revenues	31,687	42,516	60,255	64,134

Gross Profit	10,167	16,879	16,783	29,325
Operating Expenses	11,820	11,444	23,243	23,751
Other Operating Gains	1,592	—	2,929	—

Operating Income (Loss)	(61)	5,435	(3,531)	5,574
Interest Income and Other (Expense), Net	505	(260)	372	(268)
Interest Expense	2,571	2,740	5,285	5,431

Income (Loss) before Income Tax	(2,127)	2,435	(8,444)	(125)
Income Tax Expense (Benefit)	(914)	1,319	(3,612)	199

Net Income (Loss)	$(1,213)	$1,116	$(4,832)	$(324)

Earnings (Loss) per Share:
Basic	$(0.16)	$0.15	$(0.64)	$(0.04)
Diluted	$(0.16)	$0.15	$(0.64)	$(0.04)

Weighted-Average Shares Outstanding:
Basic	7,512,000	7,490,000	7,508,000	7,489,000
Diluted	7,512,000	7,539,000	7,508,000	7,489,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	March 31,	September 30,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,697	$23,985
Accounts Receivable, Net	35,034	51,900
Inventories	45,127	36,126
Prepaid Expenses and Other Assets	4,776	1,542
Income Taxes Receivable	4,367	2,802
Deferred Income Taxes	10,672	10,672

Total Current Assets	131,673	127,027
Property, Plant and Equipment, Net	115,684	113,873
Intangible Assets, Net	864	1,420
Goodwill	3,038	2,933
Deferred Income Taxes	20,251	20,254
Other Assets	10,233	10,236

TOTAL ASSETS	$281,743	$275,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,784	$9,197
Accrued Liabilities	4,587	8,062
Accrued Interest	1,575	1,575
Employee Related Liabilities	7,797	6,472
Income Taxes Payable	267	193
Deferred Revenues and Customer Deposits	30,711	18,769
Current Portion of Environmental Remediation Reserves	9,014	8,694
Current Portion of Long-Term Debt	73	70

Total Current Liabilities	66,808	53,032
Long-Term Debt	105,067	105,102
Environmental Remediation Reserves	13,437	15,176
Pension Obligations	35,641	37,161
Other Long-Term Liabilities	1,645	1,615

Total Liabilities	222,598	212,086

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,543,091 issued and outstanding	754	754
Capital in Excess of Par Value	73,267	73,091
Retained Earnings	1,888	6,720
Accumulated Other Comprehensive Loss	(16,764)	(16,908)

Total Shareholders’ Equity	59,145	63,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$281,743	$275,743

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(4,832)	$(324)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	7,411	8,176
Non-cash interest expense	454	315
Share-based compensation	198	489
Deferred income taxes	(19)	(81)
Loss on sale of assets	2	5
Changes in operating assets and liabilities:
Accounts receivable, net	16,959	2,375
Inventories	(8,715)	(136)
Prepaid expenses and other current assets	(2,357)	(591)
Accounts payable	2,448	1,395
Income taxes	(1,493)	900
Accrued liabilities	(3,483)	1,039
Employee related liabilities	1,317	(1,457)
Deferred revenues and customer deposits	11,924	2,418
Environmental remediation reserves	(1,419)	(979)
Pension obligations, net	(1,520)	1,546
Other	(588)	(496)

Net Cash Provided by Operating Activities	16,287	14,594

Cash Flows from Investing Activities:
Capital expenditures	(7,729)	(3,588)

Net Cash Used by Investing Activities	(7,729)	(3,588)

Cash Flows from Financing Activities:
Payments of long-term debt	(35)	(89)
Debt issuance costs	(869)	-

Net Cash Used by Financing Activities	(904)	(89)

Effect of Changes in Currency Exchange Rates on Cash	58	(84)

Net Change in Cash and Cash Equivalents	7,712	10,833
Cash and Cash Equivalents, Beginning of Period	23,985	21,681

Cash and Cash Equivalents, End of Period	$31,697	$32,514

Cash Paid (Received) For:
Interest	$4,831	$5,116
Income taxes	(2,130)	(629)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	1,746	387
Capital Leases Originated	-	98
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2010. The operating results for the three-month and six-month periods ended March 31, 2011 and cash flows for the six-month period ended March 31, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of March 31, 2011 to be approximately $104,738 based on level 2 data which was the trade date closest to March 31, 2011, which was March 23, 2011. We estimated the fair value of our fixed-rate long-term debt as of September 30, 2010 to be approximately $103,688 based on the trade date closest to that date, which was October 13, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Classified as cost of revenues
Depreciation	$3,287	$3,472	$6,546	$6,833
Classified as operating expenses
Depreciation	146	145	291	293
Amortization	239	506	574	1,050

Total	$3,672	$4,123	$7,411	$8,176

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $16,517 and $19,606 as of March 31, 2011 and September 30, 2010, respectively.

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

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permitted the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Under the terms of the 2001 Plan, no options may be granted on or after January 16, 2011, but options previously granted, may extend beyond that date based on the terms of the relevant grant. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (Continued)

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of March 31, 2011, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan, as amended and restated (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of March 31, 2011, there were 462,000 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

A summary of our outstanding and non-vested stock option and restricted stock activity for the six months ended March 31, 2011 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2010	658,176	$8.32	248,895	$4.41	50,664	$8.34
Granted	-	-	-	-	-	-
Vested	-	-	(100,770)	4.51	(19,336)	8.70
Exercised	-	-	-	-	-	-
Expired / Cancelled	(10,000)	6.34	-	-	-	-

Balance, March 31, 2011	648,176	8.35	148,125	4.35	31,328	8.11

A summary of our exercisable stock options as of March 31, 2011 is as follows:

Number of vested stock options	500,051
Weighted-average exercise price per share	$8.31
Aggregate intrinsic value	$53
Weighted-average remaining contractual term in years	4.8

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

2.	SHARE-BASED COMPENSATION (Continued)

	Six Months Ended
	March 31,
	2011	2010

Weighted-average grant date fair value per share of options granted	-	$3.65
Significant fair value assumptions:	-
Expected term in years	-	6.00
Expected volatility	-	51.3%
Expected dividends	-	0.0%
Risk-free interest rates	-	2.3%
Total intrinsic value of options exercised	-	$-
Aggregate cash received for option exercises	-	$-

Compensation cost (included in operating expenses)
Stock options	$144	$322
Restricted stock	54	167

Total	198	489
Tax benefit recognized	37	99

Net compensation cost	$161	$390

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$154	$524
Restricted stock	$34	$155
Weighted-average years to be recognized
Stock options	1.1	1.6
Restricted stock	1.1	1.6
3.	SELECTED BALANCE SHEET DATA
Inventories. Inventories consist of the following:

	March 31,	September 30,
	2011	2010

Finished goods	$6,180	$2,977
Work-in-process	23,838	18,318
Raw materials and supplies	10,957	9,103
Deferred cost of revenues	4,551	5,728
Under(over) applied manufacturing overhead costs	(399)	-

Total	$45,127	$36,126

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

Intangible Assets. Intangible assets consist of the following:

	March 31,	September 30,
	2011	2010

Customer relationships	9,002	8,976
Less accumulated amortization	(8,138)	(7,556)

	864	1,420

Backlog	1,584	1,559
Less accumulated amortization	(1,584)	(1,559)

	-	-

Total	$864	$1,420

3.	SELECTED BALANCE SHEET DATA (Continued)

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $239 and $344 for the three months ended March 31, 2011 and 2010, respectively, and $574 and $691, for the six months ended March 31, 2011 and 2010, respectively. Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was zero and $162 for the three months ended March 31, 2011 and 2010, respectively, and zero and $359 for the six months ended March 31, 2011 and 2010, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. Changes in the reported value for goodwill are a result of fluctuations in the underlying foreign currency translation rate.

4.	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Income (Loss)	$(1,213)	$1,116	$(4,832)	$(324)
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	260	(307)	144	(382)

Comprehensive Income (Loss)	$(953)	$809	$(4,688)	$(706)

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2011	2010

Cumulative currency translation adjustment	$(317)	$(461)
Unamortized benefit plan costs, net of tax of $10,964	(16,447)	(16,447)

Total	$(16,764)	$(16,908)

5.	EARNINGS (LOSS) PER SHARE
Shares used to compute earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31,
	2011	2010	2011	2010

Net Income (Loss)	$(1,213)	$1,116	$(4,832)	$(324)

Basic weighted-average shares	7,512,000	7,490,000	7,508,000	7,489,000

Diluted:
Weighted-average shares, basic	7,512,000	7,490,000	7,508,000	7,489,000
Dilutive effect of stock options	-	49,000	-	-

Weighted-average shares, diluted	7,512,000	7,539,000	7,508,000	7,489,000

Basic income (loss) per share	$(0.16)	$0.15	$(0.64)	$(0.04)
Diluted income (loss) per share	$(0.16)	$0.15	$(0.64)	$(0.04)
As of March 31, 2011 and 2010, we had an aggregate of 679,504 and 689,997 antidilutive options and unvested restricted shares outstanding, respectively.

6.	DEBT
Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2011	2010

Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	140	172

Total Debt	105,140	105,172
Less Current Portion	(73)	(70)

Total Long-term Debt	$105,067	$105,102

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

6.	DEBT (Continued)

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

The ABL Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the ABL Credit Facility. The ABL Credit Facility contains certain negative covenants, subject to customary exceptions and exclusions, restricting and limiting our ability to, among other things:

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

The ABL Credit Facility also contains financial covenants which are only triggered by utilization of the ABL Credit Facility and borrowing availability not exceeding a designated threshold amount. If the financial covenants are triggered, then we would be subject to the following financial covenants:

•	Minimum EBITDA. We would be required to achieve a minimum level of EBITDA for the twelve month period then ended. This covenant may become applicable through September 30, 2011.

6.	DEBT (Continued)
•
Fixed Charge Coverage Ratio. We would be required to maintain a minimum fixed charge coverage ratio on a rolling trailing 12 month basis of at least 1.10:1.00. This covenant may become applicable beginning with the 12 month period ending October 31, 2011 and through the remaining term of the ABL Credit Facility.

•	Maximum Capital Expenditures. The ABL Credit Facility limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.
The ABL Credit Facility also contains usual and customary events of default (in some cases, subject to certain threshold amounts and grace periods), including cross-default provisions that include the Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the ABL Credit Facility prior to the ABL Credit Facility’s stated maturity and the related commitments may be terminated.
On March 31, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $17,253, and were not subject to compliance with the financial covenants.
Letters of Credit. As of March 31, 2011, we had $1,670 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.
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

7.	COMMITMENTS AND CONTINGENCIES (Continued)
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

7.	COMMITMENTS AND CONTINGENCIES (Continued)
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
As of March 31, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $18,700 to approximately $42,600. This range represents a significant estimate and is based on the estimable elements of cost for engineering, design, and equipment and an estimated remaining operating life of the project through a range from the years 2019 to 2038. As of March 31, 2011, the accrued amount was $22,451, based on an estimated remaining life of the project through the year 2022, or the low end of the more likely range of the expected life of the project. Cost estimates for engineering, design and equipment are based on our preliminary assessments of the facility configuration. As we proceed with the more detailed engineering of the project, we have, and may in the future, become aware of elements of the preliminary facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. As of the date of this filing, we have identified several design change requirements which are under

7.	COMMITMENTS AND CONTINGENCIES (Continued)
evaluation to determine a reasonable solution. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the six months ended March 31, 2011 is shown below:

Balance, September 30, 2010	$23,870
Additions or adjustments	-
Expenditures	(1,419)

Balance, March 31, 2011	$22,451

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
We report our business in four operating segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest, are not allocated to segment operating results.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Fine chemicals customer		40%	11%	27%
Fine chemicals customer			11%
Fine chemicals customer	11%
Specialty chemicals customer	15%		11%	16%

8.	SEGMENT INFORMATION (Continued)
The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues:
Fine Chemicals	$16,065	$33,673	$29,954	$43,177
Specialty Chemicals	10,828	14,086	19,869	26,889
Aerospace Equipment	14,372	10,168	25,824	18,493
Other Businesses	589	1,468	1,391	4,900

Total Revenues	$41,854	$59,395	$77,038	$93,459

Segment Operating Income (Loss):
Fine Chemicals	$(838)	$2,500	$(4,471)	$1,760
Specialty Chemicals	3,542	6,513	7,099	12,344
Aerospace Equipment	1,407	25	2,085	(337)
Other Businesses	(181)	69	(502)	52

Total Segment Operating Income	3,930	9,107	4,211	13,819
Corporate Expenses	(3,991)	(3,672)	(7,742)	(8,245)

Operating Income (Loss)	$(61)	$5,435	$(3,531)	$5,574

Depreciation and Amortization:
Fine Chemicals	$3,040	$3,194	$6,277	$6,522
Specialty Chemicals	231	406	349	577
Aerospace Equipment	284	392	545	815
Other Businesses	5	4	9	8
Corporate	112	127	231	254

Total Depreciation and Amortization	$3,672	$4,123	$7,411	$8,176

9.	INCOME TAXES
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
As of both March 31, 2011 and September 30, 2010, our recorded liability for unrecognized tax benefits was $1,246, of which $386 would affect our effective tax rate if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2011. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2011.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011 and September 30, 2010, we had accrued $613 and $584, respectively, for the payment of tax-related interest and penalties. For the six months ended March 31, 2011 and 2010, income tax benefit includes an expense of $29 and a benefit of $49, respectively, for interest and penalties.
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
Net periodic pension cost consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Pension Plans:
Service Cost	$616	$625	$1,232	$1,250
Interest Cost	878	798	1,756	1,596
Expected Return on Plan Assets	(722)	(603)	(1,444)	(1,206)
Recognized Actuarial Losses	420	263	840	526
Amortization of Prior Service Costs	16	19	31	38

Net Periodic Pension Cost	$1,208	$1,102	$2,415	$2,204

Supplemental Executive Retirement Plan:
Service Cost	$81	$110	$162	$220
Interest Cost	89	94	178	187
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	105	105	210	210

Net Periodic Pension Cost	$275	$309	$550	$617

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
Contributions and Benefit Payments. For the six months ended March 31, 2011, we contributed $4,220 to the Pension Plans to fund benefit payments and anticipate making approximately $1,603 in additional contributions through September 30, 2011. For the six months ended March 31, 2011, we contributed $264 to the SERP to fund benefit payments and anticipate making approximately $263 in additional contributions through September 30, 2011.

11.	GAIN CONTINGENCIES - OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the three months and six months ended March 31, 2011, our Fine Chemicals segment reported other operating gains of $1,592 and $2,929, respectively, that resulted from the resolution of gain contingencies. The total reported gain of $2,929 is comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the six months ended March 31, 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are anticipated to be completed during the calendar year 2011. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the six months ended March 31, 2011, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

12.	GUARANTOR SUBSIDIARIES

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

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$39,149	$2,869	$(164)	$41,854
Cost of Revenues	-	29,827	2,024	(164)	31,687

Gross Profit	-	9,322	845	-	10,167
Operating Expenses, Net	-	9,132	1,096	-	10,228

Operating Income (Loss)	-	190	(251)	-	(61)
Interest and Other Income	2,543	296	209	(2,543)	505
Interest Expense	2,543	2,569	2	(2,543)	2,571

Loss before Income Tax and
Equity Account for Subsidiaries	-	(2,083)	(44)	-	(2,127)
Income Tax Benefit	-	(931)	17	-	(914)

Loss before
Equity Account for Subsidiaries	-	(1,152)	(61)	-	(1,213)
Equity Account for Subsidiaries	(1,213)	(61)	-	1,274	-

Net Loss	$(1,213)	$(1,213)	$(61)	$1,274	$(1,213)

12.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$72,051	$5,229	$(242)	$77,038
Cost of Revenues	-	57,036	3,461	(242)	60,255

Gross Profit	-	15,015	1,768	-	16,783
Operating Expenses, Net	-	18,428	1,886	-	20,314

Operating Income (Loss)	-	(3,413)	(118)	-	(3,531)
Interest and Other Income	5,239	349	23	(5,239)	372
Interest Expense	5,239	5,282	3	(5,239)	5,285

Loss before Income Tax and Equity Account for Subsidiaries	-	(8,346)	(98)	-	(8,444)
Income Tax Benefit	-	(3,676)	64	-	(3,612)

Loss before Equity Account for Subsidiaries	-	(4,670)	(162)	-	(4,832)
Equity Account for Subsidiaries	(4,832)	(162)	-	4,994	-

Net Loss	$(4,832)	$(4,832)	$(162)	$4,994	$(4,832)

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$56,648	$2,597	$150	$59,395
Cost of Revenues	-	40,360	2,006	150	42,516

Gross Profit	-	16,288	591	-	16,879
Operating Expenses	-	10,440	1,004	-	11,444

Operating Income (Loss)	-	5,848	(413)	-	5,435
Interest and Other Income	2,664	36	(271)	(2,689)	(260)
Interest Expense	2,664	2,738	27	(2,689)	2,740

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	3,146	(711)	-	2,435
Income Tax Benefit	-	1,254	65	-	1,319

Income (Loss) before Equity Account for Subsidiaries	-	1,892	(776)	-	1,116
Equity Account for Subsidiaries	1,116	(776)	-	(340)	-

Net Income (Loss)	$1,116	$1,116	$(776)	$(340)	$1,116

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$88,376	$5,100	$(17)	$93,459
Cost of Revenues	-	60,372	3,779	(17)	64,134

Gross Profit	-	28,004	1,321	-	29,325
Operating Expenses	-	21,697	2,054	-	23,751

Operating Income (Loss)	-	6,307	(733)	-	5,574
Interest and Other Income	5,333	76	(296)	(5,381)	(268)
Interest Expense	5,333	5,427	52	(5,381)	5,431

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	956	(1,081)	-	(125)
Income Tax Benefit	-	177	22	-	199

Income (Loss) before Equity Account for Subsidiaries	-	779	(1,103)	-	(324)
Equity Account for Subsidiaries	(324)	(1,103)	-	1,427	-

Net Loss	$(324)	$(324)	$(1,103)	$1,427	$(324)

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$31,179	$518	$-	$31,697
Accounts Receivable, Net	-	31,031	4,661	(658)	35,034
Inventories	-	43,987	1,140	-	45,127
Prepaid Expenses and Other Assets	-	4,522	254	-	4,776
Income Taxes Receivable and Deferred Income Taxes	-	14,989	50	-	15,039

Total Current Assets	-	125,708	6,623	(658)	131,673
Property, Plant and Equipment, Net	-	113,499	2,185	-	115,684
Intangible Assets, Net	-	111	753	-	864
Goodwill	-	-	3,038	-	3,038
Deferred Income Taxes	-	20,213	38	-	20,251
Other Assets	-	9,849	384	-	10,233
Intercompany Advances	92,414	5,046	-	(97,460)	-
Investment in Subsidiaries, Net	71,731	4,799	-	(76,530)	-

Total Assets	$164,145	$279,225	$13,021	$(174,648)	$281,743

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$25,258	$2,410	$(658)	$27,010
Environmental Remediation Reserves	-	9,014	-	-	9,014
Deferred Revenues and Customer Deposits	-	30,017	694	-	30,711
Current Portion of Long-Term Debt	-	22	51	-	73
Intercompany Advances	-	92,414	5,046	(97,460)	-

Total Current Liabilities	-	156,725	8,201	(98,118)	66,808
Long-Term Debt	105,000	46	21	-	105,067
Environmental Remediation Reserves	-	13,437	-	-	13,437
Pension Obligations and Other Long-Term Liabilities	-	37,286	-	-	37,286

Total Liabilities	105,000	207,494	8,222	(98,118)	222,598
Total Shareholders’ Equity	59,145	71,731	4,799	(76,530)	59,145

Total Liabilities and Shareholders’ Equity	$164,145	$279,225	$13,021	$(174,648)	$281,743

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$16,589	$(302)	$-	$16,287

Cash Flows from Investing Activities:
Capital expenditures	-	(7,372)	(357)	-	(7,729)

Net Cash Used in Investing Activities	-	(7,372)	(357)	-	(7,729)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(10)	(25)	-	(35)
Debt Issuance costs	(869)				(869)
Intercompany advances, net	869	(1,019)	150	-	-

Net Cash Provided (Used) by Financing Activities	-	(1,029)	125	-	(904)

Effect of Changes in Currency Exchange Rates	-	-	58		58

Net Change in Cash and Cash Equivalents	-	8,188	(476)	-	7,712
Cash and Cash Equivalents, Beginning of Period	-	22,991	994	-	23,985

Cash and Cash Equivalents, End of Period	$-	$31,179	$518	$-	$31,697

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - September 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$22,991	$994	$-	$23,985
Accounts Receivable, Net	-	48,194	6,054	(2,348)	51,900
Inventories	-	34,968	1,158	-	36,126
Prepaid Expenses and Other Assets	-	1,249	293	-	1,542
Income Taxes Receivable and Deferred Income Taxes	-	13,474	-	-	13,474

Total Current Assets	-	120,876	8,499	(2,348)	127,027
Property, Plant and Equipment, Net	-	111,946	1,927	-	113,873
Intangible Assets, Net	-	537	883	-	1,420
Goodwill	-	-	2,933	-	2,933
Deferred Income Taxes	-	20,222	32	-	20,254
Other Assets	-	9,945	291	-	10,236
Intercompany Advances	91,545	4,896	-	(96,441)	-
Investment in Subsidiaries, Net	77,112	4,817	-	(81,929)	-

Total Assets	$168,657	$273,239	$14,565	$(180,718)	$275,743

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$23,931	$3,916	$(2,348)	$25,499
Environmental Remediation Reserves	-	8,694	-	-	8,694
Deferred Revenues and Customer Deposits	-	17,927	842	-	18,769
Current Portion of Long-Term Debt	-	21	49	-	70
Intercompany Advances	-	91,545	4,896	(96,441)	-

Total Current Liabilities	-	142,118	9,703	(98,789)	53,032
Long-Term Debt	105,000	57	45	-	105,102
Environmental Remediation Reserves	-	15,176	-	-	15,176
Pension Obligations and Other Long-Term Liabilities	-	38,776	-	-	38,776

Total Liabilities	105,000	196,127	9,748	(98,789)	212,086
Total Shareholders’ Equity	63,657	77,112	4,817	(81,929)	63,657

Total Liabilities and Shareholders’ Equity	$168,657	$273,239	$14,565	$(180,718)	$275,743

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$15,483	$(889)	$-	$14,594

Cash Flows from Investing Activities:
Capital expenditures	-	(3,115)	(473)	-	(3,588)

Net Cash Used in Investing Activities	-	(3,115)	(473)	-	(3,588)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(65)	(24)	-	(89)
Intercompany advances, net	-	(1,234)	1,234	-	-

Net Cash Provided (Used) by Financing Activities	-	(1,299)	1,210	-	(89)

Effect of Changes in Currency Exchange Rates	-	-	(84)	-	(84)

Net Change in Cash and Cash Equivalents	-	11,069	(236)	-	10,833
Cash and Cash Equivalents, Beginning of Period	-	20,046	1,635	-	21,681

Cash and Cash Equivalents, End of Period	$-	$31,115	$1,399	$-	$32,514

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations and that existing circumstances will not materially affect our ability to meet future liquidity requirements, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated cash expenditures and timing in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding one of the significant factors that will affect comparisons of our consolidated gross margins in the future, our expectations regarding the timing and receipt of revenues for the current fiscal year, our expectations regarding anticipated anti-viral product revenue increases in our Fine Chemicals segment during the second half of the fiscal year ending September 30, 2011, our statement regarding the impact of process improvements through the fourth quarter of the current fiscal year ending September 30, 2011, , our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for the current fiscal year ending September 30, 2011, our belief regarding pharmaceutical controlled substances as an area of expansion for us, statements regarding the potential impact of future changes in critical accounting policies and accounting standards and judgments, estimates and assumptions relating thereto, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the second fiscal quarter and six-month period of the year ending September 30, 2011 (“Fiscal 2011”) as compared to the second fiscal quarter and six-month period of the year ended September 30, 2010 (“Fiscal 2010”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2010 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2010.

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
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Fine Chemicals	39%	57%	39%	46%

Specialty Chemicals:
Perchlorates	21%	22%	21%	26%
Sodium Azide	2%	0%*	2%	1%
Halotron	3%	2%	3%	2%

Total Specialty Chemicals	26%	24%	26%	29%

Aerospace Equipment	34%	17%	34%	20%

Other Businesses:
Real Estate	0%*	0%*	0%*	0%*
Water Treatment Equipment	1%	2%	1%	5%

Total Other Businesses	1%	2%	1%	5%

Total Revenues	100%	100%	100%	100%

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
RESULTS OF OPERATIONS
REVENUES

	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$16,065	$33,673	$(17,608)	(52%)
Specialty Chemicals	10,828	14,086	(3,258)	(23%)
Aerospace Equipment	14,372	10,168	4,204	41%
Other Businesses	589	1,468	(879)	(60%)

Total Revenues	$41,854	$59,395	$(17,541)	(30%)

Six Months Ended:
Fine Chemicals	$29,954	$43,177	$(13,223)	(31%)
Specialty Chemicals	19,869	26,889	(7,020)	(26%)
Aerospace Equipment	25,824	18,493	7,331	40%
Other Businesses	1,391	4,900	(3,509)	(72%)

Total Revenues	$77,038	$93,459	$(16,421)	(18%)

Fine Chemicals. Fine Chemicals segment revenues decreased in the Fiscal 2011 second quarter and six-month period primarily due to 90% and 92% declines, respectively, in revenues from anti-viral products. Anti-viral product production resumed in the Fiscal 2011 second quarter pursuant to a three-year supply agreement and is expected to result in significant higher anti-viral product revenues in the second half of Fiscal 2011 as compared to the first half of Fiscal 2011. The anti-viral product declines were partially offset by increases in oncology product revenues in both the Fiscal 2011 second quarter and six-month period. The increases in oncology product revenues reflect the timing of product deliveries. The oncology production lines were at similar levels of utilization for each comparative period.
Specialty Chemicals. Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 82% and 89% of Specialty Chemicals segment revenues in the Fiscal 2011 and Fiscal 2010 six-month periods, respectively. The variance in Specialty Chemicals segment revenues reflects the following factors:
•	A 31% decrease in perchlorate volume and a 1% increase in the related average price per pound for the Fiscal 2011 second quarter compared to the prior fiscal year second quarter.

•	A 31% decrease in perchlorate volume and a 1% decrease in the related average price per pound for the Fiscal 2011 six-month period compared to the prior fiscal year six-month period.

•	Sodium azide revenues increased by $633 for the Fiscal 2011 second quarter and $208 for the Fiscal 2011 six-month period.

•	Halotron revenues increased $89 for the Fiscal 2011 second quarter and $219 for the Fiscal 2011 six-month period.
The decrease in total perchlorate volume for the Fiscal 2011 periods is primarily due to limited demand for Grade I AP for usage on space programs. Tactical and strategic missile program demand continues to be stable and accounts for the largest component of Grade I AP volume in the Fiscal 2011 periods. The Ares program was the largest component of volume in the Fiscal 2010 periods. The decline in Grade I AP demand is offset by increases in volume for our other perchlorate products, which was approximately 28% higher in the Fiscal 2011 six-month period than in the comparable Fiscal 2010 period.
Average price per pound of perchlorates was consistent between the Fiscal 2011 and Fiscal 2010 periods, and reflects two offsetting factors:
•
The average price per pound of Grade I AP increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix, under which price and volume move inversely, and comparable catalog pricing.

•
This was offset by our other lower-priced perchlorate products, such as sodium perchlorate and potassium perchlorate, which accounted for a greater percentage of all perchlorate product volume in the Fiscal 2011 periods.

Aerospace Equipment. Revenue growth of 41% and 40% for the Aerospace Equipment segment during the Fiscal 2011 second quarter and six-month period, respectively, as compared to the prior fiscal year periods, was generated primarily by increases in revenues from space propulsion systems contracts from the segment’s U.S. operations which continue to be successful in penetrating this market. Increases in revenues from in-space propulsion engines also contributed to the revenue growth in the Fiscal 2011 periods.

COST OF REVENUES AND GROSS MARGIN

	March 31		Increase	Percentage
	2011	2010	(Decrease)	Change

Three Months Ended:
Revenues	$41,854	$59,395	$(17,541)	(30%)
Cost of Revenues	31,687	42,516	(10,829)	(25%)

Gross Margin	10,167	16,879	(6,712)	(40%)

Gross Margin Percentage	24%	28%

Six Months Ended:
Revenues	$77,038	$93,459	$(16,421)	(18%)
Cost of Revenues	60,255	64,134	(3,879)	(6%)

Gross Margin	16,783	29,325	(12,542)	(43%)

Gross Margin Percentage	22%	31%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.
Fine Chemicals. The Fine Chemicals gross margins declined significantly in the Fiscal 2011 second quarter and six-month period, each as compared to the prior fiscal year periods. Production volumes increased during the Fiscal 2011 second quarter. However, gross margin for final product that was sold in the Fiscal 2011 second quarter and six-month period continued to be negatively impacted by the use of intermediate materials that were produced in the Fiscal 2011 first quarter. The Fiscal 2011 first quarter included low production volumes with correspondingly high manufacturing overhead rates. Gross margins for the Fiscal 2011 second quarter were also affected by the implementation of process improvements, in particular related to a significant anti-viral product, most of which were completed late in the Fiscal 2011 second quarter. The favorable impact of these process improvements is not expected to be fully realized until the Fiscal 2011 fourth quarter.
Specialty Chemicals. Specialty Chemicals segment gross margin as a percentage of segment revenues for the Fiscal 2011 second quarter and six-month period declined eleven points and six points, respectively, each compared to the Fiscal 2010 periods. The primary reason for the declines in gross margin is the reduction in AP volume in the Fiscal 2011 periods and the corresponding effects of the volume decline on profits. These effects include increases in manufacturing cost per pound from reduced absorption of fixed manufacturing overhead.
Aerospace Equipment. The Aerospace Equipment segment gross margin percentage for the Fiscal 2011 second quarter and six-month period improved five points and four points, respectively, each compared to the Fiscal 2010 periods. The improvement in gross margin is primarily due to process improvement actions implemented for space propulsion systems contracts. As a result of these actions, cost increases experienced and investments required to keep programs on track in the Fiscal 2010 periods did not recur in the Fiscal 2011 periods.

OPERATING EXPENSES

	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,820	$11,444	$376	3%
Percentage of Revenues	28%	19%

Six Months Ended:
Operating Expenses	$23,243	$23,751	$(508)	(2%)
Percentage of Revenues	30%	25%
For our Fiscal 2011 six-month period, operating expenses decreased $508 to $23,243 from $23,751 for the prior fiscal year six-month period. The variances in operating expenses are primarily associated with corporate expenses. Efforts to improve corporate cost efficiency have resulted in cost reductions, primarily in the areas of professional services and travel, of $991 for the Fiscal 2011 six-month period. These savings were partially offset by increases in incentive compensation of $213 and increases in board of directors expenses of $275.
For our Fiscal 2011 second quarter, operating expenses increased $376 to $11,820 from $11,444 for the prior fiscal year second quarter. While corporate expenses have decreased on a year-to-date basis, corporate expenses increased for the Fiscal 2011 second quarter due to a change in timing of costs and services between the first and second quarters. Segment operating expenses were consistent between the Fiscal 2011 and Fiscal 2010 periods.
OTHER OPERATING GAINS
During our Fiscal 2011 second quarter and six-month period, our Fine Chemicals segment reported other operating gains of $1,592 and $2,929 that resulted from the resolution of gain contingencies. The total reported gain of $2,929 is comprised of the following two matters.
We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemical segment’s Rancho Cordova, California facility. During the six months ended March 31, 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.
Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are anticipated to be completed during the calendar year 2011. In connection with these projects, our Fine Chemicals held, and continues to hold, negotiations with the former owner of the facilities. During the six months ended March 31, 2011, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

SEGMENT OPERATING INCOME (LOSS)

	March 31,		Favorable	Percentage
	2011	2010	(Unfavorable)	Change

Three Months Ended:
Fine Chemicals	$(838)	$2,500	$(3,338)	NM
Specialty Chemicals	3,542	6,513	(2,971)	(46%)
Aerospace Equipment	1,407	25	1,382	5,528%
Other Businesses	(181)	69	(250)	NM

Segment Operating Income	3,930	9,107	(5,177)	(57%)
Corporate Expenses	(3,991)	(3,672)	(319)	(9%)

Operating Income (Loss)	$(61)	$5,435	$(5,496)	NM

Six Months Ended:
Fine Chemicals	$(4,471)	$1,760	$(6,231)	NM
Specialty Chemicals	7,099	12,344	(5,245)	(42%)
Aerospace Equipment	2,085	(337)	2,422	NM
Other Businesses	(502)	52	(554)	NM

Segment Operating Income	4,211	13,819	(9,608)	(70%)
Corporate Expenses	(7,742)	(8,245)	503	6%

Operating Income (Loss)	$(3,531)	$5,574	$(9,105)	NM

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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $88,100 and $49,700 as of March 31, 2011 and September 30, 2010, respectively. We anticipate order backlog as of March 31, 2011 to be substantially filled during the next twelve months.
Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $54,900 and $49,600 as of March 31, 2011 and $67,900 and $61,100 as of September 30, 2010, respectively. We anticipate the majority of funded backlog as of March 31, 2011 to be completed during the next twelve months, with any remainder to be completed in the fiscal year ending September 30, 2012.
Backlog is not a meaningful measure for our other business lines. While a substantial portion of our anticipated revenues for Fiscal 2011 is currently in our backlog, the timing of our customer product requirements should result in at least a majority of our expected annual revenues for Fiscal 2011 occurring in the second half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Six Months Ended March 31,			Percentage
	2011	2010	Change	Change

Cash Provided (Used) By:
Operating activities	$16,287	$14,594	$1,693	12%
Investing activities	(7,729)	(3,588)	(4,141)	115%
Financing activities	(904)	(89)	(815)	916%
Effect of changes in exchange rates on cash	58	(84)	142	NM

Net change in cash for period	$7,712	$10,833	$(3,121)	(29%)

NM=Not meaningful
Operating Cash Flows — Operating activities provided cash of $16,287 for the Fiscal 2011 six-month period compared to $14,594 for the prior fiscal year six-month period, an increase of $1,693.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to a decline in the cash profits provided by our operations.

•	An increase in cash provided by working capital accounts of $13,050, excluding the effects of interest and income taxes.

•	An increase in cash income taxes refunded of $1,501.

•	A decrease in cash interest payments of $285.

•	An increase in cash used for environmental remediation of $440.

•	An increase in cash used to fund pension obligations of $3,066.

•	Other decreases in cash provided by operating activities of $116.
Cash provided by working capital during the Fiscal 2011 six-month period increased primarily due to additional customer deposits that resulted from favorable contract terms, as well as collections of accounts receivable balances. These increases were offset partially by funding requirements for growth in inventory levels.
We consider the working capital changes to be routine and within the normal production cycle of our products. The production of most fine chemical products requires a length of time that exceeds one quarter. In addition, the timing of Aerospace Equipment segment revenues recognized under the percentage-of-completion method differs from the timing of the related billings to customers. Therefore, in any given quarter, accounts receivable, work-in-progress inventory or deferred revenues and customer deposits can increase or decrease significantly. We expect that our working capital may vary normally by as much as $10,000 from quarter to quarter.
The increase in cash income taxes refunded is a result of federal income tax carryback claims that were filed and collected in the Fiscal 2011 first quarter.
Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.
Investing Cash Flows — Capital expenditures of $7,729 for the Fiscal 2011 six-month period reflect an increase of $4,141 from capital expenditures of $3,588 in the Fiscal 2010 six-month period. The increase in capital expenditures relates to our Fine Chemicals segment, and in particular, to additional equipment to support a new three-year core product agreement for the supply of anti-viral products and facilities improvements to enhance quality compliance.
Financing Cash Flows — Cash used for financing activities for the Fiscal 2011 six-month period relates primarily to costs associated with the establishing our asset based lending facility in January 2011.

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2011, we had cash of $31,697. Our primary source of working capital is cash flows from operations. In addition, as of March 31, 2011, we had availability of approximately $17,253 under our asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. For further discussion of this facility, see below under the heading “ABL Credit Facility”. We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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

The ABL Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the ABL Credit Facility. The ABL Credit Facility contains certain negative covenants, subject to customary exceptions and exclusions, restricting and limiting our ability to, among other things:
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
The ABL Credit Facility also contains financial covenants which are only triggered by utilization of the ABL Credit Facility and borrowing availability not exceeding a designated threshold amount. If the financial covenants are triggered, then we would be subject to the following financial covenants:
•	Minimum EBITDA. We would be required to achieve a minimum level of EBITDA for the twelve month period then ended. This covenant may become applicable through September 30, 2011.
•
Fixed Charge Coverage Ratio. We would be required to maintain a minimum fixed charge coverage ratio on a rolling trailing 12 month basis of at least 1.10:1.00. This covenant may become applicable beginning with the 12 month period ending October 31, 2011 and through the remaining term of the ABL Credit Facility.

•	Maximum Capital Expenditures. The ABL Credit Facility limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.
The ABL Credit Facility also contains usual and customary events of default (in some cases, subject to certain threshold amounts and grace periods), including cross-default provisions that include the Senior Notes. If an event of default occurs and is continuing, we may be required to repay the obligations under the ABL Credit Facility prior to the ABL Credit Facility’s stated maturity and the related commitments may be terminated.
On March 31, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $17,253, and were not subject to compliance with the financial covenants.
Letters of Credit. As of March 31, 2011, we had $1,670 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us and payment of fees associated with the delivery of natural gas and power. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.
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
As of March 31, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $18,700 to approximately $42,600. This range represents a significant estimate and is based on the estimable elements of cost for engineering, design, and equipment and an estimated remaining operating life of the project through a range from the years 2019 to 2038. As of March 31, 2011, the accrued amount was $22,451, based on an estimated remaining life of the project through the year 2022, or the low end of the more likely range of the expected life of the project. Cost estimates for engineering, design and equipment are based on our preliminary assessments of the facility configuration. As we proceed with the more detailed engineering of the project, we have, and may in the future, become aware of elements of the preliminary facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding increases in costs. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. As of the date of this filing, we have identified several design change requirements which are under evaluation to determine a reasonable solution. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $16,517 and $19,606 as of March 31, 2011 and September 30, 2010, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010 (“Fiscal 2010”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2010.
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
As of March 31, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $18,700 to approximately $42,600. This range represents a significant estimate and is based on the estimable elements of cost for engineering, design, and equipment and an estimated remaining operating life of the project through a range from the years 2019 to 2038. As of March 31, 2011, the accrued amount was $22,451, based on an estimated remaining life of the project through the year 2022, or the low end of the more likely range of the expected life of the project. Cost estimates for engineering, design and equipment are based on our preliminary assessments of the facility configuration. As we proceed with the more detailed engineering of the project, we have, and may in the future, become aware of elements of the preliminary facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding increases in costs. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. As of the date of this filing, we have identified several design change requirements which are under evaluation to determine a reasonable solution. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of March 31, 2011, we had established reserves in connection with the AMPAC Henderson Site of approximately $22,451, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, as of the end of Fiscal 2009, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $13,700 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.
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

As of March 31, 2011, we had outstanding debt totaling $105,140, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
As of March 31, 2011, we had unfunded pension obligations, including the current and non-current portions, of $36,168. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. Other assumptions include the future rate of compensation increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control.

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

AMERICAN PACIFIC CORPORATION
Date: May 12, 2011	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1
Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674))

3.2
Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.3
Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.4
Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011)

3.5
American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011)

3.6
Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999)

3.7
Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999)

3.8
Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008)

3.9
Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010)

10.1
Credit Agreement, dated as of January 31, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 4, 2011)

10.2+
American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.

*	Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.