Form 10-Q
period 2011-06-30
AMERICAN PACIFIC CORP
filed 2011-08-12
CIK 350832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of July 29, 2011 was 7,559,591.

AMERICAN PACIFIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$51,917	$37,247	$128,955	$130,706
Cost of Revenues	40,376	28,920	100,631	93,054

Gross Profit	11,541	8,327	28,324	37,652
Operating Expenses	9,811	11,946	33,054	35,697
Environmental Remediation Charges	6,000	—	6,000	—
Other Operating Gains	—	—	2,929	—

Operating Income (Loss)	(4,270)	(3,619)	(7,801)	1,955
Interest Income and Other (Expense), Net	63	(291)	435	(559)
Interest Expense	2,642	2,671	7,927	8,102

Loss before Income Tax	(6,849)	(6,581)	(15,293)	(6,706)
Income Tax Benefit	(685)	(2,008)	(4,297)	(1,809)

Net Loss	$(6,164)	$(4,573)	$(10,996)	$(4,897)

Loss per Share:
Basic	$(0.82)	$(0.61)	$(1.46)	$(0.65)
Diluted	$(0.82)	$(0.61)	$(1.46)	$(0.65)

Weighted-Average Shares Outstanding:
Basic	7,525,000	7,491,000	7,514,000	7,489,000
Diluted	7,525,000	7,491,000	7,514,000	7,489,000
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, Dollars in Thousands, Except per Share Amounts)

	June 30,	September 30,
	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$23,773	$23,985
Accounts Receivable, Net	43,056	51,900
Inventories	43,727	36,126
Prepaid Expenses and Other Assets	5,272	1,542
Income Taxes Receivable	4,968	2,802
Deferred Income Taxes	10,672	10,672

Total Current Assets	131,468	127,027
Property, Plant and Equipment, Net	113,905	113,873
Intangible Assets, Net	684	1,420
Goodwill	3,101	2,933
Deferred Income Taxes	20,251	20,254
Other Assets	10,290	10,236

TOTAL ASSETS	$279,699	$275,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,199	$9,197
Accrued Liabilities	5,044	8,062
Accrued Interest	3,952	1,575
Employee Related Liabilities	7,216	6,472
Income Taxes Payable	239	193
Deferred Revenues and Customer Deposits	28,204	18,769
Current Portion of Environmental Remediation Reserves	13,137	8,694
Current Portion of Long-Term Debt	75	70

Total Current Liabilities	70,066	53,032
Long-Term Debt	105,049	105,102
Environmental Remediation Reserves	13,522	15,176
Pension Obligations	36,215	37,161
Other Long-Term Liabilities	1,632	1,615

Total Liabilities	226,484	212,086

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock — $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock — $0.10 par value; 20,000,000 shares authorized, 7,559,591 and 7,543,091 issued and outstanding	756	754
Capital in Excess of Par Value	73,405	73,091
Retained Earnings (Accumulated Deficit)	(4,276)	6,720
Accumulated Other Comprehensive Loss	(16,670)	(16,908)

Total Shareholders’ Equity	53,215	63,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,699	$275,743

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(10,996)	$(4,897)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	11,080	11,980
Non-cash interest expense	653	472
Share-based compensation	250	635
Deferred income taxes	(19)	136
Loss on sale of assets	5	12
Changes in operating assets and liabilities:
Accounts receivable, net	8,936	12,917
Inventories	(7,150)	711
Prepaid expenses and other current assets	(2,852)	(127)
Accounts payable	2,488	756
Income taxes	(2,115)	(1,125)
Accrued liabilities	(3,027)	(624)
Accrued interest	2,377	2,288
Employee related liabilities	729	(305)
Deferred revenues and customer deposits	9,425	539
Environmental remediation reserves	2,789	(1,528)
Pension obligations, net	(946)	1,451
Other	(856)	(280)

Net Cash Provided by Operating Activities	10,771	23,011

Cash Flows from Investing Activities:
Capital expenditures	(10,195)	(7,392)
Other investing activities	—	10

Net Cash Used by Investing Activities	(10,195)	(7,382)

Cash Flows from Financing Activities:

Payments of long-term debt	(52)	(5,048)
Debt issuance costs	(878)	—
Issuances of common stock	81	11

Net Cash Used by Financing Activities	(849)	(5,037)

Effect of Changes in Currency Exchange Rates on Cash	61	(112)

Net Change in Cash and Cash Equivalents	(212)	10,480
Cash and Cash Equivalents, Beginning of Period	23,985	21,681

Cash and Cash Equivalents, End of Period	$23,773	$32,161

Cash Paid (Received) For:
Interest	$4,897	$5,342
Income taxes	(2,181)	(501)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	1,114	1,525
Capital Leases Originated	—	98
See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited, Dollars in Thousands, Except per Share Amounts)
1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2010. The operating results for the three-month and nine-month periods ended June 30, 2011 and cash flows for the nine-month period ended June 30, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of June 30, 2011 to be approximately $104,738 based on level 2 data which was the trade date closest to June 30, 2011, which was March 23, 2011. We estimated the fair value of our fixed-rate long-term debt as of September 30, 2010 to be approximately $103,688 based on the trade date closest to that date, which was October 13, 2010.
Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Classified as cost of revenues
Depreciation	$3,341	$3,101	$9,887	$9,934
Classified as operating expenses
Depreciation	140	194	431	487
Amortization	188	509	762	1,559

Total	$3,669	$3,804	$11,080	$11,980

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $20,451 and $19,606 as of June 30, 2011 and September 30, 2010, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

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

2.	SHARE-BASED COMPENSATION (Continued)

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of June 30, 2011, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation 2008 Stock Incentive Plan, as amended and restated (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of June 30, 2011, there were 463,700 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

A summary of our outstanding and non-vested stock option and restricted stock activity for the nine months ended June 30, 2011 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2010	658,176	$8.32	248,895	$4.41	50,664	$8.34
Granted	—	—	—	—	—	—
Vested	—	—	(100,770)	4.51	(19,336)	8.70
Exercised	(16,500)	4.87	—	—	—	—
Expired / Cancelled	(19,700)	6.50	(299)	4.48	—	—

Balance, June 30, 2011	621,976	8.47	147,826	4.35	31,328	8.11

2.	SHARE-BASED COMPENSATION (Continued)

A summary of our exercisable stock options as of June 30, 2011 is as follows:

Number of vested stock options	474,150
Weighted-average exercise price per share	$8.47
Aggregate intrinsic value	$335
Weighted-average remaining contractual term in years	4.8
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

	Nine Months Ended
	June 30,
	2011	2010
Weighted-average grant date fair value per share of options granted	$—	$3.65
Significant fair value assumptions:
Expected term in years	—	6.00
Expected volatility	—	51.3%
Expected dividends	—	0.0%
Risk-free interest rates	—	2.3%
Total intrinsic value of options exercised	$20	$4
Aggregate cash received for option exercises	$81	$12
Compensation cost (included in operating expenses)
Stock options	$187	$435
Restricted stock	63	200

Total	250	635
Tax benefit recognized	47	143

Net compensation cost	$203	$492

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$109	$412
Restricted stock	$25	$122
Weighted-average years to be recognized
Stock options	0.9	1.4
Restricted stock	0.9	1.5
3.	SELECTED BALANCE SHEET DATA
Inventories. Inventories consist of the following:

	June 30,	September 30,
	2011	2010
Finished goods	$7,110	$2,977
Work-in-process	21,528	18,318
Raw materials and supplies	12,329	9,103
Deferred cost of revenues	1,670	5,728
Under(over) applied manufacturing overhead costs	1,090	—

Total	$43,727	$36,126

For our Specialty Chemicals segment, purchase price variances or volume or capacity cost variances associated with indirect manufacturing costs and that are planned and expected to be absorbed by goods produced through the end of our fiscal year are deferred at interim reporting dates as

3.	SELECTED BALANCE SHEET DATA (Continued)

under(over) applied manufacturing overhead costs. The effect of unplanned or unanticipated purchase price or volume variances are applied to goods produced in the period.

Intangible Assets. Intangible assets consist of the following:

	June 30,	September 30,
	2011	2010
Customer relationships	9,013	8,976
Less accumulated amortization	(8,329)	(7,556)

	684	1,420

Backlog	1,586	1,559
Less accumulated amortization	(1,586)	(1,559)

Total	$684	$1,420

Customer relationships are assets of our Fine Chemicals and Aerospace Equipment segments and are subject to amortization. Amortization expense was $188 and $341 for the three months ended June 30, 2011 and 2010, respectively, and $762 and $1,032, for the nine months ended June 30, 2011 and 2010, respectively. Backlog is an asset of our Aerospace Equipment segment and is subject to amortization. Amortization expense was zero and $168 for the three months ended June 30, 2011 and 2010, respectively, and zero and $527 for the nine months ended June 30, 2011 and 2010, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. Changes in the reported value for goodwill are a result of fluctuations in the underlying foreign currency translation rate.
4.	COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Loss	$(6,164)	$(4,573)	$(10,996)	$(4,897)
Other Comprehensive Income (Loss) - Foreign currency translation adjustment	94	(391)	238	(773)

Comprehensive Loss	$(6,070)	$(4,964)	$(10,758)	$(5,670)

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2011	2010

Cumulative currency translation adjustment	$(223)	$(461)
Unamortized benefit plan costs, net of tax of $10,964	(16,447)	(16,447)

Total	$(16,670)	$(16,908)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(6,164)	$(4,573)	$(10,996)	$(4,897)

Basic weighted-average shares	7,525,000	7,491,000	7,514,000	7,489,000

Diluted:
Weighted-average shares, basic	7,525,000	7,491,000	7,514,000	7,489,000
Dilutive effect of stock options	—	—	—	—

Weighted-average shares, diluted	7,525,000	7,491,000	7,514,000	7,489,000

Basic loss per share	$(0.82)	$(0.61)	$(1.46)	$(0.65)
Diluted loss per share	$(0.82)	$(0.61)	$(1.46)	$(0.65)
As of June 30, 2011 and 2010, we had an aggregate of 653,304 and 658,926 antidilutive options and unvested restricted shares outstanding, respectively.

6.	DEBT

Our outstanding debt balances consist of the following:

	June 30,	September 30,
	2011	2010

Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	124	172

Total Debt	105,124	105,172
Less Current Portion	(75)	(70)

Total Long-term Debt	$105,049	$105,102

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

6.	DEBT (Continued)

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
The ABL Credit Facility also contains financial covenants which are only triggered by utilization of the ABL Credit Facility and borrowing availability not exceeding a designated threshold amount. If the financial covenants are triggered, then we would be subject to the following financial covenants:
•	Minimum EBITDA. We would be required to achieve a minimum level of EBITDA for the twelve-month period then ended. This covenant may become applicable through September 30, 2011.

•	Fixed Charge Coverage Ratio. We would be required to maintain a minimum fixed charge coverage ratio on a rolling trailing twelve-month basis of at least 1.10:1.00. This covenant may become applicable beginning with the twelve-month period ending October 31, 2011 and through the remaining term of the ABL Credit Facility.

•	Maximum Capital Expenditures. The ABL Credit Facility limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.
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

On June 30, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $17,649, and were not subject to compliance with the financial covenants.

Letters of Credit. As of June 30, 2011, we had $561 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 parts per million, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. The Nevada Environmental Response Trust (“NERT”), which is the entity responsible for completing environmental remediation work at the Henderson location as a result of the 2010 settlement of the 2009 bankruptcy of KMCC’s successor, Tronox LLC, operates an above ground perchlorate groundwater remediation facility at their Henderson site. Tronox LLC is currently a tenant of NERT at the property.

Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. The technology that was chosen was in situ bioremediation (“ISB”). ISB reduces perchlorate in the groundwater by precise addition of an appropriate carbon source to the groundwater itself while it is still in the ground (as opposed to an above ground, ex situ process). This induces naturally occurring organisms in the groundwater to destroy the perchlorate among other oxygen containing compounds.

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

At the request of NDEP since 1997, and most recently in the summer of 2009, we have held discussions with NDEP to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight costs. Discussions regarding a formal agreement are currently inactive.

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

During Fiscal 2005 and the fiscal year ended September 30, 2006, we recorded aggregate charges for $26,000 representing our then estimates of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”).

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of above-ground ex situ bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing ISB treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained to date, which is largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the above-ground treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that the Expansion Project will be placed in service during the spring of 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rate of 450 gallons per minute for the new groundwater extraction wells (750 gallons per minute in the aggregate with existing wells), the life of the project could range from 5 to 18 years from the date that the Expansion Project is placed in service. Further, the data indicates that within that range, 7 to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated

7.	COMMITMENTS AND CONTINGENCIES (Continued)

O&M costs though 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that lead to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of June 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,800 to approximately $47,300. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2011, the accrued amount was $26,659, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the nine months ended June 30, 2011 is shown below:

Balance, September 30, 2010	$23,870
Additions or adjustments	6,000
Expenditures	(3,211)

Balance, June 30, 2011	$26,659

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

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Fine chemicals customer	25%	17%	17%	24%
Fine chemicals customer		11%
Fine chemicals customer		11%
Fine chemicals customer		13%
Specialty chemicals customer				12%
The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Fine Chemicals	$30,838	$19,951	$60,792	$63,128
Specialty Chemicals	10,931	8,168	30,800	35,057
Aerospace Equipment	10,105	8,647	35,929	27,140
Other Businesses	43	481	1,434	5,381

Total Revenues	$51,917	$37,247	$128,955	$130,706

Segment Operating Income (Loss):
Fine Chemicals	$(452)	$(2,458)	$(4,923)	$(698)
Specialty Chemicals	4,849	2,796	11,948	15,140
Aerospace Equipment	699	(120)	2,784	(457)
Other Businesses	(539)	(286)	(1,041)	(234)

Total Segment Operating Income (Loss)	4,557	(68)	8,768	13,751
Corporate Expenses	(2,827)	(3,551)	(10,569)	(11,796)
Environmental Remediation Charge	(6,000)	—	(6,000)	—

Operating Income (Loss)	$(4,270)	$(3,619)	$(7,801)	$1,955

Depreciation and Amortization:
Fine Chemicals	$3,114	$3,200	$9,391	$9,722
Specialty Chemicals	146	14	495	591
Aerospace Equipment	300	424	845	1,239
Other Businesses	4	4	13	12
Corporate	105	162	336	416

Total Depreciation and Amortization	$3,669	$3,804	$11,080	$11,980

9.	INCOME TAXES

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

As of both June 30, 2011 and September 30, 2010, our recorded liability for unrecognized tax benefits was $1,246, of which $386 would affect our effective tax rate if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2011. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2011.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011 and September 30, 2010, we had accrued $601 and $584, respectively, for the payment of tax-related interest and penalties. For the nine months ended June 30, 2011 and 2010, income tax benefit includes an expense of $16 and a benefit of $140, respectively, for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2002.

10.	DEFINED BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

10. DEFINED BENEFIT PLANS (Continued)
Net periodic pension cost consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Pension Plans:
Service Cost	$592	$397	$1,824	$1,647
Interest Cost	900	864	2,656	2,460
Expected Return on Plan Assets	(720)	(600)	(2,164)	(1,806)
Recognized Actuarial Losses	474	357	1,314	883
Amortization of Prior Service Costs	15	13	46	51

Net Periodic Pension Cost	$1,261	$1,031	$3,676	$3,235

Supplemental Executive Retirement Plan:
Service Cost	$81	$109	$243	$329
Interest Cost	89	94	267	281
Expected Return on Plan Assets	—	—	—	—
Recognized Actuarial Losses	—	—	—	—
Amortization of Prior Service Costs	105	105	315	315

Net Periodic Pension Cost	$275	$308	$825	$925

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees. We make matching contributions for Fine Chemicals segment employees and U.S. employees of our Aerospace Equipment segment. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment who were employed by us prior to June 30, 2010. Beginning July 1, 2010, for all eligible new U.S. employees we began making matching contributions.

Contributions and Benefit Payments. For the nine months ended June 30, 2011, we contributed $5,052 to the Pension Plans to fund benefit payments and anticipate making approximately $772 in additional contributions through September 30, 2011. For the nine months ended June 30, 2011, we contributed $396 to the SERP to fund benefit payments and anticipate making approximately $131 in additional contributions through September 30, 2011.

11.	GAIN CONTINGENCIES — OTHER OPERATING GAINS
We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the nine months ended June 30, 2011, our Fine Chemicals segment reported other operating gains of $2,929 that resulted from the resolution of gain contingencies. The total reported gain is comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the nine months ended June 30, 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are anticipated to be completed during the calendar year 2011. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the nine months ended June 30, 2011, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

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

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$49,143	$2,870	$(96)	$51,917
Cost of Revenues	—	38,358	2,114	(96)	40,376

Gross Profit	—	10,785	756	—	11,541
Operating Expenses, Net	—	9,348	463	—	9,811
Environmental Remediation Charges	—	6,000	—	—	6,000

Operating Income (Loss)	—	(4,563)	293	—	(4,270)
Interest and Other Income	2,633	58	5	(2,633)	63
Interest Expense	2,633	2,641	1	(2,633)	2,642

Income (Loss) Loss before Income Tax and Equity Account for Subsidiaries	—	(7,146)	297	—	(6,849)
Income Tax Benefit	—	(653)	(32)	—	(685)

Income (Loss) before Equity Account for Subsidiaries	—	(6,493)	329	—	(6,164)
Equity Account for Subsidiaries	(6,164)	329	—	5,835	—

Net Income (Loss)	$(6,164)	$(6,164)	$329	$5,835	$(6,164)

Condensed Consolidating Statement of Operations — Nine Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$121,194	$8,099	$(338)	$128,955
Cost of Revenues	—	95,394	5,575	(338)	100,631

Gross Profit	—	25,800	2,524	—	28,324
Operating Expenses, Net	—	30,705	2,349	—	33,054
Environmental Remediation Charges	—	6,000	—	—	6,000
Other Operating Gains	—	2,929	—	—	2,929

Operating Income (Loss)	—	(7,976)	175	—	(7,801)
Interest and Other Income	7,872	407	28	(7,872)	435
Interest Expense	7,872	7,923	4	(7,872)	7,927

Income (Loss) Loss before Income Tax and Equity Account for Subsidiaries	—	(15,492)	199	—	(15,293)
Income Tax Benefit	—	(4,329)	32	—	(4,297)

Income (Loss) before Equity Account for Subsidiaries	—	(11,163)	167	—	(10,996)
Equity Account for Subsidiaries	(10,996)	167	—	10,829	—

Net Income (Loss)	$(10,996)	$(10,996)	$167	$10,829	$(10,996)

12.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$35,076	$2,171	$—	$37,247
Cost of Revenues	—	27,571	1,349	—	28,920

Gross Profit	—	7,505	822	—	8,327
Operating Expenses	—	10,963	983	—	11,946

Operating Loss	—	(3,458)	(161)	—	(3,619)
Interest and Other Income	2,649	10	(301)	(2,649)	(291)
Interest Expense	2,649	2,669	2	(2,649)	2,671

Loss before Income Tax and Equity Account for Subsidiaries	—	(6,117)	(464)	—	(6,581)
Income Tax Benefit	—	(1,877)	(131)	—	(2,008)

Loss before Income Tax and Equity Account for Subsidiaries	—	(4,240)	(333)	—	(4,573)
Equity Account for Subsidiaries	(4,573)	(333)	—	4,906	—

Net Loss	$(4,573)	$(4,573)	$(333)	$4,906	$(4,573)

Condensed Consolidating Statement of Operations — Nine Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$123,452	$7,271	$(17)	$130,706
Cost of Revenues	—	87,942	5,129	(17)	93,054

Gross Profit	—	35,510	2,142	—	37,652
Operating Expenses	—	32,659	3,038	—	35,697

Operating Income (Loss)	—	2,851	(896)	—	1,955
Interest and Other Income	7,982	86	(582)	(8,045)	(559)
Interest Expense	7,982	8,097	68	(8,045)	8,102

Loss before Income Tax and Equity Account for Subsidiaries	—	(5,160)	(1,546)	—	(6,706)
Income Tax Benefit	—	(1,699)	(110)	—	(1,809)

Loss before Equity Account for Subsidiaries	—	(3,461)	(1,436)	—	(4,897)
Equity Account for Subsidiaries	(4,897)	(1,436)	—	6,333	—

Net Loss	$(4,897)	$(4,897)	$(1,436)	$6,333	$(4,897)

12.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet — June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$23,334	$439	$—	$23,773
Accounts Receivable, Net	—	37,921	5,953	(818)	43,056
Inventories	—	42,569	1,158	—	43,727
Prepaid Expenses and Other Assets	—	5,031	241	—	5,272
Income Taxes Receivable and Deferred Income Taxes	—	15,640	—	—	15,640

Total Current Assets	—	124,495	7,791	(818)	131,468
Property, Plant and Equipment, Net	—	111,669	2,236	—	113,905
Intangible Assets, Net	—	—	684	—	684
Goodwill	—	—	3,101	—	3,101
Deferred Income Taxes	—	20,207	44	—	20,251
Other Assets	—	9,618	672	—	10,290
Intercompany Advances	73,973	5,179	—	(79,152)	—
Investment in Subsidiaries, Net	84,242	5,221	—	(89,463)	—

Total Assets	$158,215	$276,389	$14,528	$(169,433)	$279,699

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$26,986	$2,482	$(818)	$28,650
Environmental Remediation Reserves	—	13,137	—	—	13,137
Deferred Revenues and Customer Deposits	—	26,619	1,585	—	28,204
Current Portion of Long-Term Debt	—	23	52	—	75
Intercompany Advances	—	73,973	5,179	(79,152)	—

Total Current Liabilities	—	140,738	9,298	(79,970)	70,066
Long-Term Debt	105,000	40	9	—	105,049
Environmental Remediation Reserves	—	13,522	—	—	13,522
Pension Obligations and Other Long-Term Liabilities	—	37,847	—	—	37,847

Total Liabilities	105,000	192,147	9,307	(79,970)	226,484
Total Shareholders’ Equity	53,215	84,242	5,221	(89,463)	53,215

Total Liabilities and Shareholders’ Equity	$158,215	$276,389	$14,528	$(169,433)	$279,699

Condensed Consolidating Statement of Cash Flows — Nine Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$—	$11,154	$(383)	$—	$10,771

Cash Flows from Investing Activities:
Capital expenditures	—	(9,717)	(478)	—	(10,195)

Net Cash Used in Investing Activities	—	(9,717)	(478)	—	(10,195)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(15)	(37)	—	(52)
Debt Issuance costs	(878)				(878)
Issuances of common stock	81
Intercompany advances, net	797	(1,079)	282	—	—

Net Cash Provided (Used) by Financing Activities	—	(1,094)	245	—	(849)

Effect of Changes in Currency Exchange Rates	—	—	61		61

Net Change in Cash and Cash Equivalents	—	343	(555)	—	(212)
Cash and Cash Equivalents, Beginning of Period	—	22,991	994	—	23,985

Cash and Cash Equivalents, End of Period	$—	$23,334	$439	$—	$23,773

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet — September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$22,991	$994	$—	$23,985
Accounts Receivable, Net	—	48,194	6,054	(2,348)	51,900
Inventories	—	34,968	1,158	—	36,126
Prepaid Expenses and Other Assets	—	1,249	293	—	1,542
Income Taxes Receivable and Deferred Income Taxes	—	13,474	—	—	13,474

Total Current Assets	—	120,876	8,499	(2,348)	127,027
Property, Plant and Equipment, Net	—	111,946	1,927	—	113,873
Intangible Assets, Net	—	537	883	—	1,420
Goodwill	—	—	2,933	—	2,933
Deferred Income Taxes	—	20,222	32	—	20,254
Other Assets	—	9,945	291	—	10,236
Intercompany Advances	91,545	4,896	—	(96,441)	—
Investment in Subsidiaries, Net	77,112	4,817	—	(81,929)	—

Total Assets	$168,657	$273,239	$14,565	$(180,718)	$275,743

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$23,931	$3,916	$(2,348)	$25,499
Environmental Remediation Reserves	—	8,694	—	—	8,694
Deferred Revenues and Customer Deposits	—	17,927	842	—	18,769
Current Portion of Long-Term Debt	—	21	49	—	70
Intercompany Advances	—	91,545	4,896	(96,441)	—

Total Current Liabilities	—	142,118	9,703	(98,789)	53,032
Long-Term Debt	105,000	57	45	—	105,102
Environmental Remediation Reserves	—	15,176	—	—	15,176
Pension Obligations and Other Long-Term Liabilities	—	38,776	—	—	38,776

Total Liabilities	105,000	196,127	9,748	(98,789)	212,086
Total Shareholders’ Equity	63,657	77,112	4,817	(81,929)	63,657

Total Liabilities and Shareholders’ Equity	$168,657	$273,239	$14,565	$(180,718)	$275,743

Condensed Consolidating Statement of Cash Flows — Nine Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$—	$24,775	$(1,764)	$—	$23,011

Cash Flows from Investing Activities:
Capital expenditures	—	(6,762)	(630)	—	(7,392)
Other investing activities	—	10	—	—	10

Net Cash Used in Investing Activities	—	(6,752)	(630)	—	(7,382)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(5,014)	(34)	—	(5,048)
Issuances of common stock	11	—	—	—	11
Intercompany advances, net	(11)	(1,412)	1,423	—	—

Net Cash Provided (Used) by Financing Activities	—	(6,426)	1,389	—	(5,037)

Effect of Changes in Currency Exchange Rates	—	—	(112)	—	(112)

Net Change in Cash and Cash Equivalents	—	11,597	(1,117)	—	10,480
Cash and Cash Equivalents, Beginning of Period	—	20,046	1,635	—	21,681

Cash and Cash Equivalents, End of Period	$—	$31,643	$518	$—	$32,161

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations and that existing circumstances will not materially affect our ability to meet future liquidity requirements, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding one of the significant factors that will affect comparisons of our consolidated gross margins in the future, our statement regarding the timing of improvements on production throughput and efficiencies on a significant core product of our Fine Chemicals segment, our expectations with respect to revenues from development products, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for calendar 2011, our belief regarding pharmaceutical controlled substances as an area of expansion for us, statements regarding the potential impact of future changes in critical accounting policies and accounting standards and judgments, estimates and assumptions relating thereto, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.
The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the third fiscal quarter and nine-month period of the year ending September 30, 2011 (“Fiscal 2011”) as compared to the third fiscal quarter and nine-month period of the year ended September 30, 2010 (“Fiscal 2010”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2010 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2010.

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
We are the only North American producer of ammonium perchlorate, or “AP,” which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made three strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leadership positions in growing markets. On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation, which became our Aerospace Equipment segment. Effective October 1, 2008, we further expanded our Aerospace Equipment segment with the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries (collectively “AMPAC ISP Holdings”). Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. AMPAC ISP Holdings designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. On November 30, 2005, we acquired GenCorp Inc.’s fine chemicals business, through our wholly-owned subsidiary Ampac Fine Chemicals LLC, which is now our Fine Chemicals segment. Our Fine Chemicals segment is a leading custom manufacturer of certain APIs and registered intermediates for pharmaceutical and biotechnology companies.
OUR BUSINESS SEGMENTS
Our operations comprise four reportable business segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Fine Chemicals	59%	54%	47%	48%

Specialty Chemicals:
Perchlorates	17%	18%	20%	23%
Sodium Azide	2%	1%	2%	1%
Halotron	2%	3%	2%	3%

Total Specialty Chemicals	21%	22%	24%	27%

Aerospace Equipment	20%	23%	28%	21%

Other Businesses:
Real Estate	0%*	0%*	0%*	0%*
Water Treatment Equipment	0%*	1%	1%	4%

Total Other Businesses	0%	1%	1%	4%

Total Revenues	100%	100%	100%	100%

*	less than 1%

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
RESULTS OF OPERATIONS
REVENUES

	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$30,838	$19,951	$10,887	55%
Specialty Chemicals	10,931	8,168	2,763	34%
Aerospace Equipment	10,105	8,647	1,458	17%
Other Businesses	43	481	(438)	(91%)

Total Revenues	$51,917	$37,247	$14,670	39%

Nine Months Ended:
Fine Chemicals	$60,792	$63,128	$(2,336)	(4%)
Specialty Chemicals	30,800	35,057	(4,257)	(12%)
Aerospace Equipment	35,929	27,140	8,789	32%
Other Businesses	1,434	5,381	(3,947)	(73%)

Total Revenues	$128,955	$130,706	$(1,751)	(1%)

Fine Chemicals. Fine Chemicals segment revenues increased substantially in the Fiscal 2011 third quarter as compared to the Fiscal 2010 third quarter reflecting increases in revenues from core products in each of our key therapeutic areas. In particular, revenues from anti-viral products increased 139% as we began substantial deliveries under a recently renewed three-year supply agreement for a key core product.

For the Fiscal 2011 nine-month period as compared to the Fiscal 2010 nine-month period, Fine Chemicals revenues declined slightly. The significant lag in anti-viral product revenues during the first six months of Fiscal 2011 is the primary contributor to the decline. The 58% decline in anti-viral product revenues for the Fiscal 2011 nine-month period was substantially offset by proportionate increases in revenues from our oncology and development products. The increase in oncology revenues is largely due to timing shifts from Fiscal 2010 into the Fiscal 2011 nine-month period, driven by customer inventory levels and production line availability. Revenues from development products continue to become an increasing component of Fine Chemicals segment revenues. Growth in this area has resulted from an intensified focus on core technologies and diversification of products and customers.
Specialty Chemicals. Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 82% and 87% of Specialty Chemicals segment revenues in the Fiscal 2011 and Fiscal 2010 nine-month periods, respectively. The variance in Specialty Chemicals segment revenues reflects the following factors:
•	A 60% increase in perchlorate volume and a 15% decrease in the related average price per pound for the Fiscal 2011 third quarter compared to the prior fiscal year third quarter.

•	A 12% decrease in perchlorate volume and a 6% decrease in the related average price per pound for the Fiscal 2011 nine-month period compared to the prior fiscal year nine-month period.

•	Sodium azide revenues increased by $489 for the Fiscal 2011 third quarter and $697 for the Fiscal 2011 nine-month period.

•	Halotron revenues decreased $101 for the Fiscal 2011 third quarter and increased $118 for the Fiscal 2011 nine-month period.
The decrease in total perchlorate volume for the Fiscal 2011 nine-month period is primarily due to limited demand for Grade I AP for usage on space programs. Tactical and strategic missile program demand continues to be stable and accounts for the largest component of Grade I AP volume in the Fiscal 2011 periods. The Ares program was the largest component of volume in the Fiscal 2010 periods. The decline in Grade I AP demand is offset by an increase in volume for our other perchlorate products, which was approximately 44% higher in the Fiscal 2011 nine-month period than in the comparable Fiscal 2010 period.
The increase in perchlorate volume for the Fiscal 2011 third quarter was due to a 131% increase in sales volume of our non-Grade I AP products.
The decrease in the average price per pound of perchlorates between the Fiscal 2011 and Fiscal 2010 periods reflects two offsetting factors.
•	Revenues from our other lower-value perchlorate products, such as sodium perchlorate and potassium perchlorate, accounted for a substantially greater percentage of all perchlorate product volume in the Fiscal 2011 periods. This has the effect of reducing the average unit price for perchlorates.

•	The decrease was partially offset by an increase in the average price per pound of Grade I AP which increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix, under which price and volume move inversely, and comparable catalog pricing.
Aerospace Equipment. Revenue growth of 17% and 32% for the Aerospace Equipment segment during the Fiscal 2011 third quarter and nine-month period, respectively, as compared to the prior fiscal year periods, was generated primarily by increases in revenues from space propulsion systems contracts from the segment’s U.S. operations, which continue to be successful in penetrating this market. Increases in revenues from in-space propulsion engines also contributed to the revenue growth in the Fiscal 2011 periods.

COST OF REVENUES AND GROSS MARGIN

	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change

Three Months Ended:
Revenues	$51,917	$37,247	$14,670	39%
Cost of Revenues	40,376	28,920	11,456	40%

Gross Margin	11,541	8,327	3,214	39%
Gross Margin Percentage	22%	22%

Nine Months Ended:
Revenues	$128,955	$130,706	$(1,751)	(1%)
Cost of Revenues	100,631	93,054	7,577	8%

Gross Margin	28,324	37,652	(9,328)	(25%)

Gross Margin Percentage	22%	29%
In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.
Fine Chemicals. The Fine Chemicals segment gross margin as a percentage of segment revenues declined twelve points for the Fiscal 2011 nine-month period as compared to the Fiscal 2010 nine-month period. Several factors have contributed to the decline in the gross margin percentage, including:
•	Customer pricing on a significant core product was based on targeted production throughput and efficiencies. These targets have not yet been achieved and as a consequence this product is incurring a loss and, because of its size, negatively affecting overall segment performance. We anticipate that it will take at least another quarter for this situation to improve.

•	During the first six months of Fiscal 2011, low capacity utilization resulted in reduced absorption of fixed manufacturing overhead costs and a corresponding reduction in gross margin. The low utilization was largely due to the lag in production of our core anti-viral product and downtime associated with facility maintenance and upgrades.
For the Fiscal 2011 third quarter, the Fine Chemicals segment gross margin as a percentage of segment revenues, for the Fiscal 2011 third quarter as compared to the Fiscal 2010 third quarter, improved by three points but has not yet reached targeted levels.
Specialty Chemicals. Specialty Chemicals segment gross margin as a percentage of segment revenues for the Fiscal 2011 third quarter and nine-month period, as compared to the corresponding Fiscal 2010 periods, declined one point and four points, respectively, each compared to the Fiscal 2010 periods. The primary reason for the declines in gross margin is the reduction in Grade I AP volume in the Fiscal 2011 periods and the corresponding effects of the volume decline on profits. These effects include increases in manufacturing cost per pound from reduced absorption of fixed manufacturing overhead.
Aerospace Equipment. The Aerospace Equipment segment gross margin percentage for the Fiscal 2011 nine-month period improved three points compared to the Fiscal 2010 nine-month period. The improvement in gross margin is primarily due to process improvement actions implemented for space propulsion systems contracts.

OPERATING EXPENSES

	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change

Three Months Ended:
Operating Expenses	$9,811	$11,946	$(2,135)	(18%)
Percentage of Revenues	19%	32%

Nine Months Ended:
Operating Expenses	$33,054	$35,697	$(2,643)	(7%)
Percentage of Revenues	26%	27%
For our Fiscal 2011 nine-month period, operating expenses decreased $2,643 to $33,054 from $35,697 for the prior fiscal year nine-month period as a result of our company-wide cost savings initiatives.
•	Corporate operating expenses were reduced by approximately $1,227. Cost reduction activities generated savings of approximately $1,700 which were offset somewhat by increases in board of directors and other strategic expenses.

•	Fine Chemicals segment operating expenses were reduced by approximately $513, reflecting property tax and insurance savings.

•	Specialty Chemicals segment operating-expense reductions of approximately $602 reflect lower personnel costs.

•	Aerospace Equipment segment operating expenses reflect an approximately $374 reduction in intangible amortization expense.
For our Fiscal 2011 third quarter, operating expenses decreased $2,135 to $9,811 from $11,946 for the prior fiscal year third quarter. The quarterly variance is largely due to the timing of the above-mentioned cost reductions.
ENVIRONMENTAL REMEDIATION CHARGES
Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we expanded the planned scope of our remediation efforts in Henderson, Nevada to include installation of additional groundwater extraction wells, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of above-ground ex situ bioremediation treatment equipment (the “Expansion Project”). Through June 2011, and in cooperation with the Nevada Division of Environmental Protection (“NDEP”), we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained to date, which is largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in operating and maintenance (“O&M”) cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the above-ground treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that the Expansion Project will be placed in service during the spring of 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.
Including this $6,000 increase in our accruals, our total estimated cost of the Henderson, Nevada remediation activities is $45,700, of which, approximately $19,000 was spent from September 2005 through June 2011. We anticipate that the project will take at least eight years to complete. See further discussion below under the heading “Environmental Remediation — AMPAC Henderson Site”.

OTHER OPERATING GAINS
During our Fiscal 2011 nine-month period, our Fine Chemicals segment reported other operating gains of $2,929 that resulted from the resolution of gain contingencies. The total reported gain is comprised of the following two matters.
We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the nine months ended June 30, 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.
Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are anticipated to be completed during the calendar year 2011. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the nine months ended June 30, 2011, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.
SEGMENT OPERATING INCOME (LOSS)

	June 30,		Favorable	Percentage
	2011	2010	(Unfavorable)	Change

Three Months Ended:
Fine Chemicals	$(452)	$(2,458)	$2,006	(82%)
Specialty Chemicals	4,849	2,796	2,053	73%
Aerospace Equipment	699	(120)	819	NM
Other Businesses	(539)	(286)	(253)	88%

Segment Operating Income	4,557	(68)	4,625	NM
Corporate Expenses	(2,827)	(3,551)	724	20%
Environmental Remediation Charges	(6,000)	—	(6,000)	100%

Operating Income (Loss)	$(4,270)	$(3,619)	$(651)	18%

Nine Months Ended:
Fine Chemicals	$(4,923)	$(698)	$(4,225)	605%
Specialty Chemicals	11,948	15,140	(3,192)	(21%)
Aerospace Equipment	2,784	(457)	3,241	NM
Other Businesses	(1,041)	(234)	(807)	345%

Segment Operating Income	8,768	13,751	(4,983)	(36%)
Corporate Expenses	(10,569)	(11,796)	1,227	(10%)
Environmental Remediation Charges	(6,000)	—	(6,000)	100%

Operating Income (Loss)	$(7,801)	$1,955	$(9,756)	NM

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
BACKLOG
Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $63,800 and $49,700 as of June 30, 2011 and September 30, 2010, respectively. We anticipate order backlog as of June 30, 2011 to be substantially filled during the next twelve months.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $52,700 and $50,800 as of June 30, 2011 and $67,900 and $61,100 as of September 30, 2010, respectively. We anticipate the majority of funded backlog as of June 30, 2011 to be completed during the next twelve months, with any remainder to be completed in the fiscal year ending September 30, 2012.
Backlog is not a meaningful measure for our other business lines.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

	Nine Months Ended June 30,			Percentage
	2011	2010	Change	Change

Cash Provided (Used) By:
Operating activities	$10,771	$23,011	$(12,240)	(53%)
Investing activities	(10,195)	(7,382)	(2,813)	38%
Financing activities	(849)	(5,037)	4,188	(83%)
Effect of changes in exchange rates on cash	61	(112)	173	NM

Net change in cash for period	$(212)	$10,480	$(10,692)	NM

NM=Not meaningful
Operating Cash Flows — Operating activities provided cash of $10,771 for the Fiscal 2011 nine-month period compared to $23,011 for the prior fiscal year nine-month period, a decrease of $12,240.
Significant components of the change in cash flow from operating activities include:
•	A decrease in cash due to a decline in the cash profits provided by our operations.

•	A decrease in cash provided by working capital accounts of $5,318, excluding the effects of interest and income taxes.

•	An increase in cash income taxes refunded of $1,680.

•	A decrease in cash interest payments of $445.

•	An increase in cash used for environmental remediation of $1,683.

•	An increase in cash used to fund pension obligations of $2,397.

•	Other decreases in cash provided by operating activities of $920.
Cash provided by working capital during the Fiscal 2011 nine-month period decreased due to additional working capital requirements for growth in inventory levels and Aerospace Equipment segment systems contracts.
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
The increase in cash used for environmental remediation relates to expenditures for the above-mentioned Expansion Project.
Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.
Investing Cash Flows — Capital expenditures of $10,195 for the Fiscal 2011 nine-month period reflect an increase of $2,803 from capital expenditures of $7,392 in the Fiscal 2010 nine-month period. The increase in capital expenditures relates to our Fine Chemicals segment, and in particular, to additional equipment to support a new three-year core product agreement for the supply of anti-viral products and facilities improvements to enhance quality compliance.
Financing Cash Flows — Cash used for financing activities for the Fiscal 2011 nine-month period relates primarily to costs associated with the establishing of our asset based lending facility in January 2011. Cash used for financing activities for the Fiscal 2010 nine-month period relates to our repurchase and cancellation of $5,000 in principal amount of our 9.0% Senior Notes (described below).
LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2011, we had cash of $23,773. Our primary source of working capital is cash flows from operations. In addition, as of June 30, 2011, we had availability of approximately $17,649 under our asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. For further discussion of this facility, see below under the heading “ABL Credit Facility”. We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.
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
In contemplating the adequacy of our liquidity and available capital, we consider factors such as:
•	current results of operations, cash flows and backlog;

•	anticipated changes in operating trends, including anticipated changes in revenues and margins;

•	cash requirements related to our debt agreements and pension plans; and

•	cash requirements related to our remediation activities, including amounts that we expect to spend through spring 2012 for the capital component of the remediation expansion project and amounts we expect to spend annually thereafter for operating and maintenance. See further discussion under the heading “Environmental Remediation — AMPAC Henderson Site” below.

We do not currently anticipate that the factors noted above will have material effects on our ability to meet our future liquidity requirements. We anticipate funding the capital component of the remediation expansion project with cash on hand or equipment financing. We continue to believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis.
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
The ABL Credit Facility also contains financial covenants which are only triggered by utilization of the ABL Credit Facility and borrowing availability not exceeding a designated threshold amount. If the financial covenants are triggered, then we would be subject to the following financial covenants:
•	Minimum EBITDA. We would be required to achieve a minimum level of EBITDA for the twelve-month period then ended. This covenant may become applicable through September 30, 2011.

•	Fixed Charge Coverage Ratio. We would be required to maintain a minimum fixed charge coverage ratio on a rolling trailing twelve-month basis of at least 1.10:1.00. This covenant may become applicable beginning with the twelve-month period ending October 31, 2011 and through the remaining term of the ABL Credit Facility.

•	Maximum Capital Expenditures. The ABL Credit Facility limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.
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
On June 30, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $17,649, and were not subject to compliance with the financial covenants.
Letters of Credit. As of June 30, 2011, we had $561 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 are not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.
Benefit obligations are measured annually as of September 30. As of September 30, 2010, the Pension Plans had an unfunded benefit obligation of $30,005. For Fiscal 2010, we made contributions to the Pension Plans in the amount of $3,300. We anticipate making Pension Plan contributions in the amount of $5,824 during Fiscal 2011. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2010 would increase our minimum funding obligations for Fiscal 2011 by approximately $200.
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
ENVIRONMENTAL REMEDIATION — AMPAC HENDERSON SITE. During the fiscal years ended September 30, 2005 and 2006, we recorded aggregate charges for $26,000 representing our then estimates of the probable costs of our remediation efforts at our former perchlorate chemicals manufacturing facility in Henderson, Nevada (the “AMPAC Henderson Site”), including the costs for capital equipment and on-going “O&M”.
Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The Expansion Project consists of installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of above-ground ex situ bioremediation treatment equipment that will enhance, and in some cases replace, primary components of the existing in situ bioremediation treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.
Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained to date, which is largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the above-ground treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that the Expansion Project will be placed in service during the spring of 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.
The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rate of 450 gallons per minute for the new groundwater extraction wells (750 gallons per minute in the aggregate with existing wells), the life of the project could range from 5 to 18 years from the date that the Expansion Project is placed in service. Further, the data indicates that within that range, 7 to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs though 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that lead to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.
The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.
In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits require us to return the land to its original condition at the end of the permit period. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.
As of June 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,800 to approximately $47,300. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2011, the accrued amount was $26,659, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $20,451 and $19,606 as of June 30, 2011 and September 30, 2010, respectively.
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
When measuring deferred tax assets, we assess whether a valuation allowance should be established by evaluating both positive and negative factors. This evaluation requires that we exercise judgment in determining the relative significance of each factor. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of valuation allowance requirements, if any, involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies. We rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets. We weigh both positive and negative evidence in determining whether it is more likely than not that a valuation allowance is required.
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
For our U.S. tax jurisdictions, negative evidence includes, but is not limited to, our reported book losses before income taxes in recent periods. In contemplating this evidence we have taken into consideration that a significant portion of such losses occur from environmental remediation charges. Significant positive evidence includes, but is not limited to, our historical longer-term trend of profitable operations, our forecast of future taxable income, the very long term nature of our significant deferred tax assets which are primarily associated with inventory, pension and remediation deductions, the lack of significant net operating loss carryforwards, and the lack of reliance on success in implementing tax planning strategies, utilization of short carry-back periods or appreciated asset values. Further, we do not have a history of tax credits expiring unused. For foreign tax jurisdictions, the most compelling negative evidence is a history of unprofitable operations. Accordingly, we have fully reserved our foreign deferred tax assets.
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

In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS (Dollars in Thousands)
This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010 (“Fiscal 2010”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended December 31, 2010 and March 31, 2011.
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
Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2010, our Specialty Chemicals segment generated approximately 29% of consolidated revenues, primarily sales of Grade I AP, and our Aerospace Equipment segment generated approximately 5% of consolidated revenues, each from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space

Shuttle program. Consequently, with the recent retirement of the Space Shuttle fleet, the long-term demand for Grade I AP may be driven by the timing of the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, and potentially elsewhere, and the number of space exploration launches. Accordingly, demand for AP remains subject to potential changes in space exploration program direction and budgetary restrictions, which may result in changes in next-generation space exploration vehicles and the timing associated with their development. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.
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
Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site,” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of above-ground ex situ bioremediation treatment equipment (the “Expansion Project”). We currently anticipate that the Expansion Project will be placed into service during the spring of 2012.
Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and the fiscal year ended September 30, 2006, we recorded aggregate charges for $26,000 representing our then estimates of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”). Following the receipt of new data regarding groundwater movement late in Fiscal 2009, we added the Expansion Project to the planned scope of our remediation operations. As a result, we increased our accruals by approximately $13,700.
Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained to date, which is largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the above-ground treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. As noted above, we currently anticipate that the Expansion Project will be placed in service during the spring of 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.
As of June 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,800 to approximately $47,300. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2011, the accrued amount was $26,659, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.
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
As of June 30, 2011, we had established reserves in connection with the AMPAC Henderson Site of approximately $26,659, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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
Key raw materials used in our operations include sodium chlorate, graphite, ammonia, sodium metal, nitrous oxide, HCFC-123, and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies and components needed in our manufacturing processes are available. In addition, as a U.S. government contractor or subcontractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous government and/or customer specifications. If a supplier provides to us raw materials or other supplies or components that are deficient or defective or if a supplier fails to provide to us such materials, supplies or components in a timely manner or at all, we may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping or in fact drop low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries and/or delivery timelines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than we have with our regular suppliers. We are further impacted by the cost of raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has a significant impact on the cost of operating our Specialty Chemicals segment facility.
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

From time to time we have entered into employment or similar agreements with our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so or to do so in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for energetic chemistries and projects that require high containment. Our future growth and profitability in part depends upon the knowledge and efforts of our highly skilled employees, including their ability to keep pace with technological changes in the fine chemicals, specialty chemicals and aerospace equipment industries, as applicable. We compete vigorously with various other firms to recruit these highly skilled employees. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to attract and retain these highly skilled and experienced employees.
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

As of June 30, 2011, we had outstanding debt totaling $105,124, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:
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
As of June 30, 2011, we had unfunded pension obligations, including the current and non-current portions, of $36,742. Pension obligations, periodic pension expense, and funding requirements are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. Other assumptions include the future rate of compensation increases and retirement age, mortality and turnover. Some of these assumptions, such as the discount rate and return on plan assets, are largely outside of our control.

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
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION — None.
ITEM 6. EXHIBITS — See attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION
Date: August 12, 2011	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NO. DOCUMENT DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674))

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196))

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011)

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011)

3.6	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999)

3.7	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999)

3.8	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008)

3.9	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

*	Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.