Form 10-K
period 2011-09-30
AMERICAN PACIFIC CORP
filed 2011-12-20
CIK 350832

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

☐   Yes     ☒   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $41.8 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of common stock, $.10 par value per share, outstanding as of November 30, 2011, was 7,559,591.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2011, are incorporated by reference into Part III of this report.

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

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, unless the context otherwise makes clear the direct and indirect subsidiaries and divisions of American Pacific Corporation. References to “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2006,” and “Fiscal 2005” correspond to each of the related fiscal years in the period ended/ending September 30.

Item 1. Business (Dollars in Thousands)

OUR COMPANY

American Pacific Corporation is a leading custom manufacturer of fine chemicals, specialty chemicals and propulsion products within its focused markets. We supply active pharmaceutical ingredients and registered intermediates to the pharmaceutical industry. For the aerospace and defense industry we provide specialty chemicals used in solid rocket motors for space launch and military missiles. We also design and manufacture liquid propulsion systems, valves and structures for space and missile defense applications. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

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

Industry / Market	Products	Business Segments	Size (as a % of Fiscal 2011 Revenues)

Pharmaceuticals	— Active Pharmaceutical Ingredients — Registered Intermediates — Sodium Azide	— Fine Chemicals — Specialty Chemicals (Sodium Azide)	45%

Aerospace & Defense	— Perchlorates — Satellite Thrusters — Propulsion Systems — Aerospace Valves — Launch Vehicle Structures	— Specialty Chemicals (Perchlorates) — Aerospace Equipment	51%

Fire Suppression	— Halotron I — Halotron II	— Specialty Chemicals (Halotron)	2%

Water Treatment	— On-site Hypochlorite Generation Systems	— Other Businesses (PEPCON Systems)	2%

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

OUR BUSINESS SEGMENTS

Our operations comprise four reportable business segments: (i) Fine Chemicals, (ii) Specialty Chemicals, (iii) Aerospace Equipment and (iv) Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2011	2010	2009

Fine Chemicals	43%	40%	48%

Specialty Chemicals:
Perchlorates	28%	32%	28%
Sodium azide	2%	1%	2%
Halotron	2%	2%	2%

Total specialty chemicals	32%	35%	32%

Aerospace Equipment	23%	21%	17%

Other Businesses:
Real estate	0%*	0%*	0%*
Water treatment equipment	2%	4%	3%

Total other businesses	2%	4%	3%

Total revenues	100%	100%	100%

*	less than 1%

Please see Note 10 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information for our segments and financial information about geographic areas for the past three fiscal years.

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

We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, and performing energetic chemistries at commercial scale, and we also have the ability to produce substances controlled by the U.S. Drug Enforcement Administration (“DEA”). We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed, or “SMB,” technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”) together constitute one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and specially engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs. In addition, our Rancho Cordova, California facility is both US-based and located within a secured industrial complex providing us with certain advantages for the commercial scale production of controlled substances. We have invested in the equipment and infrastructure necessary to manufacture these materials at commercial scale. We currently hold a researcher’s license for Schedule II – V controlled substances and are in the process of obtaining a manufacturing license from the Drug Enforcement Agency (DEA) for the production of these materials at commercial scale.

We have established long-term, sole-source and limited-source contracts with our customers. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier, including the following:

—	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier on several of our fine chemicals products.

—	Regulatory Approval. Applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete.

—	Significant Financial Costs. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities around the world.

We believe the pharmaceutical industry provides us with an opportunity for long-term growth. The pharmaceutical markets are being driven by strong demand for products that use our core technologies, including HIV-related drugs and oncology drugs, most of which are expected to use energetic and high-potency compounds. Since a large percentage of new drugs is anticipated to be based on chirally pure material, we believe our investment in SMB technology may be a strong competitive advantage for us in the future. In addition, we believe that there is a continuing trend toward more outsourcing by the pharmaceutical industry, especially for pharmaceutical ingredients that require specialized equipment or technologies, such as SMB or high-containment manufacturing. AFC’s pipeline of development products presently continues to grow, reflecting this trend. Development products are research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Prior to Fiscal 2010, revenues from development products were approximately 5% of Fine Chemicals segment revenues. By Fiscal 2011, revenues from development products have increased to more than 20% of segment revenues. Typically, development product activities are the source for future core products.

SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of perchlorates, which include several grades of ammonium perchlorate, sodium perchlorate and potassium perchlorate. Sales of perchlorates represented 89% of the segment’s revenues for Fiscal 2011. In addition, we produce and sell sodium azide, a chemical primarily used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

We have supplied rocket-grade AP for use in space and defense programs for over 50 years and we have been the only rocket-grade AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation (“KMCC”). Demand for AP is currently driven by rockets and missiles used in national defense programs that are powered by solid propellant. Also, a significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP.

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

AEROSPACE EQUIPMENT. Our Aerospace Equipment segment is a major U.S. and European manufacturer of monopropellant and bipropellant liquid propulsion thrusters, valves, structures and propulsion systems. These components are used on commercial satellites, launch vehicles, targets, interceptors and deep space probes.

Both our U.S. and European locations design, develop, qualify and manufacture products for the space industry with each location having specific core strengths that are used in a synergetic manner to benefit the whole segment.

Our Aerospace Equipment segment is expected to grow modestly over the next several years as a result of our customer relationships, industry relationships, competitive drive and focus on technologies that can benefit our customers.

OTHER BUSINESSES. Our Other Businesses segment contains our water treatment equipment division and real estate activities. Our water treatment equipment business markets, designs, and manufactures electrochemical On Site Hypochlorite Generation, or “OSHG” systems. These systems are used in the disinfection of drinking water, control of noxious odors, and the treatment of seawater to prevent the growth of marine organisms in cooling systems. We supply our equipment to municipal, industrial and offshore customers. Our real estate activities are not material.

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

Fine Chemicals. Through our Fine Chemicals segment acquisition, we have been involved in the development and manufacture of APIs and registered intermediates for over 20 years and have developed long-term customer relationships with several of the world’s largest pharmaceutical and biotechnology companies. We have distinctive competencies in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. Our pharmaceutical and biotechnology customers are dependent on the APIs and registered intermediates we produce for the efficacy of their drugs. Our customers’ commitment, in most cases, to use us as the sole or limited-source supplier of these ingredients demonstrates their trust in our ability to continually deliver high quality products on a timely basis while maintaining compliance with FDA and other regulatory requirements.

We have invested significant resources in our facilities and technology base and we are one of the few companies in the world with the capability to use energetic chemistry on a commercial scale under cGMP. We are also a world leader in the use of SMB technology for performing chiral separations and purifications, and manufacturing products that require high containment. In addition, we have recently invested in equipment and related infrastructure needed to manufacture controlled substances and are in the process of obtaining a manufacturing license from the DEA for the production of these materials at commercial scale. Manufacturing APIs and registered intermediates requires unique experience in chemistry and engineering as well as compliance with various regulatory requirements. For many of our products, few other manufacturers have the technological capability, experience or facilities to supply a competing product. Also, the regulatory approval process for our customers generally requires the manufacturer of specific chemicals to be named. In these cases, switching contractors usually requires additional regulatory approvals for our customers, which can be a lengthy and expensive process. Further, our unique facilities enable our expansion into controlled substance chemicals for pharmaceutical products.

Specialty Chemicals. We have been manufacturing AP for over 50 years and have been the only North American supplier of AP since 1998. AP is a key component of solid propellant rockets, booster motors and missiles that are utilized in U.S. Department of Defense (“DOD”) tactical and strategic missile programs, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and space exploration programs for the National Aeronautics and Space Administration (“NASA”). There is currently no domestic alternative to these solid rocket motors. As a result, we believe that the U.S. government views us as a strategic national asset. Based on the current size of the AP market, the rigorous and time-consuming requirements to qualify as an AP supplier for government or commercial launch vehicles and the high capital requirements for building an AP manufacturing facility, we believe building a competing facility in North America is not a viable option for a potential competitor.

Aerospace Equipment. The Aerospace Equipment segment market has high barriers to entry that include investments in capital equipment, qualified designs, quality systems, critical suppliers and long term relationships that provide the customers the confidence that the products we produce will not fail in space. In addition to these entry barriers, we have developed over the years products that lead the industry in providing the best value to our customers.

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

MANUFACTURING EXCELLENCE. We believe that our manufacturing facilities, together with our chemistry and engineering know-how, for each of our core business segments provide us with a significant competitive advantage.

Fine Chemicals. Our Fine Chemicals segment facilities are operated in compliance with FDA and international cGMP standards. Our highly skilled team of experienced chemists, engineers, operators and other professionals provides assurance of supply of high quality products to our customers. Significant investments in new equipment and infrastructure since the acquisition of AFC have enhanced our manufacturing capability, efficiency and capacity. Most recently, we have added the capability to manufacture controlled substances to our capabilities and are in the process of obtaining a manufacturing license from the DEA for the production of these materials at commercial scale. We believe the combination of our highly skilled workforce and our unique technology platforms has led to our advanced technological position within our targeted markets and positions us to capitalize on the expected industry growth within our fine chemicals core competencies.

Specialty Chemicals. Our AP manufacturing facility, which utilizes our proprietary technology and is ISO 9001, ISO 14000 and ISO 18000 certified, is the only one of its kind in North America. Its construction financing was supported in 1988 by the U.S. government due to the strategic importance of AP to the U.S. government’s access to space and for military applications. We believe building a competing facility in North America is not a viable business option for a potential competitor.

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

LONG-TERM CONTRACTS. Our revenues are primarily derived from multi-year contracts with major defense and aerospace contractors and large pharmaceutical and biotechnology companies. Within the Specialty Chemicals segment, we generate revenues from contracts that require our customers to purchase all of their AP requirements from us, subject to certain exceptions. In addition, our ATK contract provides for higher unit prices at lower volumes and contains annual price increases. Our Fine Chemicals segment generates a substantial portion of its sales from contracts related to existing ethical drug products that are FDA-approved and commercially available. Some of our contracts within the Fine Chemicals segment also have take-or-pay terms or required minimum purchase volumes, which guarantees a minimum revenue amount under those contracts.

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

Fine Chemicals. We are focused on building upon our core competencies in segments of the pharmaceutical market that are expected to generate sustained long-term growth. We believe this strategy will provide us growth opportunities from our existing customers as well as select new customers. We continue to pursue opportunities that require the technologies in which we have a competitive advantage or expertise. We also continue to pursue new technologies and capabilities that add to or otherwise enhance our competitive position. We work very closely with customers in developing ingredients for drugs in the clinical phases of development. We believe that being involved with a drug during its development allows us to introduce our technology into the manufacturing process as well as generate revenue prior to commercialization of the end product. We are currently working with customers on a number of products that are in various stages of pre-commercial development. We continue to focus our business development efforts on increasing the number of new business opportunities in our pipeline that fit our core competencies and technology offerings. We also work closely with customers in further developing drugs post-commercialization. These projects can help solidify our position in the supply chain for a drug, especially when we can introduce one of our core technologies. We are also exploring areas adjacent to our traditional focus, such as controlled substances, biocatalysis and drugs that address bioterrorist threats.

Specialty Chemicals. We intend to maintain our established leadership in AP production through a continued focus on existing programs, as well as on the award of new programs utilizing AP. Several DOD and NASA programs that would utilize solid rocket propellants are under consideration. Examples of potential opportunities include refurbishment of defense missile systems through programs such as the Trident-D5 propulsion replacement program, increased defense and commercial satellite launch activity and the long-term development of the new Heavy Lift Vehicle which is a major part of NASA’s new Space Launch System (“SLS”). SLS will become the primary system for space exploration by the U.S. We believe we are well positioned to benefit from programs using solid rocket propellant, due to our status as the only producer of AP in North America.

Aerospace Equipment. We intend to grow our market by continuing to provide the best value to our customers for space products. This can be accomplished by implementing continuous improvement product strategies and/or advanced technologies that improve market share. In some circumstances, we believe our vertical integration can provide our customers with a competitive product while providing us with enhanced manufacturing control. Additional growth in market share is targeted from the introduction of new products, such as thrusters, which are currently under development. Additional improvements in our market share may come from penetration of emerging markets that have the fiscal ability and desire to be a country or group of countries investing in space for the good of their people.

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

INVEST IN GROWTH OPPORTUNITIES. We plan to selectively pursue expansion opportunities, thereby capitalizing on the expected growth within our core competencies. We intend to selectively invest growth capital in areas that that complement our existing product lines and technologies, particularly within our Fine Chemicals and Aerospace Equipment segments. We believe this strategy enables us to capitalize on growth opportunities within our markets, gain manufacturing economies of scale, broaden our customer and product bases, and access complementary technologies. When evaluating capital investment opportunities, we focus on projects that are either supported by long-term contracts, improve our profitability under existing contracts through increased efficiency, or exhibit technology or intellectual property market advantages.

We actively search for opportunities to apply our core competencies and technologies to develop new revenue generating activities. In addition to our internal research and product development activities and our strong relationships with our customers, we maintain collaborative research relationships with some of the leading science and engineering universities in the U.S.

OUR FINE CHEMICALS SEGMENT

AFC is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. AFC generates nearly all of its sales from manufacturing chemical compounds that are proprietary to its customers. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies. Most of the products AFC sells are proprietary to our customers and used in existing drugs that are FDA approved and commercially available. AFC is a pharmaceutical fine chemicals manufacturer that operates in compliance with the FDA’s current Good Manufacturing Practices or “cGMP”. AFC has distinctive competencies in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale. We have recently expanded our technology offerings to include commercial scale production of Schedule II to V controlled substances in our high security facilities in Rancho Cordova, California.

In April 2010, we acquired a multi-purpose chemical manufacturing facility in La Porte, Texas for approximately $1,200 including other direct costs. The facility, which was completed in 2001, specializes in the production of registered intermediates and APIs. The facility was idled in early 2010 prior to our acquisition of the facility. We continue to evaluate options related to when and to what extent this facility will be returned to operations. Activity associated with this facility is included in our Fine Chemicals segment.

Energetic and Specialty Processes. Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase in HIV-related drugs. For Fiscal 2011, approximately 37% of AFC sales were derived from products that involved energetic and other specialty processes. Specialty processes includes technically challenging processes, primarily the manufacture of chemical compounds referred to as nucleosides and nucleotides.

High Containment. Chemical compounds that require specialized high containment facilities and handling expertise are a growing segment of the pharmaceutical fine chemicals industry. The manufacture of high potency, highly toxic and cytotoxic chemical compounds requires high-containment manufacturing facilities and a high degree of expertise to ensure safe and reliable production. AFC has the expertise and experience to design processes and facilities to minimize and control potential exposure. High potency and cytotoxic APIs and registered intermediates are used to make many commercial oncology drugs. In addition, we believe there are a large number of oncology drugs in the drug development pipeline that are made with high potency or cytotoxic APIs and registered intermediates.

There is currently limited competition in the market for manufacturing chemical compounds that require high containment, in particular at high volumes, as it requires highly-engineered facilities and a high level of expertise to safely and effectively manufacture these chemicals at commercial scale. Entry into this market also requires a significant capital investment for specialized facilities and personnel if the market entrant does not already have access to such facilities and expertise. For Fiscal 2011, approximately 29% of AFC sales were derived from sales of high potency and cytotoxic compounds.

Simulated Moving Bed. Many chemicals used in the pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance and side effects. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities. If they are found to be different and especially if one is found to cause harmful side effects, then to obtain the FDA approval the FDA may require that the desired enantiomer be chirally pure (i.e., separated from its counterpart). Several techniques are available to achieve this chiral purity. The desired single enantiomer can be isolated from the other one by techniques such as chromatography or it can be produced by more conventional means (e.g., chemical reactions) such as chemical resolution and asymmetric synthesis.

SMB chromatography is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. SMB has been successfully used and approved by the FDA for the preparation of chirally-pure drugs. SMB technology allows the separation of two enantiomers with high purity and in high yield. In many cases, the use of SMB technology results in a reduction and a simplification of the synthesis resulting in an economic gain. Other uses of SMB technology for the preparation of pharmaceutical ingredients include the purification of a mixture of chemicals. The primary application in this area is the purification of naturally-derived chemical compounds. We have also extended the use of SMB for the removal of “troublesome impurities” and for the recovery of desired product from various side streams thus increasing the recovery of the desired product (concept trademarked by AFC as SMB Mining). For Fiscal 2011, approximately 31% of AFC sales were derived from products that rely on SMB technology.

Controlled Substance Manufacturing. Controlled substances are a class of compounds that are controlled by the DEA under federal statutes and are classified as Schedule I—V compounds. Manufacturers of controlled substances must hold valid DEA registrations, meet strict security and operating standards to produce these materials with a high level of material accountability, and comply with the Controlled Substances Act. Our high security facilities in Rancho Cordova, California offer us a unique advantage in providing many of the controls required for handling of these compounds. We have completed additional facility modifications required for producing Schedule II controlled substances, the facility has been successfully inspected by the DEA as a pre-requisite for the issuance of a Schedule II—V manufacturing license and we expect to receive the license in Fiscal 2012.

The manufacture of controlled substances for U.S. consumption is highly controlled and limited to only a handful of U.S. manufacturers. Under the Controlled Substances Import and Export Act, it is unlawful to import into the United States from any place outside thereof any controlled substance in Schedule I or II, or any narcotic, except in any case in which the U.S. Attorney General finds that competition among domestic manufacturers of the controlled substance is inadequate. Consequently, foreign competition for the supply of controlled substances is limited. In addition, AFC’s expertise and experience in producing drugs that require high containment and energetic chemistry expertise, in particular at high volumes, provides an additional competitive advantage.

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

In November 2010, AFC and Gilead Sciences, Inc. (“Gilead”) entered into a new three-year manufacturing supply agreement for a chemical compound referred to as “Tenofovir DF,” an active pharmaceutical ingredient in the drugs VIREAD®, TRUVADA®, and ATRIPLA™. Under the terms of the agreement, Gilead is obligated to purchase minimum quantities of bulk Tenofovir DF from our Fine Chemicals segment through 2013, subject to certain terms within the agreement. For Fiscal 2011, revenues from Gilead exceeded 10% of our consolidated revenues.

Competition. The global pharmaceutical fine chemicals industry is highly fragmented. Domestic and foreign competition is comprised of numerous participants, both large and small, with no single competitor holding a dominant share of the market. Pharmaceutical fine chemicals manufacturers generally compete based on their breadth of technology base, research and development and chemical expertise, flexibility and scheduling of manufacturing capabilities, safety record, regulatory compliance history and price.

To compete successfully in the pharmaceutical fine chemicals manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products on a timely basis and at competitive prices. Maintaining compliance with various regulatory requirements, such as cGMP, is also a differentiator. We believe manufacturers must also augment their capabilities with a complete line of complementary services, including process development/engineering and process improvement (from initial synthesis of a new drug candidate through market launch and into commercialization). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.

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

Many large pharmaceutical and biotechnology companies have internal manufacturing capabilities that act as the first layer of competition for custom manufacturers like AFC. When a pharmaceutical or biotechnology company outsources a product, it typically selects from a relatively small number of companies, particularly for projects that involve hazardous materials, specialty chemistries or unique production equipment. AFC’s primary competitors vary in size and capabilities, and are mainly located in the United States or Western Europe. The table below lists AFC’s current primary competitors by each of AFC’s current technology niches.

High Containment	Energetic and Specialty Processes	Simulated Moving Bed

SAFC (1)	Group Novasep SAS	Group Novasep SAS
Helsinn (2)	OmniChem (3)	SAFC (1)
Cambrex Corp.	Orgomol (4)	Diacel Chemical
OmniChem (3)		Industries, Ltd.

(1)	the fine chemicals division of Sigma-Aldrich Corporation
(2)	the chemicals operations division of Helsinn Group
(3)	a component of the pharmaceuticals division of Ajinomoto Company
(4)	a subsidiary of BASF

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

We expect Grade I AP demand in Fiscal 2012 to be approximately the same as Fiscal 2011. The mix of applications and specifications of the product, however, will be much different. In Fiscal 2012, we expect the return of development motors for the NASA Heavy Lift Vehicle which is part of the new Space Launch System or “SLS”. Over the longer term, we expect annual demand for Grade I AP to be within the range of 2.5 million to 5 million pounds based on NASA and DOD production programs. We believe that AP demand for DOD programs will be stable over the next several years. NASA demand for space-related programs may vary depending on congressional and NASA decisions regarding the direction of the space program.

In February 2010, the Obama administration released its fiscal year 2011 budget which included the proposed cancellation of NASA’s Constellation space exploration program. During Fiscal 2011 there was much activity within Congress and NASA to provide a direction forward for NASA’s space exploration program. The resolution at present is the new SLS that will be the primary system for space exploration in the U.S. One major aspect of the SLS is the Heavy launch Vehicle (“HLV”). The current baseline configuration of the HLV uses two large solid rocket boosters, similar to, but larger than, the retired Space Shuttle. Hence, this will demand the use of AP. During the development phase of approximately four years, the demand should be modest at one to two million pounds per year. In the launch phase after development, the demand for AP from HLV should be more significant. While there is the potential to shift to liquid boosters in the future, once the new solid rocket boosters are developed we believe there will be no advantage to switching to a different technology.

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

Customers and Markets. Prospective purchasers of Grade I AP consist principally of rocket motor manufacturers in programs of the DOD and NASA. The specialized nature of the activities of these contractors restricts competitive entry by others. Therefore, there are relatively few potential customers for Grade I AP, and individual Grade I AP customers account for a significant portion of our revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors.

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

Aerojet-General Corporation (“Aerojet”) is also a significant AP customer. For Fiscal 2011, revenues from Aerojet exceeded 10% of our consolidated revenues.

Manufacturing Capacity and Process. Production of AP at our manufacturing facility in Iron County, Utah commenced in July 1989. This facility, as currently configured, is capable of producing 30 million pounds of perchlorate chemicals annually. Grade I AP produced at the facility and propellants incorporating such AP have been qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Titan, Minuteman, Multiple Launch Rocket System, and the Delta, Pegasus, Atlas and Ares programs.

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

Competition. Upon consummation of the acquisition of certain assets and rights of KMCC in 1998, we became the sole North American commercial producer of perchlorate chemicals. We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan, Brazil, and possibly China and Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers are not approved as AP suppliers for DOD or NASA programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly DOD or NASA program qualification processes, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers, constitute significant hurdles to entry for prospective competitors.

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

Competition. The primary competing product to Halotron I is FE36™ manufactured by DuPont. It is a hydrofluorocarbon-based (HFC-based) product that is sold in portable fire extinguishers through one major OEM. There remains a small recycled halon 1211 market that competes with Halotron I. The other principal competing product to Halotron I in the conventional agent category (not clean agents) is an ABC dry chemical (mono ammonium phosphate) which is the highest volume product component in portable fire extinguishers and is offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor; however, it is much less effective. Another competing product is Novec™ 1230 from 3M™ Company which has a limited market share of the total flooding market but is not currently used broadly in UL-listed portable fire extinguishers.

Clean agents compete based primarily on performance characteristics (including fire rating and throw range), toxicity, and price. The environmental and human health effects that are evaluated include ozone depletion potential, global warming potential and toxicity.

OUR AEROSPACE EQUIPMENT SEGMENT

Effective October 1, 2008, our Aerospace Equipment segment completed the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries for a cash purchase price, including direct expenses and net of cash acquired, of $6,725. The business has two locations, Dublin, Ireland and Cheltenham, U.K. Combined with our existing in-space propulsion operations in Westcott, U.K., these operations constitute AMPAC ISP Europe.

Customers and Market. Our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “ISP”) are a leading supplier of propulsion products to the commercial and government satellite and launch vehicle markets. ISP strives to develop products to meet our customers’ needs in the future. These needs can vary from high performance high cost items to lower performance inexpensive products. Some customers order thrusters and some order complete systems. Our customer base is primarily U.S. based, with a growing group of customers in Europe and Japan. This customer list has expanded over the last several years as ISP has penetrated new product markets and increased, both organically and through acquisition, its participation in existing product markets.

AMPAC ISP Europe designs, develops and manufactures high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market. These products are used on various satellites and spacecraft, as well as on the Ariane 5 launch vehicle.

Competition. The U.S. suppliers for monopropellant and bipropellant thrusters is highly concentrated with ISP and Aerojet being the prime competitors for commercial, civil and defense customers in the

U.S. Foreign suppliers of in-space propulsion thrusters are not significant competitors in the U.S. The foreign competitors provide a significant amount of competition for European opportunities. The primary competitors are EADS Astrium (formerly DASA), Rafael in Israel, IHI in Japan and smaller competitors in Eastern Europe. The large installed capital base and the long-standing operating history of ISP provide a significant barrier to entry into this market. Our European valve product line enjoys a sole source position for values that are designed and manufactured in Europe, a characteristic that is desired by our European customers. There is significant competition outside Europe with slightly different value designs. Our structures product line, which supplies launch vehicle parts to the Ariane 5 launch vehicle, is a niche market with the qualification program providing a barrier to entry.

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

OUR OTHER BUSINESSES SEGMENT

WATER TREATMENT EQUIPMENT. PEPCON Systems, an operating division of the Company, is a leading manufacturer and supplier of On-Site Hypochlorite Generation systems. We design, manufacture and service equipment used to purify water or air in municipal, industrial and power generation applications. The systems are marketed under the ChlorMaster™ and Odormaster™ names. Sodium hypochlorite is used by: (i) power plants, desalination plants, chemical plants and on-shore/off-shore crude oil facilities for the control of marine growth in seawater used in cooling water circuits; (ii) municipalities and sewage plants for the disinfection of drinking water, effluent and waste water; and (iii) composting plants for the deodorizing of malodorous compounds in contaminated air.

Our technology to produce sodium hypochlorite on site involves a proprietary bi-polar electrochemical cell which uses brine or seawater and electricity to produce sodium hypochlorite. For drinking water applications, these cells can be supplied with a certification from the National Sanitation Foundation.

Our systems are marketed domestically and internationally through a combination of direct sales and independent sales representatives and licensees. We also market our business through advertising and attendance at key industry trade shows.

PEPCON Systems competes with companies that utilize other technologies and those that utilize technologies similar to ours. Some of these companies are substantially larger and more diversified. Our success depends principally on our ability to be cost competitive and, at the same time, to provide a quality product. A significant portion of our water treatment equipment sales are derived from opportunities in the Middle East and Asia.

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

FDA AND SIMILAR REGULATORY AGENCIES. AFC produces pharmaceutical chemicals in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as the FDA, the EMEA, and Japan’s PMDA. AFC’s regulatory status is maintained via comprehensive quality systems in compliance with FDA requirements set forth in the U.S. Code of Federal Regulations (21 CFR Parts 210 and 211). Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. The cGMP guidelines cover a broad range of quality systems, including manufacturing activities, quality assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be validated and their use documented.

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

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. At the time, the EPA stated that its intention was to publish a proposed regulation and analyses for public review and comment within 24 months, and, if a regulation is adopted, to promulgate a final regulation within 18 months after publication of its proposal. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Kerr-McGee Chemical Corporation, or KMCC also operated a perchlorate production facility in Henderson, Nevada (the “KMCC Site”) from 1967 to 1998. In addition, between 1956 and 1967, American Potash operated a perchlorate production facility and, for many years prior to 1956, other entities also manufactured perchlorate chemicals at the KMCC Site. As a result of a longer production history in Henderson, KMCC and its predecessor operations manufactured significantly greater amounts of perchlorate over time than we did at the AMPAC Henderson Site.

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

Notwithstanding these facts, and at the direction of NDEP and the U.S. EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In 2002, we conducted a pilot test and in Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

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

During Fiscal 2005 and Fiscal 2006, we recorded aggregate charges for $26,000 representing our then estimates of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”).

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that the Expansion Project will be placed in service during Fiscal 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

As of September 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,200 to approximately $47,200. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2011, the accrued amount was $26,173, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

OTHER MATTERS

BACKLOG. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $50,900 and $49,700 as of September 30, 2011 and 2010, respectively. We anticipate order backlog as of September 30, 2011 to be substantially filled during Fiscal 2012.

Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $46,800 and $9,000 as of September 30, 2011 and 2010, respectively. We anticipate order backlog as of September 30, 2011 to be substantially filled during Fiscal 2012. Specialty Chemicals product orders are typically characterized by individually large orders which occur less frequently during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter. Specialty Chemicals segment backlog as of September 30, 2011 is atypically high relative to its annual sales volume.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $58,400 and $48,700, respectively, as of September 30, 2011, compared to total backlog and funded backlog of $67,900 and $61,100, respectively, as of September 30, 2010. We anticipate the majority of funded backlog as of September 30, 2011 to be completed during Fiscal 2012, with any remainder to be completed in the fiscal year ending September 30, 2013.

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

GOVERNMENT CONTRACTS SUBJECT TO TERMINATION. U.S. government contracts are dependent on the continuing availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers in our Specialty Chemicals and Aerospace Equipment segments are mainly U.S. government contractors subject to this yearly congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. In addition, to the extent we are acting as a subcontractor to U.S. government contractors, we are subject to the risk that the U.S. government may terminate its contracts with its contractors either for its convenience or in the event of a default by the applicable contractor. Furthermore, since our significant customers are U.S. government contractors, they may cease purchasing our products if their contracts are terminated, which may have a material adverse effect on our operating results, financial condition or cash flow.

INSURANCE. We maintain liability and property insurance coverage at amounts that management believes are sufficient to meet our anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of, our insurance.

EMPLOYEES. At September 30, 2011, we employed approximately 653 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.

At September 30, 2011, approximately 150 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2013.

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

Item 1A. Risk Factors (Dollars in Thousands)

Our business, financial condition and operating results can be affected by a number of factors, including those described below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock or other securities. In addition to the other information contained in this annual report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

We depend on a limited number of customers for most of our sales in our Specialty Chemicals, Aerospace Equipment and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse effect on our financial position, results of operations and cash flows.

Most of the perchlorate chemicals we produce, which accounted for 89% of our total revenues in the Specialty Chemicals segment for Fiscal 2011 and approximately 28% of our consolidated total revenues for Fiscal 2011, are purchased by two customers. Should our relationship with one or more of our major Specialty Chemicals or Aerospace Equipment customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals or Aerospace Equipment customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals or Aerospace Equipment customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 17% of our consolidated revenue and the top four customers of AFC accounted for approximately 86% of its revenues, and 37% of our consolidated revenues, in Fiscal 2011. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in Fiscal 2010, Fine Chemicals segment revenues declined as compared to Fiscal 2009, in part due to reductions in orders from certain primary customers for our core products. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or “FDA”, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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

Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2011, our Specialty Chemicals segment generated approximately 24% of consolidated revenues, primarily sales of Grade I AP, and our Aerospace Equipment segment generated approximately 6% of consolidated revenues, each from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, with the recent retirement of the Space Shuttle fleet, the long-term demand for Grade I AP may be driven by the timing of the development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, and potentially elsewhere, and the number of space exploration launches. Accordingly, demand for AP remains subject to potential changes in space exploration program direction and budgetary restrictions, which may result in changes in next-generation space exploration vehicles and the timing associated with their development. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

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

Review of Perchlorate Toxicity by the EPA. Currently, perchlorate is on the EPA’s Contaminant Candidate List 3. In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. At the time, the EPA stated that its intention was to publish a proposed regulation and analyses for public review and comment within 24 months, and, if a regulation is adopted, to promulgate a final regulation within 18 months after publication of its proposal. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below. However, the outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. It is possible that federal and, potentially, one or more state or local regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site,” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”). We currently anticipate that the Expansion Project will be placed into service during Fiscal 2012.

Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and Fiscal 2006, we recorded aggregate charges for $26,000 representing our then estimates of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”). Following the receipt of new data regarding groundwater movement late in Fiscal 2009, we added the Expansion Project to the planned scope of our remediation operations. As a result, we increased our accruals by approximately $13,700.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. As noted above, we currently anticipate that the Expansion Project will be placed in service during Fiscal 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

As of September 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,200 to approximately $47,200. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2011, the accrued amount was $26,173, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of September 30, 2011, we had established reserves in connection with the AMPAC Henderson Site of approximately $26,173, which we believe to be sufficient to cover our estimated environmental liabilities for that site as of such time. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may, from time to time, exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. Certain key raw materials are obtained from sources from outside the U.S., including the People’s Republic of China. Factors that can cause delays in the arrival of raw materials include weather or other natural events, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.

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

As of September 30, 2011, AFC had approximately 150 employees that were covered by collective bargaining or similar agreements. We consider our relationships with our unionized employees to be satisfactory. In July 2010, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2013. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.

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

As of September 30, 2011, we had outstanding debt totaling $105,103, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

—	make it more difficult for us to satisfy any other outstanding debt obligations;

—	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, developing our real estate assets and other general corporate purposes;

—	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

—	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

—	limit our ability to borrow additional funds; or

—	increase our vulnerability to general adverse economic and industry conditions.

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

We are obligated to comply with various ongoing covenants in our debt, including in certain cases financial covenants, that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt. Our outstanding debt generally contains various restrictive covenants. These covenants include provisions restricting our ability to, among other things:

—	incur additional debt;

—	pay dividends or make other restricted payments;

—	create liens on assets to secure debt;

—	incur dividend or other payment restrictions with regard to restricted subsidiaries;

—	transfer or sell assets;

—	enter into transactions with affiliates;

—	enter into sale and leaseback transactions;

—	create an unrestricted subsidiary;

—	enter into certain business activities; or

—	effect a consolidation, merger or sale of all or substantially all of our assets.

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

Significant changes in discount rates, rates of return on pension assets and other factors could affect our estimates of pension obligations, which in turn could affect future funding requirements, related costs and our future financial condition, results of operations and cash flows.

As of September 30, 2011, we had unfunded pension obligations, including the current and non-current portions, of $44,390. The cost of our defined benefit pension plans is recognized through operations over extended periods of time and involves many uncertainties during those periods of time. Our funding policy for our U.S. tax-qualified defined benefit pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Changes in these and related factors can affect our estimates of pension obligations. Additionally, significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.

We have unfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $36,448 on a projected benefit obligation basis as of September 30, 2011. Declines in the value of plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.

Our suspended stockholder rights plan, Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium on their common stock.

We have a stockholder rights plan that, although currently suspended, may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

—	a classified board of directors;

—	the ability of our board of directors to designate the terms of and issue new series of preferred stock;

—	advance notice requirements for nominations for election to our board of directors; and

—	special voting requirements for the amendment, in certain cases, of our Restated Certificate of Incorporation, as amended, and our Amended and Restated By-laws.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, our charter provisions, Delaware law and the stockholder rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our common stock price may fluctuate substantially, and a stockholder’s investment could decline in value.

The market price of our common stock has been highly volatile during the past several years. For example, during the 12 months ended September 30, 2011, the highest closing sale price for our common stock was $8.54 and the lowest closing sale price for our common stock was $4.38. The realization of any of the risks described in these Risk Factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Moreover, the market price of our common stock may fluctuate substantially due to many factors, including:

—	actual or anticipated fluctuations in our results of operations;

—	events or concerns related to our products or operations or those of our competitors, including public health, environmental and safety concerns related to products and operations;

—	material public announcements by us or our competitors;

—	changes in government regulations or policies, such as new legislation, laws or regulatory decisions that are adverse to us and/or our products;

—	changes in key members of management;

—	developments in our industries;

—	changes in investors’ acceptable levels of risk;

—	trading volume of our common stock; and

—	general economic conditions.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information regarding our properties at September 30, 2011 (dollars in thousands):

Location		Principal Use	Approximate Area or Floor Space	Status	Approximate Annual Rent

(a)	Iron County, UT	Specialty Chemicals and Water Treatment Equipment Manufacturing Facilities	258 Acres	Owned	N/A
(b)	Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$0
(c)	La Porte, TX	Fine Chemicals Manufacturing Facility	5 Acres	Owned	N/A
(d)	Niagara Falls, NY	Aerospace Equipment Manufacturing Facility	81,425 sq. ft.	Leased	$147
(e)	Chatsworth, CA	Aerospace Equipment Offices	3,495 sq. ft.	Leased	$107
(f)	Dublin, Ireland	Aerospace Equipment Manufacturing	13,600 sq. ft.	Leased	$173
(f)	Westcott, Buckinghamshire, UK	Aerospace Equipment Manufacturing Facility	40 Acres	Leased	$225
(f)	Cheltenham, Gloucestershire, UK	Aerospace Equipment Manufacturing	4,112 sq. ft.	Leased	$32
(g)	Las Vegas, NV	Executive Offices	22,531 sq.ft.	Leased	$972
(h)	Henderson, NV	Groundwater Remediation Site	1.75 Acres	Owned	N/A

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate, sodium azide and Halotron products and water treatment equipment. Presently, this facility has significant remaining capacity. We own approximately 5000 acres of land that is utilized and adjacent to our Utah facilities. The acreage indicated in the chart represents land currently utilized by our manufacturing facilities.
(b)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility has adequate remaining capacity.
(c)	This facility is currently idle and will be used for the expansion of fine chemical manufacturing.
(d)	This facility is used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, this facility has adequate capacity available to support its operations and expand, as may be required, through the addition of multiple labor shifts.
(e)	These offices are used for certain Aerospace Equipment segment business development and engineering personnel.
(f)	These facilities are used for the design, manufacture and test of our Aerospace Equipment segment products. Presently, these facilities have adequate remaining capacity.
(g)	These offices are used for our corporate office functions.
(h)	This facility is used for the groundwater remediation activities of the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK LISTING. Our common stock trades on the Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ended September 30:

	2011		2010
	High	Low	High	Low

First Quarter	$6.30	$4.36	$9.15	$6.32
Second Quarter	6.28	5.73	8.17	5.70
Third Quarter	8.16	5.81	7.38	5.02
Fourth Quarter	9.97	6.50	5.66	3.84

At November 30, 2011, there were approximately 723 stockholders of record of our common stock. The closing price of our common stock on November 30, 2011 was $8.04.

DIVIDENDS, UNREGISTERED SALES OF STOCK AND STOCK REPURCHASES. No dividends were declared during Fiscal 2011 and Fiscal 2010. Our ability to pay dividends is subject to restrictions, as set forth in the discussion of our “Long-Term Debt and Credit Facilities” under the heading “Liquidity and Capital Resources” in Item 7 of this report. During the fiscal year ended September 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. During the quarter ended September 30, 2011, we did not repurchase any shares of our common stock.

TRANSFER AGENT. Our stock transfer agent is American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, New York, 11219, (800) 937-5449.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. See Part III, Item 12 of this annual report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)

The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the fiscal years ended September 30, 2011 (“Fiscal 2011”), September 30, 2010 (“Fiscal 2010”) and September 30, 2009 (“Fiscal 2009”). The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this annual report on Form 10-K. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can”, “could”, “may”, “should”, “will”, “would”, “expect”, “anticipate”, “believe”, “estimate”, “future”, “forecast”, “intend” or the negative of these terms or other similar words or expressions. Moreover, statements that speculate about future events are forward-looking statements such as with respect to the fiscal year ending September 30, 2012 (“Fiscal 2012”). These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless as otherwise required by law, to update or revise any forward-looking statements in order to reflect new information, events or circumstances that may arise after the date of this annual report on Form 10-K.

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

OUR BUSINESS SEGMENTS

Our operations comprise four reportable business segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the years ended September 30:

	2011	2010	2009

Fine Chemicals	43%	40%	48%

Specialty Chemicals:
Perchlorates	28%	32%	28%
Sodium azide	2%	1%	2%
Halotron	2%	2%	2%

Total specialty chemicals	32%	35%	32%

Aerospace Equipment	23%	21%	17%

Other Businesses:
Real estate	0%*	0%*	0%*
Water treatment equipment	2%	4%	3%

Total other businesses	2%	4%	3%

Total revenues	100%	100%	100%

*	less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The products we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. In addition, our Rancho Cordova, California facility is both U.S.-based and located within a secured industrial complex providing us with certain advantages for the commercial scale production of controlled substances. We believe that this will be an area of expansion for us and we have invested in facilities that meet the requirements of the Drug Enforcement Agency.

We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment and performing energetic chemistries at commercial scale. We have invested significant resources in our facilities and technology base. We believe we are the U.S. leader in performing chiral separations using commercial-scale simulated moving bed, or “SMB,” technology and own and operate two large-scale SMB machines, both of which are among the largest in the world operating under cGMP. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs and registered intermediates that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and specially engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.

We have established long-term, sole-source and limited-source contracts with our customers, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier, including the following:

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

We have supplied AP for use in space and defense programs for over 50 years and we have been the only AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation. Demand for AP is currently driven by rockets and missiles used in national defense programs that are powered by solid propellant. Also, a significant number of existing and planned space launch vehicles use solid propellant and thus depend, in part, upon our AP.

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

Our Aerospace Equipment segment is a major U.S. and European manufacturer of monopropellant and bipropellant liquid propulsion thrusters, valves, structures and propulsion systems. These components are used on commercial satellites, launch vehicles, targets, interceptors and deep space probes.

Both our U.S. and European locations design, develop, qualify and manufacture products for the space industry with each location having specific core strengths that are used in a synergetic manner to benefit the whole segment.

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

RESULTS OF OPERATIONS

REVENUES

	Year Ended September 30,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09

Fine Chemicals	$89,497	$69,632	$95,484	29%	(27%)
Specialty Chemicals	66,905	62,611	62,210	7%	1%
Aerospace Equipment	48,941	37,608	33,488	30%	12%
Other Businesses	4,312	6,341	5,966	(32%)	6%

Total Revenues	$209,655	$176,192	$197,148	19%	(11%)

Fine Chemicals. Fine Chemicals segment revenues increased 29% in Fiscal 2011 compared to Fiscal 2010. Revenues from oncology and central nervous systems (“CNS”) products increased 118% and 49%, respectively. We experienced a gap in production for our most significant anti-viral product that impacted the later part of Fiscal 2010 and the early part of Fiscal 2011. Since both fiscal periods were affected, anti-viral product revenues were consistent between Fiscal 2011 and Fiscal 2010. Sales of this anti-viral product, under a renewed three-year supply agreement, began in the Fiscal 2011 third quarter. The increase in oncology revenues is largely due to timing shifts from Fiscal 2010 into Fiscal 2011, driven by customer inventory levels and production line availability. The increase in CNS revenue is largely due to one customer’s timing of its product demand. Revenues from development products continue to become an increasing component of Fine Chemicals segment revenues, exceeding 20% of Fine Chemicals segment revenues in Fiscal 2011. Growth in this area has resulted from an intensified focus on core technologies and diversification of products and customers. Development product revenues include revenues from research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Typically, development product activities are the source for future core products. The products categorized as development products are used by our customers primarily for drugs with indications in anti-viral, CNS, oncology and pain management. Revenues in this category also include the milling of cytotoxic materials, a capability we added in Fiscal 2010.

For Fiscal 2010, the decrease in Fine Chemicals segment revenues, compared to the prior fiscal year, primarily reflects declines in core product revenues from anti-viral products of 37%, CNS products of 44%, and oncology products of 14%. Anti-viral product revenues declined in Fiscal 2010, as compared to Fiscal 2009, as a result of an approximately 38% reduction in volume for the anti-viral product that was our largest core product in Fiscal 2009. The volume decline for this product is due to the timing of completing the development of a new manufacturing process. The decrease in CNS product revenues resulted from a customer advising us in May 2010 that they were deferring additional orders until calendar year 2011. The decrease in oncology product revenues is primarily attributable to using certain manufacturing capacity for development products. Certain of these development products are APIs used to make drugs with oncology indications. Fiscal 2010 revenues from development products increased 130% as compared to Fiscal 2009.

Fine Chemicals segment revenues are anticipated to increase by at least 15% in Fiscal 2012. The anticipated increase is supported by expected growth in revenues from our most significant anti-viral product as we enter into the first full year of production for this product under the renewed three year supply agreement.

More generally, the pharmaceutical markets are being driven by strong demand for products that use our core technologies, including HIV-related drugs and oncology drugs, most of which are expected to use energetic and high-potency compounds. Since a large percentage of new drugs is anticipated to be based on chirally pure material, we believe our investment in SMB technology may be a strong competitive advantage for us in the future. We believe there is a continuing trend toward more outsourcing by the pharmaceutical industry, especially for pharmaceutical ingredients that require specialized equipment or technologies, such as SMB or high-containment manufacturing. AFC’s pipeline of development products continues to grow, reflecting this trend. As mentioned above, revenues from development products have increased significantly over the last several fiscal years. In addition, we have recently expanded our technology offerings to include commercial scale production of Schedule II to V controlled substances in our high security facilities in Rancho Cordova, California. We believe that this will be an area of expansion for us.

Specialty Chemicals. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 89%, 90%, and 88% of Specialty Chemicals revenues in Fiscal 2011, 2010 and 2009, respectively. The year over year variances in Specialty Chemicals revenues reflect the following factors:

—	An 18% decrease in perchlorate volume offset by a 28% increase in the related average price per pound for Fiscal 2011.

—	A 17% decrease in perchlorate volume offset by a 24% increase in the related average price per pound for Fiscal 2010.

—	Sodium azide revenues increased 23% in Fiscal 2011 and decreased 24% in Fiscal 2010, each compared to the prior fiscal year.

—	Halotron revenues increased 19% in Fiscal 2011 and decreased 1% in Fiscal 2010, each compared to the prior fiscal year.

The decrease in total perchlorate volume for Fiscal 2011 is primarily due to limited demand for Grade I AP for usage on space programs. Tactical and strategic missile program demand continues to be stable and accounts for the largest component of Grade I AP volume in Fiscal 2011. The Ares program was the largest component of volume in Fiscal 2010. The decline in Grade I AP demand is offset by an increase in volume for our other perchlorate products, which was approximately 22% higher in Fiscal 2011 than in Fiscal 2010.

The increase in the average price per pound of perchlorates in Fiscal 2011 compared to Fiscal 2010 reflects two offsetting factors.

—	The average price per pound of Grade I AP increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix, under which price and volume move inversely, and comparable catalog pricing.

—	This increase was partially offset because revenues from our other lower-value perchlorate products, such as sodium perchlorate and potassium perchlorate, accounted for a substantially greater percentage of all perchlorate product volume in Fiscal 2011. This has the effect of reducing the average unit price for perchlorates.

The decrease in total perchlorate volume for Fiscal 2010, as compared to Fiscal 2009, reflects an approximately 50% decrease in AP volume for space-related programs, offset by increases in volume for our other perchlorate products. While the Ares program was the most significant space program for Fiscal 2010, the Space Shuttle Reusable Solid Rocket Motor (“RSRM”) program was the most significant space program in Fiscal 2009. Volumes for tactical and strategic missiles were consistent between Fiscal 2010 and Fiscal 2009.

The increase in average price per pound of perchlorates in Fiscal 2010, as compared to Fiscal 2009, reflects two offsetting factors:

—	The average price per pound of Grade I AP increased approximately proportionate and inverse to the decrease in Grade I AP volume consistent with the contractual Grade I AP price-volume matrix and comparable catalog pricing.

—	This was offset, in part, by our other lower-priced perchlorate products, such as sodium perchlorate and potassium perchlorate, which accounted for a greater percentage of all perchlorate product volume in the Fiscal 2010 periods. This change in the mix of perchlorate product sales had a reducing effect on the overall average price per pound of all perchlorate products.

Specialty Chemicals segment revenues are expected to decline by up to 10% in Fiscal 2012, which we believe is within the expected stable range for this non-growth segment. We expect Grade I AP demand in Fiscal 2012 to be approximately the same as Fiscal 2011. The mix of applications and specifications of the product, however, will be much different. In Fiscal 2012, we expect the return of development motors for the National Aeronautics and Space Administration (“NASA”) Heavy Lift Vehicle which is part of the new Space Launch System. Over the longer term, we expect annual demand for Grade I AP to be within the range of 2.5 million to 5 million pounds based on NASA and U.S. Department of Defense (“DOD”) production programs. We believe that AP demand for DOD programs will be stable over the next several years. NASA demand for space-related programs may vary depending on congressional and NASA decisions regarding the direction of the space program.

In addition, Grade I AP revenues are typically derived from relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.

The changes in sodium azide revenues in Fiscal 2011 and Fiscal 2010 are due primarily to fluctuation in demand for sodium azide used in pharmaceutical applications. We do not anticipate a significant increase in demand for sodium azide in Fiscal 2012.

Changes in Halotron revenues have been driven by volume changes which have been and are expected to be relatively consistent year over year.

Aerospace Equipment. Our Aerospace Equipment segment reflects the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “ISP”).

Revenue growth of 30% for the Aerospace Equipment segment during Fiscal 2011, as compared to the prior fiscal year, was generated primarily by increases in revenues from space propulsion systems contracts from the segment’s U.S. operations, which have demonstrated success in penetrating this market. Increases in revenues from in-space propulsion engines also contributed to the revenue growth in Fiscal 2011. Growth in engine sales is due to expansion of the market base for this segment’s advanced bipropellant ACS engine, both in the U.S. and Europe. In addition, contract awards for several U.S. defense satellite programs and increased commercial satellite wins by a major customer have also contributed to revenue growth in Fiscal 2011.

For Fiscal 2011, our Aerospace Equipment segment produced record high revenues while maintaining substantial backlog. Through multi-year efforts with the U.S. Air Force, we were able to enter the green propellant market with two major program awards. In Europe, we were funded by the European Space Agency for development of a 1.1kN thruster for use on interplanetary probes. We are continuing to expand our customer base for the 5 pound platinum-rhodium engines with a recent contract award.

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

Aerospace Equipment segment revenues are anticipated to grow modestly in Fiscal 2012. Fiscal 2011 was a year of substantial revenue growth for this segment. The average growth rate of Fiscal 2011 and Fiscal 2012 combined should result in a normalized expectation for this segment.

Other Businesses. Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues. Water treatment equipment sales decreased $2,012 in Fiscal 2011 and increased $537 in Fiscal 2010, each compared to the prior fiscal years. The revenue variances were driven by the timing of new system sales and shipments.

COST OF REVENUES AND GROSS MARGIN

	Year Ended September 30,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09

Revenues	$209,655	$176,192	$197,148	19%	(11%)
Cost of Revenues	150,662	121,477	136,295	24%	(11%)

Gross Margin	$58,993	$54,715	$60,853	8%	(10%)

Gross Margin Percentage	28%	31%	31%

In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross margins from period to period is the change in revenue mix between our segments.

Fiscal 2011 cost of revenues increased $29,185, or 24%, to $150,662 from $121,477 for the prior fiscal year. The consolidated gross margin percentage was 28% for Fiscal 2011 compared to 31% for Fiscal 2010. The following segment factors affect our consolidated gross margin comparisons between Fiscal 2011 and Fiscal 2010.

Fine Chemicals. The Fine Chemicals segment gross margin percentage declined five points compared to the prior fiscal year. The primary reason for the decline in gross margin was continued difficulties with implementation of a process improvement that was intended to offset reduced pricing on a core product and extended equipment maintenance. These difficulties contributed to below-target through-put rates and material reprocessing.

Fine Chemicals segment profitability is anticipated to improve substantially in Fiscal 2012. To achieve these improvements, we are targeting process improvements which enhance manufacturing throughput and product yields. We do not anticipate reaching these targets until late in Fiscal 2012.

Specialty Chemicals. Specialty Chemicals segment profits for Fiscal 2011 are atypically high compared to profits generated in fiscal years with a more traditional mix of product revenues. Gross margin increased two percentage points in Fiscal 2011 compared to Fiscal 2010 primarily as a result of a much larger percentage of firm-fixed price AP sales orders compared to re-determinably priced sales orders in the fiscal year, while, the opposite was true in Fiscal 2010. Firm-fixed price orders carry more profit risk because of potential sales volume volatility, but also provide the potential of higher margins when the volatility works in our favor. Secondary reasons for the gross margin increase in Fiscal 2011 include increased sales of multi-purpose perchlorates and recycled perchlorates compared to the prior fiscal year.

Profit contribution from our Specialty Chemicals segment is expected to decline in Fiscal 2012. This is consistent with the anticipated reduction in revenues and the transition back to a more typical mix of product revenues.

Aerospace Equipment. Aerospace Equipment segment gross margin percentage improved three points in Fiscal 2011 compared to Fiscal 2010 primarily due to U.S. process improvement actions implemented for space propulsion systems contracts. Gross margin improvements from the U.S. operations were offset partially by a change in product mix of the European products. Fiscal 2011 included a greater percentage of certain lower-margin European products than did Fiscal 2010.

Fiscal 2010 cost of revenues decreased $14,818, or 11%, to $121,477 from $136,295 for the prior fiscal year. The consolidated gross margin percentage was 31% for both Fiscal 2010 and Fiscal 2009. The following segment factors affect our consolidated gross margin comparisons between Fiscal 2010 and Fiscal 2009.

Fine Chemicals. The Fine Chemicals segment gross margin percentage declined six points compared to the prior fiscal year. Reduced volume was the primary contributor to the reduction. In addition, the segment experienced several manufacturing inefficiencies including increases in cycle times for certain core products, higher than anticipated costs associated with validating a process change for a core product, and higher than anticipated efforts associated with certain development products.

Specialty Chemicals. The Specialty Chemicals segment gross margin percentage improved six points because Fiscal 2010 included a greater percentage of non-Grade I AP volume and Fiscal 2010 benefited from unique cost items such as lower utilities and production variances.

Aerospace Equipment. The Aerospace Equipment segment gross margin percentage declined seven points primarily due to increases in estimated costs to complete certain systems contracts. These cost increases occurred primarily because engineering and design required more efforts than anticipated, as well as because there were certain quality issues with supplier product.

OPERATING EXPENSES

	Year Ended September 30,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09

Operating Expenses	$44,641	$48,045	$45,325	(7%)	6%
Percentage of Revenues	21%	27%	23%

Fiscal 2011 operating expenses decreased $3,404 to $44,641 from $48,045 for Fiscal 2010 primarily as a result of:

—	Corporate operating expenses were reduced by $1,404. Cost reduction activities generated savings of $1,990, primarily in the areas of travel and professional services, which were offset somewhat by increases in board of directors and other strategic expenses.

—	Fine Chemicals segment operating expenses were reduced by $937, reflecting property tax and insurance savings.

—	The Specialty Chemicals segment achieved operating expenses savings of approximately $700 reflecting primarily lower insurance and professional services costs.

Fiscal 2010 operating expenses increased $2,720 to $48,045 from $45,325 for Fiscal 2009 primarily as a result of:

—	A $1,299 increase in Fine Chemicals segment operating expenses that is largely attributed to enhanced business development activities, as well as $425 in additional costs associated with our then recently acquired facility in Texas.

—	An increase in Aerospace Equipment segment operating expenses of $1,708 that includes additional research and development expenses and additional management and organizational structure required to support the business’ growth. Research and development activities, which amounted to approximately $1,000, were focused in the area of product development, including aerospace valves and enhancements to our thruster engines.

—	A decrease in corporate operating expenses of $320. The most significant components of this decrease include a reduction in corporate development expenses of $542, an increase in costs associated with our board of directors of $406, and other individually insignificant increases and decreases which aggregate to a decrease of $184.

ENVIRONMENTAL REMEDIATION CHARGES. During Fiscal 2011 and Fiscal 2009, we recorded environmental remediation charges of $6,000 and $13,700, respectively, reflecting increases in our total cost estimate of probable costs for our Henderson, Nevada groundwater remediation operations. See detailed discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

OTHER OPERATING GAINS. During Fiscal 2011, our Fine Chemicals segment reported other operating gains of $2,929 that resulted from the resolution of gain contingencies. The total reported gain is comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During Fiscal 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during Fiscal 2012. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During Fiscal 2011, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

SEGMENT OPERATING PROFIT (LOSS) AND OPERATING INCOME

	Year Ended September 30,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09

Fine Chemicals	$(6,283)	$(7,583)	$2,299	17%	NM
Specialty Chemicals	35,600	30,571	26,189	16%	17%
Aerospace Equipment	3,715	(265)	3,012	NM	NM
Other Businesses	(1,308)	(206)	195	(535%)	NM

Total Segment Operating Profit	31,724	22,517	31,695	41%	(29%)
Corporate Expenses	(14,443)	(15,847)	(16,167)	(9%)	(2%)
Environmental Remediation Charges	(6,000)	-	(13,700)	100%	(100%)

Operating Income	$11,281	$6,670	$1,828	69%	265%

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

BACKLOG

Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $50,900 and $49,700 as of September 30, 2011 and 2010, respectively. We anticipate order backlog as of September 30, 2011 to be substantially filled during Fiscal 2012.

Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $46,800 and $9,000 as of September 30, 2011 and 2010, respectively. We anticipate order backlog as of September 30, 2011 to be substantially filled during Fiscal 2012. Specialty Chemicals product orders are typically characterized by individually large orders which occur less frequently during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter. Specialty Chemicals segment backlog as of September 30, 2011, is atypically high relative to its annual sales volume.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $58,400 and $48,700, respectively, as of September 30, 2011, compared to total backlog and funded backlog of $67,900 and $61,100, respectively, as of September 30, 2010. We anticipate the majority of funded backlog as of September 30, 2011 to be completed during Fiscal 2012, with any remainder to be completed in the fiscal year ending September 30, 2013.

INTEREST AND OTHER INCOME, NET

	Year Ended September 30,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09

Interest and Other Income, Net
Interest Income	$231	$58	$150	298%	(61%)
Currency Gains (Losses) and Other	(57)	(13)	(4)	338%	225%

Total	$174	$45	$146	287%	(69%)

Interest Expense	$10,521	$10,656	$10,735	(1%)	(1%)

We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances and the applicable interest rate. In addition, during Fiscal 2011, we received interest income in the amount of $190 related to above-mentioned property tax refunds.

Interest expense was consistent between Fiscal 2011, Fiscal 2010 and Fiscal 2009 because the interest rate for our principal outstanding debt is fixed.

INCOME TAXES. Our income tax expense (benefit) rate differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2011	2010	2009

Federal income tax at the statutory rate	35.0%	(35.0%)	(35.0%)
State income tax, net of federal benefit	8.8%	(5.4%)	(5.0%)
Nondeductible expenses	23.6%	8.5%	3.9%
Valuation allowance	816.8%	1.4%	0.0%
Interest and penalties	3.2%	9.4%	0.6%
Foreign tax rate differential	(10.7%)	5.5%	2.4%
Other	(1.8%)	(1.2%)	1.1%

Effective tax rate	874.9%	(16.8%)	(32.0%)

Deferred tax assets are comprised of the following at September 30:

	2011	2010

Deferred tax assets:
Environmental remediation reserves	$12,849	$11,058
Pension obligations	17,687	15,005
Tax credits and carryforwards	7,263	3,137
Intangible assets	1,564	2,349
Inventory	6,837	8,678
Accrued expenses	3,025	2,214
Other	1,001	917

Subtotal	50,226	43,358
Valuation allowance	(11,527)	(1,186)

Deferred tax assets	38,699	42,172

Deferred tax liabilities:
Property, plant and equipment	(15,849)	(10,671)
Prepaid expenses	(430)	(461)
Other	(100)	(114)

Deferred tax liabilities	(16,379)	(11,246)

Net deferred tax assets	$22,320	$30,926

Deferred tax assets arise primarily because expenses have been recorded in historical financial statement periods which will not become deductible for income taxes until future tax years. We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated to be more likely than not realized. This assessment requires judgment and is performed on the basis of the weight of all available evidence, both positive and negative, with greater weight placed in information that is objectively verifiable such as historical performance.

For the three year period ended September 30, 2011, we are reporting a cumulative net loss. Pursuant to guidance from the Financial Accounting Standards Board, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and this form of negative evidence is difficult to overcome without sufficient objectively verifiable positive evidence. Our objectively verifiable positive evidence includes certain aspects of our historical results. Additional positive evidence includes forecasts of future taxable income. However, since this latter form of evidence is not objectively verifiable, its weight is not sufficient to overcome the negative evidence.

As a result of this evaluation, we increased our valuation allowance by $10,420 as of September 30, 2011. Of this amount, $7,628 was recorded as income tax expense and $2,792 was charged to other comprehensive loss offsetting deferred tax assets that were generated in Fiscal 2011. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash nor does it preclude us from using our tax credits, loss carryforwards and other deferred assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Year Ended September 30,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09

Cash Provided (Used) By:
Operating activities	$20,743	$20,775	$11,142	(0%)	86%
Investing activities	(13,151)	(13,352)	(16,183)	(2%)	(17%)
Financing activities	(900)	(5,053)	(316)	(82%)	1,499%
Effect of changes in exchange rates on cash	26	(66)	145	NM	NM

Net change in cash for period	$6,718	$2,304	$(5,212)	192%	NM

NM = Not meaningful

Operating Activities

Fiscal 2011 compared to Fiscal 2010

Operating activities provided cash of $20,743 for Fiscal 2011 compared to $20,775 for the prior fiscal year.

Significant components of the change in cash flow from operating activities include:

—	An increase in cash due to an improvement in cash profits generated by our operations.

—	An increase in cash used for working capital accounts of $9,192, excluding the effects of interest and income taxes.

—	An increase in cash income taxes refunded of $2,391.

—	A decrease in cash paid for interest of $497.

—	An increase in cash used for environmental remediation of $877.

—	An increase in cash used to fund pension obligations of $2,169.

—	Other increases in cash provided by operating activities of $283.

The increase in cash used for working capital accounts includes several primary components. Cash provided by Specialty Chemicals segment working capital accounts increased approximately $22,800. Specialty Chemicals segment accounts receivable balances were unusually high at September 30, 2010. Collection of these balances in Fiscal 2011 generated improvement in cash flow. Cash used by Fine Chemicals segment working capital accounts increased by approximately $16,500 consistent with the growth in business in Fiscal 2011. Cash used by Aerospace Equipment segment working capital accounts increased by approximately $12,200 in part due to business growth and in part because certain active contracts have less favorable billing terms than is typical for this segment.

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

The increase in cash income taxes refunded is a result of federal income tax carryback claims that were filed and collected during Fiscal 2011.

The increase in cash used for environmental remediation relates to the Henderson, Nevada, expansion project. See detailed discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.

Fiscal 2010 compared to Fiscal 2009

Operating activities provided cash of $20,775 for Fiscal 2010 compared to $11,142 for the prior fiscal year, resulting in an increase of $9,633.

Significant components of the change in cash flow from operating activities include:

—	A decrease in cash due to a decline in cash profits generated by our operations.

—	An increase in cash provided by working capital accounts of $20,310, excluding the effects of interest and income taxes.

—	An increase in cash taxes refunded of $98.

—	An increase in cash paid for interest of $70.

—	An increase in cash used for environmental remediation of $1,532.

—	Other decreases in cash provided by operating activities of $506.

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

The increase in cash used for environmental remediation relates to the Henderson, Nevada, expansion project. See detailed discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

Investing Activities

Fiscal 2011 compared to Fiscal 2010

Capital expenditures of $13,151 for Fiscal 2011 are consistent with capital expenditure levels in Fiscal 2010. The capital expenditures relate to our Fine Chemicals segment, in particular, additional equipment to support a new three-year core product agreement for the supply of anti-viral products and facilities improvements to enhance quality compliance.

We are anticipating our Fiscal 2012 capital expenditures, which do not include environmental remediation spending, to be consistent with Fiscal 2011.

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

In addition, Fiscal 2009 cash flow for investing activities includes cash used for the purchase of AMPAC ISP Holdings for $7,196, net of cash acquired of $471.

Financing Activities

Cash used for financing activities for Fiscal 2011 relates primarily to costs associated with the establishing of our asset based lending facility in January 2011.

Cash used for financing activities for Fiscal 2010, reflects the repurchase and cancellation of $5,000 in principal amount of our 9% Senior Notes in June 2010. The purchase price was $4,900, which approximated the carrying value of the notes, net of deferred financing costs.

Remaining financing cash flows for Fiscal 2011, Fiscal 2010 and Fiscal 2009 primarily reflect capital lease payments and cash flows associated with stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2011, we had cash of $30,703. Our primary source of working capital is cash flows from operations. In addition, as of September 30, 2011, we had availability of approximately $20,000 under our asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. For further discussion of this facility, see below under the heading “ABL Credit Facility”. We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

In contemplating the adequacy of our liquidity and available capital, we consider factors such as:

—	current results of operations, cash flows and backlog;

—	anticipated changes in operating trends, including anticipated changes in revenues and margins;

—	cash requirements related to our debt agreements and pension plans; and

—	cash requirements related to our remediation activities, including amounts that we expect to spend in Fiscal 2012 for the capital component of the remediation expansion project and amounts we expect to spend annually thereafter for operating and maintenance. See further discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

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

LONG TERM DEBT AND CREDIT FACILITIES

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:

—	ranked equally in right of payment with all of our existing and future senior indebtedness;

—	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

—	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

—	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.

The Senior Notes may be redeemed by us, in whole or in part, under the following circumstances:

—	at any time after February 1, 2011 at redemption prices beginning at 104.5% of the principal amount to be redeemed and reducing to 100% by February 1, 2013; and

—	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.

The Senior Notes were issued pursuant to an indenture which contains certain customary events of default, including cross-default provisions if we default under our existing and future debt agreements having, individually or in the aggregate, a principal or similar amount outstanding of at least $10,000, and certain other covenants limiting, subject to exceptions, carve-outs and qualifications, our ability to:

—	incur additional debt;

—	pay dividends or make other restricted payments;

—	create liens on assets to secure debt;

—	incur dividend or other payment restrictions with regard to restricted subsidiaries;

—	transfer or sell assets;

—	enter into transactions with affiliates;

—	enter into sale and leaseback transactions;

—	create an unrestricted subsidiary;

—	enter into certain business activities; or

—	effect a consolidation, merger or sale of all or substantially all of our assets.

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

The ABL Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the ABL Credit Facility. The ABL Credit Facility contains certain negative covenants, subject to customary exceptions and exclusions, restricting and limiting our ability to, among other things:

—	incur debt, incur contingent obligations and issue certain types of preferred stock, or prepay certain debt;

—	create liens;

—	pay dividends, distributions or make other specified restricted payments;

—	make certain investments and acquisitions;

—	enter into certain transactions with affiliates;

—	enter into sale and leaseback transactions; and

—	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The ABL Credit Facility also contains financial covenants which are only triggered by utilization of the ABL Credit Facility and borrowing availability not exceeding a designated threshold amount. If the financial covenants are triggered, then we would be subject to the following financial covenants:

—	Fixed Charge Coverage Ratio. We would be required to maintain a minimum fixed charge coverage ratio on a rolling trailing twelve-month basis of at least 1.10:1.00.

—	Maximum Capital Expenditures. The ABL Credit Facility limits our capital expenditures in any fiscal year to amounts set forth in the ABL Credit Facility.

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

On September 30, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $20,000, and were not subject to compliance with the financial covenants.

PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

Benefit obligations are measured annually as of September 30. As of September 30, 2011, the Pension Plans had an unfunded benefit obligation of $36,448. For Fiscal 2011, we made contributions to the Pension Plans in the amount of $5,823. We anticipate making Pension Plan contributions in the amount of approximately $9,300 during Fiscal 2012. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2011 would increase our minimum funding obligations for Fiscal 2012 by approximately $317.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), that includes five participants comprised of active and former executive officers. The SERP is an unfunded plan and as of September 30, 2011, the SERP obligation was $7,942. For Fiscal 2011, we paid SERP retirement benefits of $527. We anticipate contributing the amount of approximately $527 to the SERP during Fiscal 2012 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.

During Fiscal 2011 and Fiscal 2010, our aggregate Pension Plans and SERP liability increased significantly primarily due to reductions in the actuarial assumption for the discount rate on the obligation, returns on plan assets at levels substantially lower than the expected long-term rate of return on plan assets and losses on certain plan assets. These changes are recorded as an increase in Pension Obligations and a corresponding decrease in Stockholders’ Equity (Accumulated Other Comprehensive Loss). In addition, the changes in actuarial assumptions and reduced asset performance have increased our anticipated pension funding during Fiscal 2012 by approximately $6,200. If interest rates remain low and/or returns on plan assets do not trend back to the expected long-term rate of return, our liquidity could be further impacted by pension plan funding requirements.

ENVIRONMENTAL REMEDIATION – AMPAC HENDERSON SITE. During the fiscal years ended September 30, 2005 and September 30, 2006, we recorded aggregate charges for $26,000 representing our then estimates of the probable costs of our remediation efforts at our former perchlorate chemicals manufacturing facility in Henderson, Nevada (the “AMPAC Henderson Site”), including the costs for capital equipment and on-going operating and maintenance (“O&M”).

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with the Nevada Division of Environmental Protection (“NDEP”), we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing in situ bioremediation treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that the Expansion Project will be placed in service during Fiscal 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

As of September 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,200 to approximately $47,200. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2011, the accrued amount was $26,173, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

OTHER ARRANGEMENTS

We have no off balance sheet arrangements.

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

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2011, are as follows:

Years ending September 30:
2012	1,863
2013	1,663
2014	1,604
2015	1,495
2016	1,485
Thereafter	3,557

Total	$11,667

Letters of Credit. As of September 30, 2011, we had $709 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2014, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $4,900 as of September 30, 2011.

INFLATION. Generally, inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2011.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $24,040 and $19,606 as of September 30, 2011 and September 30, 2010, respectively.

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

When measuring deferred tax assets, we assess whether a valuation allowance should be established by evaluating both positive and negative factors. This evaluation requires that we exercise judgment in determining the relative significance of each factor. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of valuation allowance requirements, if any, involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies. We rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets. We weigh both positive and negative evidence in determining whether it is more likely than not that a valuation allowance is required. Greater weight is given to evidence which is objectively verifiable such as historical results. If we report a cumulative loss for a three-year period, we do not rely on forecasted improvements in earnings to recover deferred tax assets.

For our U.S. tax jurisdictions, negative evidence includes, but is not limited to, our reported book losses before income taxes in recent periods. In contemplating this evidence we have taken into consideration that a significant portion of such losses occur from environmental remediation charges. Significant positive evidence includes, but is not limited to, our historical longer-term trend of profitable operations, our forecast of future taxable income, the very long term nature of our significant deferred tax assets which are primarily associated with inventory, pension and remediation deductions, long carryforward periods for net operating loss carryforwards, and the lack of reliance on success in implementing tax planning strategies. Further, we do not have a history of tax credits expiring unused. As of September 30, 2011, we have recorded valuation allowances for U.S. tax jurisdictions in the amount of $10,486. Recovery of the net remaining U.S. deferred tax asset balance as of September 30, 2011, requires that we generate approximately $55,000 in taxable income over the next 10 year period.

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

The discount rate is used to estimate the present value of projected future pension payments to all participants. The discount rate is generally based on the yield on AAA/AA-rated corporate long-term bonds. At September 30 of each year, the discount rate is determined using bond yield curve models matched with the timing of expected retirement plan payments. Our discount rate assumption was 5.40 percent as of September 30, 2011. Holding all other assumptions constant, a hypothetical increase or decrease of 25 basis points in the discount rate assumption would increase or decrease annual pension expense by approximately $350.

The expected long-term rate of return on plan assets represents the average rate of earnings expected on the plan funds invested in a specific target asset allocation. The expected long-term rate of return assumption on pension plan assets was 8.00 percent in Fiscal 2011. Holding all other assumptions constant, a hypothetical 25 basis point increase or decrease in the assumed long-term rate of return would increase or decrease annual pension expense by approximately $90.

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

In December 2010, the FASB issued ASU No. 2010-28 that affects entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in the ASU modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This standard became effective for us beginning on October 1, 2011. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, which amended Topic 350, Intangibles, Goodwill and Other. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This standard becomes effective for our annual and interim period goodwill impairment tests performed in our fiscal year beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial statements called for hereunder are included herein on the following pages:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and the presentation of our issued financial statements. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our issued financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Board Nominations,” “Board of Directors,” the “Audit Committee” subsection of the section entitled “Board of Directors’ Meetings and Committees and Governance Matters,” “Named Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for the 2012 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2011.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Compensation Determinations and Considerations,” “Director Compensation (Fiscal 2011),” “Summary Compensation (Fiscal 2011),” “Retirement Benefits,” “Employment, Change-of-Control and Severance Agreements,” “Plan-Based Compensation,” “Equity Compensation Plans,” and “Outstanding Equity Awards at Fiscal Year-End (Fiscal 2011),” of our definitive proxy statement for the 2012 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Equity Compensation Plans” and “Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for the 2012 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Meetings and Independence” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2012 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2012 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2011.

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

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.6	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.8	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

3.9	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.11++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006, by and between ATK Thiokol and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.12+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.14	Credit Agreement, dated as of January 31, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 4, 2011).

*10.15	Amendment No. 1 to Credit Agreement, dated as of October 17, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation.

10.16+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.17+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.19+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.20+	American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

10.21+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.26+	First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.27+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.28+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.29+	Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.30	Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010).

*10.31+	Consulting Agreement, dated November 14, 2011, by and between American Pacific Corporation and Discovery Partners International LLC.

*21	Subsidiaries of the registrant.

*23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).

*23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed or furnished herewith, as applicable.

+	Management contract or compensatory plan or arrangement.

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

Dated: December 19, 2011	AMERICAN PACIFIC CORPORATION (Registrant)

	By:	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH CARLEONE	Date: December 19, 2011
Joseph Carleone, President and Chief Executive Officer, and Director (Principal Executive Officer)

/s/ DANA M. KELLEY	Date: December 19, 2011
Dana M. Kelley, Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

/s/ JOHN R. GIBSON	Date: December 19, 2011
John R. Gibson, Chairman of the Board

/s/ BARBARA SMITH CAMPBELL	Date: December 19, 2011
Barbara Smith Campbell, Director

/s/ FRED D. GIBSON, JR.	Date: December 19, 2011
Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 19, 2011
Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 19, 2011
Berlyn D. Miller, Director

/s/ WILLIAM F. READDY	Date: December 19, 2011
William F. Readdy, Director

/s/ C. KEITH ROOKER	Date: December 19, 2011
C. Keith Rooker, Director

/s/ CHARLOTTE E. SIBLEY	Date: December 19, 2011
Charlotte E. Sibley, Director

/s/ BART WEINER	Date: December 19, 2011
Bart Weiner, Director

/s/ DEAN M. WILLARD	Date: December 19, 2011
Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 19, 2011
Jane L. Williams, Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.6	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.8	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

3.9	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.11++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006, by and between ATK Thiokol and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.12+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.14	Credit Agreement, dated as of January 31, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 4, 2011).

*10.15	Amendment No. 1 to Credit Agreement, dated as of October 17, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation.

10.16+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.17+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.19+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.20+	American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11,2011).

10.21+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.26+	First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.27+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.28+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.29+	Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.30	Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010).

*10.31+	Consulting Agreement, dated November 14, 2011, by and between American Pacific Corporation and Discovery Partners International LLC.

*21	Subsidiaries of the registrant.

*23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).

*23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*  Filed or furnished herewith, as applicable.

+  Management contract or compensatory plan or arrangement.

++  Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Pacific Corporation

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Pacific Corporation and subsidiaries at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Las Vegas, Nevada

December 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Pacific Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of American Pacific Corporation and subsidiaries (the “Company”) for the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of American Pacific Corporation and subsidiaries for the year ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

December 29, 2009

AMERICAN PACIFIC CORPORATION

Consolidated Balance Sheets

September 30, 2011 and 2010

(Dollars in Thousands, Except per Share Amounts)

	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$30,703	$23,985
Accounts Receivable, Net	46,356	51,900
Inventories	39,154	36,126
Prepaid Expenses and Other Assets	4,141	1,542
Income Taxes Receivable	161	2,802
Deferred Income Taxes	7,532	10,672

Total Current Assets	128,047	127,027
Property, Plant and Equipment, Net	112,232	113,873
Intangible Assets, Net	585	1,420
Goodwill	2,930	2,933
Deferred Income Taxes	14,788	20,254
Other Assets	10,068	10,236

TOTAL ASSETS	$268,650	$275,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$13,528	$9,197
Accrued Liabilities	5,839	8,062
Accrued Interest	1,589	1,575
Employee Related Liabilities	8,410	6,472
Income Taxes Payable	59	193
Deferred Revenues and Customer Deposits	12,730	18,769
Current Portion of Environmental Remediation Reserves	11,999	8,694
Current Portion of Long-Term Debt	69	70

Total Current Liabilities	54,223	53,032
Long-Term Debt	105,034	105,102
Environmental Remediation Reserves	14,174	15,176
Pension Obligations	43,863	37,161
Other Long-Term Liabilities	1,649	1,615

Total Liabilities	218,943	212,086

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,559,591 and 7,543,091 issued and outstanding	756	754
Capital in Excess of Par Value	73,412	73,091
Retained Earnings (Accumulated Deficit)	(516)	6,720
Accumulated Other Comprehensive Loss	(23,945)	(16,908)

Total Stockholders’ Equity	49,707	63,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,650	$275,743

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Operations

For the Years Ended September 30, 2011, 2010, and 2009

(Dollars in Thousands, Except per Share Amounts)

	2011	2010	2009

Revenues	$209,655	$176,192	$197,148
Cost of Revenues	150,662	121,477	136,295

Gross Profit	58,993	54,715	60,853
Operating Expenses	44,641	48,045	45,325
Environmental Remediation Charges	6,000	-	13,700
Other Operating Gains	2,929	-	-

Operating Income	11,281	6,670	1,828
Interest and Other Income, Net	174	45	146
Interest Expense	10,521	10,656	10,735

Income (Loss) before Income Taxes	934	(3,941)	(8,761)
Income Tax Expense (Benefit)	8,170	(664)	(2,802)

Net Loss	$(7,236)	$(3,277)	$(5,959)

Earnings (Loss) per Share:
Basic	$(0.96)	$(0.44)	$(0.80)
Diluted	$(0.96)	$(0.44)	$(0.80)

Weighted Average Shares Outstanding:
Basic	7,517,000	7,490,000	7,482,000
Diluted	7,517,000	7,490,000	7,482,000

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2011, 2010 and 2009

(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par		Retained		Other	Total
	Net of	Value of	Capital in	Earnings		Compre-	Stock-
	Treasury	Common	Excess of	(Accumulated	Treasury	hensive	holders’
	Shares	Stock	Par Value	Deficit)	Stock	Loss	Equity

BALANCES, September 30, 2008	7,477,591	$952	$88,496	$15,956	$(17,175)	$(5,267)	$82,962

Comprehensive Income:
Net loss				(5,959)			(5,959)
Currency Translation						(83)	(83)
Change in Unamortized Benefit
Plan Costs, Net of Tax						(6,622)	(6,622)

Total Comprehensive Loss							(12,664)

Retirement of Treasury Stock		(205)	(16,970)		17,175		-
Issuance of Common Stock	5,000	1	31				32
Share-based Compensation	22,000	2	765				767

BALANCES, September 30, 2009	7,504,591	750	72,322	9,997	-	(11,972)	71,097

Comprehensive Income:
Net loss				(3,277)			(3,277)
Currency Translation						(335)	(335)
Change in Unamortized Benefit
Plan Costs, Net of Tax						(4,601)	(4,601)

Total Comprehensive Loss							(8,213)

Issuance of Common
Stock, Net of Tax	2,500		(7)				(7)
Share-based Compensation	36,000	4	776				780

BALANCES, September 30, 2010	7,543,091	754	73,091	6,720	-	(16,908)	63,657

Comprehensive Income:
Net Loss				(7,236)			(7,236)
Currency Translation						(14)	(14)
Change in Unamortized Benefit
Plan Costs, Net of Tax						(7,023)	(7,023)

Total Comprehensive Loss							(14,273)

Issuance of Common
Stock, Net of Tax	16,500	2	17				19
Share-based Compensation			304				304

BALANCES, September 30, 2011	7,559,591	$756	$73,412	$(516)	$-	$(23,945)	$49,707

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(7,236)	$(3,277)	$(5,959)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	15,216	16,445	16,166
Non-cash interest expense	845	572	632
Share-based compensation	304	780	767
Deferred income taxes	8,605	(565)	(2,405)
Loss on sale of assets	16	12	76
Changes in operating assets and liabilities:
Accounts receivable, net	5,489	(7,834)	(14,437)
Inventories	(2,956)	270	2,974
Prepaid expenses and other current assets	(1,736)	281	1,620
Accounts payable	4,641	1,434	(3,474)
Income taxes	2,509	(635)	(266)
Accrued liabilities	(2,205)	2,775	(359)
Accrued interest	14	(75)	-
Employee related liabilities	1,935	(490)	(461)
Deferred revenues and customer deposits	(5,992)	11,932	2,195
Environmental remediation reserves	2,303	(2,820)	12,412
Pension obligations, net	(350)	1,819	1,346
Other	(659)	151	315

Net Cash Provided by Operating Activities	20,743	20,775	11,142

Cash Flows from Investing Activities:
Capital expenditures	(13,151)	(13,362)	(9,458)
Acquisition of business	-	-	(6,725)
Other investing activities	-	10	-

Net Cash Used in Investing Activities	(13,151)	(13,352)	(16,183)

Cash Flows from Financing Activities:
Payments of long-term debt	(70)	(5,064)	(348)
Debt issuance costs	(878)	-	-
Issuance of common stock	48	11	32

Net Cash Used by Financing Activities	(900)	(5,053)	(316)

Effect of Changes in Currency Exchange Rates on Cash	26	(66)	145

Net Change in Cash and Cash Equivalents	6,718	2,304	(5,212)
Cash and Cash Equivalents, Beginning of Year	23,985	21,681	26,893

Cash and Cash Equivalents, End of Year	$30,703	$23,985	$21,681

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Cash Flows (Continued)

For the Years Ended September 30, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009

Cash Paid (Refunded) For:
Interest	$9,662	$10,159	$10,089
Income taxes	(2,928)	(537)	(439)

Non-Cash Investing and Financing Transactions:
Capital leases originated	-	98	-
Additions to Property, Plant and Equipment not yet paid	317	624	300

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $24,040 and $19,606 as of September 30, 2011 and 2010, respectively.

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

Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2011, 2010 and 2009, such transactions totaled approximately $146, $117, and $4, respectively.

Cash and Cash Equivalents. All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair Value of Financial Instruments. The accounting standards use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be approximately $96,600 based on level 1 data which was the trade on September 30, 2011. We estimate the fair value of our fixed-rate long-term debt to be approximately $103,688 based on level 2 data which was the trade date closest to September 30, 2010, which was October 13, 2010.

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

	2011	2010	2009

Fine chemicals customer			14%
Fine chemicals customer	19%
Specialty chemicals customer		23%	11%
Specialty chemicals customer		19%	10%
Aerospace equipment customer	11%		13%
Aerospace equipment customer	11%

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

Intangible Assets. Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated period of benefit of 1 to 5 years.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been recorded during any of the years presented.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations as of September 30:

	2011	2010	2009

Classified as cost of revenues
Depreciation	$13,814	$13,625	$13,566
Classified as operating expenses
Depreciation	565	744	532
Amortization	837	2,076	2,068

Total	$15,216	$16,445	$16,166

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

If we determine that an Asset Group is not recoverable, then we would record an impairment charge if the carrying value of the Asset Group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the Asset Group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review. Some of the factors that management would consider or estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews but cannot predict the occurrence of future events and circumstances that could result in impairment charges. There were no impairments of long-lived assets recorded in any of the years presented.

Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding plus the dilutive effect of common share equivalents, which is computed using the treasury stock method.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency. We translate our foreign subsidiaries’ assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts are translated at the average monthly exchange rate. Foreign currency translation gains or losses are reported as cumulative currency translation adjustments as a component of stockholders’ equity. We recorded foreign currency transaction gains or losses as a component of interest and other income (expense), net, on our consolidated statements of operations. For the years ended September 30, 2011, 2010 and 2009, gains and losses resulting from transactions in foreign currencies were not material.

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

In June 2011, the FASB issued ASU No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, which amended Topic 350, Intangibles, Goodwill and Other. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This standard becomes effective for our annual and interim period goodwill impairment tests performed in our fiscal

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

year beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of September 30, 2011, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of September 30, 2011, there were 463,700 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2. SHARE-BASED COMPENSATION (Continued)

A summary of our outstanding and non-vested stock option and restricted stock activity for the year ended September 30, 2011 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share

Balance, September 30, 2010	658,176	$8.32	248,895	$4.41	50,664	$8.34
Granted	-	-	-	-	-	-
Vested	-	-	(100,770)	4.51	(19,336)	8.70
Exercised	(16,500)	4.87	-	-	-	-
Expired / Cancelled	(19,700)	6.50	(299)	4.48	-	-

Balance, September 30, 2011	621,976	8.47	147,826	4.35	31,328	8.11

A summary of our exercisable stock options as of September 30, 2011 is as follows:

Number of vested stock options	474,150
Weighted average exercise price per share	$8.47
Aggregate intrinsic value	$190
Weighted average remaining contractual term in years	4.5

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

The following stock option information is as of September 30:

	2011	2010	2009

Weighted average grant date fair value per share of options granted	-	$3.65	$5.41
Significant fair value assumptions:	-
Expected term in years	-	6.00	6.00
Expected volatility	-	51.3%	48.7%
Expected dividends	-	0.0%	0.0%
Risk-free interest rates	-	2.3%	2.7%
Total intrinsic value of options exercised	$20	$4	$21
Aggregate cash received for option exercises	$81	$11	$32

Compensation cost (included in operating expenses)
Stock options	$231	$546	$585
Restricted stock	73	234	182

Total	304	780	767
Tax benefit recognized	56	170	135

Net compensation cost	$248	$610	$632

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$65	$297	$303
Restricted stock	$15	$88	$65
Weighted-average years to be recognized
Stock options	1.0	1.4	1.5
Restricted stock	1.0	1.4	1.5

2. SHARE-BASED COMPENSATION (Continued)

For each year presented, the expected option term was determined using the simplified method under the applicable accounting standard. Expected volatility is based on historical market factors related to the Company’s common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

Our share-based compensation plans permit us, but do not require us, to repurchase newly exercised shares from optionees in settlement of the optionees’ exercise price obligation. Shares are repurchased at a price equal to the closing price of our common stock on the date of exercise. No shares were repurchased during the years presented.

3. BALANCE SHEET DATA

The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2011	2010

Accounts Receivable:
Trade receivables	$29,768	$42,348
Unbilled receivables	14,241	9,773
Employee and other receivables	2,435	319
Allowance for bad debt	(88)	(540)

Total	$46,356	$51,900

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

	2011	2010

Inventories:
Finished goods	$3,227	$2,977
Work-in-progress	19,870	18,318
Raw materials and supplies	13,875	9,103
Deferred cost of revenues	2,182	5,728

Total	$39,154	$36,126

	2011	2010

Property, Plant and Equipment:
Land and improvements	$3,693	$3,683
Buildings and improvements	52,009	48,875
Machinery and equipment	148,708	133,198
Construction in progress	2,071	8,012

Total Cost	206,481	193,768
Less: accumulated depreciation	(94,249)	(79,895)

Total	$112,232	$113,873

4. INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30:

	2011	2010

Customer relationships	8,970	8,976
Less accumulated amortization	(8,385)	(7,556)

	585	1,420

Backlog	1,543	1,559
Less accumulated amortization	(1,543)	(1,559)

	-	-

Total	$585	$1,420

Customer relationships are assets of our Fine Chemicals (fully amortized as of May 2011) and Aerospace Equipment segments and are subject to amortization. Amortization expense was $837, $1,374, and $1,238 for the years ended September 30, 2011, 2010 and 2009, respectively. Backlog is an asset of our Aerospace Equipment segment and was fully amortized as of September 2010. Amortization expense was $702 and $830 for the years ended September 30, 2010 and 2009, respectively. Estimated future amortization expense for our intangible assets is as follows:

Years ending September 30:
2012	$292
2013	293

Total	$585

Goodwill is assigned to our Aerospace Equipment segment. Changes in the reported value for goodwill are a result in fluctuations in the underlying foreign currency translation rate.

5. DEBT

Our outstanding debt balances consist of the following as of September 30:

	2011	2010

Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	103	172

Total Debt	105,103	105,172
Less Current Portion	(69)	(70)

Total Long-term Debt	$105,034	$105,102

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:

•	ranked equally in right of payment with all of our existing and future senior indebtedness;

•	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;

•	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and

•	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.

5. DEBT (Continued)

The Senior Notes may be redeemed by the Company, in whole or in part, under the following circumstances:

•	at any time after February 1, 2011 at redemption prices beginning at 104.5% of the principal amount to be redeemed and reducing to 100% by February 1, 2013; and
•	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.

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

5. DEBT (Continued)

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

On September 30, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $20,000, and were not subject to compliance with the financial covenants.

Principal Maturities. Principal maturities for our outstanding debt as of September 30, 2011 are as follows:

Years ending September 30:
2012	$69
2013	23
2014	11
2015	105,000

Total	$105,103

5. DEBT (Continued)

Debt Issue Costs. In connection with the issuance of the Senior Notes and ABL Credit Facility, we incurred debt issuance costs of approximately $4,814 and $878, respectively, which were capitalized and classified as other assets on our consolidated balance sheets. These costs are being amortized as additional interest expense over the respective terms of the instruments.

Letters of Credit. As of September 30, 2011, we had $709 in outstanding standby letters of credit which mature through July 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

6. EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2011	2010	2009

Net Loss	$(7,236)	$(3,277)	$(5,959)

Basic Weighted Average Shares	7,517,000	7,490,000	7,482,000

Diluted:
Weighted Average Shares, Basic	7,517,000	7,490,000	7,482,000
Dilutive Effect of Stock Options	-	-	-

Weighted Average Shares, Diluted	7,517,000	7,490,000	7,482,000

Basic Earnings (Loss) per Share	$(0.96)	$(0.44)	$(0.80)
Diluted Earnings (Loss) per Share	$(0.96)	$(0.44)	$(0.80)

As of September 30, 2011 and 2010, respectively, we had an aggregate of 653,304 and 708,840 antidilutive options and restricted shares outstanding.

7. INCOME TAXES

Income (loss) before income taxes for domestic and foreign operations is as follows for the years ended September 30:

	2011	2010	2009

United States	$999	$(3,198)	$(8,456)
Foreign	(65)	(743)	(305)

Total	$934	$(3,941)	$(8,761)

The components of the income tax expense (benefit) are as follows for the years ended September 30:

	2011	2010	2009

Current	$(436)	$(172)	$429
Deferred	8,606	(492)	(3,231)

Income tax expense (benefit)	$8,170	$(664)	$(2,802)

7. INCOME TAXES (Continued)

Deferred tax assets are comprised of the following at September 30:

	2011	2010

Deferred tax assets:
Environmental remediation reserves	$12,849	$11,058
Pension obligations	17,687	15,005
Tax credits and carryforwards	7,263	3,137
Intangible assets	1,564	2,349
Inventory	6,837	8,678
Accrued expenses	3,025	2,214
Other	1,001	917

Subtotal	50,226	43,358
Valuation allowance	(11,527)	(1,186)

Deferred tax assets	38,699	42,172

Deferred tax liabilities:
Property, plant and equipment	(15,849)	(10,671)
Prepaid expenses	(430)	(461)
Other	(100)	(114)

Deferred tax liabilities	(16,379)	(11,246)

Net deferred tax assets	$22,320	$30,926

Deferred tax assets arise primarily because expenses have been recorded in historical financial statement periods which will not become deductible for income taxes until future tax years. We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated to be more likely than not realized. This assessment requires judgment and is performed on the basis of the weight of all available evidence, both positive and negative, with greater weight placed on information that is objectively verifiable such as historical performance.

For the three year period ended September 30, 2011, we are reporting a cumulative net loss. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and this form of negative evidence is difficult to overcome without sufficient objectively verifiable positive evidence. Our objectively verifiable positive evidence includes certain aspects of our historical results. Additional positive evidence includes forecasts of future taxable income. However, since this latter form of evidence is not objectively verifiable, its weight is not sufficient to overcome the negative evidence.

As a result of this evaluation, we increased our valuation allowance by $10,420 as of September 30, 2011. Of this amount, $7,628 was recorded as income tax expense and $2,792 was charged to other comprehensive loss offsetting deferred tax assets that were generated in the current year. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash nor does it preclude us from using our tax credits, loss carryforwards and other deferred assets in the future.

In addition, we have net operating loss carryforward balances in certain states where we no longer conduct business. Since we do not anticipate future taxable income in these states we continue to provide a full valuation allowance of $66 as of September 30, 2011 and 2010.

In foreign tax jurisdictions, deferred tax assets are comprised primarily of net operating loss carryforwards. Because of a history of losses in foreign tax jurisdictions, we continue to conclude that it is more likely than not that we will not utilize these operating loss carryforwards and, accordingly, have provided aggregate full valuation allowances of $1,041 and $1,120 as of September 30, 2011 and 2010, respectively.

7. INCOME TAXES (Continued)

The following summarizes our tax credits and carryforwards as of September 30:

	2011	2010

Federal operating losses	$12,941	$1,251
Federal R&D and Other credits	170	160
Federal AMT credits	1,406	1,412
State operating losses	4,616	2,166
U.K. operating losses	2,592	2,753
Ireland operating losses	3,519	3,989

Federal operating loss carryforwards, expiring in 2029 and 2031, federal R&D credits and federal AMT credits are available to reduce future federal taxable income. We have not provided a U.S. federal income tax for our foreign operations because we intend to permanently reinvest any foreign earnings.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate is as follows for the years ended September 30:

	2011	2010	2009

Federal income tax at the statutory rate	35.0%	(35.0%)	(35.0%)
State income tax, net of federal benefit	8.8%	(5.4%)	(5.0%)
Nondeductible expenses	23.6%	8.5%	3.9%
Valuation allowance	816.8%	1.4%	0.0%
Interest and penalties	3.2%	9.4%	0.6%
Foreign tax rate differential	(10.7%)	5.5%	2.4%
Other	(1.8%)	(1.2%)	1.1%

Effective tax rate	874.9%	(16.8%)	(32.0%)

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

For both September 30, 2011 and 2010, the total amount of unrecognized tax benefits was $1,246, of which $386 would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2012. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30 is as follows:

	2011	2010

Unrecognized Tax Benefits - Beginning of Year	$1,246	$652
Additions for tax positions of prior years	-	855
Reductions for tax positions of prior years	-	(261)
Lapse of statute of limitations	-	-

Unrecognized Tax Benefits - End of Year	$1,246	$1,246

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011 and 2010, respectively, we had accrued $613 and $584,

7. INCOME TAXES (Continued)

respectively, for the payment of tax-related interest and penalties. For the years ended September 30, 2011 and 2010, respectively, income tax expense includes an expense of $30 and $321 for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for the years before 2002.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (the “AMPAC Plan”), the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that as of September 30, 2011, includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for Fine Chemicals segment employees, U.S. employees of our Aerospace Equipment segment, and eligible U.S. employees who began employment on or after July 1, 2010. In addition, we make a profit sharing contribution for U.S. employees of our Aerospace Equipment segment who were employed by us prior to June 30, 2010.

8. EMPLOYEE BENEFIT PLANS (Continued)

Summary Defined Benefit Plan Results. The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

	Pension Plans		SERP
	2011	2010	2011	2010

Change in Benefit Obligation:
Benefit obligation, beginning of year	$63,152	$50,515	$7,683	$6,981
Service cost	2,432	2,196	324	439
Interest cost	3,541	3,281	356	374
Amendments	-	285	-	-
Actuarial losses	5,759	8,272	106	316
Benefits paid	(1,501)	(1,397)	(527)	(427)

Benefit obligation, end of year	73,383	63,152	7,942	7,683

Change in Plan Assets:
Fair value of plan assets, beginning of year	33,147	29,294	-	-
Actual return (loss) on plan assets	(534)	1,950	-	-
Employer contributions	5,823	3,300	527	427
Benefits paid	(1,501)	(1,397)	(527)	(427)

Fair value of plan assets, end of year	36,935	33,147	-	-

Funded status	$(36,448)	$(30,005)	$(7,942)	$(7,683)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plans		SERP
	2011	2010	2011	2010

Employee related liabilities	$-	$-	$(527)	$(527)
Pension obligations and other long-term liabilities	(36,448)	(30,005)	(7,415)	(7,156)

Net amount recognized	$(36,448)	$(30,005)	$(7,942)	$(7,683)

The following table summarizes changes in the components of unrecognized benefit plan costs for the year ended September 30:

	Pension Plans		SERP
	2011	2010	2011	2010

Net actuarial loss	$9,179	$8,733	$106	$316
Prior service costs	-	285	-	-
Amortization of:
Net actuarial loss from previous years	(1,752)	(1,178)	-	-
Prior service costs	(61)	(69)	(420)	(420)
Income tax benefits related to above items	(2,947)	(3,109)	126	42

Changes in unrecognized benefit plan costs	$4,419	$4,662	$(188)	$(62)

The following table sets forth the amounts recognized as components of accumulated other comprehensive loss at September 30:

	Pension Plans		SERP
	2011	2010	2011	2010

Net actuarial loss	$31,463	$24,036	$701	$595
Prior service costs	477	538	1,822	2,242
Income tax benefits related to above items	(12,777)	(9,830)	(1,008)	(1,134)

Unrecognized benefit plan costs, net of tax	$19,163	$14,744	$1,515	$1,703

8. EMPLOYEE BENEFIT PLANS (Continued)

The table below sets forth the amounts in accumulated other comprehensive loss at September 30, 2011 that we expect to recognize in periodic pension cost in the year ending September 30, 2012.

	Pension Plans	SERP

Amortization of net actuarial loss	$2,386	$-
Amortization of prior service costs	63	420

Total	$2,449	$420

The table below provides data for our defined benefit plans as of September 30:

	2011	2010

Plan Assets:
Ampac Plan	$28,843	$25,565
AFC Salaried Plan	5,271	4,831
AFC Bargaining Plan	2,821	2,751
Accumulated Benefit Obligation:
Ampac Plan	47,222	39,181
AFC Salaried Plan	8,020	6,529
AFC Bargaining Plan	4,761	3,402
Projected Benefit Obligation:
Ampac Plan	58,787	51,226
AFC Salaried Plan	9,700	8,239
AFC Bargaining Plan	4,896	3,687

Net periodic benefit plan cost is comprised of the following for the years ended September 30:

	Pension Plans			SERP
	2011	2010	2009	2011	2010	2009

Net Periodic Benefit Plan Cost:
Service cost	$2,432	$2,196	$1,983	$324	$439	$350
Interest cost	3,541	3,281	2,892	356	374	370
Expected return on plan assets	(2,886)	(2,410)	(2,201)	-	-	-
Recognized actuarial losses	1,752	1,178	509	-	-	-
Amortization of prior service costs	63	69	76	420	420	434

Net periodic pension cost	$4,902	$4,314	$3,259	$1,100	$1,233	$1,154

Assumptions.

	Pension Plans			SERP
	2011	2010	2009	2011	2010	2009

Weighted-Average Actuarial Assumptions
Used to Determine Benefit Obligation as of September 30:
Discount rate	5.40%	5.80%	6.40%	4.80%	4.80%	5.60%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
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

8. EMPLOYEE BENEFIT PLANS (Continued)

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

	Target	Actual
	2011	2011	2010

Equity securities	70%	65%	68%
Debt securities	27%	29%	29%
Cash and marketable securities	3%	6%	3%

Total	100%	100%	100%

The table below provides the fair values of the Pension Plans’ assets as of September 30, 2011, by asset category. The table below identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for additional information regarding the level categories).

	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity Securities
Domestic large-cap	$14,055			$14,055
Domestic mid-cap	3,046			3,046
Domestic small-cap	1,282			1,282
International	4,786			4,786
Other	640			640
Fixed Income Securities				-
Mutual funds	4,419			4,419
Corporate bonds		$3,656		3,656
Certificated of deposit		1,261		1,261
U.S. Treasuries	1,138			1,138
Mortgage-backed		408		408
Cash and cash equivalents	2,186			2,186
Other		58		58

	$31,552	$5,383	$-	$36,935

8. EMPLOYEE BENEFIT PLANS (Continued)

Contributions and Benefit Payments. We made total contributions of $1,301, $1,131, and $1,130 to the 401(k) Plans during the years ended September 30, 2011, 2010 and 2009, respectively.

During the year ending September 30, 2012, we expect to contribute approximately $9,300 to the Pension Plans and approximately $527 to the SERP. The table below sets forth expected future benefit payments for the years ending September 30:

Years ending September 30:	Pension Plans	SERP

2012	$1,841	$524
2013	2,031	606
2014	2,149	593
2015	2,267	804
2016	2,511	784
2017-2021	16,280	3,588

9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices and production facilities for our Aerospace Equipment segment under operating leases with lease periods extending through 2025. Certain of our operating leases contain step rent provisions and escalation clauses and also provide for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Total rental expense under operating leases was $2,239, $2,153, and $2,114 for the years ended September 30, 2011, 2010, and 2009, respectively.

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2011, are as follows:

Years ending September 30:
2012	1,863
2013	1,663
2014	1,604
2015	1,495
2016	1,485
Thereafter	3,557

Total	$11,667

Purchase Commitments. Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2011, our purchase commitments were not material.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2014, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $4,900 as of September 30, 2011.

9. COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Matters.

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. At the time, the EPA stated that its intention was to publish a proposed regulation and analyses for public review and comment within 24 months, and, if a regulation is adopted, to promulgate a final regulation within 18 months after publication of its proposal. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

Notwithstanding these facts, and at the direction of NDEP and the U.S. Environmental Protection Agency (the “EPA”), we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In 2002, we conducted a pilot test and in the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal

9. COMMITMENTS AND CONTINGENCIES (Continued)

2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

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

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that

9. COMMITMENTS AND CONTINGENCIES (Continued)

the Expansion Project will be placed in service during the fiscal year ending September 30, 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

As of September 30, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $22,200 to approximately $47,200. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2011, the accrued amount was $26,173, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the year ended September 30, 2011 is shown below:

Balance, September 30, 2010	$23,870
Additions or adjustments	6,000
Expenditures	(3,697)

Balance, September 30, 2011	$26,173

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

Specialty Chemicals. Our Specialty Chemicals segment manufactures and sells: (i) perchlorate chemicals, principally ammonium perchlorate, which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite

10. SEGMENT INFORMATION (Continued)

transportation and national defense programs, (ii) sodium azide, a chemical used in pharmaceutical manufacturing, and (iii) Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

Aerospace Equipment. Our Aerospace Equipment segment includes the operating results of our wholly-owned subsidiary Ampac-ISP Corp. and its wholly-owned subsidiaries (collectively, “AMPAC ISP”). AMPAC ISP is a major U.S. and European manufacturer of monopropellant and bipropellant liquid propulsion thrusters, valves, structures and propulsion systems. These components are used on commercial satellites, launch vehicles, targets, interceptors and deep space probes.

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

	2011	2010	2009

Fine chemicals customer	17%	18%	24%
Specialty chemicals customer		14%	15%
Specialty chemicals customer	18%	15%	11%

The following provides financial information about our segment operations for the fiscal years ended September 30:

	2011	2010	2009

Revenues:
Fine Chemicals	$89,497	$69,632	$95,484
Specialty Chemicals	66,905	62,611	62,210
Aerospace Equipment	48,941	37,608	33,488
Other Businesses	4,312	6,341	5,966

Total Revenues	$209,655	$176,192	$197,148

Segment Operating Income (Loss):
Fine Chemicals	$(6,283)	$(7,583)	$2,299
Specialty Chemicals	35,600	30,571	26,189
Aerospace Equipment	3,715	(265)	3,012
Other Businesses	(1,308)	(206)	195

Total Segment Operating Income	31,724	22,517	31,695
Corporate Expenses	(14,443)	(15,847)	(16,167)
Environmental Remediation Charges	(6,000)	-	(13,700)

Operating Income	$11,281	$6,670	$1,828

10. SEGMENT INFORMATION (Continued)

	2011	2010	2009

Depreciation and Amortization:
Fine Chemicals	$12,473	$12,997	$12,943
Specialty Chemicals	1,136	1,148	1,274
Aerospace Equipment	1,158	1,649	1,461
Other Businesses	17	16	12
Corporate	432	635	476

Total	$15,216	$16,445	$16,166

Capital Expenditures:
Fine Chemicals	$11,153	$10,614	$6,438
Specialty Chemicals	757	1,047	1,503
Aerospace Equipment	1,219	1,618	1,318
Other Businesses	8	12	13
Corporate	14	71	186

Total	$13,151	$13,362	$9,458

Assets, at year end:
Fine Chemicals	$144,003	$137,252	$143,600
Specialty Chemicals	19,785	39,411	25,237
Aerospace Equipment	38,844	29,899	27,769
Other Businesses	5,064	4,395	8,233
Corporate	60,954	64,786	60,002

Total	$268,650	$275,743	$264,841

Substantially all of our operations are located in the United States. Our operations in the U.K. and Ireland represent less than 10% of our consolidated assets, revenues and net income. Export sales consist mostly of fine chemicals and water treatment equipment sales. For the year ended September 30, 2011, sales outside the U.S. represented 27% of consolidated revenues, with no individual country representing more than 10%. For the year ended September 30, 2010, sales outside the U.S. represented 18% of consolidated revenues, with no individual country representing more than 10%. For the year ended September 30, 2009, sales outside the U.S. represented 26% of consolidated revenues, with no individual country representing more than 10%.

11. GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the year ended September 30, 2011, our Fine Chemicals segment reported other operating gains of $2,929 that resulted from the resolution of gain contingencies. The total reported gain is comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the year ended September 30, 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during our fiscal year ending September 30, 2012. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the year ended September 30, 2011, we received from the former owner cash consideration in the amount of $258 for a limited release of liability of the former owner with respect to one of the completed projects.

12. INTEREST AND OTHER INCOME, NET

Interest and other income, net, consists of the following:

	2011	2010	2009

Interest Income	$231	$58	$150
Currency Gains (Losses) and Other	(57)	(13)	(4)

	$174	$45	$146

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

Condensed Consolidating Balance Sheet - September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$30,126	$577	$-	$30,703
Accounts Receivable, Net	-	41,661	5,247	(552)	46,356
Inventories	-	37,992	1,162	-	39,154
Prepaid Expenses and Other Assets	-	3,739	402	-	4,141
Income Taxes Receivable and Deferred Income Taxes	-	7,693	-	-	7,693

Total Current Assets	-	121,211	7,388	(552)	128,047
Property, Plant and Equipment, Net	-	110,164	2,068	-	112,232
Intangible Assets, Net	-	-	585	-	585
Goodwill	-	-	2,930	-	2,930
Deferred Income Taxes	-	14,724	64	-	14,788
Other Assets	-	9,432	636	-	10,068
Intercompany Advances	73,940	5,179	-	(79,119)	-
Investment in Subsidiaries, Net	80,767	4,861	-	(85,628)	-

Total Assets	$154,707	$265,571	$13,671	$(165,299)	$268,650

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$27,918	$2,059	$(552)	$29,425
Environmental Remediation Reserves	-	11,999	-	-	11,999
Deferred Revenues and Customer Deposits	-	11,204	1,526	-	12,730
Current Portion of Long-Term Debt	-	23	46	-	69
Intercompany Advances	-	73,940	5,179	(79,119)	-

Total Current Liabilities	-	125,084	8,810	(79,671)	54,223
Long-Term Debt	105,000	34	-	-	105,034
Environmental Remediation Reserves	-	14,174	-	-	14,174
Pension Obligations and Other Long-Term Liabilities	-	45,512	-	-	45,512

Total Liabilities	105,000	184,804	8,810	(79,671)	218,943
Total Stockholders’ Equity	49,707	80,767	4,861	(85,628)	49,707

Total Liabilities and Stockholders’ Equity	$154,707	$265,571	$13,671	$(165,299)	$268,650

13.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet - September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$22,991	$994	$-	$23,985
Accounts Receivable, Net	-	48,194	6,054	(2,348)	51,900
Inventories	-	34,968	1,158	-	36,126
Prepaid Expenses and Other Assets	-	1,249	293	-	1,542
Income Taxes Receivable and Deferred Income Taxes	-	13,474	-	-	13,474

Total Current Assets	-	120,876	8,499	(2,348)	127,027
Property, Plant and Equipment, Net	-	111,946	1,927	-	113,873
Intangible Assets, Net	-	537	883	-	1,420
Goodwill	-	-	2,933	-	2,933
Deferred Income Taxes	-	20,222	32	-	20,254
Other Assets	-	9,945	291	-	10,236
Intercompany Advances	91,545	4,896	-	(96,441)	-
Investment in Subsidiaries, Net	77,112	4,817	-	(81,929)	-

Total Assets	$168,657	$273,239	$14,565	$(180,718)	$275,743

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$23,931	$3,916	$(2,348)	$25,499
Environmental Remediation Reserves	-	8,694	-	-	8,694
Deferred Revenues and Customer Deposits	-	17,927	842	-	18,769
Current Portion of Long-Term Debt	-	21	49	-	70
Intercompany Advances	-	91,545	4,896	(96,441)	-

Total Current Liabilities	-	142,118	9,703	(98,789)	53,032
Long-Term Debt	105,000	57	45	-	105,102
Environmental Remediation Reserves	-	15,176	-	-	15,176
Pension Obligations and Other Long-Term Liabilities	-	38,776	-	-	38,776

Total Liabilities	105,000	196,127	9,748	(98,789)	212,086
Total Stockholders’ Equity	63,657	77,112	4,817	(81,929)	63,657

Total Liabilities and Stockholders’ Equity	$168,657	$273,239	$14,565	$(180,718)	$275,743

Condensed Consolidating Statement of Operations - Year Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$-	$198,959	$11,222	$(526)	$209,655
Cost of Revenues	-	143,567	7,621	(526)	150,662

Gross Profit	-	55,392	3,601	-	58,993
Operating Expenses	-	44,302	3,410	-	47,712

Operating Income	-	11,090	191	-	11,281
Interest and Other Income, Net	10,464	425	(251)	(10,464)	174
Interest Expense	10,464	10,517	4	(10,464)	10,521

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	998	(64)	-	934
Income Tax Expense (Benefit)	-	8,292	(122)	-	8,170

Income before
Equity Account for Subsidiaries	-	(7,294)	58	-	(7,236)
Equity Account for Subsidiaries	(7,236)	58	-	7,178	-

Net Income	$(7,236)	$(7,236)	$58	$7,178	$(7,236)

13.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations - Year Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$-	$165,489	$10,842	$(139)	$176,192
Cost of Revenues	-	114,570	7,046	(139)	121,477

Gross Profit	-	50,919	3,796	-	54,715
Operating Expenses	-	43,785	4,260	-	48,045

Operating Income (Loss)	-	7,134	(464)	-	6,670
Interest and Other Income, Net	10,533	317	(272)	(10,533)	45
Interest Expense	10,533	10,650	6	(10,533)	10,656

Loss before Income Tax and
Equity Account for Subsidiaries	-	(3,199)	(742)	-	(3,941)
Income Tax Expense (Benefit)	-	(624)	(40)	-	(664)

Net Loss before
Equity Account for Subsidiaries	-	(2,575)	(702)	-	(3,277)
Equity Account for Subsidiaries	(3,277)	(702)	-	3,979	-

Net Loss	$(3,277)	$(3,277)	$(702)	$3,979	$(3,277)

Condensed Consolidating Statement of Operations - Year Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$-	$187,854	$9,492	$(198)	$197,148
Cost of Revenues	-	129,851	6,642	(198)	136,295

Gross Profit	-	58,003	2,850	-	60,853
Operating Expenses	-	55,921	3,104	-	59,025

Operating Income (Loss)	-	2,082	(254)	-	1,828
Interest and Other Income, Net	10,668	185	(2)	(10,705)	146
Interest Expense	10,668	10,723	49	(10,705)	10,735

Loss before Income Tax and
Equity Account for Subsidiaries	-	(8,456)	(305)	-	(8,761)
Income Tax Expense (Benefit)	-	(2,906)	104	-	(2,802)

Net Loss before
Equity Account for Subsidiaries	-	(5,550)	(409)	-	(5,959)
Equity Account for Subsidiaries	(5,959)	(409)	-	6,368	-

Net Loss	$(5,959)	$(5,959)	$(409)	$6,368	$(5,959)

Condensed Consolidating Statement of Cash Flows - Year Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$-	$21,270	$(527)	$-	$20,743

Cash Flows from Investing Activities:
Capital expenditures	-	(13,002)	(149)	-	(13,151)

Net Cash Used in Investing Activities	-	(13,002)	(149)	-	(13,151)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(21)	(49)	-	(70)
Debt issuance costs	(878)	-	-	-	(878)
Issuance of common stock	48	-	-	-	48
Intercompany advances, net	830	(1,113)	283	-	-

Net Cash Provided (Used) by Financing Activities	-	(1,134)	234	-	(900)

Effect of Changes in Currency Exchange Rates	-	-	26	-	26
Net Change in Cash and Cash Equivalents	-	7,134	(416)	-	6,718
Cash and Cash Equivalents, Beginning of Period	-	22,991	994	-	23,985

Cash and Cash Equivalents, End of Period	$-	$30,125	$578	$-	$30,703

13.	GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows - Year Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash Provided (Used) by Operating Activities	$-	$22,378	$(1,603)	$-	$20,775

Cash Flows from Investing Activities:
Capital expenditures	-	(12,449)	(913)	-	(13,362)
Other	-	10	-	-	10

Net Cash Used in Investing Activities	-	(12,439)	(913)	-	(13,352)

Cash Flows from Financing Activities:
Payments of long-term debt	(4,900)	(119)	(45)	-	(5,064)
Issuance of common stock, net of tax benefit	11	-	-	-	11
Intercompany advances, net	4,889	(6,875)	1,986	-	-

Net Cash Provided (Used) by Financing Activities	-	(6,994)	1,941	-	(5,053)

Effect of Changes in Currency Exchange Rates	-	-	(66)	-	(66)
Net Change in Cash and Cash Equivalents	-	2,945	(641)	-	2,304
Cash and Cash Equivalents, Beginning of Period	-	20,046	1,635	-	21,681

Cash and Cash Equivalents, End of Period	$-	$22,991	$994	$-	$23,985

Condensed Consolidating Statement of Cash Flows - Year Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash Provided by Operating Activities	$-	$10,101	$1,041	$-	$11,142

Cash Flows from Investing Activities:
Acquisition of business	-	(7,196)	471	-	(6,725)
Capital expenditures	-	(8,741)	(717)	-	(9,458)

Net Cash Used in Investing Activities	-	(15,937)	(246)	-	(16,183)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(275)	(73)	-	(348)
Issuance of common stock	32	-	-	-	32
Intercompany advances, net	(32)	(507)	539	-	-

Net Cash Provided (Used) by Financing Activities	-	(782)	466	-	(316)

Effect of Changes in Currency Exchange Rates	-	-	145	-	145
Net Change in Cash and Cash Equivalents	-	(6,618)	1,406	-	(5,212)
Cash and Cash Equivalents, Beginning of Period	-	26,664	229	-	26,893

Cash and Cash Equivalents, End of Period	$-	$20,046	$1,635	$-	$21,681