Form 10-Q
period 2011-12-31
AMERICAN PACIFIC CORP
filed 2012-02-09
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2012 was 7,612,091.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended December 31,
	2011	2010

Revenues	$51,282	$35,184
Cost of Revenues	35,773	28,568

Gross Profit	15,509	6,616
Operating Expenses	12,131	11,423
Other Operating Gains	14	1,337

Operating Income (Loss)	3,392	(3,470)
Interest Income and Other (Expense), Net	(227)	(133)
Interest Expense	2,639	2,714

Income (Loss) before Income Tax	526	(6,317)
Income Tax Expense (Benefit)	375	(2,698)

Net Income (Loss)	$151	$(3,619)

Income (Loss) per Share:
Basic	$0.02	$(0.48)
Diluted	$0.02	$(0.48)

Weighted-Average Shares Outstanding:
Basic	7,540,000	7,504,000
Diluted	7,621,000	7,504,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31, 2011	September 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,245	$30,703
Accounts Receivable, Net	57,411	46,356
Inventories	43,806	39,154
Prepaid Expenses and Other Assets	4,608	4,141
Income Taxes Receivable	153	161
Deferred Income Taxes	7,532	7,532

Total Current Assets	131,755	128,047
Property, Plant and Equipment, Net	109,636	112,232
Intangible Assets, Net	497	585
Goodwill	2,790	2,930
Deferred Income Taxes	14,521	14,788
Other Assets	10,420	10,068

TOTAL ASSETS	$269,619	$268,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,787	$13,528
Accrued Liabilities	5,084	5,839
Accrued Interest	3,975	1,589
Employee Related Liabilities	6,485	8,410
Income Taxes Payable	134	59
Deferred Revenues and Customer Deposits	21,605	12,730
Current Portion of Environmental Remediation Reserves	11,883	11,999
Current Portion of Long-Term Debt	54	69

Total Current Liabilities	60,007	54,223
Long-Term Debt	105,028	105,034
Environmental Remediation Reserves	13,780	14,174
Pension Obligations	39,261	43,863
Other Long-Term Liabilities	1,662	1,649

Total Liabilities	219,738	218,943

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	—	—
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,612,091 and 7,559,591 issued and outstanding	761	756
Capital in Excess of Par Value	73,621	73,412
Accumulated Deficit	(365)	(516)
Accumulated Other Comprehensive Loss	(24,136)	(23,945)

Total Stockholders’ Equity	49,881	49,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,619	$268,650

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Three Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$151	$(3,619)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization	3,682	3,739
Non-cash interest expense	191	297
Share-based compensation	217	100
Deferred income taxes	264	(10)
Gain on sale of assets	(25)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,175)	18,970
Inventories	(4,601)	(2,118)
Prepaid expenses and other current assets	(473)	(2,481)
Accounts payable	(2,703)	1,588
Income taxes	85	(611)
Accrued liabilities	(740)	87
Accrued interest	2,386	2,363
Employee related liabilities	(1,912)	(852)
Deferred revenues and customer deposits	8,898	(5,418)
Environmental remediation reserves	(510)	(517)
Pension obligations, net	(4,602)	(2,099)
Other	(403)	(172)

Net Cash Provided (Used) by Operating Activities	(11,270)	9,247

Cash Flows from Investing Activities:
Capital expenditures	(1,278)	(2,493)
Other investing activities	120	—

Net Cash Used by Investing Activities	(1,158)	(2,493)

Cash Flows from Financing Activities:
Payments of long-term debt	(20)	(16)

Net Cash Used by Financing Activities	(20)	(16)

Effect of Changes in Currency Exchange Rates on Cash	(10)	(18)

Net Change in Cash and Cash Equivalents	(12,458)	6,720
Cash and Cash Equivalents, Beginning of Period	30,703	23,985

Cash and Cash Equivalents, End of Period	$18,245	$30,705

Cash Paid (Received) For:
Interest	$62	$54
Income taxes	13	(2,095)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	298	2,243

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011. The operating results and cash flows for the three-month period ended December 31, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies and Principles of Consolidation. A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated.

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of December 31, 2011 to be approximately $100,013 based on level 2 data as of the trade date closest to December 31, 2011, which was January 3, 2012. We estimated the fair value of our fixed-rate long-term debt as of September 30, 2011 to be approximately $96,600 based on level 1 data which was a trade on September 30, 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended December 31,
	2011	2010
Classified as cost of revenues
Depreciation	$3,479	$3,259
Classified as operating expenses
Depreciation	129	145
Amortization	74	335

Total	$3,682	$3,739

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $22,604 and $24,040 as of December 31, 2011 and September 30, 2011, respectively.

Recently Issued or Adopted Accounting Standards. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, which amended Topic 350, Intangibles, Goodwill and Other. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This standard becomes effective for our annual and interim period goodwill impairment tests performed in our fiscal year beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of December 31, 2011, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of December 31, 2011, there were 312,700 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

A summary of our outstanding and non-vested stock option and restricted stock activity for the three months ended December 31, 2011 is as follows:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Outstanding and Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Balance, September 30, 2011	621,976	$8.47	147,826	$4.35	31,328	$8.11
Granted	98,500	7.61	98,500	3.46	52,500	7.61
Vested	—	—	(98,829)	4.66	(19,331)	8.70
Exercised	—	—	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, December 31, 2011	720,476	8.35	147,497	3.55	64,497	7.52

A summary of our exercisable stock options as of December 31, 2011 is as follows:

Number of vested stock options	572,979
Weighted-average exercise price per share	$8.58
Aggregate intrinsic value	$4,915
Weighted-average remaining contractual term in years	4.8

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

2.	SHARE-BASED COMPENSATION (continued)

	Three Months Ended December 31,
	2011	2010
Weighted-average grant date fair value per share of options granted	$3.46	$—
Significant fair value assumptions:
Expected term in years	5.70	—
Expected volatility	49%	—
Expected dividends	0%	—
Risk-free interest rates	0.85%	—
Total intrinsic value of options exercised	$—	$—
Aggregate cash received for option exercises	$—	$—

Compensation cost (included in operating expenses)
Stock options	$125	$78
Restricted stock	92	22

Total	217	100
Tax benefit recognized	40	18

Net compensation cost	$177	$82

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$281	$220
Restricted stock	$323	$66
Weighted-average years to be recognized
Stock options	1.8	1.3
Restricted stock	1.9	1.3

3.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	December 31, 2011	September 30, 2011
Finished goods	$6,481	$3,227
Work-in-process	23,512	19,870
Raw materials and supplies	12,541	13,875
Deferred cost of revenues	2,340	2,182
Under(over) applied manufacturing overhead costs	(1,068)	—

Total	$43,806	$39,154

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

Intangible Assets. Intangible assets consist of the following:

	December 31, 2011	September 30, 2011
Customer relationships	$8,939	$8,970
Less accumulated amortization	(8,442)	(8,385)

	$497	$585

3.	SELECTED BALANCE SHEET DATA (continued)

Customer relationships are assets of our Fine Chemicals (fully amortized as of May 2011) and Aerospace Equipment segments and are subject to amortization. Amortization expense was $74 and $335 for the three months ended December 31, 2011 and 2010, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. Changes in the reported value for goodwill are a result of fluctuations in the underlying foreign currency translation rate.

4.	COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended December 31,
	2011	2010
Net Income (Loss)	$151	$(3,619)
Other Comprehensive Loss -
Foreign currency translation adjustment	(191)	(116)

Comprehensive Loss	$(40)	$(3,735)

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2011	2011
Cumulative currency translation adjustment	$(666)	$(475)
Unamortized benefit plan costs, net of tax of $10,993	(23,470)	(23,470)

Total	$(24,136)	$(23,945)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share are as follows:

	Three Months Ended December 31,
	2011	2010
Net Income (Loss)	$151	$(3,619)

Basic weighted-average shares	7,540,000	7,504,000

Diluted:
Weighted-average shares, basic	7,540,000	7,504,000
Dilutive effect of stock options	81,000	—

Weighted-average shares, diluted	7,621,000	7,504,000

Basic earnings (loss) per share	$0.02	$(0.48)
Diluted earnings (loss) per share	$0.02	$(0.48)

As of December 31, 2011, we had an aggregate of 477,963 antidilutive options and unvested restricted shares outstanding. As of December 31, 2010, we had an aggregate of 679,504 antidilutive options and unvested restricted shares outstanding.

6.	DEBT

Our outstanding debt balances consist of the following:

	December 31, 2011	September 30, 2011
Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	82	103

Total Debt	105,082	105,103
Less Current Portion	(54)	(69)

Total Long-term Debt	$105,028	$105,034

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

On December 31, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $20,000, and were not subject to compliance with the financial covenants.

Debt Issue Costs. In connection with the issuance of the Senior Notes and ABL Credit Facility, we incurred debt issuance costs of approximately $4,814 and $878, respectively, which were capitalized and classified as other assets on our consolidated balance sheets. These costs are being amortized as additional interest expense over the respective terms of the instruments.

Letters of Credit. As of December 31, 2011, we had $741 in outstanding standby letters of credit which mature through October 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflects (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. This change in estimate reflects (i) a reduction in the estimated life of the project by four years, offset by (ii) an increase in the estimated annual O&M cost to approximately $1,900 per year once the Expansion Project is placed in service. We anticipate that the Expansion Project will be placed in service during the fiscal year ending September 30, 2012. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

As of December 31, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $21,700 to approximately $46,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2011, the accrued amount was $25,663, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the three-month period ended December 31, 2011 is shown below:

Balance, September 30, 2011	$26,173
Additions or adjustments	—
Expenditures	(510)

Balance, December 31, 2011	$25,663

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet-General Corporation (“Aerojet”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC (predecessor in interest to Ampac Fine Chemicals LLC) as part of its operations, CERCLA, among other things, provides for joint and several liability for environmental liabilities including, for example, environmental remediation expenses.

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, performing energetic chemistries at commercial scale, and manufacturing Schedule II controlled substances.

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

	Three Months Ended December 31,
	2011	2010
Fine chemicals customer	24%	12%
Fine chemicals customer		15%
Specialty chemicals customer	19%	13%

8.	SEGMENT INFORMATION (continued)

The following provides financial information about our segment operations:

	Three Months Ended December 31,
	2011	2010
Revenues:
Fine Chemicals	$21,475	$13,889
Specialty Chemicals	14,220	9,041
Aerospace Equipment	12,797	11,452
Other Businesses	2,790	802

Total Revenues	$51,282	$35,184

Segment Operating Income (Loss):
Fine Chemicals	$(1,187)	$(3,633)
Specialty Chemicals	7,644	3,557
Aerospace Equipment	881	678
Other Businesses	(72)	(321)

Total Segment Operating Income (Loss)	7,266	281
Corporate Expenses	(3,874)	(3,751)

Operating Income (Loss)	$3,392	$(3,470)

Depreciation and Amortization:
Fine Chemicals	$3,040	$3,237
Specialty Chemicals	235	118
Aerospace Equipment	309	261
Other Businesses	4	4
Corporate	94	119

Total Depreciation and Amortization	$3,682	$3,739

9.	INCOME TAXES

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

As of both December 31, 2011 and September 30, 2011, our recorded liability for unrecognized tax benefits was $1,246, of which $386 would affect our effective tax rate if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2012. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2012.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and September 30, 2011, we had accrued $626 and $613, respectively, for the payment of tax-related interest and penalties. For the three months ended December 31, 2011 and 2010, income tax expense (benefit) includes an expense of $13 and $18, respectively, for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2002.

10.	DEFINED BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated, (the “SERP”) that includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

Net periodic pension cost consists of the following:

	Three Months Ended December 31,
	2011	2010
Pension Plans:
Service Cost	$720	$616
Interest Cost	963	878
Expected Return on Plan Assets	(770)	(722)
Recognized Actuarial Losses	597	420
Amortization of Prior Service Costs	18	15

Net Periodic Pension Cost	$1,528	$1,207

Supplemental Executive Retirement Plan:
Service Cost	$110	$81
Interest Cost	93	89
Expected Return on Plan Assets	—	—
Recognized Actuarial Losses	—	—
Amortization of Prior Service Costs	105	105

Net Periodic Pension Cost	$308	$275

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

Contributions and Benefit Payments. For the three months ended December 31, 2011, we contributed $6,272 to the Pension Plans to fund benefit payments and anticipate making approximately $3,048 in additional contributions through September 30, 2012. For the three months ended December 31, 2011, we contributed $165 to the SERP to fund benefit payments and anticipate making approximately $362 in additional contributions through September 30, 2012.

11.	GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the three months ended December 31, 2011 and 2010, our Fine Chemicals segment reported other operating gains of $14 and $1,337, respectively, that resulted from the resolution of gain contingencies. The total reported gains are comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the three months ended December 31, 2010, we received $1,079 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during our fiscal year ending September 30, 2012. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the three months ended December 31, 2011 and 2010, we received from the former owner cash consideration in the amounts of $14 and $258, respectively, for a limited release of liability of the former owner with respect to one of the completed projects.

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

Condensed Consolidating Statement o0f Operations - Three Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$48,584	$2,867	$(169)	$51,282
Cost of Revenues	—	34,073	1,869	(169)	35,773

Gross Profit	—	14,511	998	—	15,509
Operating Expenses, Net	—	11,189	928	—	12,117

Operating Income	—	3,322	70	—	3,392
Interest and Other Income	2,614	24	(251)	(2,614)	(227)
Interest Expense	2,614	2,638	1	(2,614)	2,639

Income (Loss) before Income Tax and Equity Account for Subsidiaries	—	708	(182)	—	526
Income Tax Benefit	—	305	70	—	375

Income (Loss) before Equity Account for Subsidiaries	—	403	(252)	—	151
Equity Account for Subsidiaries	151	(252)	—	101	—

Net Income (Loss)	$151	$151	$(252)	$101	$151

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Three Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$32,902	$2,360	$(78)	$35,184
Cost of Revenues	—	27,209	1,437	(78)	28,568

Gross Profit	—	5,693	923	—	6,616
Operating Expenses, Net	—	9,296	790	—	10,086

Operating Income (Loss)	—	(3,603)	133	—	(3,470)
Interest and Other Income	2,696	53	(186)	(2,696)	(133)
Interest Expense	2,696	2,713	1	(2,696)	2,714

Loss before Income Tax and Equity Account for Subsidiaries	—	(6,263)	(54)	—	(6,317)
Income Tax Benefit	—	(2,745)	47	—	(2,698)

Loss before Equity Account for Subsidiaries	—	(3,518)	(101)	—	(3,619)
Equity Account for Subsidiaries	(3,619)	(101)	—	3,720	—

Net Loss	$(3,619)	$(3,619)	$(101)	$3,720	$(3,619)

Condensed Consolidating Balance Sheet - December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$17,584	$661	$—	$18,245
Accounts Receivable, Net	—	52,378	5,941	(908)	57,411
Inventories	—	42,703	1,103	—	43,806
Prepaid Expenses and Other Assets	—	4,221	387	—	4,608
Income Taxes Receivable and Deferred Income Taxes	—	7,685	—	—	7,685

Total Current Assets	—	124,571	8,092	(908)	131,755
Property, Plant and Equipment, Net	—	107,603	2,033	—	109,636
Intangible Assets, Net	—	—	497	—	497
Goodwill	—	—	2,790	—	2,790
Deferred Income Taxes	—	14,451	70	—	14,521
Other Assets	—	9,952	468	—	10,420
Intercompany Advances	73,940	5,658	—	(79,598)	—
Investment in Subsidiaries, Net	80,941	4,417	—	(85,358)	—

Total Assets	$154,881	$266,652	$13,950	$(165,864)	$269,619

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$25,086	$2,287	$(908)	$26,465
Environmental Remediation Reserves	—	11,883	—	—	11,883
Deferred Revenues and Customer Deposits	—	20,047	1,558	—	21,605
Current Portion of Long-Term Debt	—	24	30	—	54
Intercompany Advances	—	73,940	5,658	(79,598)	—

Total Current Liabilities	—	130,980	9,533	(80,506)	60,007
Long-Term Debt	105,000	28	—	—	105,028
Environmental Remediation Reserves	—	13,780	—	—	13,780
Pension Obligations and Other Long-Term Liabilities	—	40,923	—	—	40,923

Total Liabilities	105,000	185,711	9,533	(80,506)	219,738
Total Stockholders’ Equity	49,881	80,941	4,417	(85,358)	49,881

Total Liabilities and Stockholders’ Equity	$154,881	$266,652	$13,950	$(165,864)	$269,619

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$—	$30,126	$577	$—	$30,703
Accounts Receivable, Net	—	41,661	5,247	(552)	46,356
Inventories	—	37,992	1,162	—	39,154
Prepaid Expenses and Other Assets	—	3,739	402	—	4,141
Income Taxes Receivable and Deferred Income Taxes	—	7,693	—	—	7,693

Total Current Assets	—	121,211	7,388	(552)	128,047
Property, Plant and Equipment, Net	—	110,164	2,068	—	112,232
Intangible Assets, Net	—	—	585	—	585
Goodwill	—	—	2,930	—	2,930
Deferred Income Taxes	—	14,724	64	—	14,788
Other Assets	—	9,432	636	—	10,068
Intercompany Advances	73,940	5,179	—	(79,119)	—
Investment in Subsidiaries, Net	80,767	4,861	—	(85,628)	—

Total Assets	$154,707	$265,571	$13,671	$(165,299)	$268,650

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$—	$27,918	$2,059	$(552)	$29,425
Environmental Remediation Reserves	—	11,999	—	—	11,999
Deferred Revenues and Customer Deposits	—	11,204	1,526	—	12,730
Current Portion of Long-Term Debt	—	23	46	—	69
Intercompany Advances	—	73,940	5,179	(79,119)	—

Total Current Liabilities	—	125,084	8,810	(79,671)	54,223
Long-Term Debt	105,000	34	—	—	105,034
Environmental Remediation Reserves	—	14,174	—	—	14,174
Pension Obligations and Other Long-Term Liabilities	—	45,512	—	—	45,512

Total Liabilities	105,000	184,804	8,810	(79,671)	218,943
Total Stockholders’ Equity	49,707	80,767	4,861	(85,628)	49,707

Total Liabilities and Stockholders’ Equity	$154,707	$265,571	$13,671	$(165,299)	$268,650

Condensed Consolidating Statement of Cash Flows - Three Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash Used by Operating Activities	$—	$(10,938)	$(332)	$—	$(11,270)

Cash Flows from Investing Activities:
Capital expenditures	—	(1,239)	(39)	—	(1,278)
Other investing activities	—	120	—		120

Net Cash Used by Investing Activities	—	(1,119)	(39)	—	(1,158)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(6)	(14)	—	(20)
Intercompany advances, net	—	(479)	479	—	—

Net Cash Provided (Used) by Financing Activities	—	(485)	465	—	(20)

Effect of Changes in Currency Exchange Rates	—	—	(10)		(10)

Net Change in Cash and Cash Equivalents	—	(12,542)	84	—	(12,458)
Cash and Cash Equivalents, Beginning of Period	—	30,126	577	—	30,703

Cash and Cash Equivalents, End of Period	$—	$17,584	$661	$—	$18,245

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows - Three Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$—	$8,409	$838	$—	$9,247

Cash Flows from Investing Activities:
Capital expenditures	—	(2,238)	(255)	—	(2,493)

Net Cash Used by Investing Activities	—	(2,238)	(255)	—	(2,493)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(4)	(12)	—	(16)
Intercompany advances, net	—	(150)	150	—	—

Net Cash Provided (Used) by Financing Activities	—	(154)	138	—	(16)

Effect of Changes in Currency Exchange Rates	—	—	(18)		(18)

Net Change in Cash and Cash Equivalents	—	6,017	703	—	6,720
Cash and Cash Equivalents, Beginning of Period	—	22,991	994	—	23,985

Cash and Cash Equivalents, End of Period	$—	$29,008	$1,697	$—	$30,705

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding one of the significant factors that will affect comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for the fiscal year ending September 30, 2012, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the first fiscal quarter of the year ending September 30, 2012 (“Fiscal 2012”) as compared to the first fiscal quarter of the year ended September 30, 2011 (“Fiscal 2011”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2011 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2011.

OUR COMPANY

American Pacific Corporation and its predecessors have been engaged in chemical manufacturing since 1955. In order to diversify our business and leverage our strong technical and manufacturing capabilities, we have made three strategic acquisitions in recent years. Each of these acquisitions provided long-term customer relationships with sole-source and limited-source contracts and leading market positions.

•	On October 1, 2004, we acquired the former Atlantic Research Corporation’s liquid in-space propulsion business from Aerojet-General Corporation, which became our Aerospace Equipment segment.

•	On November 30, 2005, we acquired GenCorp Inc.’s fine chemicals business, through our wholly-owned subsidiary Ampac Fine Chemicals LLC, which is now our Fine Chemicals segment.

•

As of October 1, 2008, we further expanded our Aerospace Equipment segment with the acquisition of Marotta Holdings Limited (subsequently renamed Ampac ISP Holdings Limited) and its wholly-owned subsidiaries.

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

We are the only North American producer of ammonium perchlorate (“AP”) which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. Our Fine Chemicals segment is a leading custom manufacturer of APIs and registered intermediates for pharmaceutical and biotechnology companies. Our U.S.-based Aerospace Equipment operation is one of two major North American manufacturers of monopropellant and bipropellant liquid propulsion systems and thrusters for satellites, launch vehicles, and interceptors. Our European-based Aerospace Equipment operation designs, develops and manufactures liquid propulsion thrusters, high performance valves, pressure regulators, cold-gas propulsion systems, and precision structures for space applications, especially in the European space market.

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

Industry / Market	Products	Business Segments	Size (as a % of Fiscal 2011 Revenues)
Pharmaceuticals	• Active Pharmaceutical Ingredients • Registered Intermediates • Sodium Azide	• Fine Chemicals • Specialty Chemicals (Sodium Azide)	45%

Aerospace & Defense	• Perchlorates • Satellite Thrusters • Propulsion Systems • Aerospace Valves • Launch Vehicle Structures	• Specialty Chemicals (Perchlorates) • Aerospace Equipment	51%

Fire Suppression	• Halotron I • Halotron II	• Specialty Chemicals (Halotron)	2%

Water Treatment	• On-site Hypochlorite Generation Systems	• Other Businesses (PEPCON Systems)	2%

OUR BUSINESS SEGMENTS

Our operations comprise four reportable business segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended December 31,
	2011	2010

Fine Chemicals	42%	39%

Specialty Chemicals:
Perchlorates	24%	21%
Sodium Azide	2%	2%
Halotron	2%	3%

Total Specialty Chemicals	28%	26%

Aerospace Equipment	25%	33%

Other Businesses:
Real Estate	0%*	0%*
Water Treatment Equipment	5%	2%

Total Other Businesses	5%	2%

Total Revenues	100%	100%

*	less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The products we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. In addition, our Rancho Cordova, California facility, which is both U.S.-based and located within a secured industrial complex, has been granted registration with the Drug Enforcement Agency for the manufacture of Schedule II controlled substances.

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

Alliant Techsystems Inc. or “ATK” is a significant AP customer. We sell rocket-grade AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for rocket-grade AP and that requires ATK to purchase its rocket-grade AP requirements from us, subject to certain terms and conditions. The contract, which expires in 2013, provides fixed pricing in the form of a price volume matrix for annual rocket-grade AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations.

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

RESULTS OF OPERATIONS

REVENUES

	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Three Months Ended:
Fine Chemicals	$21,475	$13,889	$7,586	55%
Specialty Chemicals	14,220	9,041	5,179	57%
Aerospace Equipment	12,797	11,452	1,345	12%
Other Businesses	2,790	802	1,988	248%

Total Revenues	$51,282	$35,184	$16,098	46%

Fine Chemicals. Fine Chemicals segment revenues increased 55% in the Fiscal 2012 first quarter compared to the Fiscal 2011 first quarter primarily due to increased core products revenues from anti-viral products. AFC reported no revenues from anti-viral products in its Fiscal 2011 first quarter due to a gap between production campaigns. Increases in revenues from core products were partially offset by a decline in development products revenues in the Fiscal 2012 first quarter as compared to the prior fiscal year first quarter. The reported decline in development products revenues for the quarter results from timing between the quarters within the fiscal years. Development products are research products, products which are not yet commercialized, and products which are commercial but for which we are not the current commercial producer.

Specialty Chemicals. Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 87% and 81% of Specialty Chemicals segment revenues in the Fiscal 2012 and Fiscal 2011 first quarters, respectively.

The variance in Specialty Chemicals segment revenues reflects the following factors:

•	A 19% increase in perchlorate volume and a 47% increase in the related average price per pound for the Fiscal 2012 first quarter compared to the prior fiscal year first quarter.

•	Sodium azide revenues increased by approximately $200.

•	Halotron revenues decreased approximately $100.

The increase in perchlorate volume relates primarily to non-rocket grade perchlorates and occurred due to variance in the timing of customer requirements between the quarterly periods.

Typically, average unit price and unit volume fluctuate in inverse directions. However, the Fiscal 2011 first quarter included substantial revenue recognized for unit volume that was ordered and manufactured during the preceding year and priced lower based on the higher production volume from the preceding fiscal year. This carryover volume had the effect of temporarily lowering the average unit price during the Fiscal 2011 first quarter. Average unit price in the first quarter of Fiscal 2012 was not significantly impacted by carryover volume from the preceding fiscal year.

Aerospace Equipment. Aerospace Equipment segment revenues increased 12% in the Fiscal 2012 first quarter as compared to the prior year first quarter, with contributions from both the U.S. based and European based operations. Revenue from the in-space propulsion engines product line was the largest contributor to the increase. Growth in engine sales is due to the continued benefit of the expansion of the market base for this segment’s advanced bipropellant attitude control system engine, both in the U.S. and Europe. Increased revenue from engine sales was offset slightly by reduced revenue in the Fiscal 2012 first quarter for propulsion systems due to quarterly timing.

COST OF REVENUES AND GROSS PROFIT

	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Three Months Ended:
Revenues	$51,282	$35,184	$16,098	46%
Cost of Revenues	35,773	28,568	7,205	25%

Gross Profit	15,509	6,616	8,893	134%

Gross Margin	30%	19%

In addition to the factors detailed below, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments.

Fine Chemicals. Fine Chemicals segment operating loss was reduced to $1,187 for the Fiscal 2012 first quarter compared to $3,633 for the Fiscal 2011 first quarter. The reduction in the operating loss was largely attributed to an increase in production volume and an improvement in gross profit. During the Fiscal 2011 first quarter, AFC reported negative gross profit that resulted from very low production volume and the corresponding impact from manufacturing overhead rates and inventory valuation. During the Fiscal 2012 first quarter production volume was higher and gross profit improved compared to the Fiscal 2011 first quarter. AFC continues to implement process improvements which are designed to increase manufacturing throughput rates and lower unit production costs. While progress was made during the Fiscal 2012 first quarter, gross profit has not yet improved to targeted levels and as a result AFC continues to report a loss.

Specialty Chemicals. For the Fiscal 2012 first quarter the perchlorate product line comprised 87% of segment revenue compared to 81% in the prior fiscal year first quarter. This change in product mix is the primary factor that contributed to an eight point improvement in Specialty Chemicals segment gross margin. Specialty Chemicals segment operating income increased in the Fiscal 2012 first quarter compared to the prior fiscal year first quarter due to the higher perchlorate volume.

Aerospace Equipment. The Aerospace Equipment segment gross margin for the Fiscal 2012 first quarter improved two points compared to the Fiscal 2011 first quarter. Enhancements in customer and engineering support have resulted in improved gross margin performance on production programs for the U.S. based operations.

OPERATING EXPENSES

	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Three Months Ended:
Operating Expenses	$12,131	$11,423	$708	6%
Percentage of Revenues	24%	32%

For our Fiscal 2012 first quarter, operating expenses increased $708 to $12,131 from $11,423 for the prior fiscal year first quarter.

•	Aerospace Equipment segment operating expenses increased by approximately $400 primarily for additional investment in research and development activities.

•

Fine Chemicals segment, Other Businesses segment and Corporate operating expenses were generally consistent between the periods, with each increasing by approximately $100 reflecting numerous individually insignificant changes.

OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the Fiscal

2012 and Fiscal 2011 first quarters, our Fine Chemicals segment reported other operating gains of $14 and $1,337, respectively, that resulted from the resolution of gain contingencies. The total reported gains are comprised of the following two matters.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During the three months ended December 31, 2010, we received $1,079 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during Fiscal 2012. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the three months ended December 31, 2011 and 2010, we received from the former owner cash consideration in the amounts of $14 and $258, respectively, for a limited release of liability of the former owner with respect to one of the completed projects.

SEGMENT OPERATING INCOME (LOSS)

	December 31,		Favorable	Percentage
	2011	2010	(Unfavorable)	Change
Three Months Ended:
Fine Chemicals	$(1,187)	$(3,633)	$2,446	67%
Specialty Chemicals	7,644	3,557	4,087	115%
Aerospace Equipment	881	678	203	30%
Other Businesses	(72)	(321)	249	78%

Segment Operating Income	7,266	281	6,985	2,486%
Corporate Expenses	(3,874)	(3,751)	(123)	(3%)

Operating Income (Loss)	$3,392	$(3,470)	$6,862	NM

NM=Not meaningful

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results. Fluctuations in segment operating income or loss are driven by changes in segment revenues, gross profit and operating expenses. Each significant fluctuation in these items is discussed in greater detail above.

BACKLOG

Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $46,100 and $50,900 as of December 31, 2011 and September 30, 2011, respectively. We anticipate order backlog as of December 31, 2011 to be substantially filled during the next twelve months.

Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $39,702 and $46,800 as of December 31, 2011 and September 30, 2011, respectively. We anticipate order backlog as of December 31, 2011 to be substantially filled during the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur less frequently during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter. Specialty Chemicals segment backlog as of December 31, 2011, is atypically high relative to its annual sales volume.

Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $49,800 and $41,000, respectively, as of December 31, 2011, compared to total backlog and funded backlog of $58,400 and $48,700, respectively, as of September 30, 2011. We anticipate the majority of funded backlog as of December 31, 2011 to be completed during Fiscal 2012, with any remainder to be completed in the fiscal year ending September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Three Months Ended December 31,			Percentage
	2011	2010	Change	Change
Cash Provided (Used) By:
Operating activities	$(11,270)	$9,247	$(20,517)	NM
Investing activities	(1,158)	(2,493)	1,335	(54%)
Financing activities	(20)	(16)	(4)	25%
Effect of changes in exchange rates on cash	(10)	(18)	8	(44%)

Net change in cash for period	$(12,458)	$6,720	$(19,178)	NM

NM=Not meaningful

Operating Cash Flows – Operating activities used cash of $11,270 for the Fiscal 2012 first quarter compared to providing cash of $9,247 for the prior fiscal year first quarter, a decrease of $20,517.

Significant components of the change in cash flow from operating activities include:

•	An increase in cash due to the improvement in cash profits provided by our operations.

•	An increase in cash used for working capital accounts of $22,482, excluding the effects of interest and income taxes.

•	A decrease in cash income taxes refunded of $2,108.

•	An increase in cash used to fund pension obligations of $2,503.

•	Other increases in cash used by operating activities of $252.

The increase in cash used for working capital accounts includes several primary components. The Specialty Chemicals segment used cash for working capital during the Fiscal 2012 first quarter compared to generating significant cash from working capital during the Fiscal 2011 first quarter, resulting in a decrease in cash provided by working capital of approximately $26,300. Specialty Chemicals segment accounts receivable balances were unusually high at September 30, 2010, and as a result, cash flow generated by the collection of these balances in the Fiscal 2011 first quarter was also unusually high. Cash used by Fine Chemicals segment working capital accounts increased by approximately $2,300 consistent with the growth in business during the Fiscal 2012 first quarter. Cash used by Aerospace Equipment segment working capital accounts improved by approximately $5,300 largely because this segment is not experiencing the working capital growth requirements in the Fiscal 2012 first quarter at the magnitude that was required in the Fiscal 2011 first quarter.

During the Fiscal 2011 first quarter, we received income tax refunds from federal income tax carryback claims. This did not reoccur in the Fiscal 2012 first quarter, resulting in a decrease in income tax refunds when comparing the periods.

Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.

Investing Cash Flows – Capital expenditures in both the Fiscal 2012 and Fiscal 2011 first quarters were primarily associated with maintenance capital spending.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2011, we had cash of $18,245. Our primary source of working capital is cash flows from operations. In addition, as of December 31, 2011, we had availability of approximately $20,000 under our asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. For further discussion of this facility, see below under the heading “ABL Credit Facility”. We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

In contemplating the adequacy of our liquidity and available capital, we consider factors such as:

•	current results of operations, cash flows and backlog;

•	anticipated changes in operating trends, including anticipated changes in revenues and profits;

•	cash requirements related to our debt agreements and pension plans; and

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

On December 31, 2011, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $20,000, and were not subject to compliance with the financial covenants.

Letters of Credit. As of December 31, 2011, we had $741 in outstanding standby letters of credit which mature through October 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

Benefit obligations are measured annually as of September 30. As of September 30, 2011, the Pension Plans had an unfunded benefit obligation of $36,448. For Fiscal 2011, we made contributions to the Pension Plans in the amount of $5,823. We anticipate making Pension Plan contributions in the amount of approximately $9,320 during Fiscal 2012. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2011 would increase our minimum funding obligations for Fiscal 2012 by approximately $317.

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

During Fiscal 2011 and Fiscal 2010, our aggregate Pension Plans and SERP liability increased significantly primarily due to reductions in the actuarial assumption for the discount rate on the obligation, returns on plan assets at levels substantially lower than the expected long-term rate of return on plan assets and losses on certain plan assets. These changes are recorded as an increase in Pension Obligations and a corresponding decrease in Stockholders’ Equity (Accumulated Other Comprehensive Loss). In addition, the changes in actuarial assumptions and reduced asset performance increased our anticipated pension funding during Fiscal 2012 by approximately $6,200. If interest rates remain low and/or returns on plan assets do not trend back to the expected long-term rate of return, our liquidity could be further impacted by pension plan funding requirements.

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

Late in the fiscal year ending September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with the Nevada Division of Environmental Protection (“NDEP”), we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing in situ bioremediation treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

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

As of December 31, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $21,700 to approximately $46,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2011, the accrued amount was $25,663, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $22,604 and $24,040 as of December 31, 2011 and September 30, 2011, respectively.

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

For our U.S. tax jurisdictions, negative evidence includes, but is not limited to, our reported book losses before income taxes in recent periods. In contemplating this evidence we have taken into consideration that a significant portion of such losses occur from environmental remediation charges. Significant positive evidence includes, but is not limited to, our historical longer-term trend of profitable operations, our forecast of future taxable income, the very long term nature of our significant deferred tax assets which are primarily associated with inventory, pension and remediation deductions, long carryforward periods for net operating loss carryforwards, and the lack of reliance on success in implementing tax planning strategies. Further, we do not have a history of tax credits expiring unused. As of December 31, 2011 and September 30, 2011, we have recorded valuation allowances for U.S. tax jurisdictions in the amount of $10,486. Recovery of the net remaining U.S. deferred tax asset balance as of September 30, 2011, requires that we generate approximately $55,000 in taxable income over the next 10 year period.

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

PENSION BENEFITS. We sponsor three defined benefit pension plans and one defined benefit supplemental executive retirement plan in various forms for employees who meet eligibility requirements.

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, which amended Topic 350, Intangibles, Goodwill and Other. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This standard becomes effective for our annual and interim period goodwill impairment tests performed in our fiscal year beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS (Dollars in Thousands)

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011 (“Fiscal 2011”). The following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

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

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 17% of our consolidated revenue and the top four customers of AFC accounted for approximately 86% of its revenues, and 37% of our consolidated revenues, in Fiscal 2011. Negative development in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in the fiscal year ended September 30, 2010, Fine Chemicals segment revenues declined as compared to the fiscal year ended September 30, 2009 (“Fiscal 2009”), in part due to reductions in orders from certain primary customers for our core products. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or “FDA”, or other regulatory agencies, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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

The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to scheduled and unscheduled inspection by the FDA and other governmental agencies. Operations at these facilities could be interrupted or halted if such inspections are unsatisfactory and we could experience fines and/or other regulatory actions if we are found not to be in regulatory compliance. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. In some cases, approval is required from other regulatory agencies such as the U.S. Drug Enforcement Administration or “DEA”. Even if AFC’s customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either AFC’s or its customer’s part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.

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

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site,” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installing additional groundwater extraction wells in the deeper, more concentrated areas, construction of a pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”). We currently anticipate that the Expansion Project will be placed into service during the fiscal year ending September 30, 2012 (“Fiscal 2012”).

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

As of December 31, 2011, the aggregate range of anticipated environmental remediation costs was from approximately $21,700 to approximately $46,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2011, the accrued amount was $25,663, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

Although we have established an environmental reserve for remediation activities in Henderson, Nevada, given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may exceed any related reserves.

As of December 31, 2011, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $25,663. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

For each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.

Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility. Most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility and most of our Aerospace Equipment segment products are produced at our Niagara Falls, New York facility. Our Aerospace Equipment segment also has small manufacturing facilities in Ireland and the U.K. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar or other events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at one of our facilities, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

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

AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. Certain key raw materials are obtained from sources from outside the U.S., including the People’s Republic of China. Factors that can cause delays in the arrival of raw materials include weather or other natural events, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. In addition, the availability of certain chemicals is subject to DEA quotas. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers.

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

Each of our Specialty Chemicals, Fine Chemicals and Aerospace Equipment segments produces products that are highly customized, require high levels of precision to manufacture and are subject to exacting customer and other requirements, including strict timing and delivery requirements. For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities worldwide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Medicines Agency, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. For controlled substances, DEA regulations must be adhered to. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so or to do so in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for chiral separations, energetic chemistries and projects that require high containment. Our future growth and profitability in part depend upon the knowledge and efforts of our highly skilled employees, including their ability to keep pace with technological changes in the fine chemicals, specialty chemicals and aerospace equipment industries, as applicable. We compete vigorously with various other firms to recruit these highly skilled employees. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to attract and retain these highly skilled and experienced employees.

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

As of December 31, 2011, we had outstanding debt totaling $105,082, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

ITEM 4. MINE SAFETY DISCLOSURES – Not Applicable.

ITEM 5. OTHER INFORMATION – None.

ITEM 6. EXHIBITS – See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: February 9, 2012	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.6	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.8	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

3.9	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

10.1 +	Consulting Agreement, dated November 14, 2011, by and between American Pacific Corporation and Discovery Partners International LLC (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

+	Management contract or compensatory plan or arrangement.
*	Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.