Form 10-Q
period 2012-03-31
AMERICAN PACIFIC CORP
filed 2012-05-11
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2012 was 7,620,391.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

– i –

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$54,960	$41,854	$106,242	$77,038
Cost of Revenues	38,925	31,687	74,698	60,255

Gross Profit	16,035	10,167	31,544	16,783
Operating Expenses	11,440	11,820	23,571	23,243
Other Operating Gains	-	1,592	14	2,929

Operating Income (Loss)	4,595	(61)	7,987	(3,531)
Interest Income and Other (Expense), Net	111	505	(116)	372
Interest Expense	2,593	2,571	5,232	5,285

Income (Loss) before Income Tax	2,113	(2,127)	2,639	(8,444)
Income Tax Expense (Benefit)	1,058	(914)	1,433	(3,612)

Net Income (Loss)	$1,055	$(1,213)	$1,206	$(4,832)

Income (Loss) per Share:
Basic	$0.14	$(0.16)	$0.16	$(0.64)
Diluted	$0.14	$(0.16)	$0.16	$(0.64)

Weighted-Average Shares Outstanding:
Basic	7,548,000	7,512,000	7,544,000	7,508,000
Diluted	7,634,000	7,512,000	7,626,000	7,508,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	March 31,	September 30,
	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$21,216	$30,703
Accounts Receivable, Net	63,181	46,356
Inventories	48,613	39,154
Prepaid Expenses and Other Assets	4,113	4,141
Income Taxes Receivable	217	161
Deferred Income Taxes	7,532	7,532

Total Current Assets	144,872	128,047
Property, Plant and Equipment, Net	107,600	112,232
Intangible Assets, Net	440	585
Goodwill	2,874	2,930
Deferred Income Taxes	13,626	14,788
Other Assets	9,301	10,068

TOTAL ASSETS	$278,713	$268,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$11,545	$13,528
Accrued Liabilities	3,739	5,839
Accrued Interest	1,590	1,589
Employee Related Liabilities	7,645	8,410
Income Taxes Payable	187	59
Deferred Revenues and Customer Deposits	32,803	12,730
Current Portion of Environmental Remediation Reserves	10,056	11,999
Current Portion of Long-Term Debt	44	69

Total Current Liabilities	67,609	54,223
Long-Term Debt	105,022	105,034
Environmental Remediation Reserves	13,253	14,174
Pension Obligations	39,982	43,863
Other Long-Term Liabilities	1,674	1,649

Total Liabilities	227,540	218,943

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,612,091 and 7,559,591 issued and outstanding	761	756
Capital in Excess of Par Value	73,724	73,412
Retained Earnings (Accumulated Deficit)	690	(516)
Accumulated Other Comprehensive Loss	(24,002)	(23,945)

Total Stockholders’ Equity	51,173	49,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,713	$268,650

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Six Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$1,206	$(4,832)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization	7,404	7,411
Non-cash interest expense	380	454
Share-based compensation	320	198
Deferred income taxes	1,162	(19)
Loss on sale of assets	23	2
Changes in operating assets and liabilities:
Accounts receivable, net	(16,774)	16,959
Inventories	(8,832)	(8,715)
Prepaid expenses and other current assets	34	(2,357)
Accounts payable	(1,999)	2,448
Income taxes	69	(1,493)
Accrued liabilities	(1,946)	(3,483)
Accrued interest	1	-
Employee related liabilities	(760)	1,317
Deferred revenues and customer deposits	20,050	11,924
Environmental remediation reserves	(2,864)	(1,419)
Pension obligations, net	(3,881)	(1,520)
Other	(374)	(588)

Net Cash Provided (Used) by Operating Activities	(6,781)	16,287

Cash Flows from Investing Activities:
Capital expenditures	(2,804)	(7,729)
Other investing activities	120	-

Net Cash Used by Investing Activities	(2,684)	(7,729)

Cash Flows from Financing Activities:
Payments of long-term debt	(37)	(35)
Debt issuance costs	-	(869)

Net Cash Used by Financing Activities	(37)	(904)

Effect of Changes in Currency Exchange Rates on Cash	15	58

Net Change in Cash and Cash Equivalents	(9,487)	7,712
Cash and Cash Equivalents, Beginning of Period	30,703	23,985

Cash and Cash Equivalents, End of Period	$21,216	$31,697

Cash Paid (Received) For:
Interest	$4,851	$4,831
Income taxes	176	(2,130)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	320	1,746

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011. The operating results for the three-month and six-month periods ended March 31, 2012 and cash flows for the six-month period ended March 31, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of March 31, 2012 to be approximately $105,263 based on level 2 data as of the trade date closest to March 31, 2012, which was April 2, 2012. We estimated the fair value of our fixed-rate long-term debt as of September 30, 2011 to be approximately $96,600 based on level 1 data which was a trade on September 30, 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Classified as cost of revenues
Depreciation	$3,520	$3,287	$6,999	$6,546
Classified as operating expenses
Depreciation	131	146	260	291
Amortization	71	239	145	574

Total	$3,722	$3,672	$7,404	$7,411

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,324 and $24,040 as of March 31, 2012 and September 30, 2011, respectively.

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of March 31, 2012, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of March 31, 2012, there were 313,099 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

A summary of our outstanding and non-vested stock option and restricted stock activity for the six months ended March 31, 2012 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share

Balance, September 30, 2011	621,976	$8.47	147,826	$4.35	31,328	$8.11
Granted	98,500	7.61	98,500	3.46	52,500	7.61
Vested	-	-	(100,562)	4.64	(19,331)	8.70
Exercised	-	-	-	-	-	-
Expired / Cancelled	(399)	7.40	(399)	3.81	-	-

Balance, March 31, 2012	720,077	8.35	145,365	3.55	64,497	7.52

A summary of our exercisable stock options as of March 31, 2012 is as follows:

Number of vested stock options	574,712
Weighted-average exercise price per share	$8.57
Aggregate intrinsic value	$243
Weighted-average remaining contractual term in years	4.5

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

2.	SHARE-BASED COMPENSATION (continued)

	Six Months Ended March 31,
	2012	2011

Weighted-average grant date fair value per share of options granted	$3.46	$-
Significant fair value assumptions:
Expected term in years	5.70	-
Expected volatility	49%	-
Expected dividends	0%	-
Risk-free interest rates	0.85%	-
Total intrinsic value of options exercised	$-	$-
Aggregate cash received for option exercises	$-	$-
Compensation cost (included in operating expenses)
Stock options	$176	$144
Restricted stock	144	54

Total	320	198
Tax benefit recognized	63	37

Net compensation cost	$257	$161

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$230	$154
Restricted stock	$271	$34
Weighted-average years to be recognized
Stock options	1.6	1.1
Restricted stock	1.8	1.1

3.	SELECTED BALANCE SHEET DATA

Inventories. Inventories consist of the following:

	March 31, 2012	September 30, 2011

Finished goods	$8,033	$3,227
Work-in-process	26,515	19,870
Raw materials and supplies	11,926	13,875
Deferred cost of revenues	5,540	2,182
Under(over) applied manufacturing overhead costs	(3,401)	-

Total	$48,613	$39,154

For our Specialty Chemicals segment, purchase price variances or volume or capacity cost variances associated with indirect manufacturing costs that are planned and expected to be absorbed by goods produced through the end of our fiscal year are deferred at interim reporting dates as under(over) applied manufacturing overhead costs. The effect of unplanned or unanticipated purchase price or volume variances are applied to goods produced in the period.

Intangible Assets. Intangible assets consist of the following:

	March 31, 2012	September 30, 2011

Customer relationships	$8,970	$8,970
Less accumulated amortization	(8,530)	(8,385)

	$440	$585

3.	SELECTED BALANCE SHEET DATA (continued)

Customer relationships are assets of our Fine Chemicals (fully amortized as of May 2011) and Aerospace Equipment segments and are subject to amortization. Amortization expense was $71 and $239 for the three months ended March 31, 2012 and 2011, respectively, and $145 and $574 for the six months ended March 31, 2012 and 2011, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is not expected to be deductible for tax purposes. Changes in the reported value for goodwill are a result of fluctuations in the underlying foreign currency translation rate.

4.	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Income (Loss)	$1,055	$(1,213)	$1,206	$(4,832)
Other Comprehensive Income (Loss)—
Foreign currency translation adjustment	134	260	(57)	144

Comprehensive Income (Loss)	$1,189	$(953)	$1,149	$(4,688)

The components of accumulated other comprehensive loss are as follows:

	March 31, 2012	September 30, 2011

Cumulative currency translation adjustment	$(532)	$(475)
Unamortized benefit plan costs, net of tax of $10,993	(23,470)	(23,470)

Total	$(24,002)	$(23,945)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute loss per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Income (Loss)	$1,055	$(1,213)	$1,206	$(4,832)

Basic weighted-average shares	7,548,000	7,512,000	7,544,000	7,508,000

Diluted:
Weighted-average shares, basic	7,548,000	7,512,000	7,544,000	7,508,000
Dilutive effect of stock options	86,000	-	82,000	-

Weighted-average shares, diluted	7,634,000	7,512,000	7,626,000	7,508,000

Basic earnings (loss) per share	$0.14	$(0.16)	$0.16	$(0.64)
Diluted earnings (loss) per share	$0.14	$(0.16)	$0.16	$(0.64)

As of March 31, 2012, we had an aggregate of 425,064 antidilutive options and unvested restricted shares outstanding. As of March 31, 2011, we had an aggregate of 679,504 antidilutive options and unvested restricted shares outstanding.

6.	DEBT

Our outstanding debt balances consist of the following:

	March 31, 2012	September 30, 2011

Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	66	103

Total Debt	105,066	105,103
Less Current Portion	(44)	(69)

Total Long-term Debt	$105,022	$105,034

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

On March 31, 2012, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $17,729, and were not subject to compliance with the financial covenants.

Letters of Credit. As of March 31, 2012, we had $510 in outstanding standby letters of credit which mature through October 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rate of 450 gallons per minute for the new groundwater extraction wells (750 gallons per minute in the aggregate with existing wells), the life of the project could range from 5 to 18 years from the date that the Expansion Project is placed in service. Further, the data indicates that within that range, 7 to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs through 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that lead to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

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

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits may require us to relocate our underground pipeline or equipment to accommodate future public utilities and features and require us to return the land to its original condition at the end of the permit period. If we are required to relocate our underground pipeline or equipment in the future, the costs of such activities would be incremental to our current cost estimates. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

7.	COMMITMENTS AND CONTINGENCIES (continued)

As of March 31, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $19,700 to approximately $43,400. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of March 31, 2012, the accrued amount was $23,309, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the six-month period ended March 31, 2012 is shown below:

Balance, September 30, 2011	$26,173
Additions or adjustments	-
Expenditures	(2,864)

Balance, March 31, 2012	$23,309

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Fine chemicals customer	24%		24%	11%
Fine chemicals customer				11%
Fine chemicals customer		11%
Specialty chemicals customer	20%	15%	12%	11%
Specialty chemicals customer			13%

8.	SEGMENT INFORMATION (continued)

The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues:
Fine Chemicals	$20,594	$16,065	$42,069	$29,954
Specialty Chemicals	18,961	10,828	33,181	19,869
Aerospace Equipment	15,042	14,372	27,839	25,824
Other Businesses	363	589	3,153	1,391

Total Revenues	$54,960	$41,854	$106,242	$77,038

Segment Operating Income (Loss):
Fine Chemicals	$(978)	$(838)	$(2,165)	$(4,471)
Specialty Chemicals	9,297	3,542	16,941	7,099
Aerospace Equipment	5	1,407	886	2,085
Other Businesses	(357)	(181)	(429)	(502)

Total Segment Operating Income (Loss)	7,967	3,930	15,233	4,211
Corporate Expenses	(3,372)	(3,991)	(7,246)	(7,742)

Operating Income (Loss)	$4,595	$(61)	$7,987	$(3,531)

Depreciation and Amortization:
Fine Chemicals	$2,928	$3,040	$5,968	$6,277
Specialty Chemicals	377	231	612	349
Aerospace Equipment	318	284	627	545
Other Businesses	5	5	9	9
Corporate	94	112	188	231

Total Depreciation and Amortization	$3,722	$3,672	$7,404	$7,411

9.	INCOME TAXES

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

As of both March 31, 2012 and September 30, 2011, our recorded liability for unrecognized tax benefits was $1,246, of which $386 would affect our effective tax rate if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2012. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2012.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012 and September 30, 2011, we had accrued $640 and $613, respectively, for the payment of tax-related interest and penalties. For the six months ended March 31, 2012 and 2011, income tax expense (benefit) includes an expense of $28 and $29, respectively, for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2002.

10.	DEFINED BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our U.S. employees who were employed by the Company prior to July 1, 2010 and excluding employees of our Aerospace Equipment segment: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated, (the “SERP”) that includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

Net periodic pension cost consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Pension Plans:
Service Cost	$720	$616	$1,440	$1,232
Interest Cost	962	878	1,925	1,756
Expected Return on Plan Assets	(770)	(722)	(1,540)	(1,444)
Recognized Actuarial Losses	598	420	1,195	840
Amortization of Prior Service Costs	17	16	35	31

Net Periodic Pension Cost	$1,527	$1,208	$3,055	$2,415

Supplemental Executive Retirement Plan:
Service Cost	$110	$81	$220	$162
Interest Cost	92	89	185	178
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	105	105	210	210

Net Periodic Pension Cost	$307	$275	$615	$550

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

Contributions and Benefit Payments. For the six months ended March 31, 2012, we contributed $7,288 to the Pension Plans to fund benefit payments and anticipate making approximately $2,032 in additional contributions through September 30, 2012. For the six months ended March 31, 2012, we contributed $264 to the SERP to fund benefit payments and anticipate making approximately $263 in additional contributions through September 30, 2012.

11.	GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the six months ended March 31, 2012 and 2011, our Fine Chemicals segment reported other operating gains of $14 and $2,929, respectively, that resulted from the resolution of gain contingencies. The total reported gains are comprised of the following two matters.

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

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the six months ended March 31, 2012 and 2011, we received from the former owner cash consideration in the amounts of $14 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

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

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$-	$52,281	$2,783	$(104)	$54, 960
Cost of Revenues	-	36,866	2,163	(104)	38,925

Gross Profit	-	15,415	620	-	16,035
Operating Expenses, Net	-	10,508	932	-	11,440

Operating Income (Loss)	-	4,907	(312)	-	4,595
Interest and Other Income	2,577	48	63	(2,577)	111
Interest Expense	2,577	2,593	-	(2,577)	2,593

Income (Loss) before Income Tax and
Equity Account for Subsidiaries	-	2,362	(249)	-	2,113
Income Tax Provision	-	1,018	40	-	1,058

Income (Loss) before
Equity Account for Subsidiaries	-	1,344	(289)	-	1,055
Equity Account for Subsidiaries	1,055	(289)	-	(766)	-

Net Income (Loss)	$1,055	$1,055	$(289)	$(766)	$1,055

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Three Months Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$-	$39,149	$2,869	$(164)	$41,854
Cost of Revenues	-	29,827	2,024	(164)	31,687

Gross Profit	-	9,322	845	-	10,167
Operating Expenses, Net	-	9,132	1,096	-	10,228

Operating Income (Loss)	-	190	(251)	-	(61)
Interest and Other Income	2,543	296	209	(2,543)	505
Interest Expense	2,543	2,569	2	(2,543)	2,571

Loss before Income Tax and
Equity Account for Subsidiaries	-	(2,083)	(44)	-	(2,127)
Income Tax Provision (Benefit)	-	(931)	17	-	(914)

Loss before
Equity Account for Subsidiaries	-	(1,152)	(61)	-	(1,213)
Equity Account for Subsidiaries	(1,213)	(61)	-	1,274	-

Net Loss	$(1,213)	$(1,213)	$(61)	$1,274	$(1,213)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$-	$100,865	$5,650	$(273)	$106,242
Cost of Revenues	-	70,939	4,032	(273)	74,698

Gross Profit	-	29,926	1,618	-	31,544
Operating Expenses, Net	-	21,697	1,860	-	23,557

Operating Income (Loss)	-	8,229	(242)	-	7,987
Interest and Other Income	5,191	72	(188)	(5,191)	(116)
Interest Expense	5,191	5,231	1	(5,191)	5,232

Income (Loss) before Income Tax and Equity Account for Subsidiaries	-	3,070	(431)	-	2,639
Income Tax Provision	-	1,323	110	-	1,433

Income (Loss) before
Equity Account for Subsidiaries	-	1,747	(541)	-	1,206
Equity Account for Subsidiaries	1,206	(541)	-	(665)	-

Net Income (Loss)	$1,206	$1,206	$(541)	$(665)	$1,206

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Operations - Six Months Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$-	$72,051	$5,229	$(242)	$77,038
Cost of Revenues	-	57,036	3,461	(242)	60,255

Gross Profit	-	15,015	1,768	-	16,783
Operating Expenses, Net	-	18,428	1,886	-	20,314

Operating Loss	-	(3,413)	(118)	-	(3,531)
Interest and Other Income	5,239	349	23	(5,239)	372
Interest Expense	5,239	5,282	3	(5,239)	5,285

Loss before Income Tax and Equity Account for Subsidiaries	-	(8,346)	(98)	-	(8,444)
Income Tax Provision (Benefit)	-	(3,676)	64	-	(3,612)

Loss before Equity Account for Subsidiaries	-	(4,670)	(162)	-	(4,832)
Equity Account for Subsidiaries	(4,832)	(162)	-	4,994	-

Net Loss	$(4,832)	$(4,832)	$(162)	$4,994	$(4,832)

Condensed Consolidating Balance Sheet - March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$20,384	$832	$-	$21,216
Accounts Receivable, Net	-	58,575	6,008	(1,402)	63,181
Inventories	-	46,881	1,732	-	48,613
Prepaid Expenses and Other Assets	-	3,637	476	-	4,113
Income Taxes Receivable and Deferred Income Taxes	-	7,749	-	-	7,749

Total Current Assets	-	137,226	9,048	(1,402)	144,872
Property, Plant and Equipment, Net	-	105,473	2,127	-	107,600
Intangible Assets, Net	-	-	440	-	440
Goodwill	-	-	2,874	-	2,874
Deferred Income Taxes	-	13,547	79	-	13,626
Other Assets	-	9,204	97	-	9,301
Intercompany Advances	73,940	6,368	-	(80,308)	-
Investment in Subsidiaries, Net	82,233	4,262	-	(86,495)	-

Total Assets	$156,173	$276,080	$14,665	$(168,205)	$278,713

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$23,528	$2,580	$(1,402)	$24,706
Environmental Remediation Reserves	-	10,056	-	-	10,056
Deferred Revenues and Customer Deposits	-	31,368	1,435	-	32,803
Current Portion of Long-Term Debt	-	24	20	-	44
Intercompany Advances	-	73,940	6,368	(80,308)	-

Total Current Liabilities	-	138,916	10,403	(81,710)	67,609
Long-Term Debt	105,000	22	-	-	105,022
Environmental Remediation Reserves	-	13,253	-	-	13,253
Pension Obligations and Other Long-Term Liabilities	-	41,656	-	-	41,656

Total Liabilities	105,000	193,847	10,403	(81,710)	227,540
Total Stockholders’ Equity	51,173	82,233	4,262	(86,495)	51,173

Total Liabilities and Stockholders’ Equity	$156,173	$276,080	$14,665	$(168,205)	$278,713

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Balance Sheet - September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$30,126	$577	$-	$30,703
Accounts Receivable, Net	-	41,661	5,247	(552)	46,356
Inventories	-	37,992	1,162	-	39,154
Prepaid Expenses and Other Assets	-	3,739	402	-	4,141
Income Taxes Receivable and Deferred Income Taxes	-	7,693	-	-	7,693

Total Current Assets	-	121,211	7,388	(552)	128,047
Property, Plant and Equipment, Net	-	110,164	2,068	-	112,232
Intangible Assets, Net	-	-	585	-	585
Goodwill	-	-	2,930	-	2,930
Deferred Income Taxes	-	14,724	64	-	14,788
Other Assets	-	9,432	636	-	10,068
Intercompany Advances	73,940	5,179	-	(79,119)	-
Investment in Subsidiaries, Net	80,767	4,861	-	(85,628)	-

Total Assets	$154,707	$265,571	$13,671	$(165,299)	$268,650

Liabilities and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$27,918	$2,059	$(552)	$29,425
Environmental Remediation Reserves	-	11,999	-	-	11,999
Deferred Revenues and Customer Deposits	-	11,204	1,526	-	12,730
Current Portion of Long-Term Debt	-	23	46	-	69
Intercompany Advances	-	73,940	5,179	(79,119)	-

Total Current Liabilities	-	125,084	8,810	(79,671)	54,223
Long-Term Debt	105,000	34	-	-	105,034
Environmental Remediation Reserves	-	14,174	-	-	14,174
Pension Obligations and Other Long-Term Liabilities	-	45,512	-	-	45,512

Total Liabilities	105,000	184,804	8,810	(79,671)	218,943
Total Stockholders’ Equity	49,707	80,767	4,861	(85,628)	49,707

Total Liabilities and Stockholders’ Equity	$154,707	$265,571	$13,671	$(165,299)	$268,650

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash Used by Operating Activities	$-	$(5,926)	$(855)	$-	$(6,781)

Cash Flows from Investing Activities:
Capital expenditures	-	(2,735)	(69)	-	(2,804)
Other Investing Activities	-	120	-	-	120

Net Cash Used in Investing Activities	-	(2,615)	(69)	-	(2,684)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(12)	(25)	-	(37)
Debt Issuance costs	-				-
Intercompany advances, net	-	(1,189)	1,189	-	-

Net Cash Provided (Used) by Financing Activities	-	(1,201)	1,164	-	(37)

Effect of Changes in Currency Exchange Rates	-	-	15		15

Net Change in Cash and Cash Equivalents	-	(9,742)	255	-	(9,487)
Cash and Cash Equivalents, Beginning of Period	-	30,126	577	-	30,703

Cash and Cash Equivalents, End of Period	$-	$20,384	$832	$-	$21,216

12.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows - Six Months Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$16,589	$(302)	$-	$16,287

Cash Flows from Investing Activities:
Capital expenditures	-	(7,372)	(357)	-	(7,729)

Net Cash Used in Investing Activities	-	(7,372)	(357)	-	(7,729)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(10)	(25)	-	(35)
Debt Issuance costs	(869)				(869)
Intercompany advances, net	869	(1,019)	150	-	-

Net Cash Provided (Used) by Financing Activities	-	(1,029)	125	-	(904)

Effect of Changes in Currency Exchange Rates	-	-	58		58

Net Change in Cash and Cash Equivalents	-	8,188	(476)	-	7,712
Cash and Cash Equivalents, Beginning of Period	-	22,991	994	-	23,985

Cash and Cash Equivalents, End of Period	$-	$31,179	$518	$-	$31,697

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the impact that change in revenue mix among our segments will have on comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for the fiscal year ending September 30, 2012, statements regarding our expectations for product revenues and sales volumes, statements regarding anticipated improvements in margins for our Fine Chemicasl segment resulting from our implementation of process improvements designed to increase manufacturing throughput rates and lower unit production costs, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the second fiscal quarter and six-month period of the year ending September 30, 2012 (“Fiscal 2012”) as compared to the second fiscal quarter and six-month period of the year ended September 30, 2011 (“Fiscal 2011”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2011 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2011.

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

OUR BUSINESS SEGMENTS

Our operations comprise four reportable business segments: Fine Chemicals, Specialty Chemicals, Aerospace Equipment and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Fine Chemicals	37%	39%	40%	39%

Specialty Chemicals:
Perchlorates	30%	21%	27%	21%
Sodium Azide	2%	2%	2%	2%
Halotron	3%	3%	2%	3%

Total Specialty Chemicals	35%	26%	31%	26%

Aerospace Equipment	27%	34%	26%	34%

Other Businesses:
Real Estate	*	*	*	*
Water Treatment Equipment	1%	1%	3%	1%

Total Other Businesses	1%	1%	3%	1%

Total Revenues	100%	100%	100%	100%

*	less than 1%

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

For our Fiscal 2012 second quarter, revenues increased 31% to $54,960 as compared to $41,854 for the Fiscal 2011 second quarter. For the six months ended March 31, 2012, revenues increased 38% to $106,242 compared to $77,038 for the prior year six-month period. Our Fine Chemicals segment, Specialty Chemicals segment and Aerospace Equipment segment each reported revenue increases for the Fiscal 2012 periods compared to the Fiscal 2011 periods. See further discussion below under Business Segment Results.

	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$20,594	$16,065	$4,529	28%
Specialty Chemicals	18,961	10,828	8,133	75%
Aerospace Equipment	15,042	14,372	670	5%
Other Businesses	363	589	(226)	(38%)

Total Revenues	$54,960	$41,854	$13,106	31%

Six Months Ended:
Fine Chemicals	$42,069	$29,954	$12,115	40%
Specialty Chemicals	33,181	19,869	13,312	67%
Aerospace Equipment	27,839	25,824	2,015	8%
Other Businesses	3,153	1,391	1,762	127%

Total Revenues	$106,242	$77,038	$29,204	38%

COST OF REVENUES AND GROSS PROFIT

	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Revenues	$54,960	$41,854	$13,106	31%
Cost of Revenues	38,925	31,687	7,238	23%

Gross Profit	16,035	10,167	5,868	58%

Gross Margin	29%	24%

Six Months Ended:
Revenues	$106,242	$77,038	$29,204	38%
Cost of Revenues	74,698	60,255	14,443	24%

Gross Profit	31,544	16,783	14,761	88%

Gross Margin	30%	22%

In addition to the factors discussed below under the heading Business Segment Results, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments. During the Fiscal 2012 periods, the Specialty Chemicals segment accounted for a larger percentage of consolidated revenues while the Aerospace Equipment segment accounted for a smaller percentage of consolidated revenues. This change in the proportional contribution by our segments resulted in an increase in consolidated gross margin.

OPERATING EXPENSES

	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,440	$11,820	$(380)	(3%)
Percentage of Revenues	21%	28%

Six Months Ended:
Operating Expenses	$23,571	$23,243	$328	1%
Percentage of Revenues	22%	30%

On a consolidated basis, operating expenses were comparable for the Fiscal 2012 and Fiscal 2011 periods. The small variances are attributable to timing of expenses. See further discussions below under the heading Business Segment Results.

OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the Fiscal 2012 and Fiscal 2011 six-month periods, our Fine Chemicals segment reported other operating gains of $14 and $2,929, respectively, that resulted from the resolution of gain contingencies. The total reported gains are comprised of the following two matters.

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

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the six months ended March 31, 2012 and 2011, we received from the former owner cash consideration in the amounts of $14 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

BUSINESS SEGMENT RESULTS

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.

FINE CHEMICALS SEGMENT

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2012		2011		2012		2011

Revenues	20,594		16,065		42,069		29,954
Operating Loss	(978)		(838)		(2,165)		(4,471)
Operating Margin	(5%	)	(5%	)	(5%	)	(15%)

Revenues.    Fine Chemicals segment revenues increased 28% and 40% in the Fiscal 2012 second quarter and six-month period, respectively, led by strong anti-viral products revenues. Compared to the prior fiscal year periods, anti-viral products revenues increased 45% and 105% for the Fiscal 2012 second quarter and six-month period, respectively. Anti-viral products revenues in the Fiscal 2011 periods were at reduced levels due to a gap between production campaigns for a particular product. Production of this product resumed in early calendar 2011 under a renewed three-year agreement resulting in a significant increase in anti-viral products revenues in the Fiscal 2012 periods. The increases in anti-viral products revenues were offset somewhat by lower volume in oncology products revenues. Our largest legacy oncology product is an active pharmaceutical ingredient for a drug that is facing generic competition and, as a result, is experiencing volume and related revenue declines. In addition, revenues from our other oncology products have declined in the Fiscal 2012 periods due to timing. We are currently validating and commencing commercial production for new products with oncology indications. These new products are the result of the increase in our pipeline of development products. However, expected revenues for new oncology products are not anticipated to surpass legacy product declines in Fiscal 2012. Development product revenues for the six-month period declined 35% compared to the prior fiscal year six-month period due to timing within the fiscal years. We continue to target development product revenues at approximately 20% of total segment revenues for the full Fiscal 2012 year. In addition, we recently negotiated a five-year extension for production of our major central nervous system product.

Operating Loss.    The Fine Chemicals segment operating loss for the Fiscal 2011 second quarter and six-month period included other gains of $1,592 and $2,929, respectively, primarily from the favorable resolution of property tax appeals. Similar gains did not occur in the Fiscal 2012 periods. To facilitate comparison of the Fiscal 2012 and Fiscal 2011 operating results, the following table computes Adjusted Segment Operating Loss which excludes these prior period gains.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Segment Operating Loss, As Reported	$(978)	$(838)	$(2,165)	$(4,471)
Exclude Other Operating Gains	-	(1,592)	-	(2,929)

Segment Operating Loss, As Adjusted	$(978)	$(2,430)	$(2,165)	$(7,400)

The Fine Chemicals Adjusted Segment Operating Loss was reduced to $2,165 for the Fiscal 2012 six-month period compared to $7,400 for the Fiscal 2011 six-month period. The reduction in the operating loss was largely attributed to an increase in production volume and an improvement in gross profit. During the Fiscal 2011 six-month period, low production volume, corresponding high manufacturing overhead rates and inventory valuation, resulted in no gross profit for this prior period. During the Fiscal 2012 six-month period, AFC has continued to improve manufacturing throughput and efficiency on its primary anti-viral and central nervous system products. This improvement in operational efficiencies, coupled with greater production volume which reduced fixed manufacturing overhead costs per unit, resulted in significant gross profit increases as compared to the prior year periods. For the Fiscal 2012 second quarter, gross margin improved seven points compared to the Fiscal 2011 second quarter and two points compared to the Fiscal 2012 first quarter, reflecting operational trends similar to the six-month period comparisons.

Improvements in gross profit for the Fiscal 2012 periods were offset slightly by increases in general and administrative expenses of approximately $200 and $400 for the Fiscal 2012 second quarter and six-month period, respectively.

Through the Fiscal 2012 second quarter, AFC remains on track and has committed significant resources to its implementation of process improvements which are designed to increase manufacturing throughput rates and lower unit production costs. We expect significant further improvement in the Fine Chemicals segment margins in the second half of Fiscal 2012.

Backlog.    Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $70,700 and $50,900 as of March 31, 2012 and September 30, 2011, respectively. We anticipate order backlog as of March 31, 2012 to be substantially filled during the next twelve months.

SPECIALTY CHEMICALS SEGMENT

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	18,961	10,828	33,181	19,869
Operating Income	9,297	3,542	16,941	7,099
Operating Margin	49%	33%	51%	36%

Revenues.    Our Specialty Chemicals segment revenues include the operating results from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 87% and 82% of Specialty Chemicals segment revenues in the Fiscal 2012 and Fiscal 2011 six-month periods, respectively.

The variance in Specialty Chemicals segment revenues reflects the following factors:

•	A 14% increase in perchlorate volume and a 61% increase in the related average price per pound for the Fiscal 2012 second quarter compared to the prior fiscal year second quarter.
•	A 16% increase in perchlorate volume and a 51% increase in the related average price per pound for the Fiscal 2012 six-month period compared to the prior fiscal year six-month period.
•	Sodium azide revenues increased by approximately $200 for the Fiscal 2012 second quarter and increased by approximately $400 for the Fiscal 2012 six-month period.
•	Halotron revenues increased approximately $500 for the Fiscal 2012 second quarter and increased by approximately $400 for the Fiscal 2012 six-month period.

For the Fiscal 2012 second quarter and six-month period, the increase in perchlorate volume relates primarily to the quarterly timing of customer requirements for rocket-grade perchlorates. Annual volume is expected to be comparable between Fiscal 2012 and Fiscal 2011. Both space programs and tactical missile programs had strong volume during the Fiscal 2012 periods, reflecting a return in demand in Fiscal 2012 for space applications. Fiscal 2011 volume was predominately strategic and tactical missile programs.

The increases in the average price per pound for the Fiscal 2012 second quarter and six-month period is a result of a change in product mix. The Fiscal 2012 periods include a smaller volume of our lower-price perchlorate products, such as sodium perchlorate and potassium perchlorate. The average price per pound of rocket-grade perchlorate was consistent between the Fiscal 2012 and Fiscal 2011 second quarters.

Operating Profit.    Specialty Chemicals segment operating profit and operating margin increased significantly for the Fiscal 2012 second quarter and six-month periods when compared to the prior fiscal year periods. Several factors, including product mix, contribute to the improvement. However, the most significant factor is the timing of product volume within the fiscal years. Fiscal 2011 product volume was low during the first six months of Fiscal 2011 and heavily weighted to the Fiscal 2011 fourth quarter. The low volume in the early part of the year contributed less gross profit to cover fixed costs and resulted in reduced operating margin. For Fiscal 2012, we anticipate that the product volume will be distributed more evenly across the year, resulting in a greater percentage of product volume occurring in the first six months when compared to the prior year. This has the result of increasing operating margins during the first six months of Fiscal 2012.

Backlog.    Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $30,500 and $46,800 as of March 31, 2012 and September 30, 2011, respectively. We anticipate order backlog as of March 31, 2012 to be substantially filled during the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur less frequently during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

AEROSPACE EQUIPMENT SEGMENT

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	15,042	14,372	27,839	25,824
Operating Income	5	1,407	886	2,085
Operating Margin	0%	10%	3%	8%

Revenues.    Aerospace Equipment segment revenues increased 5% and 8% for the Fiscal 2012 second quarter and six-month periods, respectively, each as compared to the prior fiscal year periods, with contributions from both the U.S. based and European based operations. Revenues from the in-space propulsion engines product line continue to be the largest contributor to the increase. AMPAC ISP has been successful in generating contract awards that have expanded their market base for advanced bipropellant attitude control system engines, as well as follow-on contract awards with existing key customers. Material receipts and work efforts under these engine contracts were at a high volume during the Fiscal 2012 periods resulting in revenue growth. Increased revenue from engine sales was partially offset by reduced revenue in the Fiscal 2012 periods for propulsion systems.

Operating Profit.    During the Fiscal 2012 second quarter, AMPAC ISP’s U.S. operations expended significant additional material costs and surge labor to enable shipment against a key milestone for a major systems contract. This additional cost and effort resulted in substantial reduction in operating income for the Fiscal 2012 second quarter. Excluding the investment in this systems contract, Aerospace Equipment segment gross margins are improving, led by contributions from the propulsion engines product line.

For the Fiscal 2012 six-month period, operating expenses increased approximately $500, the largest component of which relates to research and development expenses to support the growth of the propulsion engine product line.

Backlog.    Our Aerospace Equipment segment is a government contractor, and accordingly, total backlog includes both funded backlog (contracts, or portions of contracts, for which funding is contractually obligated by the customer) and unfunded backlog (contracts, or portions of contracts, for which funding is not currently contractually obligated by the customer). We compute Aerospace Equipment segment total and funded backlog as the total contract value less revenues that have been recognized under the percentage-of-completion method of accounting. Aerospace Equipment segment total backlog and funded backlog were approximately $49,700 and $43,800, respectively, as of March 31, 2012, compared to total backlog and funded backlog of $58,400 and $48,700, respectively, as of September 30, 2011. We anticipate the majority of funded backlog as of March 31, 2012 to be completed during Fiscal 2012, with any remainder to be completed in the fiscal year ending September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Six Months Ended March 31,			Percentage
	2012	2011	Change	Change

Cash Provided (Used) By:
Operating activities	$(6,781)	$16,287	$(23,068)	NM
Investing activities	(2,684)	(7,729)	5,045	(65%)
Financing activities	(37)	(904)	867	(96%)
Effect of changes in exchange rates on cash	15	58	(43)	(74%)

Net change in cash for period	$(9,487)	$7,712	$(17,199)	NM

NM=Not meaningful

Operating Cash Flows – Operating activities used cash of $6,781 for the Fiscal 2012 six-month period compared to providing cash of $16,287 for the prior fiscal year period, a decrease of $23,068.

Significant components of the change in cash flow from operating activities include:

•	An increase in cash due to the improvement in cash profits provided by our operations.
•	An increase in cash used for working capital accounts of $28,320, excluding the effects of interest and income taxes.
•	A decrease in cash income taxes refunded of $2,306.
•	An increase in cash used for environmental remediation of $1,445.
•	An increase in cash used to fund pension obligations of $2,361.
•	Other increases in cash provided by operating activities of $219.

The increase in cash used for working capital accounts includes several primary components. The Specialty Chemicals segment used cash of approximately $4,500 for working capital during the Fiscal 2012 six-month period compared to generating cash of approximately $30,200 from working capital during the Fiscal 2011 six-month period, resulting in a decrease in cash provided by working capital of approximately $34,600. Cash generated by the Specialty Chemicals segment during the Fiscal 2011 six-month period includes two favorable factors. First, accounts receivable balances were unusually high at September 30, 2010, and as a result, cash flow generated by the collection of these balances in the Fiscal 2011 first quarter was also unusually high. Second, in March 2011, the Specialty Chemicals segment received atypically high customer deposits from favorable contract terms. Cash used by Aerospace Equipment segment working capital accounts improved by approximately $5,700 largely because this segment is not experiencing the working capital growth requirements in the Fiscal 2012 six-month period at the magnitude that was required in the Fiscal 2011 six-month period.

During the Fiscal 2011 six-month period, we received income tax refunds from federal income tax carryback claims. This did not reoccur in the Fiscal 2012 six-month period, resulting in a decrease in income tax refunds when comparing the periods.

The increase in cash used to fund environmental remediation during the Fiscal 2012 six-month period relates to the expansion of our remediation facilities in Henderson, Nevada.

Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.

Investing Cash Flows – Capital expenditures in the Fiscal 2012 six-month period are substantially lower than the prior fiscal year six-month period due to timing. Capital expenditures for Fiscal 2012 are forecast to be at similar levels to Fiscal 2011, however, the timing of the Fiscal 2012 capital expenditures are planned for later in the fiscal year. Capital expenditures in both the Fiscal 2012 and Fiscal 2011 periods were primarily associated with maintenance capital spending.

LIQUIDITY AND CAPITAL RESOURCES.    As of March 31, 2012, we had cash of $21,216. Our primary source of working capital is cash flows from operations. In addition, as of March 31, 2012, we had availability of approximately $17,729 under our asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. For further discussion of this facility, see below under the heading “ABL Credit Facility”. We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and as such do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

On March 31, 2012, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $17,729, and were not subject to compliance with the financial covenants.

Letters of Credit. As of March 31, 2012, we had $510 in outstanding standby letters of credit which mature through October 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rate of 450 gallons per minute for the new groundwater extraction wells (750 gallons per minute in the aggregate with existing wells), the life of the project could range from 5 to 18 years from the date that the Expansion Project is placed in service. Further, the data indicates that within that range, 7 to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs though 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that leads to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

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

In addition, certain remediation activities are conducted on public lands under operating permits. In general, these permits may require us to relocate our underground pipeline or equipment to accommodate future public utilities and features and require us to return the land to its original condition at the end of the permit period. If we are required to relocate our underground pipeline or equipment in the future, the costs of such activities would be incremental to our current cost estimates. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of March 31, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $19,700 to approximately $43,400. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of March 31, 2012, the accrued amount was $23,309, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,324 and $24,040 as of March 31, 2012 and September 30, 2011, respectively.

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

For our U.S. tax jurisdictions, negative evidence includes, but is not limited to, our reported book losses before income taxes in recent periods. In contemplating this evidence we have taken into consideration that a significant portion of such losses occur from environmental remediation charges. Significant positive evidence includes, but is not limited to, our historical longer-term trend of profitable operations, our forecast of future taxable income, the very long term nature of our significant deferred tax assets which are primarily associated with inventory, pension and remediation deductions, long carryforward periods for net operating loss carryforwards, and the lack of reliance on success in implementing tax planning strategies. Further, we do not have a history of tax credits expiring unused. As of March 31, 2012 and September 30, 2011, we have recorded valuation allowances for U.S. tax jurisdictions in the amount of $10,486. Recovery of the net remaining U.S. deferred tax asset balance as of September 30, 2011, requires that we generate approximately $55,000 in taxable income over the next 10 year period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 17% of our consolidated revenue and the top four customers of AFC accounted for approximately 86% of its revenues, and 37% of our consolidated revenues, in Fiscal 2011. Negative developments in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in the fiscal year ended September 30, 2010, Fine Chemicals segment revenues declined as compared to the fiscal year ended September 30, 2009 (“Fiscal 2009”), in part due to reductions in orders from certain primary customers for our core products. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or “FDA”, or other regulatory agencies, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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

As of March 31, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $19,700 to approximately $43,400. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of March 31, 2012, the accrued amount was $23,309, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of March 31, 2012, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $23,309. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

As of March 31, 2012, we had outstanding debt totaling $105,066, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

AMERICAN PACIFIC CORPORATION

Date: May 11, 2012	/s/ JOSEPH CARLEONE
Joseph Carleone President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2012	/s/ DANA M. KELLEY
Dana M. Kelley Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

4.1	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

4.2	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

4.3	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

4.4	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

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