Form 10-Q
period 2012-06-30
AMERICAN PACIFIC CORP
filed 2012-08-13
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2012 was 7,622,591.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

– i –

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenues	$57,623	$41,812	$136,026	$93,026
Cost of Revenues	36,736	32,580	89,291	73,422

Gross Profit	20,887	9,232	46,735	19,604
Operating Expenses	9,904	8,094	28,212	26,871
Environmental Remediation Charge	-	6,000	-	6,000
Other Operating Gains	-	-	14	2,929

Operating Income (Loss)	10,983	(4,862)	18,537	(10,338)
Interest Income and Other (Expense), Net	10	8	24	228
Interest Expense	2,594	2,640	7,824	7,921

Income (Loss) from Continuing Operations before Income Tax	8,399	(7,494)	10,737	(18,031)
Income Tax Expense (Benefit)	3,517	(779)	4,583	(5,307)

Income (Loss) from Continuing Operations	4,882	(6,715)	6,154	(12,724)
Income (Loss) from Discontinued Operations, Net of Tax	(177)	551	(243)	1,728

Net Income (Loss)	$4,705	$(6,164)	$5,911	$(10,996)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.65	$(0.89)	$0.82	$(1.69)
Income (Loss) from Discontinued Operations, Net of Tax	$(0.02)	$0.07	$(0.03)	$0.23
Net Income (Loss)	$0.62	$(0.82)	$0.78	$(1.46)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.64	$(0.89)	$0.81	$(1.69)
Income (Loss) from Discontinued Operations, Net of Tax	$(0.02)	$0.07	$(0.03)	$0.23
Net Income (Loss)	$0.61	$(0.82)	$0.77	$(1.46)

Weighted-Average Shares Outstanding:
Basic	7,556,000	7,525,000	7,548,000	7,514,000
Diluted	7,661,000	7,525,000	7,635,000	7,514,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	June 30,	September 30,
	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$39,197	$30,703
Accounts Receivable, Net	21,266	46,356
Inventories	39,653	39,154
Prepaid Expenses and Other Assets	1,571	4,141
Income Taxes Receivable	105	161
Deferred Income Taxes	6,997	7,532
Assets of Discontinued Operations Held for Sale	31,597	-

Total Current Assets	140,386	128,047
Property, Plant and Equipment, Net	102,683	112,232
Intangible Assets, Net	-	585
Goodwill	-	2,930
Deferred Income Taxes	9,996	14,788
Other Assets	9,083	10,068
Assets of Discontinued Operation Held for Sale	7,503	-

TOTAL ASSETS	$269,651	$268,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,189	$13,528
Accrued Liabilities	5,198	5,839
Accrued Interest	3,951	1,589
Employee Related Liabilities	8,432	8,410
Income Taxes Payable	59	59
Deferred Revenues and Customer Deposits	12,454	12,730
Current Portion of Environmental Remediation Reserves	8,328	11,999
Current Portion of Long-Term Debt	17	69
Liabilities of Discontinued Operations Held for Sale	7,142	-

Total Current Liabilities	54,770	54,223
Long-Term Debt	105,007	105,034
Environmental Remediation Reserves	11,925	14,174
Pension Obligations	40,418	43,863
Other Long-Term Liabilities	1,687	1,649
Liabilities of Discontinued Operations Held for Sale	9	-

Total Liabilities	213,816	218,943

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,622,591 and 7,559,591 issued and outstanding	762	756
Capital in Excess of Par Value	73,879	73,412
Retained Earnings (Accumulated Deficit)	5,395	(516)
Accumulated Other Comprehensive Loss	(24,201)	(23,945)

Total Stockholders’ Equity	55,835	49,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,651	$268,650

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$5,911	$(10,996)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	10,323	10,235
Non-cash interest expense	569	653
Share-based compensation	421	250
Deferred income taxes	4,333	(7)
Loss on sale of assets	64	1
Changes in operating assets and liabilities:
Accounts receivable, net	3,074	11,534
Inventories	(5,559)	(6,714)
Prepaid expenses and other current assets	(393)	(232)
Accounts payable	(2,205)	2,656
Income taxes	110	(2,161)
Accrued liabilities	295	(2,853)
Accrued interest	2,362	2,377
Employee related liabilities	266	714
Deferred revenues and customer deposits	1,742	12,474
Environmental remediation reserves	(5,920)	2,789
Pension obligations, net	(3,445)	(946)
Other	(151)	(289)
Discontinued operations, net	1,461	(8,714)

Net Cash Provided by Operating Activities	13,258	10,771

Cash Flows from Investing Activities:
Capital expenditures	(4,187)	(9,200)
Other investing activities	120	-
Discontinued operations, net	(689)	(995)

Net Cash Used by Investing Activities	(4,756)	(10,195)

Cash Flows from Financing Activities:
Payments of long-term debt	(13)	(11)
Debt issuance costs	-	(878)
Issuances of common stock	53	81
Discontinued operations, net	(40)	(41)

Net Cash Used by Financing Activities	-	(849)

Effect of Changes in Currency Exchange Rates on Cash	(8)	61

Net Change in Cash and Cash Equivalents	8,494	(212)
Cash and Cash Equivalents, Beginning of Period	30,703	23,985

Cash and Cash Equivalents, End of Period	$39,197	$23,773

Cash Paid (Received) For:
Interest	$4,893	$4,897
Income taxes	279	(2,181)

Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	867	1,114

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011. The operating results for the three-month and nine-month periods ended June 30, 2012 and cash flows for the nine-month period ended June 30, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. The carrying amount of Aerospace Equipment segment assets and liabilities are reported as held for sale as of June 30, 2012. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented. (See Note 12).

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of June 30, 2012 to be approximately $101,336 based on level 2 data as of the trade date closest to June 30, 2012, which was June 28, 2012. We estimated the fair value of our fixed-rate long-term debt as of September 30, 2011 to be approximately $96,600 based on level 1 data which was a trade on September 30, 2011.

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Depreciation and Amortization Expense.  Depreciation and amortization expense, associated with our continuing operations, is classified as follows in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Classified as cost of revenues
Depreciation	$3,447	$3,148	$10,022	$9,342
Classified as operating expenses
Depreciation	99	111	301	356
Amortization	-	110	-	537

Total	$3,546	$3,369	$10,323	$10,235

Bill and Hold Transactions. Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $21,556 and $24,040 as of June 30, 2012 and September 30, 2011, respectively.

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of June 30, 2012, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of June 30, 2012, there were 315,483 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

A summary of our outstanding and non-vested stock option and restricted stock activity for the nine months ended June 30, 2012 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share

Balance, September 30, 2011	621,976	$8.47	147,826	$4.35	31,328	$8.11
Granted	98,500	7.61	98,500	3.46	52,500	7.61
Vested	-	-	(100,562)	4.64	(19,331)	8.70
Exercised	(10,500)	5.14	-	-	-	-
Expired / Cancelled	(2,183)	8.80	(399)	3.81	-	-

Balance, June 30, 2012	707,793	8.40	145,365	3.55	64,497	7.52

2.	SHARE-BASED COMPENSATION (continued)

A summary of our exercisable stock options as of June 30, 2012 is as follows:

Number of vested stock options	562,428
Weighted-average exercise price per share	$8.64
Aggregate intrinsic value	$1,268
Weighted-average remaining contractual term in years	4.3

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

	Nine Months Ended June 30,
	2012	2011

Weighted-average grant date fair value per share of options granted	$3.46	$-
Significant fair value assumptions:
Expected term in years	5.70	-
Expected volatility	49%	-
Expected dividends	0%	-
Risk-free interest rates	0.85%	-
Total intrinsic value of options exercised	$28	$20
Aggregate cash received for option exercises	$54	$81

Compensation cost (included in operating expenses)
Stock options	$225	$187
Restricted stock	196	63

Total	421	250
Tax benefit recognized	85	47

Net compensation cost	$336	$203

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$180	$109
Restricted stock	$219	$25
Weighted-average years to be recognized
Stock options	1.5	0.9
Restricted stock	1.6	0.9

3.	SELECTED BALANCE SHEET DATA

Inventories.  Inventories consist of the following:

	June 30, 2012	September 30, 2011

Finished goods	$1,512	$3,227
Work-in-process	25,515	19,870
Raw materials and supplies	8,952	13,875
Deferred cost of revenues	4,916	2,182
Under(over) applied manufacturing overhead costs	(1,242)	-

Total	$39,653	$39,154

3.	SELECTED BALANCE SHEET DATA (continued)

For our Specialty Chemicals segment, purchase price variances or volume or capacity cost variances associated with indirect manufacturing costs that are planned and expected to be absorbed by goods produced through the end of our fiscal year are deferred at interim reporting dates as under (over) applied manufacturing overhead costs. The effect of unplanned or unanticipated purchase price or volume variances are applied to goods produced in the period.

Intangible Assets. Intangible assets consist of the following:

	June 30, 2012	September 30, 2011

Customer relationships	$—	$8,970
Less accumulated amortization	—	(8,385)

	$—	$585

As of September 30, 2011, customer relationships are assets of our Aerospace Equipment segment. As of June 30, 2012, the remaining unamortized balance of Aerospace Equipment segment intangibles assets is classified as held for sale.

Customer relationships assets of our Fine Chemicals segment were fully amortized as of May 2011. Amortization expense, associated with continuing operations, was $110 and $537 for the three months and nine months ended June 30, 2011, respectively.

Goodwill. Goodwill is an asset of our Aerospace Equipment segment and is classified as held for sale as of June 30, 2012.

4.	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net Income (Loss)	$4,705	$(6,164)	$5,911	$(10,996)
Other Comprehensive Income (Loss) - Foreign currency translation adjustment	(199)	94	(256)	238

Comprehensive Income (Loss)	$4,506	$(6,070)	$5,655	$(10,758)

The components of accumulated other comprehensive loss are as follows:

	June 30, 2012	September 30, 2011

Cumulative currency translation adjustment	$(731)	$(475)
Unamortized benefit plan costs, net of tax of $10,993	(23,470)	(23,470)

Total	$(24,201)	$(23,945)

5.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Income (loss) from continuing operations	$4,882	$(6,715)	$6,154	$(12,724)

Basic weighted-average shares	7,556,000	7,525,000	7,548,000	7,514,000

Diluted:
Weighted-average shares, basic	7,556,000	7,525,000	7,548,000	7,514,000
Dilutive effect of stock options	105,000	-	87,000	-

Weighted-average shares, diluted	7,661,000	7,525,000	7,635,000	7,514,000

Basic earnings (loss) per share from continuing operations	$0.65	$(0.89)	$0.82	$(1.69)
Diluted earnings (loss) per share from continuing operations	$0.64	$(0.89)	$0.81	$(1.69)

As of June 30, 2012, we had an aggregate of 421,481 antidilutive options and unvested restricted shares outstanding. As of June 30, 2011, we had an aggregate of 653,304 antidilutive options and unvested restricted shares outstanding.

6.	DEBT

Our outstanding debt balances consist of the following:

	June 30, 2012	September 30, 2011

Senior Notes, 9%, due 2015	$105,000	$105,000
Capital Leases, due through 2014	24	103

Total Debt	105,024	105,103
Less Current Portion	(17)	(69)

Total Long-term Debt	$105,007	$105,034

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (collectively, with the exchange notes issued in August 2007 as referenced below, the “Senior Notes”). Proceeds from the issuance of the Senior Notes were used to repay our former credit facilities. The Senior Notes accrue interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes are guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries. The Senior Notes are:

—	ranked equally in right of payment with all of our existing and future senior indebtedness;
—	ranked senior in right of payment to all of our existing and future senior subordinated and subordinated indebtedness;
—	effectively junior to our existing and future secured debt to the extent of the value of the assets securing such debt; and
—	structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Senior Notes.

6.	DEBT (continued)

The Senior Notes may be redeemed by the Company, in whole or in part, under the following circumstances:

—	at any time after February 1, 2011 at redemption prices beginning at 104.5% of the principal amount to be redeemed and reducing to 100% by February 1, 2013; and
—	under certain changes of control, we must offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest.

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

On August 9, 2012, we called $40,000 of the outstanding principal amount of our Senior Notes for redemption with a redemption date of September 8, 2012 (the “Redemption Date”). The redemption price for the Senior Notes is 102.25% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest to the Redemption Date. See Note 14.

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

On June 30, 2012, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $18,923, and were not subject to compliance with the financial covenants.

Letters of Credit. As of June 30, 2012, we had $532 in outstanding standby letters of credit which mature through October 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

7.	COMMITMENTS AND CONTINGENCIES (continued)

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

As of June 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $16,600 to approximately $39,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2012, the accrued amount was $20,253, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the nine-month period ended June 30, 2012 is shown below:

Balance, September 30, 2011	$26,173
Additions or adjustments	-
Expenditures	(5,920)

Balance, June 30, 2012	$20,253

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

We report our continuing operations in three operating segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. These segments are based upon business units that offer distinct products and services, are operationally managed separately and produce products using different production methods. Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs, which consist primarily of executive, investor relations, accounting, human resources and information technology expenses, and interest are not allocated to segment operating results.

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

8.	SEGMENT INFORMATION (continued)

Our revenues are characterized by individually significant orders and relatively few customers. As a result, in any given reporting period, certain customers may account for more than ten percent of our consolidated revenues. The following table provides disclosure of the percentage of our consolidated revenues from continuing operations attributed to customers that exceed ten percent of the total in each of the given periods.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Fine chemicals customer	26%	31%	30%	23%
Fine chemicals customer				12%
Fine chemicals customer	13%	11%	12%	11%
Fine chemicals customer			12%
Specialty chemicals customer	25%		20%	11%
Specialty chemicals customer		12%

The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Fine Chemicals	$36,359	$30,838	$78,428	$60,792
Specialty Chemicals	21,001	10,931	54,182	30,800
Other Businesses	263	43	3,416	1,434

Total Revenues	$57,623	$41,812	$136,026	$93,026

Segment Operating Income (Loss):
Fine Chemicals	$5,204	$(452)	$3,039	$(4,923)
Specialty Chemicals	9,694	4,849	26,635	11,948
Other Businesses	(340)	(539)	(769)	(1,041)

Total Segment Operating Income (Loss)	14,558	3,858	28,905	5,984
Corporate Expenses	(3,575)	(2,720)	(10,368)	(10,322)
Environmental Remediation Charge	-	(6,000)		(6,000)

Operating Income (Loss) from Continuing Operations	$10,983	$(4,862)	$18,537	$(10,338)

Depreciation and Amortization:
Fine Chemicals	$2,929	$3,114	$8,897	$9,391
Specialty Chemicals	520	146	1,132	495
Other Businesses	4	4	13	13
Corporate	93	105	281	336

Total Depreciation and Amortization	$3,546	$3,369	$10,323	$10,235

9.	INCOME TAXES

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

As of both June 30, 2012 and September 30, 2011, our recorded liability for unrecognized tax benefits was $1,246, of which $386 would affect our effective tax rate if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the

9.	INCOME TAXES (continued)

effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2012. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2012.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012 and September 30, 2011, we had accrued $650 and $613, respectively, for the payment of tax-related interest and penalties. For the nine months ended June 30, 2012 and 2011, income tax expense (benefit) includes an expense of $41 and $16, respectively, for interest and penalties.

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

Net periodic pension cost consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Pension Plans:
Service Cost	$550	$592	$1,990	$1,824
Interest Cost	1,011	900	2,936	2,656
Expected Return on Plan Assets	(1,007)	(720)	(2,547)	(2,164)
Recognized Actuarial Losses	715	474	1,910	1,314
Amortization of Prior Service Costs	12	15	47	46

Net Periodic Pension Cost	$1,281	$1,261	$4,336	$3,676

Supplemental Executive Retirement Plan:
Service Cost	$107	$81	$327	$243
Interest Cost	91	89	276	267
Expected Return on Plan Assets	-	-	-	-
Recognized Actuarial Losses	-	-	-	-
Amortization of Prior Service Costs	105	105	315	315

Net Periodic Pension Cost	$303	$275	$918	$825

10.	DEFINED BENEFIT PLANS (continued)

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees. We make matching contributions for Fine Chemicals segment employees and U.S. employees of our discontinued operations. In addition, we make a profit sharing contribution for U.S. employees of our discontinued operations segment who were employed by us prior to June 30, 2010. Beginning July 1, 2010, for all eligible new U.S. employees we began making matching contributions.

Contributions and Benefit Payments. For the nine months ended June 30, 2012, we contributed $8,304 to the Pension Plans to fund benefit payments and anticipate making approximately $1,016 in additional contributions through September 30, 2012. For the nine months ended June 30, 2012, we contributed $396 to the SERP to fund benefit payments and anticipate making approximately $131 in additional contributions through September 30, 2012.

11.	GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the nine months ended June 30, 2012 and 2011, our Fine Chemicals segment reported other operating gains of $14 and $2,929, respectively, that resulted from the resolution of gain contingencies. The total reported gains are comprised of the following two matters.

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

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the nine months ended June 30, 2012 and 2011, we received from the former owner cash consideration in the amounts of $14 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

12.	ASSETS AND LIABILITIES HELD FOR SALE – DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

On June 4, 2012, we entered into an Asset Purchase Agreement with Moog Inc. (“Moog”) (the “Asset Purchase Agreement”), pursuant to which we sold to Moog substantially all of the assets of the Ampac-ISP Corp., including all of the equity interests in its foreign subsidiaries (collectively, the “Purchased Assets”). Additionally, Moog assumed certain liabilities related to the operations and the Purchased Assets. The transaction was completed effective August 1, 2012.

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective

12.	ASSETS AND LIABILITIES HELD FOR SALE – DISCONTINUED OPERATIONS (continued)

representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$12,368	$10,105	$40,207	$35,929

Income(Loss) before Income Tax	$(215)	$645	$86	$2,739
Income Tax Provision (Benefit)	(38)	94	329	1,011
Income (Loss) from Discontinued

Operations, Net	$(177)	$551	$(243)	$1,728

The carrying amount of AMPAC-ISP’s assets and liabilities, which are reported as held for sale as of June 30, 2012, are comprised of the following:

June 30,
2012

Current Assets:
Accounts receivable	$24,436
Inventories	5,122
Other	2,039

Total	$31,597

Non-Current Assets:
Property, plant and equipment	$3,915
Intangible assets	387
Goodwill	2,710
Other	491

Total	$7,503

Current Liabilities:
Accounts payable	$3,312
Accrued expenses	1,086
Deferred revenues and customer deposits	2,300
Other	444

Total	$7,142

Non-Current Liabilities	$9

13.	GUARANTOR SUBSIDIARIES

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

13.	GUARANTOR SUBSIDIARIES (continued)

Effective on August 1, 2012, we sold AMPAC-ISP. The sale included all of our Non-Guarantor Subsidiaries. See Note 12.

        Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$57,623	$-	$-	$57,623
Cost of Revenues	-	36,736	-	-	36,736

Gross Profit	-	20,887	-	-	20,887
Operating Expenses, Net	-	9,904	-	-	9,904

Operating Income (Loss)	-	10,983	-	-	10,983
Interest and Other Income	2,588	10	-	(2,588)	10
Interest Expense	2,588	2,594	-	(2,588)	2,594

Income (Loss) from Continuing Operations before Tax and Equity Account for Subsidiaries	-	8,399	-	-	8,399
Income Tax Provision	-	3,517	-	-	3,517

Income (Loss) before
Equity Account for Subsidiaries	-	4,882	-	-	4,882
Income (Loss) from Discontinued Operations, Net	-	(114)	(63)	-	(177)
Equity Account for Subsidiaries	4,705	(63)	-	(4,642)	-

Net Income (Loss)	$4,705	$4,705	$(63)	$(4,642)	$4,705

        Condensed Consolidating Statement of Operations - Three Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$41,812	$-	$-	$41,812
Cost of Revenues	-	32,580	-	-	32,580

Gross Profit	-	9,232	-	-	9,232
Operating Expenses, Net	-	14,094	-	-	14,094

Operating Loss	-	(4,862)	-	-	(4,862)
Interest and Other Income	2,633	8	-	(2,633)	8
Interest Expense	2,633	2,640	-	(2,633)	2,640

Loss from Continuing Operations before Tax and Equity Account for Subsidiaries	-	(7,494)	-	-	(7,494)
Income Tax Benefit	-	(779)	-	-	(779)

Loss before
Equity Account for Subsidiaries	-	(6,715)	-	-	(6,715)
Income from Discontinued Operations, Net	-	222	329	-	551
Equity Account for Subsidiaries	(6,164)	329	-	5,835	-

Net Income (Loss)	$(6,164)	$(6,164)	$329	$5,835	$(6,164)

13.	GUARANTOR SUBSIDIARIES (continued)

        Condensed Consolidating Statement of Operations - Nine Months Ended June 30, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$136,026	$-	$-	$136,026
Cost of Revenues	-	89,291	-	-	89,291

Gross Profit	-	46,735	-	-	46,735
Operating Expenses, Net	-	28,198	-	-	28,198

Operating Income (Loss)	-	18,537	-	-	18,537
Interest and Other Income	7,779	24	-	(7,779)	24
Interest Expense	7,779	7,824	-	(7,779)	7,824

Income (Loss) from Continuing Operations before
Tax and Equity Account for Subsidiaries	-	10,737	-	-	10,737
Income Tax Provision	-	4,583	-	-	4,583

Income (Loss) before
Equity Account for Subsidiaries	-	6,154	-	-	6,154
Income (Loss) from Discontinued Operations, Net	-	361	(604)	-	(243)
Equity Account for Subsidiaries	5,911	(604)	-	(5,307)	-

Net Income (Loss)	$5,911	$5,911	$(604)	$(5,307)	$5,911

        Condensed Consolidating Statement of Operations - Nine Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$93,026	$-	$-	$93,026
Cost of Revenues	-	73,422	-	-	73,422

Gross Profit	-	19,604	-	-	19,604
Operating Expenses, Net	-	29,942	-	-	29,942

Operating Loss	-	(10,338)	-	-	(10,338)
Interest and Other Income	7,872	228	-	(7,872)	228
Interest Expense	7,872	7,921	-	(7,872)	7,921

Loss from Continuing Operations before
Tax and Equity Account for Subsidiaries	-	(18,031)	-	-	(18,031)
Income Tax Benefit	-	(5,307)	-	-	(5,307)

Loss before
Equity Account for Subsidiaries	-	(12,724)	-	-	(12,724)
Income from Discontinued Operations, Net	-	1,561	167	-	1,728
Equity Account for Subsidiaries	(10,996)	167	-	10,829	-

Net Income (Loss)	$(10,996)	$(10,996)	$167	$10,829	$(10,996)

13.	GUARANTOR SUBSIDIARIES (continued)

        Condensed Consolidating Balance Sheet - June 30, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$38,618	$579	$-	$39,197
Accounts Receivable, Net	-	21,266	-	-	21,266
Inventories	-	39,653	-	-	39,653
Prepaid Expenses and Other Assets	-	1,437	134	-	1,571
Income Taxes Receivable and Deferred Income Taxes	-	7,102	-	-	7,102
Assets of Discontinued Operations	-	24,468	7,308	(179)	31,597

Total Current Assets	-	132,544	8,021	(179)	140,386
Property, Plant and Equipment, Net	-	102,683	-	-	102,683
Deferred Income Taxes	-	9,996	-	-	9,996
Other Assets	-	8,855	228	-	9,083
Intercompany Advances	73,993	-	-	(73,993)	-
Investment in Subsidiaries, Net	86,842	-	-	(86,842)	-
Assets of Discontinued Operations	-	20,964	5,280	(18,741)	7,503

Total Assets	$160,835	$275,042	$13,529	$(179,755)	$269,651

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$26,829	$-	$-	$26,829
Environmental Remediation Reserves	-	8,328	-	-	8,328
Deferred Revenues and Customer Deposits	-	12,454	-	-	12,454
Current Portion of Long-Term Debt	-	17	-	-	17
Intercompany Advances	-	73,993	-	(73,993)	-
Liabilities of Discontinued Operations	-	4,161	3,160	(179)	7,142
Total Current Liabilities	-	125,782	3,160	(74,172)	54,770
Long-Term Debt	105,000	7	-	-	105,007
Environmental Remediation Reserves	-	11,925	-	-	11,925
Pension Obligations and Other Long-Term Liabilities	-	42,105	-	-	42,105
Liabilities of Discontinued Operations	-	9	6,368	(6,368)	9

Total Liabilities	105,000	179,828	9,528	(80,540)	213,816
Total Stockholders’ Equity	55,835	95,214	4,001	(99,215)	55,835

Total Liabilities and Stockholders’ Equity	$160,835	$275,042	$13,529	$(179,755)	$269,651

13.	GUARANTOR SUBSIDIARIES (continued)

        Condensed Consolidating Balance Sheet - September 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and Cash Equivalents	$-	$30,126	$577	$-	$30,703
Accounts Receivable, Net	-	41,661	5,247	(552)	46,356
Inventories	-	37,992	1,162	-	39,154
Prepaid Expenses and Other Assets	-	3,739	402	-	4,141
Income Taxes Receivable and Deferred Income Taxes	-	7,693	-	-	7,693

Total Current Assets	-	121,211	7,388	(552)	128,047
Property, Plant and Equipment, Net	-	110,164	2,068	-	112,232
Intangible Assets, Net	-	-	585	-	585
Goodwill	-	-	2,930	-	2,930
Deferred Income Taxes	-	14,724	64	-	14,788
Other Assets	-	9,432	636	-	10,068
Intercompany Advances	73,940	5,179	-	(79,119)	-
Investment in Subsidiaries, Net	80,767	4,861	-	(85,628)	-

Total Assets	$154,707	$265,571	$13,671	$(165,299)	$268,650

Liabilitites and Stockholders’ Equity:
Accounts Payable and Other Current Liabilities	$-	$27,918	$2,059	$(552)	$29,425
Environmental Remediation Reserves	-	11,999	-	-	11,999
Deferred Revenues and Customer Deposits	-	11,204	1,526	-	12,730
Current Portion of Long-Term Debt	-	23	46	-	69
Intercompany Advances	-	73,940	5,179	(79,119)	-

Total Current Liabilities	-	125,084	8,810	(79,671)	54,223
Long-Term Debt	105,000	34	-	-	105,034
Environmental Remediation Reserves	-	14,174	-	-	14,174
Pension Obligations and Other Long-Term Liabilities	-	45,512	-	-	45,512

Total Liabilities	105,000	184,804	8,810	(79,671)	218,943
Total Stockholders’ Equity	49,707	80,767	4,861	(85,628)	49,707

Total Liabilities and Stockholders’ Equity	$154,707	$265,571	$13,671	$(165,299)	$268,650

13.	GUARANTOR SUBSIDIARIES (continued)

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$14,259	$(1,001)	$-	$13,258

Cash Flows from Investing Activities:
Capital expenditures	-	(4,187)	-	-	(4,187)
Other Investing Activities	-	120	-	-	120
Discontinued Operations, Net		(547)	(142)	-	(689)

Net Cash Used by Investing Activities	-	(4,614)	(142)	-	(4,756)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(13)	-	-	(13)
Issuance of common stock	53	-	-	-	53
Intercompany advances, net	(53)	53	-	-	-
Discontinued Operations, Net		(1,193)	1,153	-	(40)

Net Cash Provided (Used) by Financing Activities	-	(1,153)	1,153	-	-

Effect of Changes in Currency Exchange Rates	-	-	(8)		(8)

Net Change in Cash and Cash Equivalents	-	8,492	2	-	8,494
Cash and Cash Equivalents, Beginning of Period	-	30,126	577	-	30,703

Cash and Cash Equivalents, End of Period	$-	$38,618	$579	$-	$39,197

Condensed Consolidating Statement of Cash Flows - Nine Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$-	$11,154	$(383)	$-	$10,771

Cash Flows from Investing Activities:
Capital expenditures	-	(9,200)	-	-	(9,200)
Discontinued Operations, Net		(517)	(478)	-	(995)

Net Cash Used by Investing Activities	-	(9,717)	(478)	-	(10,195)

Cash Flows from Financing Activities:
Payments of long-term debt	-	(11)	-	-	(11)
Debt Issuance costs	(878)	-	-	-	(878)
Issuance of common stock	81	-	-	-	81
Intercompany advances, net	797	(797)	-	-	-
Discontinued Operations, Net	-	(286)	245	-	(41)

Net Cash Provided (Used) by Financing Activities	-	(1,094)	245	-	(849)

Effect of Changes in Currency Exchange Rates	-	-	61		61

Net Change in Cash and Cash Equivalents	-	343	(555)	-	(212)
Cash and Cash Equivalents, Beginning of Period	-	22,991	994	-	23,985

Cash and Cash Equivalents, End of Period	$-	$23,334	$439	$-	$23,773

14.	SUBSEQUENT EVENTS

Effective August 1, 2012, we completed the sale of AMPAC-ISP and received $42,000 in cash. See Note 12. On August 9, 2012, we called $40,000 of the outstanding principal amount of our Senior Notes for redemption with a redemption date of September 8, 2012 (the “Redemption Date”). The redemption price for the Senior Notes is 102.25% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest to the Redemption Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the impact that change in revenue mix among our segments will have on comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for the fiscal year ending September 30, 2012, statements regarding our expectations for product revenues, sales volumes and capital expenditures, statements regarding anticipated improvements in margins for our Fine Chemicals segment resulting from our implementation of process improvements designed to increase manufacturing throughput rates and lower unit production costs, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, statements regarding our ability to develop products to replace maturing products, statements regarding our ability to focus on the growth and performance of our pharmaceutical-related product lines following the sale of our Aerospace Equipment segment and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the third fiscal quarter and nine-month period of the year ending September 30, 2012 (“Fiscal 2012”) as compared to the third fiscal quarter and nine-month period of the year ended September 30, 2011 (“Fiscal 2011”). The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2011 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2011.

OUR COMPANY

American Pacific Corporation and its predecessors have been engaged in chemical manufacturing since 1955. American Pacific Corporation is a leading custom manufacturer of fine chemicals and specialty chemicals within its focused markets. We supply active pharmaceutical ingredients (“APIs”) and registered intermediates to the pharmaceutical industry. For the aerospace and defense industry we provide specialty chemicals used in solid rocket motors for space launch and military missiles. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

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

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Fine Chemicals	63%	74%	58%	65%

Specialty Chemicals:
Perchlorates	33%	21%	35%	27%
Sodium Azide	2%	2%	2%	3%
Halotron	2%	3%	3%	3%

Total Specialty Chemicals	37%	26%	40%	33%
Other Businesses:
Real Estate	*	*	*	*
Water Treatment Equipment	*	*	2%	2%

Total Other Businesses	*	*	2%	2%

Total Revenues	100%	100%	100%	100%

* less than 1%

FINE CHEMICALS.    Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for commercial customers in the pharmaceutical industry. The products we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. We generate nearly all of our Fine Chemicals segment sales from manufacturing chemical compounds that are proprietary to our customers. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. In addition, our Rancho Cordova, California facility, which is both U.S.-based and located within a secured industrial complex, has been granted registration with the U.S. Drug Enforcement Agency for the manufacture of Schedule II controlled substances.

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

We have established long-term, sole-source and limited-source contracts with our customers, which help provide us with earnings stability and visibility. In addition, the inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier, including the following:

—	Alternative Supply May Not Be Readily Available. We are currently the sole-source supplier of several of our fine chemicals products.
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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

For our Fiscal 2012 third quarter, revenues increased 38% to $57,623 as compared to $41,812 for the Fiscal 2011 third quarter. For the nine months ended June 30, 2012, revenues increased 46% to $136,026 compared to $93,026 for the prior year nine-month period. The increases are attributable to our Fine Chemicals segment and Specialty Chemicals segment, each of which reported significant revenue increases for the Fiscal 2012 periods compared to the Fiscal 2011 periods. See further discussion below under Business Segment Results.

	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$36,359	$30,838	$5,521	18%
Specialty Chemicals	21,001	10,931	10,070	92%
Other Businesses	263	43	220	512%

Total Revenues	$57,623	$41,812	$15,811

Nine Months Ended:
Fine Chemicals	$78,428	$60,792	$17,636	29%
Specialty Chemicals	54,182	30,800	23,382	76%
Other Businesses	3,416	1,434	1,982	138%

Total Revenues	$136,026	$93,026	$43,000

COST OF REVENUES AND GROSS PROFIT

	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Revenues	$57,623	$41,812	$15,811	38%
Cost of Revenues	36,736	32,580	4,156	13%

Gross Profit	20,887	9,232	11,655	126%

Gross Margin	36%	22%

Nine Months Ended:
Revenues	$136,026	$93,026	$43,000	46%
Cost of Revenues	89,291	73,422	15,869	22%

Gross Profit	46,735	19,604	27,131	138%

Gross Margin	34%	21%

In addition to the factors discussed below under the heading Business Segment Results, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments.

OPERATING EXPENSES

	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Operating Expenses	$9,904	$8,094	$1,810	22%
Percentage of Revenues	17%	19%

Nine Months:
Operating Expenses	$28,212	$26,871	$1,341	5%
Percentage of Revenues	21%	29%

For our Fiscal 2012 third quarter, operating expenses were $9,904 compared to $8,094 for the Fiscal 2011 third quarter. For our Fiscal 2012 nine-month period, operating expenses were $28,212 compared to $26,871 for the Fiscal 2011 nine-month period. For both the Fiscal 2012 third quarter and nine-month period, the increases in operating expenses are substantially attributed to increases in accrued incentive compensation for Fiscal 2012 based on the substantial improvement in the Company’s performance compared to the prior year periods.

OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the Fiscal 2012 and Fiscal 2011 nine-month periods, our Fine Chemicals segment reported other operating gains of $14 and $2,929, respectively, that resulted from the resolution of gain contingencies. The total reported gains are comprised of the following two matters.

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

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During the nine months ended June 30, 2012 and 2011, we received from the former owner cash consideration in the amounts of $14 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

ENVIRONMENTAL REMEDIATION CHARGES

During our Fiscal 2011 third quarter we recorded an environmental remediation charge in the amount of $6,000 relating to increases in estimated capital costs to be incurred at our ground water remediation site in Henderson, Nevada. See further discussion below under the heading “Environmental Remediation – AMPAC Henderson Site”.

DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

On June 4, 2012, we entered into an Asset Purchase Agreement with Moog Inc. (“Moog”) (the “Asset Purchase Agreement”), pursuant to which we sold to Moog substantially all of the assets of the Ampac-ISP Corp., including all of the equity interests in its foreign subsidiaries (collectively, the “Purchased Assets”). Additionally, Moog assumed certain liabilities related to the operations and the Purchased Assets. The transaction was completed effective August 1, 2012.

Under the terms of the Asset Purchase Agreement, the total consideration is approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us.

The carrying amount of AMPAC-ISP’s assets and liabilities are reported as held for sale as of June 30, 2012. Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenues	$12,368	$10,105	$40,207	$35,929

Income(Loss) before Income Tax	$(215)	$645	$86	$2,739
Income Tax Provision (Benefit)	(38)	94	329	1,011
Income (Loss) from Discontinued

Operations, Net	$(177)	$551	$(243)	$1,728

BUSINESS SEGMENT RESULTS

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.

FINE CHEMICALS SEGMENT

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenues	36,359	30,838	78,428	60,792
Operating Income (Loss)	5,204	(452)	3,039	(4,923)
Operating Margin	14%	(1%)	4%	(8%)

Revenues.  Fine Chemicals segment revenues increased 18% and 29% in the Fiscal 2012 third quarter and nine-month period, respectively, led by strong anti-viral products revenues. Compared to the Fiscal 2011 periods, anti-viral products revenues increased 11% and 154% for the Fiscal 2012 third quarter and nine-month period, respectively. Anti-viral products revenues in the Fiscal 2011 periods were at reduced levels due to a gap between production campaigns for a particular product. Production of this product resumed in early calendar 2011 under a renewed three-year agreement resulting in a significant increase in anti-viral products revenues in the Fiscal 2012 periods. The increases in anti-viral products revenues were offset somewhat by lower oncology products revenues. Our largest legacy oncology product is an active pharmaceutical ingredient for a drug that is facing generic competition and, as a result, is experiencing volume and related revenue declines. A key event occurred during our Fiscal 2012 third quarter, as we began to recognize revenue from the commercial production of two new products with oncology indications. Initial revenue volumes are not significant. However, we anticipate volume for these products, and products currently considered development products, to grow and replace or exceed revenues from mature oncology products in the coming years. The introduction of these two new products into our commercial product lines is an example of how our emphasis on our pipeline of development products can result in a successful replacement cycle for maturing products.

Operating Income (Loss). The Fine Chemicals segment operating loss for the Fiscal 2011 nine-month period included other gains of $2,929, primarily from the favorable resolution of property tax appeals. Similar gains did not occur in the Fiscal 2012 periods. To facilitate comparison of the Fiscal 2012 and Fiscal 2011 operating results, the following table computes Adjusted Segment Operating Loss which excludes these prior period gains.

	Nine Months Ended June 30,
	2012	2011

Segment Operating Income (Loss), As Reported	$3,039	$(4,923)
Exclude Other Operating Gains	(14)	(2,929)

Segment Operating Income (Loss), As Adjusted	$3,025	$(7,852)

The Fine Chemicals segment returned to profitability during the Fiscal 2012 third quarter, reporting operating income of $5,204 compared to an operating loss of $452 in the Fiscal 2011 third quarter. The strong operating performance in the Fiscal 2012 third quarter also resulted in a return to profitability on a year-to-date basis, reporting operating income of $3,025 for the Fiscal 2012 nine-month period compared to an adjusted operating loss of $7,852 for the comparable Fiscal 2011 period. Our Fine Chemicals segment has dedicated significant efforts over the last two years to improving its manufacturing. Redesigned key processes are now yielding target throughput rates. Other efficiencies and cost savings initiatives, such as solvent recycling, have been implemented. These actions, along with improved overhead absorption due to the higher production volumes, have resulted in increased gross margin for all major product categories in our Fine Chemicals segment.

Improvements in gross profit for the Fiscal 2012 periods were offset slightly by increases in general and administrative expenses of approximately $900 and $1,300 for the Fiscal 2012 third quarter and nine-month period, respectively. Higher general and administrative expenses reflect incentive compensation which is based on the segment’s improved performance. Incentive compensation was zero in the Fiscal 2011 periods.

Backlog.  Agreements with our Fine Chemicals segment customers are typically multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $54,600 and $50,900 as of June 30, 2012 and September 30, 2011, respectively. We anticipate order backlog as of June 30, 2012 to be substantially filled during the next twelve months.

SPECIALTY CHEMICALS SEGMENT

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenues	21,001	10,931	54,182	30,800
Operating Income	9,694	4,849	26,635	11,948
Operating Margin	46%	44%	49%	39%

Revenues.  The variance in Specialty Chemicals segment revenues reflects the following factors:

—	A 26% increase in perchlorate volume and a 68% increase in the related average price per pound for the Fiscal 2012 third quarter compared to the Fiscal 2011 third quarter.
—	A 20% increase in perchlorate volume and a 57% increase in the related average price per pound for the Fiscal 2012 nine-month period compared to the Fiscal 2011 nine-month period.
—

Sodium azide revenues increased by approximately $100 for the Fiscal 2012 third quarter and increased by $600 for the Fiscal 2012 nine-month period, in each case compared to the comparable Fiscal 2011 periods.

—	Halotron revenues decreased by $100 for the Fiscal 2012 third quarter and increased by $300 for the Fiscal 2012 nine-month period, in each case compared to the comparable Fiscal 2011 periods.

For the Fiscal 2012 third quarter and nine-month period, the increase in perchlorate volume relates primarily to the quarterly timing of customer requirements for rocket-grade perchlorates. Annual volume is expected to be comparable between Fiscal 2012 and Fiscal 2011. Both space programs and tactical missile programs had strong volume during the Fiscal 2012 periods, reflecting a return in demand in Fiscal 2012 for space applications. Volume in the Fiscal 2012 third quarter was weighted to space applications, and in particular, NASA’s Space Launch System. Fiscal 2011 volume was predominately strategic and tactical missile programs.

The increases in the average price per pound for the Fiscal 2012 third quarter and nine-month period is a result of a change in product mix. The Fiscal 2012 periods include a smaller volume of our lower-priced perchlorate products, such as sodium perchlorate and potassium perchlorate. The average price per pound of rocket-grade perchlorate was consistent between the Fiscal 2012 and Fiscal 2011 periods.

Operating Income.  Specialty Chemicals segment operating profit margin increased for the Fiscal 2012 third quarter and nine-month periods when compared to the Fiscal 2011 periods primarily due to higher volumes in the Fiscal 2012 periods. In addition, operating margin improved. The most significant factor contributing to operating margin improvement is the timing of product volume within the fiscal years. Fiscal 2011 product volume was low during the first nine months of Fiscal 2011 and heavily weighted to the Fiscal 2011 fourth quarter. The low volume in the early part of the year resulted in less gross profit to cover fixed costs and resulted in reduced operating margin. For Fiscal 2012, we anticipate that the product volume will be distributed more evenly across the year, resulting in a much greater percentage of product volume occurring in the first nine months when compared to the prior year. This has the result of increasing operating margins during the first nine months of Fiscal 2012.

Backlog.  Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $20,400 and $46,800 as of June 30, 2012 and September 30, 2011, respectively. We anticipate order backlog as of June 30, 2012 to be substantially filled during the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur less frequently during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Nine Months Ended June 30,			Percentage
	2012	2011	Change	Change

Cash Provided (Used) By:
Operating activities	$13,258	$10,771	$2,487	23%
Investing activities	(4,756)	(10,195)	5,439	(53%)
Financing activities	-	(849)	849	(100%)
Effect of changes in exchange rates on cash	(8)	61	(69)	NM

Net change in cash for period	$8,494	$(212)	$8,706	NM

NM=Not meaningful

Operating Cash Flows – Operating activities provided cash of $13,258 for the Fiscal 2012 nine-month period compared to providing cash of $10,771 for the prior fiscal year period, an increase of $2,487.

Significant components of the change in cash flow from operating activities include:

—	An increase in cash due to the improvement in cash profits provided by our operations.
—	A decrease in cash provided by working capital accounts of approximately $20,400, excluding the effects of interest and income taxes.
—	A decrease in cash income taxes refunded of approximately $2,400.
—	An increase in cash used for environmental remediation of approximately $2,700.
—	An increase in cash used to fund pension obligations of approximately $2,500.
—	A decrease in cash used by discontinued operations of approximately $7,300.
—	Other increases in cash provided by operating activities of approximately $300.

The decrease in cash provided by working capital accounts relates primarily to changes in customer deposits. In March 2011, the Specialty Chemicals segment received an atypically high customer deposit that resulted from favorable contract terms. This did not recur in the Fiscal 2012 nine-month period. Remaining variances in working capital are within our customary ranges.

During the Fiscal 2011 nine-month period, we received income tax refunds from federal income tax carryback claims. This did not recur in the Fiscal 2012 nine-month period, resulting in a decrease in income tax refunds when comparing the periods.

The increase in cash used to fund environmental remediation during the Fiscal 2012 nine-month period relates to the expansion of our remediation facilities in Henderson, Nevada.

Cash used to fund pension obligations increased because the return on pension plan assets alone was not sufficient to maintain the minimum funding requirements.

Cash used by discontinued operations working capital accounts decreased because these operations are not experiencing the same working capital requirements in the Fiscal 2012 nine-month period as they experienced in the Fiscal 2011 nine-month period.

Investing Cash Flows – Capital expenditures in the Fiscal 2012 nine-month period are substantially lower than the Fiscal 2011 nine-month period due to timing. Capital expenditures for Fiscal 2012 are forecast to be at similar levels to Fiscal 2011, however, the timing of the Fiscal 2012 capital expenditures is expected to be heavily weighted to the Fiscal 2012 fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES.  As of June 30, 2012, we had cash of $39,197. Our primary source of working capital is cash flows from operations. In addition, as of June 30, 2012, we had availability of approximately $18,923 under our asset based lending credit facility which provides for a committed revolving credit line, up to a maximum of $20,000, based on our eligible accounts receivable and inventories. For further discussion of this facility, see below under the heading “ABL Credit Facility”.

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

In contemplating the adequacy of our liquidity and available capital, we consider factors such as:

—	current results of operations, cash flows and backlog;
—	anticipated changes in operating trends, including anticipated changes in revenues and profits;
—	cash from the recent sale of our Aerospace Equipment segment,
—	cash requirements related to our debt agreements and pension plans; and
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

Pursuant to the terms of the Senior Notes we must reinvest the proceeds from the sale of our Aerospace Equipment segment or must use such proceeds to repay debt. Specifically, we must use the proceeds from the sale, at our option:

—	to permanently repay debt and, if the debt repaid is revolving credit debt, to correspondingly reduce commitments with respect thereto;
—

to acquire all or substantially all of the assets of, or any capital stock of, another business that is similar in nature or reasonably ancillary, incidental, complementary or related to or a reasonable extension or expansion of our business (a “Permitted Business”), which becomes a Restricted Subsidiary as such term is defined under the indenture for the Senior Notes;

—	for capital expenditures or to acquire other assets that are not classified as current assets under GAAP and used in a Permitted Business; or
—	for any combination of the foregoing.

If we fail to use all or a portion of the proceeds from the sale aggregating $5,000 as set forth above within 360 days of our receipt of such proceeds, then we are required to offer to repurchase the Senior Notes.

On August 9, 2012, we called $40,000 of the outstanding principal amount of our Senior Notes for redemption with a redemption date of September 8, 2012 (the “Redemption Date”). The redemption price for the Senior Notes is 102.25% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest to the Redemption Date.

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

On June 30, 2012, under the ABL Credit Facility, we had no outstanding borrowings, had availability of $18,923, and were not subject to compliance with the financial covenants.

Letters of Credit. As of June 30, 2012, we had $532 in outstanding standby letters of credit which mature through October 2015. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

PENSION BENEFITS.  We maintain three defined benefit pension plans which cover substantially all of our U.S. employees, excluding employees of our discontinued operations: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

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

As of June 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $16,600 to approximately $39,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2012, the accrued amount was $20,253, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $21,556 and $24,040 as of June 30, 2012 and September 30, 2011, respectively.

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

GOODWILL.  As of June 30, 2012, goodwill is classified as discontinued operations held for sale. Goodwill is not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of September 30, or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

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

For our U.S. tax jurisdictions, negative evidence includes, but is not limited to, our reported book losses before income taxes in recent periods. In contemplating this evidence we have taken into consideration that a significant portion of such losses occur from environmental remediation charges. Significant positive evidence includes, but is not limited to, our historical longer-term trend of profitable operations, our forecast of future taxable income, the very long term nature of our significant deferred tax assets which are primarily associated with inventory, pension and remediation deductions, long carryforward periods for net operating loss carryforwards, and the lack of reliance on success in implementing tax planning strategies. Further, we do not have a history of tax credits expiring unused. As of June 30, 2012 and September 30, 2011, we have recorded valuation allowances for U.S. tax jurisdictions in the amount of $10,486. Recovery of the net remaining U.S. deferred tax asset balance as of September 30, 2011, requires that we generate approximately $55,000 in taxable income over the next 10 year period.

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

PENSION OBLIGATIONS.  We sponsor three defined benefit pension plans and one defined benefit supplemental executive retirement plan in various forms for employees who meet eligibility requirements. Applicable accounting standards require that we make assumptions and use statistical variables in actuarial models to calculate our pension obligations and the related periodic pension expense. The most significant assumptions are the discount rate and the expected rate of return on plan assets. Additional assumptions include the future rate of compensation increases, which is based on historical plan data and assumptions on demographic factors such as retirement, mortality and turnover. Depending on the assumptions selected, pension expense could vary significantly and could have a material effect on reported earnings. The assumptions used can also materially affect the measurement of benefit obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We depend on a limited number of customers for most of our sales in our Specialty Chemicals and Fine Chemicals segments and the loss of one or more of these customers could have a material adverse effect on our financial position, results of operations and cash flows.

Most of the perchlorate chemicals we produce, which accounted for 89% of our total revenues in the Specialty Chemicals segment for Fiscal 2011 and approximately 31% of our consolidated total revenues for Fiscal 2011, are purchased by two customers. Should our relationship with one or more of our major Specialty Chemicals customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by Ampac Fine Chemicals LLC (“AFC”) of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 23% of our consolidated revenue and the top four customers of AFC accounted for approximately 86% of its revenues, and 56% of our consolidated revenues, in Fiscal 2011. Negative developments in these customer relationships or in the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to renegotiate prices, any of which could have a similar negative effect on the results of operations of AFC. For example, in the fiscal year ended September 30, 2010, Fine Chemicals segment revenues declined as compared to the fiscal year ended September 30, 2009 (“Fiscal 2009”), in part due to reductions in orders from certain primary customers for our core products. In addition, if the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the U.S. Food and Drug Administration, or “FDA”, or other regulatory agencies, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

You must rely on the judgment of our management as to the use of the net proceeds from the sale of our Aerospace Equipment segment, and such use may not produce income or increase our stock price.

Subject to certain restrictions in the indenture for the Senior Notes, our management has considerable discretion in determining how to use the net proceeds from the sale of our Aerospace Equipment segment. Stockholders will not have the opportunity to assess whether proceeds are being used appropriately and must rely on the judgment of our management regarding the application of the net proceeds of the sale. The net proceeds may be used for corporate purposes that do not improve our efforts to maintain profitability or increase our stock price.

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

The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to scheduled and unscheduled inspection by the FDA and other governmental agencies. Operations at these facilities could be interrupted or halted if such inspections are unsatisfactory and we could experience fines and/or other regulatory actions if we are found not to be in regulatory compliance. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. In some cases, approval is required from other regulatory agencies such as the U.S. Drug

Enforcement Administration or “DEA”. Even if AFC’s customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either AFC’s or its customers’ part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.

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

Sales to the U.S. government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2011, our Specialty Chemicals segment generated approximately 42% of consolidated revenues, primarily sales of Grade I AP, from sales to the U.S. government, its prime contractors and subcontractors. One significant use of Grade I AP historically has been in NASA’s Space Shuttle program. Consequently, with the recent retirement of the Space Shuttle fleet, the long-term demand for Grade I AP may be uncertain pending development of next-generation space exploration vehicles, including the development and testing of a new heavy launch vehicle used to transport materials and supplies to the International Space Station, and potentially elsewhere, the number of space exploration launches and other budgetary restrictions. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

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

Review of Perchlorate Toxicity by the EPA. Currently, perchlorate is on the EPA’s Contaminant Candidate List 3. In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. At the time, the EPA stated that its intention was to publish a proposed regulation and analyses for public review and comment within 24 months, and, if a regulation is adopted, to promulgate a final regulation within 18 months after publication of its proposal. Regulatory review and anticipated regulatory actions present general business risk to us, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below. However, the outcome of the federal EPA action, as well as any similar state regulatory action, will influence the number, if any, of potential sites that may be subject to remediation action, which could, in turn, cause us to incur material costs. It is possible that federal and, potentially, one or more state or local regulatory agencies may change existing, or establish new, standards for perchlorate, which could lead to additional expenditures for environmental remediation in the future, and/or additional, potentially material costs to defend against new claims resulting from such regulatory agency actions.

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

As of June 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $16,600 to approximately $39,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2012, the accrued amount was $20,253, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of June 30, 2012, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $20,253. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

For each of our Specialty Chemicals and Fine Chemicals segments, most production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.

Most of our Specialty Chemicals segment products are produced at our Iron County, Utah facility and most of our Fine Chemicals segment products are produced at our Rancho Cordova, California facility. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar or other events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at one of our facilities, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liabilities.

Our operations involve the handling, production, storage, and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (on a short-term basis or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. Our manufacturing operations could also be the subject of an external or internal event, such as a terrorist attack or external or internal accident, that, despite our security, safety and other precautions, results in a disruption or delay in our operations. It is possible that a release of hazardous materials or other dangerous chemicals from one of our facilities or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period following that incident. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current AP manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion, fire or other similarly disruptive event were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability and could cause us to incur additional costs and liabilities.

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

Each of our Specialty Chemicals and Fine Chemicals segments may be unable to comply with customer specifications and manufacturing instructions or may experience delays or other problems with existing or new products, which could result in increased costs, losses of sales and potential breach of customer contracts.

Each of our Specialty Chemicals and Fine Chemicals segments produces products that are highly customized, require high levels of precision to manufacture and are subject to exacting customer and other requirements, including strict timing and delivery requirements. For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities worldwide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Medicines Agency, or EMEA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. For controlled substances, compliance with DEA regulations is also required. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.

Like our Fine Chemicals segment, our Specialty Chemicals segment faces similar production demands and requirements. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products could result in increased costs, losses of sales and potential breaches of customer contracts, which could affect our operating results and revenues.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Our inability to attract and retain talented personnel and replace key personnel in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for chiral separations, energetic chemistries and projects that require high containment. Our future growth and profitability in part depend upon the knowledge and efforts of our highly skilled employees, including their ability to keep pace with technological changes in the fine chemicals and specialty chemicals industries, as applicable. We compete vigorously with various other firms to recruit these highly skilled employees. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to attract and retain these highly skilled and experienced employees.

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

As of June 30, 2012, we had outstanding debt of approximately $105,000, for which we are required to make interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

AMERICAN PACIFIC CORPORATION

Date: August 13, 2012	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

2.1

Asset Purchase Agreement, dated June 4, 2012, by and among Moog Inc., Ampac-Isp Corp., and American Pacific Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012 (SEC File No. 001-08137)).

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

*  Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.