Form 10-K
period 2012-09-30
AMERICAN PACIFIC CORP
filed 2012-12-17
CIK 350832

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $51.9 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of common stock, $0.10 par value per share, outstanding as of November 30, 2012, was 7,728,586.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2012, are incorporated by reference into Part III of this report.

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to, statements about our business strategy and anticipated areas of, and basis for, growth, expectations of anticipated market conditions and our position to capitalize on such conditions, competition, competitive advantages, and the business environment in which we operate, our expectations and estimates for, and the future actions associated with, our environmental remediation efforts, possible changes in environmental regulations that may be applicable to us, the effect of accounting-related judgments and recent accounting standards on our financial statements, statements regarding our future operating results, profitability and capital expenditures, anticipated sources of, and trends in, revenue, including, without limitation, statements in the sections entitled “outlook” herein, as well as expectations of timing, pricing, magnitude, nature, and delivery of orders for our products, and all plans, expectations and intentions contained in this report that are not historical facts. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can,” “could,” “may,” “should,” “will,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” or “intend” or the negative of these terms or similar words or expressions. Discussions containing such forward-looking statements may be found throughout this report. Moreover, statements in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, unless the context otherwise makes clear the direct and indirect subsidiaries and divisions of American Pacific Corporation. References to “Fiscal 2013,” “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2006,” and “Fiscal 2005” correspond to each of the related fiscal years in the period ended/ending September 30.

Item 1. Business (Dollars in Thousands)

OUR COMPANY

American Pacific Corporation and its predecessors have been engaged in chemical manufacturing since 1955. We are a leading custom manufacturer of fine chemicals and specialty chemicals within our focused markets. Through our Fine Chemicals segment, we supply active pharmaceutical ingredients (“APIs”) and registered intermediates to the pharmaceutical industry. Our Specialty Chemicals segment produces various perchlorate chemicals and is the only North American producer of ammonium perchlorate (“AP”) which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

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

Our focused markets require technically advanced, high quality products along with a strong service component as a result of the critical nature of the products that we supply. Often our critical products are embedded within the final end-product and some of our products have been supported through customer-funded product development investments. As a result, we have developed strategic relationships with our targeted customer base, which has led to our portfolio of sole-source and limited-source contracts. As the sole-source or limited-source supplier, we are generally the only contractor or one of only two contractors that has been qualified by the customer and/or regulatory agency to provide the particular product. We believe these relationships enable us to maintain leading market positions in our respective target markets and will allow our business to grow significantly in the future through the successful re-compete and/or expansion of existing contracts and the award of new contracts.

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the indicated Fiscal years:

	2012	2011	2010

Fine Chemicals	60%	56%	50%

Specialty Chemicals:
Perchlorates	33%	37%	40%
Sodium azide	2%	2%	2%
Halotron	2%	3%	3%

Total specialty chemicals	37%	42%	45%

Other Businesses:
Real estate	*	*	*
Water treatment equipment	3%	2%	5%

Total other businesses	3%	2%	5%

Total revenues	100%	100%	100%

*	less than 1%

Geographic Areas. Please see Note 10 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information for our segments and financial information about geographic areas for the past three fiscal years.

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, or AMPAC-ISP. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. On June 4, 2012, we entered into an Asset Purchase Agreement with Moog Inc. (“Moog”) (the “Asset Purchase Agreement”), pursuant to which we sold to Moog substantially all of the assets of Ampac-ISP Corp., including all of the equity interests in its foreign subsidiaries (collectively, the “Purchased Assets”). Additionally, Moog assumed certain liabilities related to the operations and the Purchased Assets. The transaction was completed effective August 1, 2012. Please see Note 12 to our consolidated financial statements included in Item 8 of this report for further discussion of discontinued operations.

The Company was incorporated in Delaware in December 1980. The address of our principal executive offices is 3883 Howard Hughes Parkway, Suite 700, Las Vegas, Nevada 89169. Our telephone number is (702) 735-2200 and our website is located at www.apfc.com. The contents of our website are not part of this report.

OUR FINE CHEMICALS SEGMENT

Our Fine Chemicals segment is operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”).

Overview. AFC is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products AFC sells are proprietary to our customers and used in existing drugs that are FDA approved and commercially available. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency (“EMEA”) and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. AFC has distinctive competencies in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale. We have recently expanded our technology offerings to include commercial-scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

We believe current trends in the pharmaceutical industry provide us with an opportunity for long-term growth. The pharmaceutical markets we target are expected to continue to be driven by strong demand for products that use our core technologies, including anti-viral and oncology drugs, many of which are expected to benefit from the use of energetic chemistry or require high containment or other unique engineering expertise. Since a growing percentage of future drugs are anticipated to be based on chirally-pure material, we believe our investment in Simulated Moving Bed (“SMB”) technology may prove to be a strong, long-term competitive advantage for us. We believe there is a continuing trend toward more outsourcing by the pharmaceutical industry, especially for pharmaceutical ingredients that require specialized equipment or technologies, such as SMB or high-containment manufacturing, and chemicals that are sensitive from a proprietary standpoint. In addition, we have recently seen examples of customer outsourcing trends shifting back to chemical suppliers in the U.S. and Western Europe from Asian suppliers.

AFC’s pipeline of development products continues to grow and diversify, reflecting this trend. Development products include research projects, products that are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Prior to Fiscal 2010, revenues from development products were approximately 5% of Fine Chemicals segment revenues. For Fiscal 2012, revenues from development products were 18%. We are targeting 20% of revenues as an average, long-term goal for such sales. Typically, development product activities are the source of developing new long-term customer relationships and often lead to future core products.

Technologies and Facilities. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, and performing energetic chemistries at commercial scale. We have recently added the capability and obtained the permits required to produce substances controlled by the U.S. Drug Enforcement Administration (“DEA”). We have invested significant resources in our facilities, workforce and technology base. We believe we are the U.S. leader in performing chiral separations using SMB technology and own and operate two large-scale SMB systems, both of which are among the largest in the world operating under cGMP. We offer a full range of SMB equipment and related services from laboratory-scale to our large systems. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and highly engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs. In addition, our Rancho Cordova, California facility is both U.S.-based and located within a secured industrial complex providing us with certain advantages for the commercial scale production of controlled substances. We have invested in the equipment and infrastructure necessary to manufacture these materials at commercial scale. We currently hold a manufacturing license from the DEA for the commercial production of Schedule II – V controlled substances.

Our Fine Chemicals segment’s facilities are operated in compliance with FDA and international cGMP standards. Our highly skilled team of experienced chemists, engineers, operators and other professionals provides assurance of supply of high quality products to our customers. Significant investments in new equipment and infrastructure have enhanced our manufacturing capability, efficiency and capacity. We believe the combination of our highly skilled workforce and our unique technology platforms has led to our leadership position within our targeted markets and will help enable us to capitalize on the anticipated growth in drugs that may benefit from the use of our core competencies.

Energetic and Specialty Processes. Energetic chemistry offers a higher purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry at a large scale requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a commercial-scale under cGMP. One of the fastest growing applications for energetic chemistry in pharmaceutical fine chemicals is anti-viral drugs. The majority of this growth has resulted from the increase in HIV-related drugs. For Fiscal 2012, approximately 55% of AFC sales were derived from products that involved energetic and other specialty processes. Specialty processes include technically challenging processes, including the manufacture of chemical compounds referred to as nucleosides and nucleotides.

High Containment. Chemical compounds that require specialized high containment facilities and handling expertise are a growing segment of the pharmaceutical fine chemicals industry. The manufacture of high potency, highly toxic and cytotoxic chemical compounds requires high-containment manufacturing facilities and a high degree of expertise to ensure safe and reliable production. AFC has the expertise and experience to design processes and facilities to minimize and control potential exposure. High potency and cytotoxic APIs and registered intermediates are used to make many commercial oncology drugs. In addition, we believe there are a large number of oncology drugs in the industry pipeline that are made with high potency or cytotoxic APIs and registered intermediates.

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

For Fiscal 2012, approximately 5% of AFC sales were derived from sales of high potency and cytotoxic compounds.

Simulated Moving Bed. Many chemicals used in the pharmaceutical industry are chiral in nature. Chiral chemicals exist in two different forms, or enantiomers, which are mirror images of each other (an analogy is the human hand where one hand is the mirror image of the other). The different enantiomers can have very different properties, including efficacy as a drug substance and side effects. As a result, the FDA encourages pharmaceutical companies to separate the enantiomers of a new drug and study their respective biological activities. If they are found to be different and especially if one is found to cause harmful side effects, the FDA may require the drug be chirally pure (i.e., contain only the enantiomer with the desired therapeutic properties). Several techniques are available to achieve this chiral purity. The desired enantiomer can be isolated from the other by techniques such as chromatography or by other means such as chemical resolution and asymmetric synthesis.

SMB chromatography is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB chromatography is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. SMB chromatography has been successfully used and approved by the FDA for the preparation of chirally-pure drugs. The technique allows for efficient separation of a racemic mixture into its enantiomers. In some cases, SMB chromatography can supplant a traditional manufacturing process by simplifying and reducing the cost of manufacturing. Other uses of SMB technology for the preparation of pharmaceutical ingredients include the purification of a mixture of chemicals. The primary application in this area is the purification of naturally-derived chemical compounds. We have also extended the use of SMB for the removal of “troublesome impurities” and for the recovery of desired product from various side streams thus increasing the recovery of the desired product (concept trademarked by AFC as SMB Mining). For Fiscal 2012, approximately 31% of AFC sales were derived from products that rely on SMB technology.

Controlled Substance Manufacturing. Controlled substances are a class of compounds that are controlled by the DEA under federal statutes and are classified as Schedule I – V compounds. Manufacturers of controlled substances must hold valid DEA registrations, meet strict security and operating standards to produce these materials with a high level of material accountability, and comply with the Controlled Substances Act. Our high security facilities in Rancho Cordova, California offer us a unique advantage in providing many of the controls required for handling of these compounds. We completed a production line and related infrastructure required for producing Schedule II controlled substances in late Fiscal 2011. The facility was successfully inspected by the DEA and a Schedule II – V manufacturing license was issued to AFC in Fiscal 2012.

The manufacture of controlled substances for U.S. consumption is highly controlled and limited to only a handful of U.S. manufacturers. Under the Controlled Substances Import and Export Act, it is unlawful to import into the U.S. from any place outside thereof any controlled substance in Schedule I or II, or any narcotic, except in any case in which the U.S. Attorney General finds that competition among domestic manufacturers of the controlled substance is inadequate. Consequently, foreign competition for the supply of controlled substances is limited. In addition, AFC’s expertise and experience in producing drugs that require high containment and energetic chemistry, in particular at high volumes, provides an additional competitive advantage.

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

Customers and Markets. We have established long-term and in some cases, sole-source contracts with customers that represent the majority of our revenues. Contracts that are not sole-source are limited-source, considering the nature of our industry and the products we manufacture. The inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier. For example, applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities around the world.

The specific identities of most of our customers are contractually restricted as confidential, subject to certain terms and conditions such as consent or regulatory requirements. Our current customers include both multi-national pharmaceutical companies as well as emerging and development-stage pharmaceutical companies. AFC maintains multi-year manufacturing agreements with several large pharmaceutical and biopharmaceutical companies for annual supply of products.

In November 2010, AFC and Gilead Sciences, Inc. (“Gilead”) entered into a new three-year manufacturing supply agreement for a chemical compound referred to as “Tenofovir DF,” the active pharmaceutical ingredient in the drug VIREAD® and one of the APIs in the drugs TRUVADA®, ATRIPLA™, COMPLERA® and STRIBILD™. Under the terms of the agreement, Gilead is obligated to purchase minimum quantities of bulk Tenofovir DF from AFC through 2013, subject to certain terms within the agreement. For Fiscal 2012, revenues from Gilead and UCB S.A. each exceeded 10% of our consolidated revenues.

Competition. The global pharmaceutical fine chemicals industry is both diverse and highly fragmented. Domestic and foreign competition is comprised of numerous participants, both large and small, with no single competitor holding a dominant share of the market. Pharmaceutical fine chemicals manufacturers generally compete based on their breadth of technology base and capabilities, research and development and chemical expertise, availability, flexibility and scheduling of manufacturing capacity, safety record, regulatory compliance history and price.

To compete successfully in the pharmaceutical fine chemicals manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products on a timely basis at competitive prices. Maintaining compliance with various regulatory requirements, such as cGMP, is also a differentiator. We believe manufacturers must also augment their capabilities with a complete line of complementary services, including process development/engineering and process improvement (from initial synthesis of a new drug candidate through market launch and into commercialization). As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.

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

Many large pharmaceutical and biotechnology companies have internal manufacturing capabilities that act as the first layer of competition for custom manufacturers like AFC. When a pharmaceutical or biotechnology company outsources a product, it typically selects from a relatively small number of companies, particularly for projects that involve hazardous materials, specialty chemistries or unique production equipment. AFC’s primary competitors vary in size and capabilities, and are mainly located in the U.S. or Western Europe. The table below lists AFC’s current primary competitors by each of AFC’s current technology niches.

High Containment	Energetic and Specialty Processes	Simulated Moving Bed

SAFC (1)	Group Novasep SAS	Group Novasep SAS
Helsinn	OmniChem (2)	SAFC (1)
Cambrex Corp.	Orgomol (3)	Diacel Chemical Industries, Ltd.
OmniChem (2)

(1)	the fine chemicals division of Sigma-Aldrich Corporation
(2)	a component of the pharmaceuticals division of Ajinomoto Company
(3)	a subsidiary of BASF

OUR SPECIALTY CHEMICALS SEGMENT

Our Specialty Chemicals segment is principally engaged in the production of perchlorates, which include several grades of ammonium perchlorate, sodium perchlorate and potassium perchlorate. Sales of perchlorates represented 88% of the segment’s revenues for Fiscal 2012. In addition, we produce and sell sodium azide, a chemical primarily used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

PERCHLORATE PRODUCTS

Overview. We have supplied rocket-grade AP for use in space and defense programs for over 50 years and we have been the only rocket-grade AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation (“KMCC”). AP is a key component of solid propellant rockets, booster motors and missiles that are utilized in U.S. Department of Defense (“DOD”) tactical and strategic missile programs, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and space exploration programs for the National Aeronautics and Space Administration (“NASA”). There is currently no domestic alternative to these solid rocket motors. As a result, we believe that the U.S. government views us as a strategic national asset.

AP is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in national defense, space exploration and commercial satellite transportation programs. We expect the demand for tactical and strategic missiles to continue at the current levels and the DOD applications are expected to provide the steady basis for AP demand. A significant number of launch vehicles that provide access to space use solid propellant and thus depend, in part, upon AP.

We supply AP for use in a number of defense programs, including the Army’s Guided Multiple Launch Rocket System (GMLRS) program and the Navy’s Standard Missile and D5 Fleet Ballistic Missile programs. Our principal space customers are Alliant Techsystems, Inc. (“ATK”) for the Space Launch System (“SLS”) and the Delta family of commercial rockets, and Aerojet General Corporation (“Aerojet”) for the Atlas family of commercial rockets. We have supplied AP to certain foreign defense programs and commercial space programs, although export sales of AP are not significant. The exporting of AP is subject to federal regulation that strictly limits our foreign sales of AP. We obtain export licenses on a case by case basis which are dependent upon the ultimate use of our product.

While the U.S. government budgeting process will affect the total demand for rocket-grade AP, we expect steady demand within the range of 2.5 million to 5.0 million pounds per year. Further, we expect that unit pricing will continue to vary inversely to volume. Our pricing structure is designed to absorb our substantial fixed manufacturing costs regardless of our annual production volume. As a result, we forecast that this segment will continue to achieve stable annual revenues, without significant growth opportunities. This forecasted range of production volume contemplates the current annual high and low scenarios for both DOD and NASA programs over the next five years, including tactical and strategic missile programs, military and commercial space launch programs, and NASA’s Space Launch System (“SLS”).

SLS is developing the Heavy Launch Vehicle (“HLV”). The current baseline configuration for HLV uses two solid rocket boosters, similar to, but larger than, the retired Space Shuttle Reusable Solid Rocket Motor. Hence, this will demand the use of rocket-grade AP. During the development phase of approximately four years, the demand should be one to two million pounds per year. In the launch phase after development, the demand for rocket-grade AP from HLV should be more significant. While there is still potential to shift to liquid boosters in the future, once the new solid rocket boosters are developed, we believe there will be no advantage to switching to a different technology.

In addition, there are other commercial concepts such as the Liberty System which are also expected to use AP. The potential demand for these systems is not included in the current forecasts and would represent an increase in demand for AP, but would not have a significant impact on revenues due to our pricing constraints.

The most predictable and steady use of AP is expected to be in the DOD applications. The need for tactical rockets and strategic missiles is anticipated to provide the base demand over the coming five-year period and beyond.

We have little ability to directly influence the demand for rocket-grade AP. In addition, demand for rocket-grade AP is program specific and dependent upon, among other things, governmental appropriations. Any decision to delay, reduce or cancel programs could have a significant adverse effect on our results of operations, cash flow and financial condition. However, our ability to adjust pricing through customer agreements and catalog pricing should help mitigate the degree of the effect on our financial performance.

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

Customers and Markets. Prospective purchasers of rocket-grade AP consist principally of rocket motor manufacturers in programs of the DOD and NASA. The specialized nature of the activities of these contractors restricts competitive entry by others. Therefore, there are relatively few potential customers for rocket-grade AP, and individual rocket-grade AP customers account for a significant portion of our revenues. Prospective customers also include companies providing commercial satellite launch services and agencies of foreign governments and their contractors.

ATK is a significant AP customer. We sell rocket-grade AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for rocket-grade AP and that requires ATK to purchase its rocket-grade AP requirements from us, subject to certain terms and conditions. The contract, which expires in September 2013, provides fixed pricing in the form of a price volume matrix for annual rocket-grade AP volumes ranging from 3 million to 20 million pounds. Pricing varies inversely to volume and includes annual escalations. For Fiscal 2012, revenues from ATK exceeded 10% of our consolidated revenues.

Aerojet is also a significant AP customer. For Fiscal 2012, revenues from Aerojet exceeded 10% of our consolidated revenues.

Technologies and Facilities. We produce AP at our Iron County, Utah manufacturing facility, which utilizes our proprietary technology and is ISO 9001, ISO 14000 and OHSAS 18000 certified. The facility is the only one of its kind in North America. Its construction financing was supported in 1988 by the U.S. government due to the strategic importance of AP to the U.S. government’s access to space and for military applications.

As currently configured, this facility is capable of producing 30 million pounds of perchlorate chemicals annually. Rocket-grade AP produced at the facility and propellants incorporating such AP have been qualified for use in all programs for which testing has been conducted, including the Space Shuttle, Minuteman, Multiple Launch Rocket System, and the Delta, Pegasus, Atlas and SLS programs.

Our perchlorate chemicals facility incorporates modern equipment and materials-handling systems designed, constructed and operated in accordance with the operating and safety requirements of our customers, insurance carriers and governmental authorities. Redundant equipment is installed to improve reliability and schedule compliance.

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

Market. The total demand for sodium azide is primarily from non-U.S. markets. Currently, sodium azide made by the Company is sold for use principally in the synthesis of pharmaceutical fine chemicals and other smaller niche markets.

We have an on-going program to evaluate our participation in other markets which currently or might in the future use sodium azide or other sodium-based products.

Customers. Pharmaceutical businesses comprise the majority of end users.

Competition. We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least three substantial producers in India, including Island Veer Chemie and Corvine.

HALOTRON PRODUCTS

Halotron is a series of halocarbon-based clean fire extinguishing agents that incorporate proprietary blends of chemicals and hardware. Conventional fire extinguishing agents, such as those based on sodium bicarbonate and mono-ammonium phosphate (“ABC dry chemical”) consist of finely divided solid powders. These agents leave a coating upon discharge that is typically costly to remove after a fire event. In contrast, the Halotron clean agents add value to the user since they are discharged either as a rapidly evaporating liquid or a gas that leaves no residue, which minimizes or eliminates possible moderate or severe damage to valuable assets (such as electronic equipment, machinery, motors and most materials of construction).

Halotron I was designed to replace severe ozone depleting halon 1211 in all applications and Halotron II to replace halon 1301 in limited applications. Halon 1211 and 1301, both brominated chlorofluorocarbon chemicals, were widely used worldwide as clean fire extinguishing agents prior to 1994. In 1987 the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) was signed by more than 50 countries, including the U.S., and it stipulated restrictions on the new production (which ended in developed countries at the end of 1993) and use of halons.

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

Customers and Market. Our largest Halotron I customer is Amerex Corporation. Since 1998, Amerex Corporation has incorporated bulk Halotron I manufactured by us into a full line of Underwriters Laboratories Inc. (“UL”) listed portables. We also sell Halotron I to other large Original Equipment Manufacturers (“OEMs”) based in the U.S., including Buckeye Fire Equipment, Kidde Residential and Commercial (a division of United Technologies Corporation (“UTC”)) and Badger Fire Protection (a division of UTC). In addition, over 110 commercial airports in the U.S. have 500 lb type FAA approved Halotron I systems on their aircraft rescue and fire fighting (“ARFF”) vehicles.

The end-user market for non-halon clean fire extinguishing agents is generally divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime, with industrial and commercial being the largest. The industrial segment includes manufacturing plants, computer component clean rooms, and telecommunications facilities. The commercial segment includes general office buildings spaces and computer data rooms.

We also actively market Halotron I into foreign countries which include Canada, India, Indonesia, Korea, Pakistan, the Philippines, Saudi Arabia, Singapore and Thailand, among others. The primary market for Halotron II, which is sold in limited volume, is Scandinavia. Additional markets for Halotron II, primarily in UL-listed hardware to be sold in the U.S., are under development.

Competition. The primary competing product to Halotron I is FE36™ manufactured by DuPont. It is a hydrofluorocarbon-based (HFC-based) product that is sold in UL-listed portable fire extinguishers through one major OEM. There remains a small recycled halon 1211 market that competes with Halotron I. The other principal competing product to Halotron I in the conventional agent category (not clean agents) is an ABC dry chemical (mono ammonium phosphate) which is the highest volume product component in portable fire extinguishers and is offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor; however, it is much less effective. Another competing product line is the Novec™ series from 3M™ Company. Novec 1230 is the most widely commercialized but it has a limited market share of the total flooding market and it is not currently used broadly in UL-listed portable fire extinguishers.

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

REGULATORY COMPLIANCE

FEDERAL ACQUISITION REGULATIONS. As a supplier to U.S. government projects, we have been and may be subject to audit and/or review by the government with respect to the negotiation and performance of, and of the accounting and general practice relating to, government contracts. Most of our contracts for the sale of AP are in whole or in part subject to the commercial sections of the Federal Acquisition Regulations. Our AP pricing practices have been and may be reviewed by our customers and by certain government agencies.

FDA AND SIMILAR REGULATORY AGENCIES. AFC produces pharmaceutical ingredients in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as the FDA, the EMEA, and Japan’s PMDA. AFC’s regulatory status is maintained via comprehensive quality systems in compliance with FDA requirements set forth in the U.S. Code of Federal Regulations (21 CFR Parts 210 and 211). Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. The cGMP guidelines cover a broad range of quality systems, including manufacturing activities, quality assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be validated and their use documented. AFC also produces pharmaceutical ingredients classified as controlled substances by the DEA. Compliance with these regulations requires strict adherence to security, custody, recordkeeping and similar matters.

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

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report has not yet been made public. We continue to monitor activities and expect the proposed regulation to be published in February 2013 followed by a 60-day public comment period. The earliest a final regulation is expected to be published is August 2014. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 parts per million, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. The Nevada Environmental Response Trust (“NERT”), is the entity responsible for completing environmental remediation work at the Henderson location as a result of the 2010 settlement of the 2009 bankruptcy of KMCC’s successor, Tronox LLC.

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

From time to time, we have held discussions with NDEP to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight costs. Discussions regarding a formal agreement are currently active and we anticipate that a formal agreement will be completed during our fiscal year ending September 30, 2013.

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

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflected (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400.

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into the early months of our fiscal year ending September 30, 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. We estimate average annual O&M costs to be approximately $1,900. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

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

As of September 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $13,000 to approximately $36,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2012, the accrued amount was $16,754, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet-General Corporation (“Aerojet”), a wholly-owned subsidiary of GenCorp, Inc.

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

OTHER MATTERS

BACKLOG.

Fine Chemicals. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $80,500 and $50,900 as of September 30, 2012 and 2011, respectively. We anticipate order backlog as of September 30, 2012 to be substantially filled during Fiscal 2013. The amount in backlog can fluctuate and is dependent on a number of factors, including the timing of when customers issue purchase orders to AFC.

Specialty Chemicals. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $25,100 and $46,800 as of September 30, 2012 and 2011, respectively. We anticipate order backlog as of September 30, 2012 to be substantially filled during Fiscal 2013. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter. Specialty Chemicals segment backlog as of September 30, 2011 was atypically high relative to its annual sales volume.

INTELLECTUAL PROPERTY. Most of our intellectual property consists of trade secrets, patents, and know-how. In addition, our intellectual property includes our name, exclusive and non-exclusive licenses to other patents, and trademarks. The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of the Company: AMPAC (with logo)®, CHLORMASTER®, EXCEEDING CUSTOMER EXPECTATIONS®, HALOTRON®, ODORMASTER®, PEPCON®, POLYFOX®, and SMB MINING®. In addition, we have various foreign registrations for AMPAC (with logo) and HALOTRON.

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

Fine Chemicals. Our Fine Chemicals segment raw materials consist primarily of chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. AFC maintains supply contracts with a small number of well-established bulk commodity chemical manufacturers and distributors. Although the contracts do not protect against price increases, they do help to ensure a consistent supply of high-quality chemicals. In addition, for chemicals that are not considered commodities or otherwise readily available in bulk form, AFC has supply agreements with multiple sources, when possible, to help ensure a constant and reliable supply of these chemicals. However, some customers require AFC to purchase only from the supplier designated by the customer. In several cases, these sole-source raw materials are from Asian suppliers. Such situations can arise, for example, for a new drug or a drug under development for which the supply chain is still being developed and expanded. In at least one instance where a chemical is a key ingredient to a process and is only available from one or a very small number of suppliers, AFC itself is an alternative supply source and can manufacture the chemical in-house if necessary

Specialty Chemicals. The major raw materials used in our Specialty Chemicals segment production processes are graphite, sodium chlorate, ammonia, hydrochloric acid, sodium metal, nitrous oxide and HCFC-123. Our operations consume a significant amount of power (electricity and natural gas); the pricing of these power costs can be volatile. Significant increases in the cost of raw materials or component parts may have an adverse impact on margins if we are unable to pass along such increases to our customers. All raw materials used in our manufacturing processes typically are available in commercial quantities.

GOVERNMENT CONTRACTS SUBJECT TO TERMINATION. U.S. government contracts are dependent on the continuing availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Since our significant customers in our Specialty Chemicals segment are mainly U.S. government contractors or subcontractors subject to this yearly congressional appropriations process, their purchase of our products are also dependent on their U.S. government contracts not being materially curtailed. In addition, to the extent we are acting as a subcontractor to U.S. government contractors, we are subject to the risk that the U.S. government may terminate its contracts with its contractors either for its convenience or in the event of a default by the applicable contractor. Furthermore, since our significant customers are U.S. government contractors, they may cease purchasing our products if their contracts are terminated, which may have a material adverse effect on our operating results, financial condition or cash flow.

INSURANCE. We maintain liability and property insurance coverage at amounts that management believes are sufficient to meet our anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that we will not incur losses beyond the limits of, or outside the coverage of, our insurance.

EMPLOYEES. At September 30, 2012, we employed approximately 494 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.

At September 30, 2012, approximately 162 employees of our Fine Chemicals segment were covered by collective bargaining or similar agreements which expire in June 2013.

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

We depend on a limited number of customers for most of our sales and the loss of one or more of these customers could have a material adverse effect on our financial position, results of operations and cash flows.

Most of the perchlorate chemicals we produce, which accounted for 88% of our total revenues in the Specialty Chemicals segment for Fiscal 2012 and approximately 33% of our consolidated total revenues for Fiscal 2012, are purchased by two customers. Should our relationship with one or more of our major Specialty Chemicals customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by AFC of a limited number of registered intermediates and active pharmaceutical ingredients for a limited number of key customers. One customer of AFC accounted for 31% of our consolidated revenue and the top two customers of AFC accounted for approximately 72% of its revenues, and 43% of our consolidated revenues, in Fiscal 2012. Negative developments in these customer relationships or in either of the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to negotiate lower prices, any of which could have a similar negative effect on the results of operations of AFC. If the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the FDA, or other regulatory agencies, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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

The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to scheduled and unscheduled inspection by the FDA and other governmental agencies. Operations at these facilities could be interrupted or halted if such inspections are unsatisfactory and we could experience fines and/or other regulatory actions if we are found not to be in regulatory compliance. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers generally are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. In some cases, approval is required from other regulatory agencies such as the DEA. Even if AFC’s customers are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on either AFC’s or its customers’ part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.

Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose on AFC or its customers changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA and DEA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, delays in, or total or partial suspension or withdrawal of, approval of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations or the standards by which they are enforced change and/or compliance is deficient in any significant way, such as a failure to materially comply with the FDA’s current Good Manufacturing Practices or “cGMP” guidelines, or if a regulatory authority asserts publically or otherwise such a deficiency or takes action against us whether or not the underlying asserted deficiency is ultimately found to be sustainable, it could have a material adverse effect on us. In our Specialty Chemicals and Fine Chemicals segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.

Moreover, in other areas of our business, we, like other government and military subcontractors, are subject indirectly in many cases to government contracting regulations and the additional costs, burdens and risks associated with meeting these heightened contracting requirements. Failure to comply with government contracting regulations may result in contract termination, the potential for substantial civil and criminal penalties, and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. For example, these consequences could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. In addition, the U.S. government and its principal prime contractors periodically investigate the U.S. government’s subcontractors, including with respect to financial viability, as part of the U.S. government’s risk assessment process associated with the award of new contracts. Consequently, for example, if the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government subcontractor would be impaired. Further, a portion of our business involves the sale of controlled products overseas, such as supplying ammonium perchlorate, or “AP”, to various foreign defense programs and commercial space programs. Foreign sales subject us to numerous additional complex U.S. and foreign laws and regulations, including laws and regulations governing import-export controls applicable to the sale and export of munitions and other controlled products and commodities, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. The costs of complying with the various and often complex and frequently changing laws and regulations and regulatory oversight applicable to us and the businesses in which we engage, and the consequences should we fail to comply, even inadvertently, with such requirements, could be significant and could reduce our profitability and liquidity.

A significant portion of our business is based on contracts with the contractors or subcontractors to the U.S. government and these contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

Sales to U.S. government prime contractors and subcontractors represent a significant portion of our business. We also make sales to the U.S. government from time to time. In Fiscal 2012, our Specialty Chemicals segment generated approximately 30% of consolidated revenues, primarily sales of rocket-grade AP, from sales to U.S. government prime contractors and subcontractors. Funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated or curtailed. For example, one significant use of rocket-grade AP historically has been in NASA’s Space Shuttle program. Consequently, with the recent retirement of the Space Shuttle fleet, the long-term demand for rocket-grade AP may be uncertain. While rocket-grade AP volume increased in Fiscal 2012, supported by the return in Fiscal 2012 of quantities for development motors for the NASA’s HLV which is part of the new SLS, the HLV is still in the development phase and NASA could shift away from the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs in the future. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

Recent economic crises, and the U.S. government’s corresponding actions, may result in cutbacks in major government programs. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Moreover, the U.S. government may terminate its contracts with its suppliers either for its convenience or in the event of a default by the supplier. Since a significant portion of our customer base is U.S. government contractors or subcontractors, we may have limited ability to collect fully on our contracts when the U.S. government terminates its contracts. If a contract is terminated by the U.S. government where we are a subcontractor, the U.S. government contractor may cease purchasing our products if its contracts are terminated. We may have resources applied to specific government-related contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources. Given the significance to our business of contracts based on U.S. government contracts, fluctuations or reductions in governmental funding for particular governmental programs and/or termination of existing governmental programs and related contracts may have a material adverse effect on our operating results, financial condition or cash flows.

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

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site,” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In the fiscal year ended September 30, 2005 (“Fiscal 2005”), we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes the installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”).

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

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design and engineering of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflected (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into the early months of Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the expansion project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

As of September 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $13,000 to approximately $36,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2012, the accrued amount was $16,754, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we have proceeded with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

Other Environmental Matters. As part of our acquisition of the fine chemicals business of GenCorp Inc., AFC leased 241 acres of land on a Superfund site in Rancho Cordova, California, owned by Aerojet-General Corporation, a wholly-owned subsidiary of GenCorp Inc. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, has very strict joint and several liability provisions that make any “owner or operator” of a “Superfund site” a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of CERCLA and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation, although we received a letter from the EPA in November 2005 indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Superfund site. Additionally, pursuant to the EPA consent order governing remediation for this site, AFC must abide by certain limitations regarding construction and development of the site which may restrict AFC’s operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC.

Although we have established an environmental reserve for remediation activities in Henderson, Nevada, given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may exceed any related reserves.

As of September 30, 2012, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $16,754. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could lead us to have additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

For each of our Specialty Chemicals and Fine Chemicals segments, production is conducted in a single facility and any significant disruption or delay at a particular facility could have a material adverse effect on our business, financial position and results of operations.

Our Specialty Chemicals segment products are produced at our Iron County, Utah facility and our Fine Chemicals segment products are currently produced at our Rancho Cordova, California facility. Any of these facilities could be disrupted or damaged by fire, floods, earthquakes, power loss, systems failures or similar or other events. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. A significant disruption at one of our facilities, even on a short-term basis, could impair our ability to produce and ship the particular business segment’s products to market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

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

Key raw materials used in our operations include sodium chlorate, graphite, ammonia, sodium metal, nitrous oxide, HCFC-123, and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies and components needed in our manufacturing processes are available. In addition, as supplier to U.S. government contractors or subcontractors, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous government and/or customer specifications. If a supplier provides to us raw materials or other supplies or components that are deficient or defective or if a supplier fails to provide to us such materials, supplies or components in a timely manner or at all, we may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping or in fact drop low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries and/or delivery timelines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than we have with our regular suppliers. We are further impacted by the cost of raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has a significant impact on the cost of operating our Specialty Chemicals segment facility.

AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer either provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products or requires AFC to use a particular or limited number of suppliers for a raw material. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. A delay in the arrival of the shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers. Certain key raw materials are obtained from sources from outside the U.S., including the People’s Republic of China. Factors that can cause delays in the arrival of raw materials include weather or other natural events, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. In addition, the availability of certain chemicals is subject to DEA quotas.

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

As of September 30, 2012, AFC had approximately 162 employees that were covered by collective bargaining or similar agreements. We consider our relationships with our unionized employees to be satisfactory. In July 2010, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2013. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. From time to time we have entered into employment or similar agreements with our executive officers and we may do so in the future, as competitive needs require. These agreements typically allow the officer to terminate employment with certain levels of severance under particular circumstances, such as a change of control affecting our company. In addition, these agreements generally provide an officer with severance benefits if we terminate the officer without cause. Our inability to attract and retain talented personnel and replace key personnel in a timely fashion could disrupt the operations of the segment affected or our overall operations. Furthermore, our business is very technical and the technological and creative skills of our personnel are essential to establishing and maintaining our competitive advantage. For example, customers often turn to AFC because very few companies have the specialized experience and capabilities and associated personnel required for performing chiral separations, energetic chemistries and projects that require high containment. Our future growth and profitability in part depend upon the knowledge and efforts of our highly skilled employees, including their ability to keep pace with technological changes in the fine chemicals and specialty chemicals industries, as applicable. We compete vigorously with various other firms to recruit these highly skilled employees. Our operations could be disrupted by a shortage of available skilled employees or if we are unable to attract and retain these highly skilled and experienced employees.

We may continue to expand our operations through acquisitions, but the acquisitions could divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy may include growth through future possible acquisitions, in particular in connection with our Fine Chemicals segment. Our future growth is likely to depend, in significant part, on our ability to successfully implement this acquisition strategy. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive and suitable acquisition targets, internal demands on our resources and our ability to obtain or otherwise facilitate cost-effective financing, especially during difficult and unsettled economic times in the credit market. Any future acquisitions would currently challenge our existing resources. To the extent that we were to implement a new acquisition, if we did not properly meet the increasing expenses and demands on our resources resulting from such future growth, our results could be adversely affected. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management’s attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.

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

As of November 30, 2012, we had outstanding debt of approximately $60,000, for which we are required to make principal and interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

We are obligated to comply with various ongoing covenants in our debt, including in certain cases financial covenants, that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt. Our outstanding debt generally contains various affirmative, negative and financial covenants. These covenants include provisions restricting our and our current and future domestic subsidiaries’ ability to, among other things:

—	pay dividends, repurchase our stock, or make other restricted payments;

—	make certain investments or acquisitions;

—	incur additional indebtedness;

—	create or permit to exist certain liens;

—	enter into certain transactions with affiliates;

—	consummate a merger, consolidation or sale of assets;

—	change our business; and

—	wind up, liquidate, or dissolve our affairs.

Any of the covenants described above may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which would negatively impact our liquidity. In light of our continued working capital requirements, and challenging market conditions, there is a risk that we may be unable to continue to comply with one or more of our debt covenants in the future. Such noncompliance could require us to re-negotiate new terms with our lenders which, in all likelihood, would lead to the incurrence of transaction costs and potentially other less favorable terms and conditions being placed upon us, thereby further negatively impacting our liquidity and results of operations.

Significant changes in discount rates, rates of return on pension assets and other factors could affect our estimates of pension obligations, which in turn could affect future funding requirements, related costs and our future financial condition, results of operations and cash flows.

As of September 30, 2012, we had unfunded pension obligations, including the current and non-current portions, of $55,827. The cost of our defined benefit pension plans is recognized through operations over extended periods of time and involves many uncertainties during those periods of time. Our funding policy for our U.S. tax-qualified defined benefit pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Changes in these and related factors can affect our estimates of pension obligations. Additionally, significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.

We have unfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $44,741 on a projected benefit obligation basis as of September 30, 2012. Declines in the value of plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.

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

The market price of our common stock has been highly volatile during the past several years. For example, during the year ended September 30, 2012, the highest closing sale price for our common stock was $13.47 and the lowest closing sale price for our common stock was $6.85. The realization of any of the risks described in these Risk Factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Moreover, the market price of our common stock may fluctuate substantially due to many factors, including:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information regarding our properties at September 30, 2012 (dollars in thousands):

Location	Principal Use	Approximate Area or Floor Space	Status	Approximate Annual Rent

(a) Iron County, UT	Specialty Chemicals and Water Treatment Equipment Manufacturing Facilities	258 Acres	Owned	N/A
(b) Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$0
(c) La Porte, TX	Fine Chemicals Manufacturing Facility	5 Acres	Owned	N/A
(d) Las Vegas, NV	Executive Offices	22,531 sq.ft.	Leased	$1,001
(e) Henderson, NV	Groundwater Remediation Site	1.75 Acres	Owned	N/A

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate, sodium azide and Halotron products and water treatment equipment. Presently, this facility has significant remaining capacity. We own approximately 5000 acres of land that is utilized and adjacent to our Utah facilities. The acreage indicated in the chart represents land currently utilized by our manufacturing facilities.
(b)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility has adequate capacity.
(c)	This facility is currently idle and will be used for the expansion of fine chemical manufacturing.
(d)	These offices are used for our corporate office functions.
(e)	This facility is used for the groundwater remediation activities of the Company.

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

Item 4. Mine Safety Disclosures

We are required, if applicable, to provide a statement that the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to the annual report. This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK LISTING. Our common stock trades on the Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ended September 30:

	2012		2011
	High	Low	High	Low

First Quarter	$9.75	$6.85	$6.30	$4.36
Second Quarter	8.29	7.20	6.28	5.73
Third Quarter	10.59	7.35	8.16	5.81
Fourth Quarter	13.47	8.60	9.97	6.50

At November 30, 2012, there were approximately 700 stockholders of record of our common stock. The closing price of our common stock on November 30, 2012 was $11.43.

DIVIDENDS, UNREGISTERED SALES OF STOCK AND STOCK REPURCHASES. No dividends were declared during Fiscal 2012 and Fiscal 2011. Our ability to pay dividends is subject to restrictions, as set forth in the discussion of our “Long-Term Debt and Credit Facilities” under the heading “Liquidity and Capital Resources” in Item 7 of this report. During the fiscal year ended September 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. During the quarter ended September 30, 2012, we did not repurchase any shares of our common stock.

TRANSFER AGENT. Our stock transfer agent is American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, New York, 11219, (800) 937-5449.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. See Part III, Item 12 of this annual report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands, Except Per Share Amounts)

The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the fiscal years ended September 30, 2012 (“Fiscal 2012”), September 30, 2011 (“Fiscal 2011”) and September 30, 2010 (“Fiscal 2010”). The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this annual report on Form 10-K. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can”, “could”, “may”, “should”, “will”, “would”, “expect”, “anticipate”, “believe”, “estimate”, “future”, “forecast”, “intend” or the negative of these terms or other similar words or expressions. Moreover, statements that speculate about future events are forward-looking statements such as with respect to the fiscal year ending September 30, 2013 (“Fiscal 2013”). These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless as otherwise required by law, to update or revise any forward-looking statements in order to reflect new information, events or circumstances that may arise after the date of this annual report on Form 10-K.

OUR COMPANY

American Pacific Corporation and its predecessors have been engaged in chemical manufacturing since 1955. We are a leading custom manufacturer of fine chemicals and specialty chemicals within our focused markets. Through our Fine Chemicals segment, we supply active pharmaceutical ingredients (“APIs”) and registered intermediates to the pharmaceutical industry. Our Specialty Chemicals segment produces various perchlorate chemicals and is the only North American producer of Ammonium Perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and each of their major product lines for the fiscal years ended September 30:

	2012	2011	2010

Fine Chemicals	60%	56%	50%

Specialty Chemicals:
Perchlorates	33%	37%	40%
Sodium azide	2%	2%	2%
Halotron	2%	3%	3%

Total specialty chemicals	37%	42%	45%

Other Businesses:
Real estate	*	*	*
Water treatment equipment	3%	2%	5%

Total other businesses	3%	2%	5%

Total revenues	100%	100%	100%

*	less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products AFC sells are proprietary to our customers and used in existing drugs that are FDA approved and commercially available. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale. We have recently expanded our technology offering to include commercial scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

We have invested significant resources in our facilities, workforce and technology base. We believe we are the U.S. leader in performing chiral separations using SMB technology and own and operate two large-scale SMB systems, both of which are among the largest in the world operating under cGMP. We offer a full range of SMB equipment and related services from laboratory-scale to our large systems. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and highly engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.

We have established long-term, and in some cases sole-source contracts with customers that represent the majority of our revenues. Contracts that are not sole-source are limited-source considering the nature of our industry and the products we manufacture. The inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier. For example, applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities around the world.

SPECIALTY CHEMICALS. Our Specialty Chemicals segment is principally engaged in the production of perchlorates, which include several grades of ammonium perchlorate (“AP”), sodium perchlorate and potassium perchlorate. AP is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in national defense, space exploration and commercial satellite transportation programs. We have supplied rocket-grade AP for use in space and defense programs for over 50 years and we have been the only rocket-grade AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation. AP is a key component of solid propellant rockets, booster motors and missiles that are utilized in U.S. Department of Defense (“DOD”) tactical and strategic missile programs, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and space exploration programs for the National Aeronautics and Space Administration (“NASA”). There is currently no domestic alternative to these solid rocket motors. As a result, we believe that the U.S. government views us as a strategic national asset.

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

DISCONTINUED OPERATIONS. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

	Year Ended September 30,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10

Fine Chemicals	$111,536	$89,497	$69,632	25%	29%
Specialty Chemicals	68,513	66,905	62,611	2%	7%
Other Businesses	5,578	4,312	6,341	29%	(32%)

Total Revenues	$185,627	$160,714	$138,584	16%	16%

For Fiscal 2012, revenues increased 16% to $185,627 as compared to $160,714 for Fiscal 2011. Fiscal 2011 revenues increased 16% compared to Fiscal 2010. See further discussion below under Business Segment Results.

COST OF REVENUES AND GROSS PROFIT

	Year Ended September 30,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10

Revenues	$185,627	$160,714	$138,584	16%	16%
Cost of Revenues	119,477	113,863	92,211	5%	23%

Gross Profit	$66,150	$46,851	$46,373	41%	1%

Gross Margin	36%	29%	33%

In addition to the factors discussed below under the heading Business Segment Results, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments. Our Fine Chemicals segment accounted for 60%, 56% and 50% of consolidated revenues in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Our Specialty Chemicals segment accounted for 37%, 42% and 45% of consolidated revenues in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. See further discussion below under “Business Segment Results”.

OPERATING EXPENSES

	Year Ended September 30,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10

Operating Expenses	$39,066	$35,895	$39,438	9%	(9%)
Percentage of Revenues	21%	22%	28%

Fiscal 2012 operating expenses increased $3,171 compared to Fiscal 2011 primarily as a result of increases in operating expenses of our Fine Chemicals Segment.

Fiscal 2011 operating expenses decreased $3,543 to $35,895 from $39,438 for Fiscal 2010 primarily as a result of our company-wide cost reduction initiative. The most significant reductions were from corporate expenses with the Fine Chemicals segment and Specialty Chemicals segment also achieving meaningful reductions. See further discussion below under “Business Segment Results”.

ENVIRONMENTAL REMEDIATION CHARGES. During Fiscal 2012 and Fiscal 2011, we recorded environmental remediation charges of $700 and $6,000, respectively, reflecting increases in our total cost estimate of probable costs for our Henderson, Nevada groundwater remediation operations. See detailed discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

OTHER OPERATING GAINS. During Fiscal 2012 and Fiscal 2011, our Fine Chemicals segment reported other operating gains of $1,714 and $2,929, respectively, that resulted from the resolution of gain contingencies. The reported gains are comprised of the following two matters.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during Fiscal 2013. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of the facilities. During Fiscal 2012 and Fiscal 2011, we received from the former owner cash consideration in the amount of $1,714 and $258, respectively, for a limited release of liability of the former owner with respect to one of the completed projects.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During Fiscal 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT

	Year Ended September 30,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10

Interest and Other Income, Net	$38	$235	$42	(84%)	460%
Interest Expense	$10,173	$10,514	$10,647	(3%)	(1%)
Loss on Debt Extinguishment	$1,397	$-	$-	-	-

We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances and the applicable interest rate. In addition, during Fiscal 2011, we received interest income in the amount of $190 related to above-mentioned property tax refunds.

Interest expense was consistent between Fiscal 2012, Fiscal 2011 and Fiscal 2010 because the interest rate for our then outstanding debt was fixed.

On August 9, 2012, we called $40,000 of the outstanding principal amount of the Senior Notes. On September 10, 2012 we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. The redemption price for the Notes was 102.25% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to the redemption date. The transaction resulted in a net loss on debt retirement of $1,397 which includes the call premium of $900, unamortized debt issuances costs of $482 and other expenses of $15. See further discussion below under the heading “Long Term Debt and Credit Facilities”.

INCOME TAXES. Our income tax expense (benefit) rate for continuing operations differs from the federal statutory rate due to state income taxes, amounts that were expensed for book purposes that are not deductible for income tax purposes, changes in our valuation allowances, and other adjustments to our estimates of tax liabilities.

A reconciliation of the federal statutory rate to our effective tax (benefit) rate for continuing operations is as follows for the years ended September 30:

	2012	2011	2010

Federal income tax at the statutory rate	35.0%	(35.0%)	(35.0%)
State income tax, net of federal benefit	4.1%	(3.6%)	(6.6%)
Nondeductible expenses	1.4%	8.6%	8.8%
Valuation allowance	(62.9%)	318.6%	0.0%
Interest and penalties	0.4%	1.1%	12.1%
Other	(0.7%)	2.0%	(0.1%)

Effective tax rate	(22.7%)	291.7%	(20.8%)

Deferred tax assets are comprised of the following at September 30:

	2012	2011

Deferred tax assets:
Pension obligations	$22,270	$17,687
Environmental remediation reserves	9,997	12,849
Inventory	9,183	6,837
Accrued expenses	3,824	3,025
Deferred gain on sale of business	1,448	-
Intangible assets	475	1,564
Tax credits and carryforwards	66	7,263
Other	964	1,001

Subtotal	48,227	50,226
Valuation allowance	(66)	(11,527)

Deferred tax assets	48,161	38,699

Deferred tax liabilities:
Property, plant and equipment	(13,805)	(15,849)
Prepaid expenses	(432)	(430)
Other	(100)	(100)

Deferred tax liabilities	(14,337)	(16,379)

Net deferred tax assets	$33,824	$22,320

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

For Fiscal 2011, we evaluated negative evidence noting that for the three-year period then ended, we reported a cumulative net loss. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and this form of negative evidence is difficult to overcome without sufficient objectively verifiable positive evidence. Our then objectively verifiable positive evidence included certain aspects of our historical results. Additional positive evidence includes forecasts of future taxable income. However, since this latter form of evidence was not objectively verifiable, its weight is not sufficient to overcome the negative evidence. As a result of this evaluation, we increased our valuation allowance for deferred tax assets by $10,420 as of September 30, 2011. Of this amount, $7,628 was recorded as income tax expense and $2,792 was charged to other comprehensive loss offsetting deferred tax assets that were generated in the current year.

For Fiscal 2012, we reported significant income before tax from continuing operations which resulted in cumulative earnings for the three-year period then ended. We evaluated the current facts and circumstances and concluded that the negative evidence that existed as of September 30, 2011, no longer existed. Accordingly, we relied on positive evidence, which included taxable income in the current year, a forecast of significant taxable income in coming years and the absence of credit carry forward balances. As a result, we reversed the valuation allowance of $10,420. Of this amount, $2,792 increased other comprehensive income and $7,628 was recorded as an income tax benefit for continuing operations.

The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment or reversal of a valuation allowance, if any, does not impact cash nor does it preclude us from using our tax credits, loss carryforwards and other deferred assets in the future.

DISCONTINUED OPERATIONS. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, or AMPAC-ISP. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

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

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us. We have accounted for the Escrow Amount as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Year Ended September 30,
	2012	2011	2010

Revenues	$44,039	$48,941	$37,608

Discontinued Operations:
Operating income (loss) before tax	$643	$3,328	$(270)
Income tax provision (benefit)	506	1,185	101

Net income (loss) from discontinued operations	137	2,143	(371)

Gain (Loss) on Sale fo Discontinued Operations
Gain on sale of discontinued operations before tax	5,059	-	-
Income tax provision (benefit)	209	-	-

Net gain on sale of discontinued operations	4,850	-	-

	$4,987	$2,143	$(371)

BUSINESS SEGMENT RESULTS

FINE CHEMICALS SEGMENT

	Year Ended September 30,
	2012	2011	2010

Revenues	111,536	89,497	69,632
Operating Income (Loss)	8,678	(6,283)	(7,583)
Operating Margin	8%	(7%)	(11%)

As discussed above under the heading “Other Operating Gains”, our Fine Chemicals segment operating income (loss) for Fiscal 2012 and Fiscal 2011 includes other gains of $1,714 and $2,929, respectively. To facilitate comparison of the Fiscal 2012, Fiscal 2011 and Fiscal 2010 operating results, the following table computes Adjusted Segment Operating Loss and Adjusted Segment Operating Margin which excludes these gains.

	Year Ended September 30,
	2012	2011	2010

Adjustments for Other Operating Gains:
Operating Income (Loss), as reported	8,678	(6,283)	(7,583)
Exclude Other Operating Gains	(1,714)	(2,929)	-

Segment Operating Income (Loss), as adjusted	6,964	(9,212)	(7,583)

Operating Margin, as adjusted	6%	(10%)	(11%)

Revenues. Fine Chemicals segment revenues increased 25% in Fiscal 2012 as compared to Fiscal 2011, led by strong anti-viral product revenues. Compared to Fiscal 2011, anti-viral products revenues increased 94% for Fiscal 2012. Anti-viral products revenues in the Fiscal 2011 periods were at reduced levels due to a gap between production campaigns for a particular product. Production of this product resumed in early calendar 2011 under a renewed three-year agreement resulting in a significant increase in anti-viral products revenues in Fiscal 2012.

Revenues from our Central Nervous System (“CNS”) products increased 54% compared to Fiscal 2011 reflecting improved pricing and favorable volumes. During Fiscal 2012 we renewed the production contract for the primary group of products within this therapeutic indication. The new contract has a five-year term, favorable pricing as compared to the prior contract, and contains minimum purchase requirements for our customer.

The increases in anti-viral and CNS products revenues were offset somewhat by lower oncology products revenues. During the later part of Fiscal 2012, we began to recognize revenue from the commercial production of three new products with oncology indications. The introduction of new commercial products is an important achievement for this segment. Nonetheless, the Fiscal 2012 initial revenues for these new products did not fully replace revenue declines from our legacy oncology product. Our legacy oncology product is an active pharmaceutical ingredient for a drug facing generic competition and, as a result, is experiencing volume and related revenue declines. We anticipate volume for these new products, and products currently considered development products, to grow and replace or exceed revenues from mature oncology products in the coming years. The introduction of these new products into our commercial product lines is an example of how our emphasis on our pipeline of development products can result in a successful replacement cycle for maturing products.

Development products are products which are not yet commercialized, and products which are commercial but for which we are not a current commercial producer. Development product revenues were approximately $19,800 in Fiscal 2012 compared to approximately $21,100 in Fiscal 2011. The small variance in revenues reflects project timing. Typically, development product activities are the source of developing new long-term customer relationships and often lead to future core products. The products categorized as development products are used by our customers primarily for drugs with indications in anti-viral, CNS, oncology and pain management.

Fine Chemicals segment revenues increased 29% in Fiscal 2011 compared to Fiscal 2010. Revenues from oncology and CNS products increased 118% and 49%, respectively. We experienced a gap in production for our most significant anti-viral product that impacted the later part of Fiscal 2010 and the early part of Fiscal 2011. Since both fiscal periods were affected, anti-viral product revenues were consistent between Fiscal 2011 and Fiscal 2010. Sales of this anti-viral product, under a renewed three-year supply agreement, began in the Fiscal 2011 third quarter. The increase in oncology revenues is largely due to timing shifts from Fiscal 2010 into Fiscal 2011, driven by customer inventory levels and production line availability. The increase in CNS revenue is largely due to one customer’s timing of its product demand. Revenues from development products continue to become an increasing component of Fine Chemicals segment revenues, exceeding 20% of Fine Chemicals segment revenues in Fiscal 2011. Growth in this area has resulted from an intensified focus on core technologies and diversification of products and customers.

Operating Income (Loss). The Fine Chemicals segment returned to profitability during Fiscal 2012, reporting adjusted operating income of $6,964 compared to an adjusted operating loss of $9,212 in Fiscal 2011. Fine Chemicals segment gross margin improved by 16 points in Fiscal 2012 as compared to Fiscal 2011. Our Fine Chemicals segment has dedicated significant efforts over the last two years to improving the efficiency of its manufacturing activities. Redesigned key processes are now yielding targeted throughput rates. Other efficiencies and cost savings initiatives, such as solvent recycling, have been implemented. These actions, along with improved overhead absorption due to the higher production volumes, have resulted in increased gross margin for all major product categories in our Fine Chemicals segment.

Improvements in gross profit for Fiscal 2012 periods were offset by increases in general and administrative expenses of approximately $3,200. The higher general and administrative expenses include approximately $2,200 of incentive compensation which is based on the segment’s improved performance. Incentive compensation was zero in Fiscal 2011 and 2010. Fiscal 2012 also includes higher insurance and retirement benefits related expenses.

For Fiscal 2011, the Fine Chemicals segment gross margin percentage declined five points compared to the prior fiscal year. The primary reason for the decline in gross margin was continued difficulties with implementation of a process improvement that was intended to offset reduced pricing on a core product and extended equipment maintenance. These difficulties contributed to below-target through-put rates and material reprocessing.

Fine Chemicals segment operating expenses in Fiscal 2011 were reduced by $937, reflecting property tax and insurance savings.

Backlog. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $80,500 and $50,900 as of September 30, 2012 and 2011, respectively. We anticipate order backlog as of September 30, 2012 to be substantially filled during Fiscal 2013.

Outlook. The pharmaceutical markets we target are expected to continue to be driven by strong demand for products that use our core technologies, including anti-viral and oncology drugs, many of which are expected to benefit from the use of energetic chemistry or require high containment or other unique engineering expertise. Since a growing percentage of future drugs are anticipated to be based on chirally-pure material, we believe our investment in SMB technology may prove to be a strong, long-term competitive advantage for us. We believe there is a continuing trend toward more outsourcing by the pharmaceutical industry, especially for pharmaceutical ingredients that require specialized equipment or technologies, such as SMB or high-containment manufacturing, and chemicals that are sensitive from a proprietary standpoint. In addition, we have recently seen examples of customer outsourcing trends shifting back to chemical suppliers in the U.S. and Western Europe from Asian suppliers. As discussed above, AFC’s pipeline of development products continues to grow and diversify, reflecting this trend. We are targeting 20% of revenues as an average, long-term goal for sales of development products.

Fine Chemicals segment revenues are anticipated to increase in Fiscal 2013 by a range of approximately 5% to 10% compared to Fiscal 2012, supported by expected growth in revenues from development products and new core products that were introduced in Fiscal 2012.

SPECIALTY CHEMICALS SEGMENT

	Year Ended September 30,
	2012	2011	2010

Revenues	68,513	66,905	62,611
Operating Income (Loss)	34,919	35,600	30,571
Operating Margin	51%	53%	49%

Revenues. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 88%, 89% and 90% of Specialty Chemicals revenues in Fiscal 2012, 2011 and 2010, respectively. The year over year variances in Specialty Chemicals revenues reflect the following factors:

—	A 10% decrease in perchlorate volume offset by a 13% increase in the related average price per pound for Fiscal 2012.

—	An 18% decrease in perchlorate volume offset by a 28% increase in the related average price per pound for Fiscal 2011.

—	Sodium azide revenues increased 8% in Fiscal 2012 and 23% in Fiscal 2011, each compared to the prior fiscal year.

—	Halotron revenues decreased 1% in Fiscal 2012 and increased 19% in Fiscal 2011, each compared to the prior fiscal year.

The decrease in total perchlorate volume for Fiscal 2012 is primarily due to a 39% decline in volume for our lower-priced, non rocket-grade perchlorates. Rocket-grade AP volume increased in Fiscal 2012, supported by the return in Fiscal 2012 of quantities for development motors for the National Aeronautics and Space Administration (“NASA”) Heavy Lift Vehicle which is part of the new Space Launch System. Tactical and strategic missile related demand remained stable.

The increase in the average price per pound for Fiscal 2012 is a result of a change in product mix. The Fiscal 2012 periods include a smaller volume of our lower-priced perchlorate products. The average price per pound of rocket-grade perchlorate was consistent between the Fiscal 2012 and Fiscal 2011 periods.

In addition, rocket-grade AP revenues are typically derived from relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.

The decrease in total perchlorate volume for Fiscal 2011 is primarily due to limited demand for rocket-grade AP for usage on space programs. Tactical and strategic missile program demand continued to be stable and accounted for the largest component of rocket-grade AP volume in Fiscal 2011. The Ares program was the largest component of volume in Fiscal 2010. The decline in rocket-grade AP demand was offset by an increase in volume for our other perchlorate products, which was approximately 22% higher in Fiscal 2011 than in Fiscal 2010.

The increase in the average price per pound of perchlorates in Fiscal 2011 compared to Fiscal 2010 reflects two offsetting factors.

—

The average price per pound of rocket-grade AP increased approximately proportionate and inverse to the decrease in rocket-grade AP volume consistent with the contractual rocket-grade AP price-volume matrix, under which price and volume move inversely, and comparable catalog pricing.

—

This increase was partially offset because revenues from our other lower-value perchlorate products, such as sodium perchlorate and potassium perchlorate, accounted for a substantially greater percentage of all perchlorate product volume in Fiscal 2011. This has the effect of reducing the average unit price for perchlorates.

The changes in sodium azide revenues in Fiscal 2012 and Fiscal 2011 are due primarily to fluctuation in demand for sodium azide used in pharmaceutical applications. We do not anticipate a significant increase in demand for sodium azide in Fiscal 2013.

Changes in Halotron revenues have been driven by volume changes which have been and are expected to be relatively consistent year over year.

Operating Income (Loss). Specialty Chemicals segment reported operating income of $34,919 and operating margin of 51% for Fiscal 2012. The operating margin declined in Fiscal 2012 when compared to the atypically high operating margin generated in Fiscal 2011. Fiscal 2012 product mix reflects a more typical mix of re-determinable and firm fixed-price orders. As a result, gross margin declined three percentage points from Fiscal 2011. Specialty Chemicals segment operating expenses were consistent between Fiscal 2012 and Fiscal 2011.

Specialty Chemicals segment profits for Fiscal 2011 were atypically high compared to profits generated in fiscal years with a more traditional mix of product revenues. Gross margin increased two percentage points in Fiscal 2011 compared to Fiscal 2010 primarily as a result of a much larger percentage of firm-fixed price AP sales orders compared to re-determinably priced sales orders in the fiscal year, while, the opposite was true in Fiscal 2010. Firm-fixed price orders carry more profit risk because of potential sales volume volatility, but also provide the potential of higher margins when the volatility works in our favor. Secondary reasons for the gross margin increase in Fiscal 2011 include increased sales of multi-purpose perchlorates and recycled perchlorates compared to the prior fiscal year. During Fiscal 2011, Specialty Chemicals segment achieved operating expenses savings of approximately $700 reflecting primarily lower insurance and professional services costs.

Backlog. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $25,100 and $46,800 as of September 30, 2012 and 2011, respectively. We anticipate order backlog as of September 30, 2012 to be substantially filled during Fiscal 2013. Specialty Chemicals product orders are typically characterized by individually large orders which at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter. Specialty Chemicals segment backlog as of September 30, 2011, is atypically high relative to its annual sales volume.

Outlook. Specialty Chemicals segment revenues are expected to increase in Fiscal 2013 by approximately 10%. This segment is currently performing under several non-recurring development projects that should contribute to the expected revenue increase in Fiscal 2013. The core products for this segment are expected to continue to perform within their historical stable range. While the U.S. government budgeting process will affect the total demand for rocket-grade AP, we expect steady demand within the range of 2.5 million to 5.0 million pounds per year. Further, we expect that unit pricing will continue to vary inversely to volume. Our pricing structure is designed to absorb our substantial fixed manufacturing costs regardless of our annual production volume. As a result, we forecast that this segment will continue to achieve stable annual revenues, without significant growth opportunities. This forecasted range of production volume contemplates the current annual high and low scenarios for both

DOD and NASA programs over the next five years, including tactical and strategic missile programs, military and commercial space launch programs, and NASA’s SLS.

SLS is developing the HLV. The current baseline configuration for HLV uses two solid rocket boosters, similar to, but larger than, the retired Space Shuttle Reusable Solid Rocket Motor. Hence, this will demand the use of rocket-grade AP. During the development phase of approximately four years, the demand should be one to two million pounds per year. In the launch phase after development, the demand for rocket-grade AP from HLV should be more significant. While there is still potential to shift to liquid boosters in the future, once the new solid rocket boosters are developed, we believe there will be no advantage to switching to a different technology.

The most predictable and steady use of AP is expected to be in the DOD applications. The need for tactical rockets and strategic missiles is anticipated to provide the base demand over the coming five-year period and beyond.

OTHER BUSINESSES SEGMENT

	Year Ended September 30,
	2012	2011	2010

Revenues	5,578	4,312	6,341
Operating Loss	(473)	(1,308)	(206)
Operating Margin	(8%)	(30%)	(3%)

Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues. The increase in revenues for Fiscal 2012 reflects a 16% increase in equipment sales and an 81% increase in spare parts sales. From time to time, spare parts sales include an infrequent large order, which was the cause of the increase in Fiscal 2012. Equipment sales decreased $1,828 in Fiscal 2011 compared to Fiscal 2010. The variances in equipment sales were driven by the timing of new system shipments. The operating loss was reduced in Fiscal 2012. The magnitude of cost overruns to complete equipment orders was not as large in Fiscal 2012 due to improvements in order execution.

CORPORATE EXPENSES

	Year Ended September 30,
	2012	2011	2010

Corporate Expenses	14,326	14,124	15,847

Corporate operating expenses increased $202 in Fiscal 2012 compared to Fiscal 2011, largely due to increases in board of directors and shareholder matter related costs. In Fiscal 2011, corporate operating expenses were reduced by $1,723 compared to Fiscal 2010. Cost reduction activities generated savings of $1,990, primarily in the areas of travel and professional services, which were offset somewhat by increases in board of director expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Year Ended September 30,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10

Cash Provided (Used) By:
Operating activities	$11,647	$20,743	$20,775	(44%)	(0%)
Investing activities	28,010	(13,151)	(13,352)	(313%)	(2%)
Financing activities	(39,171)	(900)	(5,053)	4,252%	(82%)
Effect of changes in exchange rates on cash	(7)	26	(66)	NM	NM

Net change in cash for period	$479	$6,718	$2,304	(93%)	192%

NM = Not meaningful

Operating Activities

Fiscal 2012 compared to Fiscal 2011

Operating activities provided cash of $11,647 for Fiscal 2012 compared to $20,743 for the prior fiscal year, resulting in a decrease of $9,096.

Significant components of the change in cash flow from operating activities include:

—	An increase in cash due to an improvement in cash profits generated by our continuing operations.

—	A decrease in cash provided by working capital accounts of approximately $19,600, excluding the effects of interest and income taxes.

—	A decrease in cash taxes refunded of approximately $3,100.

—	An increase in cash used for environmental remediation of approximately $6,400.

—	An increase in cash used to fund pension obligations of $2,500.

—	An increase in cash paid for debt extinguishment costs of approximately $1,300.

—	Other increases in cash provided by operating activities, primarily discontinued operations, of approximately $9,200.

The decrease in cash provided by working capital accounts relates primarily to changes in customer deposits. In March 2011, the Specialty Chemicals segment received an atypically high customer deposit that resulted from favorable contract terms. This did not recur in Fiscal 2012. Remaining variances in working capital are within our customary ranges, including an increase in Fine Chemicals segment inventory at September 30, 2012.

During Fiscal 2011, we received income tax refunds from federal income tax carryback claims. This did not recur in Fiscal 2012, resulting in a decrease in income tax refunds when comparing the periods.

During Fiscal 2012 we spent $10,119 for remediation activities compared to $3,697 in Fiscal 2011. The increase reflects cash used for the capital elements of the Henderson, Nevada, expansion project. See detailed discussion under the heading “Environmental Remediation – AMPAC Henderson Site” below.

During Fiscal 2012 and Fiscal 2011, we made payments to fund defined benefit pension obligations at 80% of the obligation. In Fiscal 2012, the company contribution needed to meet this funding level increased because the return on pension plan assets in the preceding year was not sufficient to maintain our target funding requirements.

Cash used by discontinued operations working capital accounts decreased because these operations did not experience the same working capital requirements in Fiscal 2012 (prior to their divestiture) as they experienced in Fiscal 2011.

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

Fiscal 2011 compared to Fiscal 2010

Operating activities provided cash of $20,743 for Fiscal 2011 compared to $20,775 for the prior fiscal year.

Significant components of the change in cash flow from operating activities include:

—	An increase in cash due to an improvement in cash profits generated by our operations.

—	An increase in cash used for working capital accounts of $9,200, excluding the effects of interest and income taxes.

—	An increase in cash income taxes refunded of $2,400.

—	A decrease in cash paid for interest of $500.

—	An increase in cash used for environmental remediation of $900.

—	An increase in cash used to fund pension obligations of $2,200.

—	Other increases in cash provided by operating activities of $300.

The increase in cash used for working capital accounts includes several primary components. Cash provided by Specialty Chemicals segment working capital accounts increased approximately $22,800. Specialty Chemicals segment accounts receivable balances were unusually high at September 30, 2010. Collection of these balances in Fiscal 2011 generated improvement in cash flow. Cash used by Fine Chemicals segment working capital accounts increased by approximately $16,500 consistent with the growth in business in Fiscal 2011. Cash used by discontinued operations working capital accounts increased by approximately $12,200 in part due to business growth and in part because certain active contracts had less favorable billing terms than was typical for this business.

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

Investing Activities

Fiscal 2012 compared to Fiscal 2011

Capital expenditures of $8,788 for Fiscal 2012 reflect a decrease from Fiscal 2011 of $3,143. During Fiscal 2012, our Fine Chemicals segment required less investment in capital equipment associated with new products and contracts. Maintenance capital spending was consistent between Fiscal 2012 and Fiscal 2011.

We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2013 to range from approximately $12,000 to approximately $14,000. During Fiscal 2013 we plan to make investments to expand our mid-range production capacity for our Fine Chemicals segment.

As discussed above under the heading “Discontinued Operations”, effective on August 1, 2012, we sold our Aerospace Equipment segment. Total consideration was $46,000, of which $4,000 will be held in an escrow account for 15 months following the close of the transaction. After reducing the total consideration by the amount placed in escrow, cash sold with the foreign entities, and transaction expenses, the net proceeds to us during Fiscal 2012 were $37,418.

Fiscal 2011 compared to Fiscal 2010

Capital expenditures of $11,931 for Fiscal 2011 are consistent with capital expenditure levels in Fiscal 2010. The capital expenditures relate to our Fine Chemicals segment, in particular, additional equipment to support a new three-year core product agreement for the supply of anti-viral products and facilities improvements to enhance quality compliance.

Financing Activities

Fiscal 2012 compared to Fiscal 2011

On August 9, 2012, we called $40,000 of the outstanding principal amount of our Senior Notes (defined below). On September 10, 2012 we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. See further discussion below under the heading “Long Term Debt and Credit Facilities”.

During Fiscal 2012, net cash from the exercise of stock options increased compared to Fiscal 2011. During Fiscal 2012, 98,692 stock options were exercised at an average exercise price of $7.64 per share compared to 16,500 stock options at an average exercise price of $4.87 per share during Fiscal 2011.

Fiscal 2011 compared to Fiscal 2010

Cash used for financing activities for Fiscal 2011 relates primarily to costs associated with establishing our asset based lending facility in January 2011.

Cash used for financing activities for Fiscal 2010, reflects the repurchase and cancellation of $5,000 in principal amount of senior notes. The purchase price was $4,900, which approximated the carrying value of the notes, net of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2012, we had cash of $31,182. Our primary source of working capital is cash flows from operations and our revolving credit facility.

In October 2012, we called and terminated our senior notes with an aggregate principal amount of $65,000 and replaced the notes with a credit facility that includes a $60,000 term loan and a $25,000 revolving credit line. Funds used to call the notes of $68,315, were provided by the net proceeds from the term loan and available cash balances. The revolving credit line, which was undrawn at inception, provides a committed revolving credit line, up to a maximum of $25,000. For further discussion, see below under the heading “Long Term Debt and Credit Facilities”. The term loan requires quarterly principal and interest payments, which differs from the senior notes which had no principal amortization requirements. We do not anticipate that the principal payment requirements of the new facility will have a significant impact on our liquidity because we expect that the cash requirements for principal payments will be substantially offset by lower interest expense.

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

In contemplating the adequacy of our liquidity and available capital, we consider factors such as:

—	current results of operations, cash flows and backlog;

—	anticipated changes in operating trends, including anticipated changes in revenues and margins;

—	cash requirements related to our debt agreements and pension plans; and

—	cash requirements related to our remediation activities.

We do not currently anticipate that the factors noted above will have material effects on our ability to meet our future liquidity requirements. We continue to believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis.

LONG TERM DEBT AND CREDIT FACILITIES

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”). The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

In June 2010, we repurchased and cancelled $5,000 in principal amount of our Senior Notes for $4,900. As a result of this repurchase, we recorded an immaterial loss of $16 in other income (expense), net of deferred financing costs of $116.

On August 9, 2012, we called $40,000 of the outstanding principal amount of the Senior Notes. On September 10, 2012 we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. The redemption price for the Notes was 102.25% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to the redemption date. The transaction resulted in a net loss on debt retirement of $1,397 which includes the call premium of $900, unamortized debt issuances costs of $482 and other expenses of $15.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. This transaction will result in a net loss on debt retirement, including the call premium of $1,463, which will be recorded in the three-month period ending December 31, 2012.

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, and certain domestic subsidiaries of the Company, as guarantors, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which is February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On September 30, 2012, under the ABL Credit Facility, we had no outstanding borrowings and were not subject to compliance with the financial covenants. On October 26, 2012, we terminated the ABL Credit Facility.

Credit Facility. On October 26, 2012, we entered into an $85,000 senior secured credit agreement (the “Credit Facility”) by and among American Pacific Corporation, the lenders party thereto (the “Lenders”) and KeyBank National Association, as the swing line lender, issuer of letters of credit under the Credit Facility and as the Administrative Agent of the Lenders. Under the Credit Facility, we (i) obtained a term loan in the aggregate principal amount of $60,000 with an initial maturity in 5 years (the “Term Loan”), and (ii) may obtain revolving loans of up to $25,000 in aggregate principal amount, of which up to $5,000 may be outstanding in connection with the issuance of letters of credit (the “Revolving Facility”). There were no amounts drawn upon the Revolving Facility upon issuance. We may prepay and terminate the Credit Facility at any time, without premium or penalty. The Credit Facility contains certain mandatory prepayment provisions which are based upon certain asset sales, equity issuances, incurrence of certain indebtedness and events of loss.

For any borrowings under the Credit Facility, we elect between two options to determine the annual interest rates applicable to loans under the Credit Facility: Base Rate Loans and Eurodollar Loans. These elections can be renewed or changed from time to time during the term of the Credit Facility. The interest rate for an election period is determined as the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Credit Facility), and in each case, plus an applicable margin, which shall range from 0.75% to 1.50% for Base Rate Loans or from 1.75% to 2.50% for Eurodollar Loans, subject to adjustment based on the leverage ratio. Interest payments are due at least quarterly and may be more frequent under certain Eurodollar Loan elections. The Term Loan includes quarterly principal amortization payments which will commence on December 31, 2012. Scheduled Amortization of the Term Loan is $4,500, $6,000, $6,000, $6,000 and $7,500 for each of the five years in the period ending September 30, 2017, respectively. The remaining balance of the Term Loan of $30,000 is due upon maturity.

The Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants which, among other things, restrict our ability to:

—	pay dividends, repurchase our stock, or make other restricted payments;

—	make certain investments or acquisitions;

—	incur additional indebtedness;

—	create or permit to exist certain liens;

—	enter into certain transactions with affiliates;

—	consummate a merger, consolidation or sale of assets;

—	change our business; and

—	wind up, liquidate, or dissolve our affairs.

In each case, the covenants set forth above are subject to customary and negotiated exceptions and exclusions.

The Credit Facility includes two financial covenants that are measured quarterly.

Leverage Ratio. The Leverage Ratio must be less than or equal to 3.00 to 1.00. The Credit Facility defines the Leverage Ratio as the ratio of Consolidated Total Debt as of the last day of a quarter (“Test Date”) to Consolidated EBITDA for the four consecutive quarters preceding the Test Date, each as defined in the Credit Facility.

Debt Service Coverage Ratio. The Debt Service Coverage Ratio must be at least 2.00 to 1.00, with increases to 2.25 to 1.00 for the period commencing September 30, 2014 to September 29, 2015, and increasing to 2.50 to 1.00 for the period commencing September 30, 2015 and thereafter. The Credit Facility defines the Debt Service Coverage Ratio as the ratio of Consolidated EBITDA minus Consolidated Capital Expenditures to Scheduled Repayments plus Consolidated Adjusted Interest Expense, each as defined in the Credit Facility.

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Principal Maturities. As discussed above, in October 2012, we redeemed our outstanding Senior Notes in the amount of $65,000 and entered into a Credit Facility which includes a Term Loan in the amount of $60,000. Funds used to call the notes were provided by the net proceeds from the Term Loan and available cash balances. The table below is presented after the effects of our October 2012 refinancing activities. Principal maturities for our Credit Facility and capital leases that were outstanding as of September 30, 2012 are as follows:

Years ending September 30:
2013	$4,516
2014	6,004
2015	6,000
2016	6,000
2017	7,500
Thereafter	30,000

Total	$60,020

PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our employees: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

Benefit obligations are measured annually as of September 30. As of September 30, 2012, the Pension Plans had an unfunded benefit obligation of $44,740. For Fiscal 2012, we made contributions to the Pension Plans in the amount of $9,320. We anticipate making Pension Plan contributions in the amount of approximately $4,510 during Fiscal 2013. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2012 would increase our minimum funding obligations for Fiscal 2013 by approximately $295.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), that includes three active and two former executive officers. The SERP is an unfunded plan and as of September 30, 2012 the SERP obligation was $11,087. For Fiscal 2012, we paid SERP retirement benefits of $527. We anticipate contributing the amount of approximately $527 to the SERP during Fiscal 2013 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.

During Fiscal 2012 and Fiscal 2011, our aggregate Pension Plans and SERP liability increased significantly primarily due to reductions in the actuarial assumption for the discount rate on the obligation, returns on plan assets at levels substantially lower than the expected long-term rate of return on plan assets and losses on certain plan assets. These changes are recorded as an increase in Pension Obligations and a corresponding decrease in Stockholders’ Equity (Accumulated Other Comprehensive Loss). If interest rates remain low and/or returns on plan assets do not trend with the expected long-term rate of return, our liquidity could be impacted by pension plan funding requirements.

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

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into the early months of Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the expansion project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. We estimate average annual O&M costs to be approximately $1,900. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

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

As of September 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $13,000 to approximately $36,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2012, the accrued amount was $16,754, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

OTHER ARRANGEMENTS

We have no off balance sheet arrangements.

Operating Leases. We lease our corporate offices under an operating lease that expires in 2018 and contains step rent provisions, escalation clauses and also provides for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Total rental expense for continuing operations under operating leases was $1,735, $1,642 and $1,587 for the years ended September 30, 2012, 2011, and 2010, respectively.

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2012, are as follows:

Years ending September 30:
2013	1,339
2014	1,125
2015	1,091
2016	1,099
2017	1,130
Thereafter	669

Total	$6,453

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2015, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $4,700 as of September 30, 2012.

Letters of Credit. As of September 30, 2012, we had $532 in outstanding standby letters of credit which mature through April 2016. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

INFLATION. Generally, inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2012.

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

SALES AND REVENUE RECOGNITION. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title passes, the price is fixed or determinable and collectability is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. Specifically, these customers have contractually negotiated acceptance periods from the time they receive certificates of analysis and compliance (“Certificates”) to reject the material based on issues with the quality of the product, as defined in the applicable agreement. At times we receive payment in advance of customer acceptance. If we receive payment in advance of customer acceptance, we record deferred revenues and deferred costs of revenue upon delivery of the product and recognize revenues in the period when the acceptance period lapses or the customer’s acceptance has occurred.

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,346 and $24,040 as of September 30, 2012 and September 30, 2011, respectively.

DEPRECIABLE OR AMORTIZABLE LIVES OF LONG-LIVED ASSETS. Our depreciable or amortizable long-lived assets include property, plant and equipment, which are recorded at cost. Depreciation or amortization is recorded using the straight-line method over the shorter of the asset’s estimated economic useful life or the lease term, if the asset is subject to a capital lease. Economic useful life is the duration of time that we expect the asset to be productively employed by us, which may be less than its physical life. Significant assumptions that affect the determination of estimated economic useful life include: wear and tear, obsolescence, technical standards, contract life, and changes in market demand for products.

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

IMPAIRMENT OF LONG-LIVED ASSETS. We test our property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. To test for recovery, we group assets (an “Asset Group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our Asset Groups are typically identified by facility because each facility has a unique cost overhead and general and administrative expense structure that is supported by cash flows from products produced at the facility. The carrying amount of an Asset Group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Asset Group.

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

ENVIRONMENTAL COSTS. We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms and consultants, for the estimated duration of the remediation activity and do not include an assumption for inflation. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.

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

When measuring deferred tax assets, we assess whether a valuation allowance should be established by evaluating both positive and negative factors. This evaluation requires that we exercise judgment in determining the relative significance of each factor. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of valuation allowance requirements, if any, involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies. We rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets. We weigh both positive and negative evidence in determining whether it is more likely than not that a valuation allowance is required. Greater weight is given to evidence which is objectively verifiable such as historical results. If we report a cumulative loss from continuing operations before income taxes for a three-year period, we do not rely on forecasted improvements in earnings to recover deferred tax assets.

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

The discount rate is used to estimate the present value of projected future pension payments to all participants. The discount rate is generally based on the yield on AAA/AA-rated corporate long-term bonds. At September 30 of each year, the discount rate is determined using bond yield curve models matched with the timing of expected retirement plan payments. Our discount rate assumption was 5.40 percent as of September 30, 2012. Holding all other assumptions constant, a hypothetical increase or decrease of 25 basis points in the discount rate assumption would increase or decrease annual pension expense by approximately $526.

The expected long-term rate of return on plan assets represents the average rate of earnings expected on the plan funds invested in a specific target asset allocation. The expected long-term rate of return assumption on pension plan assets was 8.00 percent in Fiscal 2012. Holding all other assumptions constant, a hypothetical 25 basis point increase or decrease in the assumed long-term rate of return would increase or decrease annual pension expense by approximately $131.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard was effective for us beginning on October 1, 2012. The adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial statements called for hereunder are included herein on the following pages:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and the presentation of our issued financial statements. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our issued financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Board Nominations,” “Board of Directors,” the “Audit Committee” subsection of the section entitled “Board of Directors’ Meetings and Committees and Governance Matters,” “Named Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for the 2013 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2012.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Compensation Determinations and Considerations,” “Director Compensation (Fiscal 2012),” “Summary Compensation (Fiscal 2012),” “Retirement Benefits,” “Employment, Change-of-Control and Severance Agreements,” “Plan-Based Compensation,” “Equity Compensation Plans,” and “Outstanding Equity Awards at Fiscal Year-End (Fiscal 2012),” of our definitive proxy statement for the 2013 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Equity Compensation Plans” and “Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for the 2013 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Meetings and Independence” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2013 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2013 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2012.

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

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report (reference to an exhibit number is to the number assigned to the exhibit pursuant to Item 601 of Regulation S-K):

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 4, 2012, by and among Moog Inc., Ampac-ISP Corp., and American Pacific Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on June 6, 2012).

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.6	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.8	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

3.9	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

4.1	Form of 9% Senior Note due 2015 (incorporated by reference to Exhibit A of Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 6, 2007).

4.2	Indenture, dated as of February 6, 2007, by and among American Pacific Corporation, certain subsidiaries thereof and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on
February 6, 2007).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Notice of Eligibility for Dr. Aslam Malik under Ampac Fine Chemicals LLC Severance Pay Plan, dated January 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended
March 31, 2007).

10.3+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.4+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.5+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended
June 30, 2009).

10.6+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.7+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.8++	Long-Term Pricing Agreement, dated as of December 12, 1997, between Thiokol Corporation-Propulsion Group and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 1998).

10.9++	Modification No. 1 to Long Term Pricing Agreement, dated September 13, 2000, between Thiokol Propulsion and American Pacific Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.10	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.11++	Modification #3 to the Thiokol Long Term Pricing Agreement, dated April 5, 2006, by and between ATK Thiokol and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2006).

10.12+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.13+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.14	Credit Agreement, dated as of January 31, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on February 4, 2011).

10.15	Amendment No. 1 to Credit Agreement, dated as of October 17, 2011, by and among American Pacific Corporation, Wells Fargo Bank, National Association, and certain domestic subsidiaries of American Pacific Corporation (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2011).

10.16+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.17+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.18+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.19+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.20+	American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

10.21+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.22+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.23+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.24+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.25+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.26+	First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.27+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.28+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.29+	Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.30	Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010).

10.31+	Consulting Agreement, dated November 14, 2011, by and between American Pacific Corporation and Discovery Partners International LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2011).

10.32	Credit Agreement, dated as of October 26, 2012, by and among American Pacific Corporation, a Delaware corporation, the lenders from time to time party thereto, and KeyBank, National Association, as administrative agent, the swing line lender and as an issuer of letters of credit (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 31, 2012).

*21	Subsidiaries of the registrant.

*23	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed or furnished herewith, as applicable.

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested and obtained with regard to certain portions of this document. Such portions have been omitted from filing and have been filed separately with the Securities and Exchange Commission.

(b)	See (a)(3) above.

(c)	None applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2012	AMERICAN PACIFIC CORPORATION (Registrant)

	By:	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH CARLEONE	Date: December 17, 2012
Joseph Carleone, President and Chief Executive Officer, and Director (Principal Executive Officer)

/s/ DANA M. KELLEY	Date: December 17, 2012
Dana M. Kelley, Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

/s/ JOHN R. GIBSON	Date: December 17, 2012
John R. Gibson, Chairman of the Board

/s/ BARBARA SMITH CAMPBELL	Date: December 17, 2012
Barbara Smith Campbell, Director

/s/ FRED D. GIBSON, JR.	Date: December 17, 2012
Fred D. Gibson, Jr., Director

/s/ JAN H. LOEB	Date: December 17, 2012
Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 17, 2012
Berlyn D. Miller, Director

/s/ WILLIAM F. READDY	Date: December 17, 2012
William F. Readdy, Director

/s/ C. KEITH ROOKER	Date: December 17, 2012
C. Keith Rooker, Director

/s/ CHARLOTTE E. SIBLEY	Date: December 17, 2012
Charlotte E. Sibley, Director

/s/ BART WEINER	Date: December 17, 2012
Bart Weiner, Director

/s/ DEAN M. WILLARD	Date: December 17, 2012
Dean M. Willard, Director

/s/ JANE L. WILLIAMS	Date: December 17, 2012
Jane L. Williams, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Pacific Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Pacific Corporation and subsidiaries at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Las Vegas, Nevada

December 17, 2012

AMERICAN PACIFIC CORPORATION

Consolidated Balance Sheets

September 30, 2012 and 2011

(Dollars in Thousands, Except per Share Amounts)

	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$31,182	$30,703
Accounts Receivable, Net	24,211	46,356
Inventories	44,157	39,154
Prepaid Expenses and Other Assets	1,477	4,141
Income Taxes Receivable	2	161
Deferred Income Taxes	13,028	7,532

Total Current Assets	114,057	128,047
Property, Plant and Equipment, Net	103,316	112,232
Intangible Assets, Net	-	585
Goodwill	-	2,930
Deferred Income Taxes	20,796	14,788
Other Assets	8,295	10,068

TOTAL ASSETS	$246,464	$268,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,006	$13,528
Accrued Liabilities	6,359	5,839
Accrued Interest	988	1,589
Employee Related Liabilities	10,568	8,410
Income Taxes Payable	2,098	59
Deferred Revenues and Customer Deposits	7,293	12,730
Current Portion of Environmental Remediation Reserves	5,114	11,999
Current Portion of Long-Term Debt	16	69

Total Current Liabilities	44,442	54,223
Long-Term Debt	65,004	105,034
Environmental Remediation Reserves	11,640	14,174
Pension Obligations	55,300	43,863
Other Long-Term Liabilities	1,745	1,649

Total Liabilities	178,131	218,943

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock – $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock – $0.10 par value; 20,000,000 shares authorized, 7,710,783 and 7,543,091 issued and outstanding	771	756
Capital in Excess of Par Value	74,796	73,412
Retained Earnings (Accumulated Deficit)	24,803	(516)
Accumulated Other Comprehensive Loss	(32,037)	(23,945)

Total Stockholders’ Equity	68,333	49,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,464	$268,650

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Operations

For the Years Ended September 30, 2012, 2011, and 2010

(Dollars in Thousands, Except per Share Amounts)

	2012	2011	2010

Revenues	$185,627	$160,714	$138,584
Cost of Revenues	119,477	113,863	92,211

Gross Profit	66,150	46,851	46,373
Operating Expenses	39,066	35,895	39,438
Environmental Remediation Charges	700	6,000	-
Other Operating Gains	1,714	2,929	-

Operating Income	28,098	7,885	6,935
Interest Income and Other (Expense), Net	38	235	42
Interest Expense	10,173	10,514	10,647
Loss on Debt Extinguishment	1,397	-	-

Income (Loss) from Continuing Operations before Income Tax	16,566	(2,394)	(3,670)
Income Tax Expense (Benefit)	(3,766)	6,985	(765)

Income (Loss) from Continuing Operations	20,332	(9,379)	(2,905)
Income (Loss) from Discontinued Operations, Net of Tax	4,987	2,143	(372)

Net Income (Loss)	$25,319	$(7,236)	$(3,277)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$2.69	$(1.25)	$(0.39)
Income (Loss) from Discontinued Operations, Net of Tax	$0.66	$0.29	$(0.05)
Net Income (Loss)	$3.35	$(0.96)	$(0.44)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$2.65	$(1.25)	$(0.39)
Income (Loss) from Discontinued Operations, Net of Tax	$0.65	$0.29	$(0.05)
Net Income (Loss)	$3.30	$(0.96)	$(0.44)

Weighted-Average Shares Outstanding:
Basic	7,554,000	7,517,000	7,490,000
Diluted	7,663,000	7,517,000	7,490,000

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2012, 2011 and 2010

(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par		Retained		Other	Total
	Net of	Value of	Capital in	Earnings		Compre-	Stock-
	Treasury	Common	Excess of	(Accumulated	Treasury	hensive	holders’
	Shares	Stock	Par Value	Deficit)	Stock	Loss	Equity

BALANCES, September 30, 2009	7,504,591	$750	$72,322	$9,997	$-	$(11,972)	$71,097

Comprehensive Income:
Net Loss				(3,277)			(3,277)
Currency Translation						(335)	(335)
Change in Unamortized Benefit
Plan Costs, Net of Tax						(4,601)	(4,601)

Total Comprehensive Loss							(8,213)

Issuance of Common Stock, Net of Tax	2,500		(7)				(7)
Share-based Compensation	36,000	4	776				780

BALANCES, September 30, 2010	7,543,091	754	73,091	6,720	-	(16,908)	63,657

Comprehensive Income:
Net Loss				(7,236)			(7,236)
Currency Translation						(14)	(14)
Change in Unamortized Benefit Plan Costs, Net of Tax						(7,023)	(7,023)

Total Comprehensive Loss							(14,273)

Issuance of Common Stock, Net of Tax	16,500	2	17				19
Share-based Compensation			304				304

BALANCES, September 30, 2011	7,559,591	756	73,412	(516)	-	(23,945)	49,707

Comprehensive Income:
Net Income				25,319			25,319
Currency Translation						475	475
Change in Unamortized Benefit Plan Costs, Net of Tax						(8,567)	(8,567)

Total Comprehensive Income							17,227

Issuance of Common Stock, Net of Tax	151,192	15	876				891
Share-based Compensation			508				508

BALANCES, September 30, 2012	7,710,783	$771	$74,796	$24,803	$-	$(32,037)	$68,333

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$25,319	$(7,236)	$(3,277)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	14,491	15,216	16,445
Non-cash interest expense	747	845	572
Non-cash component of loss on debt retirement	482	-	-
Share-based compensation	508	304	780
Excess tax benefit from stock-based compensation	(138)	-	-
Deferred income taxes	(6,648)	8,787	(54)
Loss on sale of assets	77	3	12
Gain on sale of business	(5,059)	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	129	10,824	(6,261)
Inventories	(9,996)	(1,126)	782
Prepaid expenses and other current assets	(299)	44	387
Accounts payable	1,109	3,975	468
Income taxes	2,252	2,636	(664)
Accrued liabilities	1,456	(2,309)	2,469
Accrued interest	(601)	14	(75)
Employee related liabilities	2,402	1,935	923
Deferred revenues and customer deposits	(3,413)	(2,362)	9,352
Environmental remediation reserves	(9,419)	2,303	(2,820)
Pension obligations, net	(2,841)	(350)	1,819
Other	35	(428)	1,032
Discontinued operations, Net	1,054	(12,332)	(1,115)

Net Cash Provided by Operating Activities	11,647	20,743	20,775

Cash Flows from Investing Activities:
Capital expenditures	(8,788)	(11,931)	(11,744)
Proceeds from sale of business, net of cash sold and expenses	37,418	-	-
Other investing activities	131	-	10
Discontinued operations, net	(751)	(1,220)	(1,618)

Net Cash Used in Investing Activities	28,010	(13,151)	(13,352)

Cash Flows from Financing Activities:
Payments of long-term debt	(40,017)	(14)	(5,013)
Issuance of common stock	753	48	11
Excess tax benefit from stock-based compensation	138
Debt issuance costs	-	(878)	-
Discontinued operations, net	(45)	(56)	(51)

Net Cash Used by Financing Activities	(39,171)	(900)	(5,053)

Effect of Changes in Currency Exchange Rates on Cash	(7)	26	(66)

Net Change in Cash and Cash Equivalents	479	6,718	2,304
Cash and Cash Equivalents, Beginning of Year	30,703	23,985	21,681

Cash and Cash Equivalents, End of Year	$31,182	$30,703	$23,985

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Cash Flows (Continued)

For the Years Ended September 30, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010

Cash Paid (Refunded) For:
Interest	$10,942	$9,662	$10,159
Income taxes	136	(2,928)	(537)
Non-Cash Investing and Financing Transactions:
Capital leases originated	-	-	98
Additions to Property, Plant and Equipment not yet paid	370	317	624

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010

(Dollars in Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our subsidiaries (the “Company”, “we”, “us” or “our”). All intercompany accounts have been eliminated.

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented. (See Note 12).

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions and estimates are particularly important when determining our projected liabilities for pension benefits, useful lives for depreciable and amortizable assets, and deferred tax assets. Other areas in which significant judgment exists include, but are not limited to, costs that may be incurred in connection with environmental matters and the resolution of litigation and other contingencies. Actual results may differ from estimates on which our consolidated financial statements were prepared.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title passes, the price is fixed or determinable and collectability is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. Specifically, these customers have contractually negotiated acceptance periods from the time they receive certificates of analysis and compliance (“Certificates”) to reject the material based on issues with the quality of the product, as defined in the applicable agreement. At times we receive payment in advance of customer acceptance. If we receive payment in advance of customer acceptance, we record deferred revenues and deferred costs of revenue upon delivery of the product and recognize revenues in the period when the acceptance period lapses or the customer’s acceptance has occurred.

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $19,346 and $24,040 as of September 30, 2012 and 2011, respectively.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental Remediation. We are subject to environmental regulations that relate to our past and current operations. We record liabilities for environmental remediation costs when our assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range. Estimates of liabilities are based on currently available facts, existing technologies and presently enacted laws and regulations. These estimates are subject to revision in future periods based on actual costs or new circumstances. Accrued environmental remediation costs include the undiscounted cost of equipment, operating and maintenance costs, and fees to outside law firms and consultants, for the estimated duration of the remediation activity and do not include an assumption for inflation. Estimating environmental cost requires us to exercise substantial judgment regarding the cost, effectiveness and duration of our remediation activities. Actual future expenditures could differ materially from our current estimates.

We evaluate potential claims for recoveries from other parties separately from our estimated liabilities. We record an asset for expected recoveries when recoveries of the amounts are probable.

Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2012, 2011 and 2010, such transactions totaled approximately $180, $146, and $117, respectively.

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt as of September 30, 2012, to be approximately $68,381 based on level 2 data which was the trade nearest September 30, 2012, which was October 2, 2012. We estimate the fair value of our fixed-rate long-term debt as of September 30, 2011 to be approximately $96,600 based on level 1 data which was the trade on September 30, 2011.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	2012	2011	2010

Fine Chemicals customer	27%	19%
Fine Chemicals customer	16%
Specialty Chemicals customer	19%		23%
Specialty Chemicals customer			19%

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

Depreciation and Amortization Expense. Depreciation and amortization expense for continuing operations is classified as follows in our statements of operations as of September 30:

	2012	2011	2010

Classified as cost of revenues
Depreciation	$13,305	$13,062	12,906
Classified as operating expenses
Depreciation	395	459	652
Amortization	-	537	1,238

Total continuing operations	$13,700	$14,058	$14,796
Classified as discontinued operations	791	1,158	1,649

Total	$14,491	$15,216	$16,445

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under this standard, we may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

Impairment of Long-Lived Assets. We test our property, plant and equipment assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. To test for recovery, we group assets (an “Asset Group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our Asset Groups are typically identified by facility because each facility has a unique cost overhead and general and administrative expense structure that is supported by cash flows from products produced at the facility. The carrying amount of an Asset Group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Asset Group.

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

Foreign Currency. We sold our foreign subsidiaries in connection with the divestiture of AMPAC-ISP. We translated our foreign subsidiaries’ assets and liabilities into U.S. dollars using the year-end exchange rate. Revenue and expense amounts were translated at the average monthly exchange rate. Foreign currency translation gains or losses were reported as cumulative currency translation adjustments as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in discontinued operations for all periods presented.

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. As of September 30, 2012, there were no shares available for grant under the 2002 Directors Plan. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of September 30, 2012, there were 322,013 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2. SHARE-BASED COMPENSATION (continued)

A summary of our outstanding and non-vested stock option and restricted stock activity for the year ended September 30, 2012 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share

Balance, September 30, 2011	621,976	$8.47	147,826	$4.35	31,328	$8.11
Granted	98,500	7.61	98,500	3.46	52,500	7.61
Vested	-	-	(100,562)	4.64	(19,331)	8.70
Exercised	(98,692)	7.64	-	-	-	-
Expired / Cancelled	(9,713)	8.08	(6,929)	3.56	-	-

Balance, September 30, 2012	612,071	8.47	138,835	3.55	64,497	7.52

A summary of our exercisable stock options as of September 30, 2012 is as follows:

Number of vested stock options	473,236
Weighted average exercise price per share	$8.76
Aggregate intrinsic value	$1,618
Weighted average remaining contractual term in years	4.6

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

The following stock option information is as of September 30:

	2012	2011	2010

Weighted average grant date fair value per share of options granted	$3.46	-	$3.65
Significant fair value assumptions:
Expected term in years	5.70	-	6.00
Expected volatility	49.0%	-	51.3%
Expected dividends	0.0%	-	0.0%
Risk-free interest rates	0.85%	-	2.3%
Total intrinsic value of options exercised	$525	$20	$4
Aggregate cash received for option exercises	$754	$81	$11

Compensation cost (included in operating expenses)
Stock options	$260	$231	$546
Restricted stock	248	73	234

Total	508	304	780
Tax benefit recognized	108	56	170

Net compensation cost	$400	$248	$610

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$122	$65	$297
Restricted stock	$167	$15	$88
Weighted-average years to be recognized
Stock options	1.5	1.0	1.4
Restricted stock	1.5	1.0	1.4

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

3. BALANCE SHEET DATA

The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2012	2011

Accounts Receivable:
Trade receivables	$23,384	$29,768
Unbilled receivables	-	14,241
Employee and other receivables	827	2,435
Allowance for bad debt	-	(88)

Total	$24,211	$46,356

We assess the collectability of our accounts receivable based on historical collection experience and provide allowances for estimated credit losses. Typically, our customers consist of large corporations and government contractors procuring products from us on behalf of or for the benefit of government agencies. Unbilled receivables represent unbilled costs and accrued profits related to revenues recognized on contracts that we account for using the percentage-of-completion method and are associated with our discontinued operations.

	2012	2011

Inventories:
Finished goods	$2,075	$3,227
Work-in-progress	28,851	19,870
Raw materials and supplies	12,340	13,875
Deferred cost of revenues	891	2,182

Total	$44,157	$39,154

	2012	2011

Property, Plant and Equipment:
Land and improvements	$3,693	$3,693
Buildings and improvements	50,891	52,009
Machinery and equipment	149,522	148,708
Construction in progress	3,689	2,071

Total Cost	207,795	206,481
Less: accumulated depreciation	(104,479)	(94,249)

Total	$103,316	$112,232

4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, comprised of customer relationships, of our Fine Chemicals segment became fully amortized as of May 2011. Amortization expense, included in continuing operations, was $537 and $1,238, for the years ended September 30, 2011 and 2010, respectively.

4. INTANGIBLE ASSETS AND GOODWILL (continued)

Goodwill was an asset of AMPAC-ISP which was sold effective August 1, 2012 (see Note 12).

5. DEBT

Our outstanding debt balances consist of the following as of September 30:

	2012	2011

Senior Notes, 9%, due 2015	$65,000	$105,000
Capital Leases, due through 2014	20	103

Total Debt	65,020	105,103
Less Current Portion	(16)	(69)

Total Long-term Debt	$65,004	$105,034

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”). The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

In June 2010, we repurchased and cancelled $5,000 in principal amount of our Senior Notes for $4,900. As a result of this repurchase, we recorded an immaterial loss of $16 in other income (expense), net of deferred financing costs of $116.

On August 9, 2012, we called $40,000 of the outstanding principal amount of the Senior Notes. On September 10, 2012 we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. The redemption price for the Notes was 102.25% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to the redemption date. The transaction resulted in a net loss on debt retirement of $1,397 which includes the call premium of $900, unamortized debt issuances costs of $482 and other expenses of $15.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes is 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. This transaction will result in a net loss on debt retirement, including the call premium of $1,463, which will be recorded in the three-month period ending December 31, 2012.

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, and certain domestic subsidiaries of the Company, as guarantors, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which is February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On September 30, 2012, under the ABL Credit Facility, we had no outstanding borrowings and were not subject to compliance with the financial covenants. On October 26, 2012, we terminated the ABL Credit Facility.

Credit Facility. On October 26, 2012, we entered into an $85,000 senior secured credit agreement (the “Credit Facility”) by and among American Pacific Corporation, the lenders party thereto (the “Lenders”) and KeyBank National Association, as the swing line lender, issuer of letters of credit under the Credit Facility and as the Administrative Agent of the Lenders. Under the Credit Facility,

5. DEBT (continued)

we (i) obtained a term loan in the aggregate principal amount of $60,000 with an initial maturity in 5 years (the “Term Loan”), and (ii) may obtain revolving loans of up to $25,000 in aggregate principal amount, of which up to $5,000 may be outstanding in connection with the issuance of letters of credit (the “Revolving Facility”). There were no amounts drawn upon the Revolving Facility upon issuance. We may prepay and terminate the Credit Facility at any time, without premium or penalty. The Credit Facility contains certain annual mandatory prepayment provisions which are based upon certain asset sales, equity issuances, incurrence of certain indebtedness and events of loss.

For any borrowings under the Credit Facility, we elect between two options to determine the annual interest rates applicable to loans under the Credit Facility: Base Rate Loans and Eurodollar Loans. These elections can be renewed or changed from time to time during the term of the Credit Facility. The interest rate for an election period is determined as the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Credit Facility), and in each case, plus an applicable margin, which shall range from 0.75% to 1.50% for Base Rate Loans or from 1.75% to 2.50% for Eurodollar Loans, subject to adjustment based on the leverage ratio. Interest payments are due at least quarterly and may be more frequent under certain Eurodollar Loan elections. The Term Loan includes quarterly principal amortization payments which will commence on December 31, 2012. Scheduled Amortization of the Term Loan is $4,500, $6,000, $6,000, $6,000 and $7,500 for each of the five years in the period ending September 30, 2017, respectively. The remaining balance of the Term Loan of $30,000 is due upon maturity.

The Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants which, among other things, restrict our ability to:

—	pay dividends, repurchase our stock, or make other restricted payments;

—	make certain investments or acquisitions;

—	incur additional indebtedness;

—	create or permit to exist certain liens;

—	enter into certain transactions with affiliates;

—	consummate a merger, consolidation or sale of assets;

—	change our business; and

—	wind up, liquidate, or dissolve our affairs.

In each case, the covenants set forth above are subject to customary and negotiated exceptions and exclusions.

The Credit Facility includes two financial covenants that are measured quarterly.

Leverage Ratio. The Leverage Ratio must be less than or equal to 3.00 to 1.00. The Credit Facility defines the Leverage Ratio as the ratio of Consolidated Total Debt as of the last day of a quarter (“Test Date”) to Consolidated EBITDA for the four consecutive quarters preceding the Test Date, each as defined in the Credit Facility.

Debt Service Coverage Ratio. The Debt Service Coverage Ratio must be at least 2.00 to 1.00, with increases to 2.25 to 1.00 for the period commencing September 30, 2014 to September 29, 2015, and increasing to 2.50 to 1.00 for the period commencing September 30, 2015 and thereafter. The Credit Facility defines the Debt Service Coverage Ratio as the ratio of Consolidated EBITDA minus Consolidated Capital Expenditures to Scheduled Repayments plus Consolidated Adjusted Interest Expense, each as defined in the Credit Facility.

5. DEBT (continued)

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Principal Maturities. Principal maturities for our outstanding debt as of September 30, 2012 are as follows:

Years ending September 30:
2013	$16
2014	4
2015	65,000

Total	$65,020

As discussed above, in October 2012, we redeemed our outstanding Senior Notes in the amount of $65,000 and entered into a Credit Facility which includes a Term Loan in the amount of $60,000. Funds used to call the notes were provided by the net proceeds from the Term Loan and available cash balances. The table below is presented after the effects of our October 2012 refinancing activities. Principal maturities for our capital leases that were outstanding as of September 30, 2012 and our Credit Facility are as follows:

Years ending September 30:
2013	$4,516
2014	6,004
2015	6,000
2016	6,000
2017	7,500
Thereafter	30,000

Total	$60,020

Debt Issue Costs. In connection with the issuance of the Senior Notes and ABL Credit Facility, we incurred debt issuance costs of approximately $4,814 and $878, respectively, which were capitalized and classified as other assets on our consolidated balance sheets. These costs were amortized as additional interest expense over the respective terms of the instruments. The aggregate unamortized balance as of September 30, 2012 was $1,252, which was expensed in October 2012 in connection with the refinancing activities discussed above.

Letters of Credit. As of September 30, 2012, we had $532 in outstanding standby letters of credit which mature through April 2016. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

6. EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2012	2011	2010

Income (Loss) from Continuing Operations	$20,332	$(9,379)	$(2,905)

Basic Weighted Average Shares	7,554,000	7,517,000	7,490,000

Diluted:
Weighted Average Shares, Basic	7,554,000	7,517,000	7,490,000
Dilutive Effect of Stock Options	82,000	-	-
Dilutive Effect of Restricted Stock	27,000	-	-

Weighted Average Shares, Diluted	7,663,000	7,517,000	7,490,000

Basic Earnings (Loss) per Share from Continuing Operations	$2.69	$(1.25)	$(0.39)
Diluted Earnings (Loss) per Share from Continuing Operations	$2.65	$(1.25)	$(0.39)

As of September 30, 2012 and 2011, respectively, we had an aggregate of 278,385 and 653,304 antidilutive options and restricted shares outstanding.

7. INCOME TAXES

The components of the income tax expense (benefit) for continuing operations are as follows for the years ended September 30:

	2012	2011	2010

Current	$514	$(423)	$(801)
Deferred	(4,280)	7,408	36

Income tax expense (benefit)	$(3,766)	$6,985	$(765)

Deferred tax assets are comprised of the following at September 30:

	2012	2011

Deferred tax assets:
Pension obligations	$22,270	$17,687
Environmental remediation reserves	9,997	12,849
Inventory	9,183	6,837
Accrued expenses	3,824	3,025
Deferred gain on sale of business	1,448	-
Intangible assets	475	1,564
Tax credits and carryforwards	66	7,263
Other	964	1,001

Subtotal	48,227	50,226
Valuation allowance	(66)	(11,527)

Deferred tax assets	48,161	38,699

Deferred tax liabilities:
Property, plant and equipment	(13,805)	(15,849)
Prepaid expenses	(432)	(430)
Other	(100)	(100)

Deferred tax liabilities	(14,337)	(16,379)

Net deferred tax assets	$33,824	$22,320

7. INCOME TAXES (continued)

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

For the year ended September 30, 2011, we evaluated negative evidence noting that for the three year period then ended we reported a cumulative net loss. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and this form of negative evidence is difficult to overcome without sufficient objectively verifiable positive evidence. Our then objectively verifiable positive evidence included certain aspects of our historical results. Additional positive evidence includes forecasts of future taxable income. However, since this latter form of evidence was not objectively verifiable, its weight is not sufficient to overcome the negative evidence. As a result of this evaluation, we increased our valuation allowance by $10,420 as of September 30, 2011. Of this amount, $7,628 was recorded as income tax expense and $2,792 was charged to other comprehensive loss offsetting deferred tax assets that were generated in the current year.

For the year ended September 30, 2012, we reported significant income before tax from continuing operations which resulted in cumulative earnings for the three year period then ended. We evaluated the current facts and circumstances and concluded that the negative evidence that existed as of September 30, 2011, no longer existed. Accordingly, we relied on positive evidence, which included taxable income in the current year, a forecast of significant taxable income in coming years and the absence of credit carry forward balances. As a result, we reversed the valuation allowance of $10,420.

The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment or reversal of a valuation allowance, if any, does not impact cash nor does it preclude us from using our tax credits, loss carryforwards and other deferred assets in the future.

In addition, we have aggregate net operating loss carryforward balances of $1,208 in two states where we no longer conduct business. Since we do not anticipate future taxable income in these states we continue to provide a full valuation allowance of $66 as of September 30, 2012 and 2011.

In foreign tax jurisdictions, which related to discontinued operations, deferred tax assets were comprised primarily of net operating loss carryforwards. Because of a history of losses in foreign tax jurisdictions, we concluded that it is more likely than not that we will not utilize these operating loss carryforwards and, accordingly, provided an aggregate full valuation allowances of $1,041 as of September 30, 2011.

The following summarizes our tax credits and carryforwards as of September 30:

	2012	2011

Federal operating losses	$-	$12,941
Federal R&D and Other credits	-	170
Federal AMT credits	-	1,406
State operating losses	1,208	4,616
U.K. operating losses	-	2,592
Ireland operating losses	-	3,519

7. INCOME TAXES (continued)

A reconciliation of the federal statutory rate to our effective tax (benefit) rate from continuing operations is as follows for the years ended September 30:

	2012	2011	2010

Federal income tax at the statutory rate	35.0%	(35.0%)	(35.0%)
State income tax, net of federal benefit	4.1%	(3.6%)	(6.6%)
Nondeductible expenses	1.4%	8.6%	8.8%
Valuation allowance	(62.9%)	318.6%	0.0%
Interest and penalties	0.4%	1.1%	12.1%
Other	(0.7%)	2.0%	(0.1%)

Effective tax rate	(22.7%)	291.7%	(20.8%)

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

For both September 30, 2012 and 2011, the total amount of unrecognized tax benefits was $1,274 and $1,246, respectively, of which $405 and $386 would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Due to the effects of filing tax carryback claims, we have no significant statutes of limitations that are anticipated to expire in the fiscal year ending September 30, 2013. As such, it is reasonably possible that none of the gross liability for unrecognized tax benefits will reverse during the fiscal year ending September 30, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30 is as follows:

	2012	2011

Unrecognized Tax Benefits - Beginning of Year	$1,246	$1,246
Additions for tax positions of prior years	28	-
Reductions for tax positions of prior years	-	-
Lapse of statute of limitations	-	-

Unrecognized Tax Benefits - End of Year	$1,274	$1,246

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2012 and 2011, respectively, we had accrued $679 and $613, respectively, for the payment of tax-related interest and penalties. For the years ended September 30, 2012 and 2011, respectively, income tax expense includes an expense of $70 and $30 for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for the years before 2002.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans which cover substantially all of our employees: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (the “AMPAC Plan”), the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for

8. EMPLOYEE BENEFIT PLANS (continued)

Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that as of September 30, 2012, includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for Fine Chemicals segment employees and eligible U.S. employees who began employment on or after July 1, 2010.

Summary Defined Benefit Plan Results. The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

	Pension Plans		SERP
	2012	2011	2012	2011

Change in Benefit Obligation:
Benefit obligation, beginning of year	$73,383	$63,152	$7,942	$7,683
Service cost	2,653	2,432	435	324
Interest cost	3,915	3,541	369	356
Amendments	-	-	-	-
Actuarial losses	18,693	5,759	2,868	106
Benefits paid	(1,655)	(1,501)	(527)	(527)

Benefit obligation, end of year	96,989	73,383	11,087	7,942

Change in Plan Assets:
Fair value of plan assets, beginning of year	36,935	33,147	-	-
Actual return (loss) on plan assets	7,649	(534)	-	-
Employer contributions	9,320	5,823	527	527
Benefits paid	(1,655)	(1,501)	(527)	(527)

Fair value of plan assets, end of year	52,249	36,935	-	-

Funded status	$(44,740)	$(36,448)	$(11,087)	$(7,942)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plans		SERP
	2012	2011	2012	2011

Employee related liabilities	$-	$-	$(527)	$(527)
Pension obligations and other long-term liabilities	(44,740)	(36,448)	(10,560)	(7,415)

Net amount recognized	$(44,740)	$(36,448)	$(11,087)	$(7,942)

8. EMPLOYEE BENEFIT PLANS (continued)

The following table summarizes changes in the components of unrecognized benefit plan costs for the year ended September 30:

	Pension Plans		SERP
	2012	2011	2012	2011

Net actuarial loss	$14,443	$9,179	$2,867	$106
Prior service costs	-	-	-	-
Amortization of:
Net actuarial loss from previous years	(2,549)	(1,752)	-	-
Prior service costs	(63)	(61)	(420)	(420)
Income tax benefits related to above items	(4,732)	-	(979)	(29)

Changes in unrecognized benefit plan costs	$7,099	$7,366	$1,468	$(343)

The following table sets forth the amounts recognized as components of accumulated other comprehensive loss at September 30:

	Pension Plans		SERP
	2012	2011	2012	2011

Net actuarial loss	$43,357	$31,463	$3,568	$701
Prior service costs	414	477	1,402	1,822
Income tax benefits related to above items	(14,562)	(9,830)	(2,142)	(1,163)

Unrecognized benefit plan costs, net of tax	$29,209	$22,110	$2,828	$1,360

The table below sets forth the amounts in accumulated other comprehensive loss at September 30, 2012 that we expect to recognize in periodic pension cost in the year ending September 30, 2013.

	Pension Plans	SERP

Amortization of net actuarial loss	$3,410	$351
Amortization of prior service costs	63	420

	$3,473	$771

The table below provides data for our defined benefit plans as of September 30:

	2012	2011

Plan Assets:
Ampac Plan	$41,055	$28,843
AFC Salaried Plan	6,744	5,271
AFC Bargaining Plan	4,450	2,821
Accumulated Benefit Obligation:
Ampac Plan	61,368	47,222
AFC Salaried Plan	12,500	8,020
AFC Bargaining Plan	7,585	4,761
Projected Benefit Obligation:
Ampac Plan	74,645	58,787
AFC Salaried Plan	14,759	9,700
AFC Bargaining Plan	7,585	4,896

8. EMPLOYEE BENEFIT PLANS (continued)

Net periodic benefit plan cost is comprised of the following for the years ended September 30:

	Pension Plans			SERP
	2012	2011	2010	2012	2011	2010

Net Periodic Benefit Plan Cost:
Service cost	$2,653	$2,432	$2,196	$435	$324	$439
Interest cost	3,914	3,541	3,281	369	356	374
Expected return on plan assets	(3,398)	(2,886)	(2,410)	-	-	-
Recognized actuarial losses	2,549	1,752	1,178	-	-	-
Amortization of prior service costs	63	63	69	420	420	420

Net periodic pension cost	$5,781	$4,902	$4,314	$1,224	$1,100	$1,233

Assumptions.

	Pension Plans			SERP
	2012	2011	2010	2012	2011	2010

Weighted-Average Actuarial Assumptions
Used to Determine Benefit Obligation as of September 30:
Discount rate	4.00%	5.40%	5.80%	3.90%	4.80%	4.80%
Rate of compensation increase	3.50%	4.00%	4.00%	3.50%	4.00%	4.00%
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

	Target	Actual
	2012	2012	2011

Equity securities	70%	74%	65%
Debt securities	27%	22%	29%
Cash and marketable securities	3%	4%	6%

Total	100%	100%	100%

8. EMPLOYEE BENEFIT PLANS (continued)

The table below provides the fair values of the Pension Plans’ assets as of September 30, 2012 and 2011, by asset category, and identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for additional information regarding the level categories).

	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

September 30, 2012:
Equity Securities
Domestic large-cap	$20,188			$20,188
Domestic mid-cap	5,590			5,590
Domestic small-cap	1,768			1,768
International	5,939			5,939
Other	3,217			3,217
Fixed Income Securities				-
Mutual funds	6,146			6,146
Corporate bonds		$3,652		3,652
Certificated of deposit		805		805
U.S. Treasuries	973			973
Mortgage-backed		477		477
Foreign bonds		1,366		1,366
Cash and cash equivalents	2,056			2,056
Other		72		72

	$45,877	$6,372	$-	$52,249

September 30, 2011:
Equity Securities
Domestic large-cap	$14,055			$14,055
Domestic mid-cap	3,046			3,046
Domestic small-cap	1,282			1,282
International	4,786			4,786
Other	640			640
Fixed Income Securities				-
Mutual funds	4,419			4,419
Corporate bonds		$3,656		3,656
Certificated of deposit		1,261		1,261
U.S. Treasuries	1,138			1,138
Mortgage-backed		408		408
Cash and cash equivalents	2,186			2,186
Other		58		58

	$31,552	$5,383	$-	$36,935

Contributions and Benefit Payments. We made total contributions of $1,378, $1,301, and $1,131 to the 401(k) Plans during the years ended September 30, 2012, 2011 and 2010, respectively. During the year ending September 30, 2013, we expect to contribute approximately $4,510 to the Pension Plans and approximately $527 to the SERP.

The table below sets forth expected future benefit payments for the years ending September 30:

Years ending September 30:	Pension Plans	SERP

2013	$2,158	$527
2014	2,268	634
2015	2,372	621
2016	2,573	1,040
2017	2,678	1,015
2018-2022	18,087	4,646

9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices under an operating lease that expires in 2018 and contains step rent provisions, escalation clauses and also provides for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Total rental expense for continuing operations under operating leases was $1,735, $1,642 and $1,587 for the years ended September 30, 2012, 2011, and 2010, respectively.

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2012, are as follows:

Years ending September 30:
2013	$1,339
2014	1,125
2015	1,091
2016	1,099
2017	1,130
Thereafter	669

Total	$6,453

Purchase Commitments. Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2012, our purchase commitments were not material.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2015, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with each of our Vice President, Administration and our Chief Financial Officer, which, generally, provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $4,700 as of September 30, 2012.

Environmental Matters.

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report has not yet been made public. We continue to monitor activities and expect the proposed regulation to be published in February 2013 followed by a 60-day public comment period. The earliest a final regulation is expected to be published is August 2014. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we

9. COMMITMENTS AND CONTINGENCIES (continued)

operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection (“NDEP”), we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. The investigation and related characterization, which lasted more than six years, employed experts in the field of hydrogeology. This investigation concluded that although there is perchlorate in the groundwater in the vicinity of the AMPAC Henderson Site up to 700 parts per million, perchlorate from this site does not materially impact, if at all, water flowing in the Las Vegas Wash toward Lake Mead. It has been well established, however, by data generated by SNWA and NDEP, that perchlorate from the KMCC Site did impact the Las Vegas Wash and Lake Mead. The Nevada Environmental Response Trust (“NERT”), is the entity responsible for completing environmental remediation work at the Henderson location as a result of the 2010 settlement of the 2009 bankruptcy of KMCC’s successor, Tronox LLC.

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

From time to time, we have held discussions with NDEP to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight costs. Discussions regarding a formal agreement are currently active and we anticipate that a formal agreement will be completed during our fiscal year ending September 30,2013.

Henderson Site Environmental Remediation Reserve. We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our

9. COMMITMENTS AND CONTINGENCIES (continued)

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

Late in the fiscal year ended September 30, 2009 (“Fiscal 2009”), we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this lower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the then existing treatment system. The expansion includes installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflected (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated cost associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400.

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into the early months of our fiscal year ending September 30, 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

9. COMMITMENTS AND CONTINGENCIES (continued)

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

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate O&M costs, we consider, among other factors, the project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. We estimate average annual O&M costs to be approximately $1,900. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

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

As of September 30, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $13,000 to approximately $36,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2012, the accrued amount was $16,754, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate. A summary of our environmental reserve activity for the year ended September 30, 2012 is shown below:

Balance, September 30, 2011	$26,173
Additions or adjustments	700
Expenditures	(10,119)

Balance, September 30, 2012	$16,754

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet-General Corporation (“Aerojet”), a wholly-owned subsidiary of GenCorp Inc. (“GenCorp”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC (predecessor in interest to Ampac Fine Chemicals LLC) as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

9. COMMITMENTS AND CONTINGENCIES (continued)

As part of the agreement by which we acquired our Fine Chemicals segment business from GenCorp, an Environmental Indemnity Agreement was entered into whereby GenCorp agreed to indemnify us against any and all environmental costs and liabilities arising out of or resulting from any violation of environmental law prior to the effective date of the sale, or any release of hazardous substances by Aerojet Fine Chemicals LLC, Aerojet or GenCorp on the premises of Ampac Fine Chemicals LLC or Aerojet’s Sacramento site prior to the effective date of the sale.

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC also complies with Drug Enforcement Administration requirements related to the manufacture and sale of certain controlled substances. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, performing energetic chemistries at commercial scale, and manufacturing Schedule II controlled substances.

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

10. SEGMENT INFORMATION (continued)

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

	2012	2011	2010

Fine chemicals customer	31%	23%	23%
Fine chemicals customer	12%
Specialty chemicals customer	17%		17%
Specialty chemicals customer	12%	24%	18%

The following provides financial information about our segment operations for the fiscal years ended September 30:

	2012	2011	2010

Revenues:
Fine Chemicals	$111,536	$89,497	$69,632
Specialty Chemicals	68,513	66,905	62,611
Other Businesses	5,578	4,312	6,341

Total Revenues	$185,627	$160,714	$138,584

Segment Operating Income (Loss):
Fine Chemicals	$8,678	$(6,283)	$(7,583)
Specialty Chemicals	34,919	35,600	30,571
Other Businesses	(473)	(1,308)	(206)

Total Segment Operating Income	43,124	28,009	22,782
Corporate Expenses	(14,326)	(14,124)	(15,847)
Environmental Remediation Charges	(700)	(6,000)	-

Operating Income	$28,098	$7,885	$6,935

10. SEGMENT INFORMATION (continued)

	2012	2011	2010

Depreciation and Amortization:
Fine Chemicals	$11,914	$12,473	$12,997
Specialty Chemicals	1,401	1,136	1,148
Other Businesses	18	17	16
Corporate	367	432	635

Total	$13,700	$14,058	$14,796

Capital Expenditures:
Fine Chemicals	$7,383	$11,153	$10,614
Specialty Chemicals	1,353	756	1,047
Other Businesses	18	8	12
Corporate	34	14	71

Total	$8,788	$11,931	$11,744

Assets, at year end:
Fine Chemicals	$143,551	$144,003	$137,252
Specialty Chemicals	21,029	19,785	39,411
Other Businesses	7,302	5,064	4,395
Corporate	74,582	60,954	64,786

Total	$246,464	$229,806	$245,844

All of our continuing operations are located in the United States. Export sales consist mostly of fine chemicals and water treatment equipment sales. For the year ended September 30, 2012, sales outside the U.S. represented 36% of consolidated revenues. Of this amount 17% was sold to customers in Ireland and 12% sold to customers in Belgium, with no other individual country representing more than 10%. For the year ended September 30, 2011, sales outside the U.S. represented 25% of consolidated revenues, with no individual country representing more than 10%. For the year ended September 30, 2010, sales outside the U.S. represented 15% of consolidated revenues, with no individual country representing more than 10%.

11. GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the years ended September 30, 2012 and 2011, our Fine Chemicals segment reported other operating gains of $1,714 and $2,929 that resulted from the resolution of gain contingencies. The reported gains are comprised of the following two matters.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during our fiscal year ending September 30, 2013. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of its facilities. During the year ended September 30, 2012 and 2011, we received from the former owner cash consideration in the amount of $1,714 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

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

12. DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

On June 4, 2012, we entered into an Asset Purchase Agreement with Moog Inc. (“Moog”) (the “Asset Purchase Agreement”), pursuant to which we sold to Moog substantially all of the assets of Ampac-ISP Corp., including all of the equity interests in its foreign subsidiaries (collectively, the “Purchased Assets”). Additionally, Moog assumed certain liabilities related to the operations and the Purchased Assets. The transaction was completed effective August 1, 2012.

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us. We have accounted for the Escrow Amount as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Year Ended September 30,
	2012	2011	2010

Revenues	$44,039	$48,941	$37,608

Discontinued Operations:
Operating income (loss) before tax	$643	$3,328	$(271)
Income tax provision (benefit)	506	1,185	101

Net income (loss) from discontinued operations	137	2,143	(372)

Gain (Loss) on Sale of Discontinued Operations
Gain on sale of discontinued operations before tax	5,059	-	-
Income tax provision (benefit)	209	-	-

Net gain on sale of discontinued operations	4,850	-	-

	$4,987	$2,143	$(372)

13. SUBSEQUENT EVENTS

In October 2012, we called and terminated our Senior Notes with an aggregate principal amount of $65,000 and replaced the notes with a Credit facility that includes a $60,000 Term loan and a $25,000 Revolving Facility. Funds used to call the notes of $68,315, were provided by the net proceeds from the Term Loan and available cash balances. The Revolving Facility, which was undrawn at inception, provides a committed revolving credit line, up to a maximum of $25,000. For further discussion, see Note 5.