Form 10-Q
period 2012-12-31
AMERICAN PACIFIC CORP
filed 2013-02-08
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2013 was 7,777,524.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

– i –

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended December 31,
	2012	2011

Revenues	$36,318	$38,485
Cost of Revenues	20,906	26,255

Gross Profit	15,412	12,230
Operating Expenses	10,464	9,485
Other Operating Gains	-	14

Operating Income	4,948	2,759
Interest Income and Other (Expense), Net	8	7
Interest Expense	1,282	2,639
Loss on Debt Extinguishment	2,835	-

Income from Continuing
Operations before Income Tax	839	127
Income Tax Expense (Benefit)	(312)	92

Income from Continuing Operations	1,151	35
Income from Discontinued
Operations, Net of Tax	4	116

Net Income	$1,155	$151

Basic Earnings Per Share:
Income from Continuing Operations	$0.15	$0.00
Income from Discontinued
Operations, Net of Tax	$0.00	$0.02
Net Income	$0.15	$0.02

Diluted Earnings Per Share:
Income from Continuing Operations	$0.15	$0.00
Income from Discontinued
Operations, Net of Tax	$0.00	$0.02
Net Income	$0.15	$0.02

Weighted-Average Shares Outstanding:
Basic	7,670,000	7,540,000
Diluted	7,876,000	7,621,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended December 31,
	2012	2011

Net Income	$1,155	$151

Other Comprehensive Loss:
Foreign currency translation adjustments	-	(192)

Comprehensive Income (Loss)	$1,155	$(41)

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31, 2012	September 30, 2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$18,775	$31,182
Accounts Receivable, Net	18,054	24,211
Inventories	57,977	44,157
Prepaid Expenses and Other Assets	1,947	1,477
Income Taxes Receivable	247	2
Deferred Income Taxes	13,028	13,028

Total Current Assets	110,028	114,057
Property, Plant and Equipment, Net	103,167	103,316
Deferred Income Taxes	19,787	20,796
Other Assets	8,911	8,295

TOTAL ASSETS	$241,893	$246,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,776	$12,006
Accrued Liabilities	6,248	6,359
Accrued Interest	135	988
Employee Related Liabilities	6,944	10,568
Income Taxes Payable	151	2,098
Deferred Revenues and Customer Deposits	18,872	7,293
Current Portion of Environmental Remediation Reserves	3,523	5,114
Current Portion of Long-Term Debt	4,890	16

Total Current Liabilities	51,539	44,442
Long-Term Debt	54,001	65,004
Environmental Remediation Reserves	11,143	11,640
Pension Obligations	54,907	55,300
Other Long-Term Liabilities	243	1,745

Total Liabilities	171,833	178,131

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized, 7,777,524 and 7,710,783 issued and outstanding	778	771
Capital in Excess of Par Value	75,361	74,796
Retained Earnings	25,958	24,803
Accumulated Other Comprehensive Loss	(32,037)	(32,037)

Total Stockholders’ Equity	70,060	68,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,893	$246,464

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Three Months Ended December 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$1,155	$151
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and amortization	3,310	3,682
Non-cash interest expense	64	191
Non-cash component of loss on debt extinguishment	1,252	-
Share-based compensation	253	217
Excess tax benefit from stock-based compensation	(71)	-
Deferred income taxes	1,080	267
Loss (gain) on sale of assets	1	(25)
Changes in operating assets and liabilities:
Accounts receivable, net	6,032	(10,471)
Inventories	(13,684)	(4,906)
Prepaid expenses and other current assets	(470)	(860)
Accounts payable	(2,483)	(2,249)
Income taxes	(2,192)	8
Accrued liabilities	(111)	(502)
Accrued interest	(853)	2,386
Employee related liabilities	(3,566)	(1,930)
Deferred revenues and customer deposits	11,579	7,203
Environmental remediation reserves	(2,088)	(510)
Pension obligations, net	(393)	(4,602)
Other	(2,068)	(250)
Discontinued operations, net	(19)	930

Net Cash Used by Operating Activities	(3,272)	(11,270)

Cash Flows from Investing Activities:
Capital expenditures	(1,961)	(1,056)
Other investing activities	-	120
Discontinued operations, net	-	(222)

Net Cash Used by Investing Activities	(1,961)	(1,158)

Cash Flows from Financing Activities:
Issuances of long-term debt	60,000	-
Payments of long-term debt	(66,129)	(5)
Debt issuance costs	(1,364)	-
Issuances of common stock	248	-
Excess tax benefit from stock-based compensation	71	-
Discontinued operations, net	-	(15)

Net Cash Used by Financing Activities	(7,174)	(20)

Effect of Changes in Currency Exchange Rates on Cash	-	(10)

Net Change in Cash and Cash Equivalents	(12,407)	(12,458)
Cash and Cash Equivalents, Beginning of Period	31,182	30,703

Cash and Cash Equivalents, End of Period	$18,775	$18,245

Cash Paid (Received) For:
Interest	$2,071	$62
Income taxes	2,342	13
Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	1,707	298

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation.  The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012. The operating results and cash flows for the three-month period ended December 31, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies and Principles of Consolidation.  A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2012. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced.

Discontinued Operations.  In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented. (See Note 10).

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

Level 3 – Significant inputs to the valuation model are unobservable.

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. We estimate the fair value of our variable-rate term loan as of December 31, 2012 to be approximately equal to its carrying value of $58,875 due to the close proximity of the balance sheet date to the original issuance date of the term loan.

Depreciation and Amortization Expense.  Depreciation and amortization expense, associated with our continuing operations, is classified as follows in our statements of operations:

	Three Months Ended
	December 31,
	2012	2011

Depreciation classified as:
Cost of revenues	$3,222	$3,272
Operating expenses	88	101

Total continuing operations	3,310	3,373
Depreciation and amortization classified as discontinued operations	-	309

Total	$3,310	$3,682

Bill and Hold Transactions. Some of our fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $18,217 and $19,346 as of December 31, 2012 and September 30, 2012, respectively.

Recently Issued or Adopted Accounting Standards.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard was effective for us beginning on October 1, 2012. This standard changes presentation requirements, and accordingly, the adoption of this standard did not have an impact on our results of operations, financial position or cash flows.

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

2.	SHARE-BASED COMPENSATION (Continued)

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

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. Under the terms of the 2002 Plan, no options may be granted on or after November 12, 2012, but options previously granted, may extend beyond that date based on the terms of the relevant grant. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of December 31, 2012, there were 238,483 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

Stock Options and Restricted Stock. A summary of our outstanding and non-vested stock option and restricted stock activity for the three months ended December 31, 2012 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2012	612,071	$8.47	138,835	$3.55	64,497	$7.52
Granted	47,470	11.93	47,470	5.41	36,060	11.93
Vested	-	-	(77,184)	3.61	(29,505)	7.42
Exercised	(30,681)	8.08	-	-	-	-
Expired / Cancelled	(13,000)	8.32	-	-	-	-

Balance, December 31, 2012	615,860	8.76	109,121	4.31	71,052	9.80

A summary of our exercisable stock options as of December 31, 2012 is as follows:

Number of vested stock options	506,739
Weighted-average exercise price per share	$8.60
Aggregate intrinsic value	$3,497
Weighted-average remaining contractual term in years	5.1

2.	SHARE-BASED COMPENSATION (Continued)

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

	Three Months Ended
	December 31,
	2012	2011

Weighted-average grant date fair value per share of options granted	$5.41	$3.46
Significant fair value assumptions:
Expected term in years	5.70	5.70
Expected volatility	49%	49%
Expected dividends	0%	0%
Risk-free interest rates	0.64%	0.85%
Total intrinsic value of options exercised	$503	$-
Aggregate cash received for option exercises	$248	$-
Compensation cost (included in operating expenses)
Stock options	$94	$125
Restricted stock	159	92

Total	253	217
Tax benefit recognized	64	40

Net compensation cost	$189	$177

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$285	$281
Restricted stock	$438	$323
Weighted-average years to be recognized
Stock options	1.8	1.8
Restricted stock	1.8	1.9

Cash-Settled Restricted Stock Units. Cash-settled restricted stock units (“RSU”) are awards that, if vested, entitle the recipient to a cash payment equal to the fair market value of our common stock for each unit granted. The RSU awards cliff-vest on September 30, 2014, subject to the attainment of financial performance criteria that were established for the two-year period ending September 30, 2014 and continued employment by the recipient. RSUs are accounted for as liability awards, and accordingly, compensation cost is re-measured based on our closing stock price at the end of each reporting period. If we estimate that it is probable that the vesting criteria will be met, then we record compensation expense based on the proportionate share of the total estimated fair value of the award to the requisite service period.

A summary of our RSU activity for the three months ended December 31, 2012 is as follows:

Weighted-
Average Grant
	Number of	Date Fair Value
	Units	Per Unit

Outstanding, September 30, 2012	-	-
Grants	77,231	$11.93
Forfeitures	-	-
Vested	-	-

Outstanding, December 31, 2012	77,231	$11.93

2.	SHARE-BASED COMPENSATION (Continued)

A summary of estimated compensation expense for RSU awards is as follows:

	Three Months Ended
	December 31,
	2012	2011

Compensation cost (included in operating expenses)	$36	$-
Tax benefit recognized	14	-

Net compensation cost	$22	$-

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$1,156	$-
Weighted-average years to be recognized	1.8	-

3.	INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2012	2012

Finished goods	$6,399	$2,075
Work-in-process	39,162	28,851
Raw materials and supplies	11,028	12,340
Deferred cost of revenues	3,486	891
Under(over) applied manufacturing overhead costs	(2,098)	-

Total	$57,977	$44,157

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

4.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows:

	Three Months Ended
	December 31,
	2012	2011

Income from continuing operations	$1,151	$35

Basic weighted-average shares	7,670,000	7,540,000

Diluted:
Weighted-average shares, basic	7,670,000	7,540,000
Dilutive effect of stock options	171,000	64,000
Dilutive effect of restricted stock	35,000	17,000

Weighted-average shares, diluted	7,876,000	7,621,000

Basic earnings per share from continuing operations	$0.15	$0.00
Diluted earnings per share from continuing operations	$0.15	$0.00

As of December 31, 2012, we had an aggregate of 68,896 antidilutive options and unvested restricted shares outstanding. As of December 31, 2011, we had an aggregate of 477,963 antidilutive options and unvested restricted shares outstanding.

5.	DEBT

Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2012	2012

Term Loan, variable-rate interest, due through 2017	$58,875	$-
Senior Notes, 9%, due 2015	-	65,000
Capital Leases, due through 2014	16	20

Total Debt	58,891	65,020
Less Current Portion	(4,890)	(16)

Total Long-term Debt	$54,001	$65,004

Senior Notes. In February 2007, we issued and sold 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”) with an initial aggregate principal amount of $110,000. The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement of $2,835 which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,251 and other expenses of $121.

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, and certain domestic subsidiaries of the Company, as guarantors, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which was February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On October 26, 2012, we terminated the ABL Credit Facility.

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

For any loans under the Credit Facility, we elect between two options to determine the annual interest rates applicable to such loans: Base Rate Loans and Eurodollar Loans. These elections can be renewed or changed from time to time during the term of the Credit Facility. The interest rate for an election period is determined as the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Credit Facility), and in each case, plus an applicable margin, which shall range from 0.75% to 1.50% for Base Rate Loans or from 1.75% to 2.50% for Eurodollar Loans, subject to adjustment based on the leverage ratio. Interest payments are due at least quarterly and may be more

5.	DEBT (Continued)

frequent under certain Eurodollar Loan elections. The Term Loan includes quarterly principal amortization payments which commenced on December 31, 2012. Scheduled Amortization of the Term Loan is $4,500, $6,000, $6,000, $6,000 and $7,500 for each of the five years in the period ending September 30, 2017, respectively. The remaining balance of the Term Loan of $30,000 is due upon maturity.

The Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants which, among other things, restrict our ability to:

•	pay dividends, repurchase our stock, or make other restricted payments;
•	make certain investments or acquisitions;
•	incur additional indebtedness;
•	create or permit to exist certain liens;
•	enter into certain transactions with affiliates;
•	consummate a merger, consolidation or sale of assets;
•	change our business; and
•	wind up, liquidate, or dissolve our affairs.

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

Debt Service Coverage Ratio.  The Debt Service Coverage Ratio must be at least 2.00 to 1.00, with increases to 2.25 to 1.00 for the period commencing September 30, 2014 to September 29, 2015, and to 2.50 to 1.00 for the period commencing September 30, 2015 and thereafter. The Credit Facility defines the Debt Service Coverage Ratio as the ratio of Consolidated EBITDA minus Consolidated Capital Expenditures to Scheduled Repayments plus Consolidated Adjusted Interest Expense, each as defined in the Credit Facility.

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of December 31, 2012, our Leverage Ratio was 1.34 to 1.00 and our Debt Service Coverage Ratio was 5.63 to 1.00.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

5.	DEBT (Continued)

Debt Issue Costs. In connection with the issuance of the Credit Facility, we incurred debt issuance costs of approximately $1,364, which are capitalized and classified as other assets on our consolidated balance sheets. These costs are being amortized, using the effective interest rate method, as additional interest expense over the term of the Credit Facility.

Letters of Credit. As of December 31, 2012, we had $385 in outstanding standby letters of credit which mature through April 2016. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

6.	COMMITMENTS AND CONTINGENCIES (Continued)

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

From time to time, we have held discussions with NDEP to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. Typically, such agreements generally cover such matters as the scope of work plans, schedules, deliverables, remedies for non compliance, and reimbursement to the State of Nevada for past and future oversight costs. Discussions regarding a formal agreement are currently active and we anticipate that a formal agreement is likely to be completed during our Fiscal 2013.

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

During Fiscal 2005 and Fiscal 2006, we recorded aggregate charges of $26,000 representing our estimates at the time of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”).

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this slower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion includes installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

6.	COMMITMENTS AND CONTINGENCIES (Continued)

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rate of 450 gallons per minute for the new groundwater extraction wells (750 gallons per minute in the aggregate with existing wells), the life of the project could range from 5 to 18 years from the date that the Expansion Project was placed in service. Further, the data indicates that within that range, 7 to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs through 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that leads to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

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

As of December 31, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $10,900 to approximately $34,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project

6.	COMMITMENTS AND CONTINGENCIES (Continued)

through a range from the years 2017 to 2030. As of December 31, 2012, the accrued amount was $14,666, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the three months ended December 31, 2012 is shown below:

Balance, September 30, 2012	$16,754
Expenditures	(2,088)

Balance, December 31, 2012	$14,666

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

7.	SEGMENT INFORMATION

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

	Three Months Ended
	December 31,
	2012	2011

Fine chemicals cust omer	36%	32%
Specialty chemicals customer	30%	25%

7.	SEGMENT INFORMATION (continued)

The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2012	2011

Revenues:
Fine Chemicals	$21,347	$21,475
Specialty Chemicals	14,350	14,220
Other Businesses	621	2,790

Total Revenues	$36,318	$38,485

Segment Operating Income (Loss):
Fine Chemicals	$1,277	$(1,187)
Specialty Chemicals	7,917	7,644
Other Businesses	(160)	(72)

Total Segment Operating Income (Loss)	9,034	6,385
Corporate Expenses	(4,086)	(3,626)

Operating Income	$4,948	$2,759

Depreciation and Amortization:
Fine Chemicals	$3,015	$3,040
Specialty Chemicals	207	235
Other Businesses	5	4
Corporate	83	94

Total Depreciation and Amortization	$3,310	$3,373

8.	INCOME TAXES

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

As of both December 31, 2012 and September 30, 2012, our recorded liability for unrecognized tax benefits was $204 and $1,274, of which $204 and $405 would affect our effective tax rate if recognized. In December 2012, the internal revenue service completed its examination of our federal income tax returns for Fiscal years 2009 and 2010 and the related net operating loss carryback claims to Fiscal years 2002, 2003, 2005, 2006, 2007 and 2008 with no significant adjustments. Upon completion of this audit, we released $1,070 of unrecognized tax benefits.

We have no additional significant statutes of limitations that are anticipated to expire in Fiscal 2013. Accordingly, it is reasonably possible that none of the gross liability for unrecognized tax benefits will be reversed during Fiscal 2013.

Unrecognized Tax Benefits - September 30, 2012	$1,274
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1,070)
Lapse of statute of limitations	-

Unrecognized Tax Benefits - December 31, 2012	$204

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and September 30, 2012, we had accrued $7 and $679, respectively, for the payment of tax-related interest and penalties. For the three months ended December 31, 2012 and 2011, income tax expense (benefit) includes a benefit of $671 and an expense of $13, respectively, for interest and penalties.

8.	INCOME TAXES (continued)

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to federal and state examinations before Fiscal 2008.

9.	DEFINED BENEFIT PLANS

Defined Benefit Plan Descriptions.  We maintain three defined benefit pension plans which cover substantially all of our employees who were employed by the Company prior to July 1, 2010: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated, (the “SERP”) that includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

Net periodic pension cost consists of the following:

	Three Months Ended
	December 31,
	2012	2011

Pension Plans:
Service Cost	$830	$720
Interest Cost	983	963
Expected Return on Plan Assets	(1,100)	(770)
Recognized Actuarial Losses	893	597
Amortization of Prior Service Costs	16	18

Net Periodic Pension Cost	$1,622	$1,528

Supplemental Executive Retirement Plan:
Service Cost	$204	$110
Interest Cost	106	93
Recognized Actuarial Losses	94	-
Amortization of Prior Service Costs	105	105

Net Periodic Pension Cost	$509	$308

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all employees except bargaining unit employees of our Fine Chemicals segment and the other covers those bargaining unit employees. We make matching contributions for all Fine Chemicals segment employees and, since July 1, 2010, for all eligible new employees.

Contributions and Benefit Payments. For the three months ended December 31, 2012, we contributed $2,391 to the Pension Plans to fund benefit payments and anticipate making approximately $4,313 in additional contributions through September 30, 2013. For the three months ended December 31, 2012, we contributed $132 to the SERP to fund benefit payments and anticipate making approximately $396 in additional contributions through September 30, 2013.

10.	DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

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

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retained. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us. We have accounted for the Escrow Amount as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended
	December 31,
	2012	2011

Discontinued Operations:
Revenues	$-	$12,797

Income from Discontinued Operations, Net of Tax:
Operating income (loss) before tax	$14	$399
Income tax expense	5	283

Net income from discontinued operations	9	116

Adjustment to gain on sale of discontinued operations before tax	(7)	-
Income tax benefit	(2)	-

Net gain on sale of discontinued operations	(5)	-

Income from discontinued operations, net of tax	$4	$116

11.	SUBSEQUENT EVENT

On January 24, 2013, we entered into a floating-to-fixed interest rate swap with an initial notional amount of $58,875 (such notional amount reducing over the life of the arrangement), terminating October 26, 2017, which will effectively convert our floating-rate debt to a fixed rate. Under the terms of the swap, we will pay a fixed rate of approximately 0.775% and we will receive a floating-rate payment tied to the one-month LIBOR. We designated this interest rate swap as a cash flow hedge in accordance with the accounting guidance in ASC Topic 815.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the impact that change in revenue mix among our segments will have on comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for Fiscal 2013, statements regarding our expectations for product revenues, sales volumes, interest expense, tax obligations and capital expenditures, statements regarding the impact of process improvements and other efficiency and cost savings initiatives, statements regarding the expected impact of the timing of individual orders, sales and production activities on quarterly revenues, statements regarding our perceived competitive advantages, statements regarding the expected benefits of our credit swap arrangement, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, statements regarding the impact that principal payments under our Credit Facility will have on our liquidity, statements regarding our ability to focus on the growth and performance of our pharmaceutical-related product lines following the sale of our Aerospace Equipment segment and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the first quarter of Fiscal 2013 as compared to the first quarter of Fiscal 2012. The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2012 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2012.

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

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and their major product lines:

	Three Months Ended
	December 31,
	2012	2011

Fine Chemicals	59%	56%

Specialty Chemicals:
Perchlorates	35%	32%
Sodium Azide	2%	2%
Halotron	2%	3%

Total Specialty Chemicals	39%	37%
Other Businesses:
Real Estate	*	*
Water Treatment Equipment	2%	7%

Total Other Businesses	2%	7%

Total Revenues	100%	100%

* less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products that AFC sells are proprietary to our customers and used in existing drugs that are approved by the U.S. Food and Drug Administration (“FDA”) and commercially available. We operate in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, lead to strong customer allegiances and limited competition. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale. We have recently expanded our technology offerings to include commercial scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

We have invested significant resources in our facilities, workforce and technology base. We believe we are the U.S. leader in performing chiral separations using Simulated Moving Bed (“SMB”) technology and own and operate two large-scale SMB systems, both of which are among the largest in the world operating under cGMP. We offer a full range of SMB equipment and related services from laboratory-scale to our large systems. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and highly engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.

We have established long-term, and in some cases sole-source, contracts with customers that represent the majority of our revenues. Contracts that are not sole-source are limited-source considering the nature of our industry and the products that we manufacture. The inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier. For example, applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and re-filing with the FDA and other regulatory authorities around the world.

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

DISCONTINUED OPERATIONS.  In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

For our Fiscal 2013 first quarter, revenues decreased 6% to $36,318 as compared to $38,485 for the Fiscal 2012 first quarter. The decrease is attributable to our Other Businesses segment. See further discussion below under the heading “Business Segment Results”.

	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$21,347	$21,475	$(128)	(1%)
Specialty Chemicals	14,350	14,220	130	1%
Other Businesses	621	2,790	(2,169)	(78%)

Total Revenues	$36,318	$38,485	$(2,167)	(6%)

COST OF REVENUES AND GROSS PROFIT

	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Revenues	$36,318	$38,485	$(2,167)	(6%)
Cost of Revenues	20,906	26,255	(5,349)	(20%)

Gross Profit	15,412	12,230	3,182	26%

Gross Margin	42%	32%

In addition to the factors discussed below under the heading “Business Segment Results”, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments.

OPERATING EXPENSES

	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Operating Expenses	$10,464	$9,485	$979	10%
Percentage of Revenues	29%	25%

For our Fiscal 2013 first quarter, operating expenses were $10,464 compared to $9,485 for the Fiscal 2012 first quarter, an increase of $979. The most significant components of the increase were approximately $300 for corporate shareholder matters, approximately $300 for pension related expense and approximately $200 for increases in Fine Chemicals segment research and development activities.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT

	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Three Months Ended:
Interest and Other Income. Net	$8	$7	$1	14%
Interest Expense	1,282	2,639	(1,357)	(51%)
Loss on Debt Extinguishment	2,835	-	2,835	-

Interest expense decreased 51% in the Fiscal 2013 first quarter compared to the Fiscal 2012 first quarter, reflecting both a decrease in the average outstanding principal balance on our long term debt and a reduction in the effective interest rate that resulted from the refinancing of our long-term debt. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement of $2,835 which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,251 and other expenses of $121.

DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

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

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retained. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us. We have accounted for the Escrow Amount as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended
	December 31,
	2012	2011

Discontinued Operations:
Revenues	$-	$12,797

Income from Discontinued Operations, Net of Tax:
Operating income (loss) before tax	$14	$399
Income tax expense	5	283

Net income from discontinued operations	9	116

Adjustment to gain on sale of discontinued operations before tax	(7)	-
Income tax benefit	(2)	-

Net gain on sale of discontinued operations	(5)	-

Income from discontinued operations, net of tax	$4	$116

BUSINESS SEGMENT RESULTS

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.

FINE CHEMICALS SEGMENT

	Three Months Ended
	December 31,
	2012	2011

Revenues	$21,347	$21,475
Operating Income (Loss)	$1,277	$(1,187)
Operating Margin	6%	(6%)

Revenues.  Fine Chemicals segment revenues for the Fiscal 2013 first quarter were consistent with the Fiscal 2012 first quarter. The timing of product orders and the related production schedule resulted in offsetting variances among our primary product categories. For the Fiscal 2013 first quarter, oncology product revenues increased 126% and development product revenues increased 46%, offset by a decrease in anti-viral products revenues of 20% and a decrease in central nervous system products revenues of 47%, each as compared to the Fiscal 2012 first quarter.

Operating Income (Loss).  The Fine Chemicals segment reported operating income of $1,277 for the Fiscal 2013 first quarter compared to an operating loss of $1,187 for the Fiscal 2012 first quarter. Fine Chemicals segment gross margin improved by 14 percentage points in the Fiscal 2013 first quarter as compared to the Fiscal 2012 first quarter. Our Fine Chemicals segment has dedicated significant efforts over the last two fiscal years to improving the efficiency of its manufacturing activities. Redesigned key processes continued to yield targeted throughput ranges during the Fiscal 2013 first quarter. In contrast, during the Fiscal 2012 first quarter, the Fine Chemicals segment had not yet achieved the benefits of these process improvements which reduced gross margin levels.

Improvements in gross profit for the Fiscal 2013 first quarter were offset by increases in general and administrative expenses of approximately $500, which includes increases in research and development costs of approximately $200 and pension related expense of approximately $100.

Backlog. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $91,400 and $80,500 as of December 31, 2012 and September 30, 2012, respectively. We anticipate order backlog as of December 31, 2012 to be substantially filled within the next twelve months.

SPECIALTY CHEMICALS SEGMENT

	Three Months Ended
	December 31,
	2012	2011

Revenues	$14,350	$14,220
Operating Income	$7,917	$7,644
Operating Margin	55%	54%

Revenues. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 88% and 87% of Specialty Chemicals revenues in the Fiscal 2013 and 2012 first quarters, respectively.

Specialty Chemicals segment revenues of $14,350 for the Fiscal 2013 first quarter reflect a 1% increase as compared to the Fiscal 2012 first quarter. In addition, revenues from each of the three primary product lines were consistent when comparing the Fiscal 2013 first quarter to the Fiscal 2012 first quarter. Specific to the perchlorates product line, the consistent revenues reflect two offsetting factors. Total perchlorate volume decreased by 24%, while the related average price per pound increased by 35%. The first quarter of Fiscal 2013 included less volume for our non rocket-grade perchlorate products. This reduction in volume, which is due to inter-quarter timing, has the corresponding effect of increasing the average price per pound. Volumes and average price per pound for rocket-grade perchlorates were consistent between the Fiscal 2013 and 2012 first quarters, supported by demand from tactical missile programs in each quarter.

Operating Income. Specialty Chemicals segment operating income of $7,917 for the Fiscal 2013 first quarter reflects a 4% increase as compared to the Fiscal 2012 first quarter. Operating margin for the Fiscal 2013 first quarter improved to 55% compared to 54% for the Fiscal 2012 first quarter, primarily due to slightly improved absorption of fixed manufacturing overhead costs in the Fiscal 2013 first quarter.

Backlog. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $42,400 and $25,100 as of December 31, 2012 and September 30, 2012, respectively. We anticipate order backlog as of December 31, 2012 to be substantially filled within the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

OTHER BUSINESSES SEGMENT

	Three Months Ended
	December 31,
	2012	2011

Revenues	$621	$2,790
Operating Loss	$(160)	$(72)
Operating Margin	(26%)	(3%)

Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues. For the Fiscal 2013 first quarter, revenues decreased by $2,169 compared to the Fiscal 2012 first quarter due to the inter-quarter timing of equipment shipments and related sales. The Fiscal 2012 first quarter included two water-treatment systems, while none were included in the Fiscal 2013 first quarter. The operating loss increased in the Fiscal 2013 first quarter due to the lower volume when compared to the prior fiscal year first quarter.

CORPORATE EXPENSES

	Three Months Ended
	December 31,
	2012	2011

Corporate Expenses	$4,086	$3,626

Corporate operating expenses increased $460 in the Fiscal 2013 first quarter compared to the Fiscal 2012 first quarter primarily due to an increase in costs related to shareholder matters of approximately $300 and an increase in defined benefit plan pension expense of approximately $200.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Three Months Ended December 31,			Percentage
	2012	2011	Change	Change

Cash Provided (Used) By:
Operating activities	$(3,272)	$(11,270)	$7,998	(71%)
Investing activities	(1,961)	(1,158)	(803)	69%
Financing activities	(7,174)	(20)	(7,154)	NM
Effect of changes in exchange rates on cash	-	10	(10)	(100%)

Net change in cash for period	$(12,407)	$(12,438)	$31	(0%)

NM=Not meaningful

Operating Cash Flows. Operating activities used cash of $3,272 for the Fiscal 2013 first quarter compared to a use of cash of $11,270 for the prior fiscal year first quarter, an improvement of $7,998.

Significant components of the change in cash flow from operating activities include:

•	An increase in cash due to the improvement in cash profits provided by our operations.
•	A decrease in cash used by working capital accounts of approximately $11,000, excluding the effects of interest and income taxes.
•	An increase in cash paid for income taxes of approximately $2,300.
•	An increase in cash paid for interest expense of $2,000.
•	An increase in cash paid for costs associated with the retirement of long-term debt of $1,600.
•	An increase in cash used for environmental remediation of approximately $1,600.
•	A decrease in cash used to fund pension obligations of approximately $4,200.
•	A decrease in cash provided by discontinued operations of approximately $1,000.
•	Other increases in cash used by operating activities of approximately $200.

The change in working capital cash flow is primarily due to the timing of accounts receivable balances for our Specialty Chemicals segment. For the Fiscal 2013 first quarter, a substantial portion of the Specialty Chemicals revenues occurred early in the quarter and were also collected in the same quarter. This compares to the Fiscal 2012 first quarter when a substantial portion of Specialty Chemicals revenues occurred late in the quarter and were collected in the subsequent quarter.

Cash paid for income taxes increased because our federal operating loss carryforwards were fully utilized in Fiscal 2012. Accordingly, we expect to pay cash taxes in Fiscal 2013.

Interest expense for the Fiscal 2013 first quarter decreased due to lower outstanding debt and lower interest rates. However, the cash paid for interest in the Fiscal 2013 first quarter increased due to a change in the timing of our interest payments. During Fiscal 2012, our interest payments were due semi-annually in February and August. For Fiscal 2013, interest payments under our new Credit Facility (discussed below) are due at least quarterly. In addition, in connection with the retirement of our senior notes in October 2012, we paid all accrued interest through the redemption date. In October 2012, we also incurred cash redemption costs of approximately $1,600 comprised primarily of the call premium to redeem the senior notes. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

During our Fiscal 2013 first quarter we spent approximately $2,100 for remediation activities compared to approximately $500 in Fiscal 2012 first quarter. The increase reflects cash used for the capital elements of the Henderson, Nevada expansion project.

We make payments to fund defined benefit pension obligations at a level of at least 80% of the obligation. Our contributions were reduced in the Fiscal 2013 first quarter, as compared to the Fiscal 2012 first quarter, primarily due to improved plan asset returns in Fiscal 2012. In Fiscal 2012, we made additional contributions to our pension plans because the return on pension plan assets in the preceding year was not sufficient to maintain our target funding requirements.

Investing Cash Flows. Capital expenditures in the Fiscal 2013 first quarter were $1,961 compared to $1,099 for the prior fiscal year first quarter. The increase is due to the timing of Fine Chemicals segment maintenance-capital projects which were more heavily weighted to the first quarter in Fiscal 2013 as compared to Fiscal 2012.

Financing Cash Flows.  For our Fiscal 2013 first quarter, financing activities used cash of $7,174 compared to a use of cash of $20 for the prior fiscal year first quarter. The Fiscal 2013 first quarter amount includes a reduction in our long-term debt of $5,000 and debt issuance costs of approximately $1,400, each incurred in connection with our October 2012 refinancing activities. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2012, we had cash of $18,775 and no borrowing outstanding against our revolving credit facility. Our primary source of working capital is cash flows from operations and our revolving credit facility.

In October 2012, we called and terminated our senior notes with an aggregate principal amount of $65,000 and replaced the notes with a credit facility that includes a $60,000 term loan and a $25,000 revolving credit line. Funds used to call the notes of $68,315, were provided by the net proceeds from the term loan and available cash balances. The revolving credit line provides a committed revolving credit line, up to a maximum of $25,000. For further discussion, see below under the heading “Long-Term Debt and Credit Facilities”. The term loan requires quarterly principal and interest payments, which differs from the senior notes which had no principal amortization requirements. We do not anticipate that the principal payment requirements under the new facility will have a significant impact on our liquidity because we expect that the cash requirements for principal payments will be substantially offset by lower interest expense.

We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and accordingly, do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

In contemplating the adequacy of our liquidity and available capital, we consider factors such as:

•	current results of operations, cash flows and backlog;
•	anticipated changes in operating trends, including anticipated changes in revenues and margins;
•	cash requirements related to our debt agreements and pension plans; and
•	cash requirements related to our remediation activities.

We do not currently anticipate that the factors noted above will have material effects on our ability to meet our future liquidity requirements. We continue to believe that our cash flows from operations, existing cash balances and existing or future debt arrangements will be adequate for the foreseeable future to satisfy the needs of our operations on both a short-term and long-term basis.

LONG-TERM DEBT AND CREDIT FACILITIES

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”). The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement of $2,835, which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,251 and other expenses of $121.

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, and certain domestic subsidiaries of the Company, as guarantors, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which was February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On October 26, 2012, we terminated the ABL Credit Facility.

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

For any loans under the Credit Facility, we elect between two options to determine the annual interest rates applicable to such loans: Base Rate Loans and Eurodollar Loans. These elections can be renewed or changed from time to time during the term of the Credit Facility. The interest rate for an election period is determined as the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Credit Facility), and in each case, plus an applicable margin, which shall range from 0.75% to 1.50% for Base Rate Loans or from 1.75% to 2.50% for Eurodollar Loans, subject to adjustment based on the leverage ratio. Interest payments are due at least quarterly and may be more frequent under certain Eurodollar Loan elections. The Term Loan includes quarterly principal amortization payments which commenced on December 31, 2012. Scheduled Amortization of the Term Loan is $4,500, $6,000, $6,000, $6,000 and $7,500 for each of the five years in the period ending September 30, 2017, respectively. The remaining balance of the Term Loan of $30,000 is due upon maturity.

The Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants which, among other things, restrict our ability to:

•	pay dividends, repurchase our stock, or make other restricted payments;
•	make certain investments or acquisitions;
•	incur additional indebtedness;
•	create or permit to exist certain liens;
•	enter into certain transactions with affiliates;
•	consummate a merger, consolidation or sale of assets;
•	change our business; and
•	wind up, liquidate, or dissolve our affairs.

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

Debt Service Coverage Ratio.  The Debt Service Coverage Ratio must be at least 2.00 to 1.00, with increases to 2.25 to 1.00 for the period commencing September 30, 2014 to September 29, 2015, and to 2.50 to 1.00 for the period commencing September 30, 2015 and thereafter. The Credit Facility defines the Debt Service Coverage Ratio as the ratio of Consolidated EBITDA minus Consolidated Capital Expenditures to Scheduled Repayments plus Consolidated Adjusted Interest Expense, each as defined in the Credit Facility.

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan.

The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of December 31, 2012, our Leverage Ratio was 1.34 to 1.00 and our Debt Service Coverage Ratio was 5.63 to 1.00.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Interest Rate Swap Agreement. On January 24, 2013, we entered into a floating-to-fixed interest rate swap with an initial notional amount of $58,875 (such notional amount reducing over the life of the arrangement), terminating October 26, 2017, which will effectively convert our floating-rate debt to a fixed rate. Under the terms of the swap, we will pay a fixed rate of approximately 0.775% and we will receive a floating-rate payment tied to the one-month LIBOR.

PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our employees: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans”. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of our 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age, and length of service, among other factors.

Benefit obligations are measured annually as of September 30. As of September 30, 2012, the Pension Plans had an unfunded benefit obligation of $44,740. For Fiscal 2012, we made contributions to the Pension Plans in the amount of $9,320. We anticipate making Pension Plan contributions in the amount of approximately $6,704 during Fiscal 2013. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2012 would increase our minimum funding obligations for Fiscal 2013 by approximately $295.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), that includes three active and two former executive officers. The SERP is an unfunded plan and as of September 30, 2012 the SERP obligation was $11,087. For Fiscal 2012, we paid SERP retirement benefits of $527. We anticipate contributing the amount of approximately $528 to the SERP during Fiscal 2013 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.

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

ENVIRONMENTAL REMEDIATION – AMPAC HENDERSON SITE.  During the fiscal years ended September 30, 2005 and September 30, 2006, we recorded aggregate charges of $26,000 representing our estimates at the time of the probable costs of our remediation efforts at our former perchlorate chemicals manufacturing facility in Henderson, Nevada (the “AMPAC Henderson Site”), including the costs for capital equipment and on-going operating and maintenance (“O&M”).

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this slower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of fifty years. As a result of this additional data, related model interpretations and consultations with the Nevada Division of Environmental Protection (“NDEP”), we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion includes installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the expansion project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rate of 450 gallons per minute for the new groundwater extraction wells (750 gallons per minute in the aggregate with existing wells), the life of the project could range from 5 to 18 years from the date that the Expansion Project was placed in service. Further, the data indicates that within that range, 7 to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs through 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that leads to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

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

As of December 31, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $10,900 to approximately $34,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2012, the accrued amount was $14,666, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

Letters of Credit. As of December 31, 2012, we had $385 in outstanding standby letters of credit which mature through April 2016. These letters of credit principally secure performance of certain water treatment equipment sold by us. The letters of credit are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $18,217 and $19,346 as of December 31, 2012 and September 30, 2012, respectively.

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

If we determine that an Asset Group is not recoverable, then we would record an impairment charge if the carrying value of the Asset Group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the Asset Group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review. Some of the factors that management would consider or estimate include: industry and market conditions, sales volume and prices, costs to produce and inflation. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews, but cannot predict the occurrence of future events and circumstances that could result in impairment charges.

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which amends Topic 220, Comprehensive Income. The amendment allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard was effective for us beginning on October 1, 2012. This standard changes presentation requirements, and accordingly, the adoption of this standard did not have an impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS (Dollars in Thousands)

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for Fiscal 2012. The following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations and stock price. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced.

We depend on a limited number of customers for most of our sales and the loss of one or more of these customers could have a material adverse effect on our financial position, results of operations and cash flows.

Most of the perchlorate chemicals we produce, which accounted for 88% of our revenues in the Specialty Chemicals segment for Fiscal 2012 and approximately 33% of our consolidated revenues for Fiscal 2012, are purchased by two customers. Should our relationship with one or more of our major Specialty Chemicals customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if one or more of our major Specialty Chemicals customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

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

Because we operate in highly regulated industries, we may be affected significantly by legislative and other regulatory actions and developments concerning or impacting various aspects of our operations and products or our customers. To meet changing licensing and regulatory standards, we may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. For example, in our Fine Chemicals segment, any regulatory changes could impose, on AFC or its customers, changes to manufacturing methods or facilities, pharmaceutical importation, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping, testing, price or purchase controls or limitations, and expanded documentation of the properties of certain products and scientific substantiation. AFC’s failure to comply with governmental regulations, in particular those of the FDA and DEA, can result in fines, unanticipated compliance expenditures, recall or seizure of products, delays in, or total or partial suspension or withdrawal of, approval of production or distribution, suspension of the FDA’s review of relevant product applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if regulations or the standards by which they are enforced change and/or compliance is deficient in any significant way, such as a failure to materially comply with the FDA’s current Good Manufacturing Practices or “cGMP” guidelines, or if a regulatory authority asserts publically or otherwise such a deficiency or takes action against us whether or not the underlying asserted deficiency is ultimately found to be sustainable, it could have a material adverse effect on us. In our Specialty Chemicals and Fine Chemicals segments, changes in environmental regulations could result in requirements to add or modify emissions control, water treatment, or waste handling equipment, processes or arrangements, which could impose significant additional costs for equipment at and operation of our facilities.

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

A significant portion of our business is based on contracts with contractors or subcontractors to the U.S. government and these contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

Sales to U.S. government prime contractors and subcontractors represent a significant portion of our business. We also make sales to the U.S. government from time to time. In Fiscal 2012, our Specialty Chemicals segment generated approximately 30% of consolidated revenues, primarily sales of rocket-grade AP, from sales to U.S. government prime contractors and subcontractors. Funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated or curtailed. For example, one significant use of rocket-grade AP historically has been in NASA’s Space Shuttle program. Consequently, with the recent retirement of the Space Shuttle fleet, the long-term demand for rocket-grade AP may be uncertain. While rocket-grade AP volume increased in Fiscal 2012, supported by the return in Fiscal 2012 of quantities for development motors for the NASA’s Heavy Launch Vehicle (“HLV”) which is part of the new Space Launch System, the HLV is still in the development phase and NASA could shift away from the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs in the future. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

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

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada, or the “AMPAC Henderson Site,” until May 1988. In 1997, the Southern Nevada Water Authority, or SNWA, detected trace amounts of the perchlorate anion in Lake Mead and the Las Vegas Wash. Lake Mead is a source of drinking water for Southern Nevada and areas of Southern California. The Las Vegas Wash flows into Lake Mead from the Las Vegas valley. In response to this discovery by SNWA, and at the request of the Nevada Division of Environmental Protection, or NDEP, we engaged in an investigation of groundwater near the AMPAC Henderson Site and down gradient toward the Las Vegas Wash. At the direction of NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The permanent plant began operation in December 2006. Late in Fiscal 2009, we gained additional information from groundwater modeling that indicates groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) is moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion includes the installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”).

Henderson Site Environmental Remediation Reserve. During Fiscal 2005 and Fiscal 2006, we recorded aggregate charges of $26,000 representing our estimates at the time of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”). Following the receipt of new data regarding groundwater movement late in Fiscal 2009, we added the Expansion Project to the planned scope of our remediation operations. As a result, we increased our accruals by approximately $13,700.

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue into Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the expansion project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

As of December 31, 2012, the aggregate range of anticipated environmental remediation costs was from approximately $10,900 to approximately $34,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2012, the accrued amount was $14,666, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we have proceeded with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of December 31, 2012, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $14,666. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could result in us having additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

Key raw materials used in our operations include sodium chlorate, graphite, ammonia, sodium metal, nitrous oxide, HCFC-123, and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies and components needed in our manufacturing processes are available. In addition, as a supplier to U.S. government contractors or subcontractors, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous government and/or customer specifications. If a supplier provides us raw materials or other supplies or components that are deficient or defective or if a supplier fails to provide us such materials, supplies or components in a timely manner or at all, we may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping or in fact drop low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries and/or delivery timelines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than we have with our regular suppliers. We are further impacted by the cost of raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has a significant impact on the cost of operating our Specialty Chemicals segment facility.

AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer either provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products or requires AFC to use a particular or limited number of suppliers for a raw material. Failure to receive raw materials in a timely manner, whether from a third party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. A delay in the arrival of a shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers. Certain key raw materials are obtained from sources from outside the U.S., including the People’s Republic of China. Factors that can cause delays in the arrival of raw materials include weather or other natural events, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. In addition, the availability of certain chemicals is subject to DEA quotas.

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

The pharmaceutical fine chemicals industry is a capital-intensive industry. Consequently, AFC’s capital expenditures consume cash from our Fine Chemicals segment and our other operations and may also consume cash from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, and such financing may be costly or even unavailable given on-going conditions of the credit markets in the U.S. Changes in the availability, terms and costs of capital or a reduction in credit rating or outlook could cause our cost of doing business to increase and place us at a competitive disadvantage. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.

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

Our business strategy may include growth through future possible acquisitions, in particular in connection with our Fine Chemicals segment. Our future growth is likely to depend, in significant part, on our ability to successfully implement this acquisition strategy. However, our ability to consummate and integrate effectively, any future acquisitions on terms that are favorable to us may be limited by the number of attractive and suitable acquisition targets, internal demands on our resources and our ability to obtain or otherwise facilitate cost-effective financing, especially during difficult and unsettled economic times in the credit market. Any future acquisitions would currently challenge our existing resources. To the extent that we were to effect a new acquisition, if we did not properly meet the increasing expenses and demands on our resources resulting from such future growth, our results could be adversely affected. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management’s attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.

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

As of December 31, 2012, we had outstanding debt of approximately $58,875, for which we are required to make principal and interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

We are obligated to comply with various ongoing covenants in our debt, including in certain cases financial covenants, that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt. Our outstanding debt generally contains various affirmative, negative and financial covenants. These covenants include provisions restricting our and our current and future domestic subsidiaries’ ability to, among other things:

•	pay dividends, repurchase our stock, or make other restricted payments;
•	make certain investments or acquisitions;
•	incur additional indebtedness;
•	create or permit to exist certain liens;
•	enter into certain transactions with affiliates;
•	consummate a merger, consolidation or sale of assets;
•	change our business; and
•	wind up, liquidate, or dissolve our affairs.

Any of the covenants described above may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which would negatively impact our liquidity. In light of our continued working capital requirements and challenging market conditions, there is a risk that we may be unable to continue to comply with one or more of our debt covenants in the future. Such noncompliance could require us to re-negotiate new terms with our lenders which, in all likelihood, would lead to the incurrence of transaction costs and potentially other less favorable terms and conditions being placed upon us, thereby further negatively impacting our liquidity and results of operations.

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

We are exposed to counterparty risk through our interest rate swap and a counterparty default could adversely affect our financial condition.

We have entered into an interest rate swap with HSBC Bank USA, N.A. (“HSBC”), which subjects us to counterparty risk. The ability of HSBC to perform its obligations under the contract will depend upon a number of factors that are beyond our control and may include, among other things, general economic conditions and the overall financial condition of HSBC. Should HSBC fail to honor its obligations under its agreement with us, we could sustain significant losses which could have an adverse effect on our financial condition, results of operations and cash flows.

Our common stock price may fluctuate substantially, and a stockholder’s investment could decline in value.

The market price of our common stock has been highly volatile during the past several years. For example, during Fiscal 2012, the highest closing sale price for our common stock was $13.47 and the lowest closing sale price for our common stock was $6.85. The realization of any of the risks described in these Risk Factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Moreover, the market price of our common stock may fluctuate substantially due to many factors, including:

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

AMERICAN PACIFIC CORPORATION

Date: February 8, 2013	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2013	/s/ DANA M. KELLEY
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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

*  Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.