Form 10-Q
period 2013-03-31
AMERICAN PACIFIC CORP
filed 2013-05-10
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2013 was 7,866,573.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

– i –

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$50,044	$39,918	$86,362	$78,403
Cost of Revenues	34,150	26,300	55,056	52,555

Gross Profit	15,894	13,618	31,306	25,848
Operating Expenses	11,049	8,823	21,513	18,308
Other Operating Gains	-	-	-	14

Operating Income	4,845	4,795	9,793	7,554
Interest Income and Other (Expense), Net	4	7	12	14
Interest Expense	554	2,591	1,836	5,230
Loss on Debt Extinguishment	-	-	2,835	-

Income from Continuing
Operations before Income Tax	4,295	2,211	5,134	2,338
Income Tax Expense	1,534	974	1,222	1,066

Income from Continuing Operations	2,761	1,237	3,912	1,272
Loss from Discontinued Operations, Net of Tax	(29)	(182)	(25)	(66)

Net Income	$2,732	$1,055	$3,887	$1,206

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.36	$0.16	$0.51	$0.17
Loss from Discontinued
Operations, Net of Tax	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Net Income	$0.35	$0.14	$0.50	$0.16

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.34	$0.16	$0.49	$0.17
Loss from Discontinued
Operations, Net of Tax	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Net Income	$0.34	$0.14	$0.49	$0.16

Weighted-Average Shares Outstanding:
Basic	7,732,000	7,548,000	7,700,000	7,544,000
Diluted	8,039,000	7,634,000	7,961,000	7,626,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net Income	$2,732	$1,055	$3,887	$1,206

Other Comprehensive Income (Loss):
Cash Flow Hedge:
Change in fair value arising during period
(net of income tax of $136, $0, $136, and $0)	(204)	-	(204)	-
Less reclassifications to net income
(net of income tax of $22, $0, $22, and $0)	34	-	34	-

	(170)	-	(170)	-

Defined Benefit Pension Plans:
Actuarial gains (losses) arising during period	-	-	-	-
Less amortization of losses to net income
(net of income tax of $442, $288, $886, and $576)	664	432	1,328	864

	664	432	1,328	864

Foreign currency translation adjustments	-	134	-	(57)

Total Other Comprehensive Income	494	566	1,158	807

Comprehensive Income	$3,226	$1,621	$5,045	$2,013

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	March 31,	September 30,
	2013	2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$26,694	$31,182
Accounts Receivable, Net	30,124	24,211
Inventories	57,635	44,157
Prepaid Expenses and Other Assets	1,389	1,477
Income Taxes Receivable	1,954	2
Deferred Income Taxes	13,150	13,028

Total Current Assets	130,946	114,057
Property, Plant and Equipment, Net	103,143	103,316
Deferred Income Taxes	19,001	20,796
Other Assets	8,531	8,295

TOTAL ASSETS	$261,621	$246,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,343	$12,006
Accrued Liabilities	6,688	6,359
Accrued Interest	21	988
Employee Related Liabilities	9,083	10,568
Income Taxes Payable	-	2,098
Deferred Revenues and Customer Deposits	34,667	7,293
Current Portion of Environmental Remediation Reserves	3,191	5,114
Current Portion of Long-Term Debt	5,261	16

Total Current Liabilities	69,254	44,442
Long-Term Debt	52,500	65,004
Environmental Remediation Reserves	10,656	11,640
Pension Obligations	53,531	55,300
Other Long-Term Liabilities	506	1,745

Total Liabilities	186,447	178,131

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized,
7,861,573 and 7,710,783 issued and outstanding	786	771
Capital in Excess of Par Value	76,577	74,796
Retained Earnings	28,690	24,803
Accumulated Other Comprehensive Loss	(30,879)	(32,037)

Total Stockholders’ Equity	75,174	68,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,621	$246,464

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Six Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$3,887	$1,206
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization	6,414	7,404
Non-cash interest expense	150	380
Non-cash component of loss on debt extinguishment	1,252	-
Share-based compensation	369	320
Excess tax benefit from stock-based compensation	(432)	-
Deferred income taxes	1,333	1,172
Loss on sale of assets	1	23
Changes in operating assets and liabilities:
Accounts receivable, net	(6,045)	(12,379)
Inventories	(13,137)	(9,637)
Prepaid expenses and other current assets	88	(580)
Accounts payable	(2,321)	(3,251)
Income taxes	(4,050)	(55)
Accrued liabilities	25	(2,308)
Accrued interest	(967)	1
Employee related liabilities	(1,156)	(819)
Deferred revenues and customer deposits	27,374	19,426
Environmental remediation reserves	(2,907)	(2,864)
Pension obligations, net	445	(3,881)
Other	(1,770)	(170)
Discontinued operations, net	28	(769)

Net Cash Provided (Used) by Operating Activities	8,581	(6,781)

Cash Flows from Investing Activities:
Capital expenditures	(5,851)	(2,381)
Other investing activities	-	120
Discontinued operations, net	-	(423)

Net Cash Used by Investing Activities	(5,851)	(2,684)

Cash Flows from Financing Activities:
Issuances of long-term debt	60,000	-
Payments of long-term debt	(67,259)	(9)
Debt issuance costs	(1,386)	-
Issuances of common stock	995	-
Excess tax benefit from stock-based compensation	432	-
Discontinued operations, net	-	(28)

Net Cash Used by Financing Activities	(7,218)	(37)

Effect of Changes in Currency Exchange Rates on Cash	-	15

Net Change in Cash and Cash Equivalents	(4,488)	(9,487)
Cash and Cash Equivalents, Beginning of Period	31,182	30,703

Cash and Cash Equivalents, End of Period	$26,694	$21,216

Cash Paid (Received) For:
Interest	$2,653	$4,851
Income taxes	5,463	176
Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	1,102	320

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012. The operating results for the three-month and six-month periods ended March 31, 2013 and cash flows for the six-month period ended March 31, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Fair Value Disclosures. The current authoritative guidance on fair value clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. As of March 31, 2013, our floating-rate term loan had a carrying value of $57,750 and an estimated fair value of $56,851 (level 3 in the fair value hierarchy). Our interest rate swap agreement is recorded at fair value which was a liability of $284 as of March 31, 2013 (level 2 in the fair value hierarchy). The estimated fair values of our floating-rate term loan and interest rate swap agreement are based on a valuation technique that takes into consideration expected cash flows, the then-current interest rates and then-current creditworthiness of the Company or the counterparty, as applicable. Refer to Notes 6 and 7 for additional information regarding our term loan and interest rate swap agreement.

Depreciation and Amortization Expense. Depreciation and amortization expense, associated with our continuing operations, is classified as follows in our statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Depreciation classified as:
Cost of revenues	$3,015	$3,303	$6,237	$6,575
Operating expenses	89	101	177	202

Total continuing operations	3,104	3,404	6,414	6,777
Depreciation and amortization classified as discontinued operations	-	318	-	627

Total	$3,104	$3,722	$6,414	$7,404

Bill and Hold Transactions. Some of our fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $16,048 and $19,346 as of March 31, 2013 and September 30, 2012, respectively.

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

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company has adopted the standard on a prospective basis. The updated standard affects the Company’s disclosures but has no impact on its results of operations, financial condition or liquidity.

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

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of March 31, 2013, there were 239,899 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2.	SHARE-BASED COMPENSATION (Continued)

Stock Options and Restricted Stock. A summary of our outstanding and non-vested stock option and restricted stock activity for the six months ended March 31, 2013 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2012	612,071	$8.47	138,835	$3.55	64,497	$7.52
Granted	47,470	11.93	47,470	5.41	36,060	11.93
Vested	-	-	(77,184)	3.61	(29,505)	7.42
Exercised	(114,730)	8.67	-	-	-	-
Expired / Cancelled	(14,416)	8.48	(1,416)	4.50	-	-

Balance, March 31, 2013	530,395	8.74	107,705	4.31	71,052	9.80

A summary of our exercisable stock options as of March 31, 2013 is as follows:

Number of vested stock options	422,690
Weighted-average exercise price per share	$8.55
Aggregate intrinsic value	$6,156
Weighted-average remaining contractual term in years	4.9

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

	Six Months Ended
	March 31,
	2013	2012

Weighted-average grant date fair value per share of options granted	$5.41	$3.46
Significant fair value assumptions:
Expected term in years	5.70	5.70
Expected volatility	49%	49%
Expected dividends	0%	0%
Risk-free interest rates	0.64%	0.85%
Total intrinsic value of options exercised	$1,495	$-
Aggregate cash received for option exercises	$995	$-
Compensation cost (included in operating expenses)
Stock options	$139	$176
Restricted stock	230	144

Total	369	320
Tax benefit recognized	93	63

Net compensation cost	$276	$257

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$234	$230
Restricted stock	$367	$271
Weighted-average years to be recognized
Stock options	1.7	1.6
Restricted stock	1.7	1.8

2.	SHARE-BASED COMPENSATION (Continued)

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

A summary of our RSU activity for the six months ended March 31, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit

Outstanding, September 30, 2012	-	$-
Grants	77,231	11.93
Forfeitures	-	-
Vested	-	-

Outstanding, March 31, 2013	77,231	$11.93

A summary of estimated compensation expense for RSU awards is as follows:

	Six Months Ended
	March 31,
	2013	2012

Compensation cost (included in operating expenses)	$298	$-
Tax benefit recognized	119	-

Net compensation cost	$179	$-

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$1,486	$-
Weighted-average years to be recognized	1.5	-

3.	INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2013	2012

Finished goods	$8,963	$2,075
Work-in-process	36,463	28,851
Raw materials and supplies	10,005	12,340
Deferred cost of revenues	4,941	891
Under(over) applied manufacturing overhead costs	(2,737)	-

Total	$57,635	$44,157

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

4.	EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Income from continuing operations	$2,761	$1,237	$3,912	$1,272

Basic weighted-average shares	7,732,000	7,548,000	7,700,000	7,544,000

Diluted:
Weighted-average shares, basic	7,732,000	7,548,000	7,700,000	7,544,000
Dilutive effect of stock options	271,000	60,000	228,000	62,000
Dilutive effect of restricted stock	36,000	26,000	33,000	20,000

Weighted-average shares, diluted	8,039,000	7,634,000	7,961,000	7,626,000

Basic earnings per share from continuing operations	$0.36	$0.16	$0.51	$0.17
Diluted earnings per share from continuing operations	$0.34	$0.16	$0.49	$0.17

As of March 31, 2013, we had an aggregate of 55,218 antidilutive options and unvested restricted shares outstanding. As of March 31, 2012, we had an aggregate of 425,064 antidilutive options and unvested restricted shares outstanding.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in accumulated other comprehensive income (loss) by component, net of income tax:

	Gains (Losses) on Defined Benefit Plan Items	Gains (Losses) on Effective Cash Flow Hedge	Total

Balance, September 30, 2012	$(32,037)	$-	$(32,037)
Other comprehensive income (loss) before reclassifications	-	(204)	(204)
Amounts reclassified from accumulated other comprehensive income (loss)	1,328	34	1,362

Net current period other comprehensive income (loss)	1,328	(170)	1,158

Balance, March 31, 2013	$(30,709)	$(170)	$(30,879)

The following table provides details about reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the six months ended March 31, 2013:

AOCI Component	Amount Reclassified from AOCI (a)		Statement of Operations Line Item

	Three Months	Six Months
	Ended March 31, 2013

Gains and losses on cash flow hedges -	$(56)	$(56)	Interest expense
interest rate swap agreement	22	22	Income tax expense

	$(34)	$(34)	Net of tax

Amortization of defined benefit plan items	$(538)	$(1,076)	Cost of revenues
	(568)	(1,138)	Operating expenses

	(1,106)	(2,214)	Total before tax
	442	886	Income tax expense

	$(664)	$(1,328)	Net of tax

(a)	amounts in parenthesis represent a decrease to income

6.	DEBT

Our outstanding debt balances consist of the following:

	March 31,	September 30,
	2013	2012

Term Loan, variable-rate interest, due through 2017	$57,750	$-
Senior Notes, 9%, due 2015	-	65,000
Capital Leases, due through 2014	11	20

Total Debt	57,761	65,020
Less Current Portion	(5,261)	(16)

Total Long-term Debt	$52,500	$65,004

Senior Notes. In February 2007, we issued and sold 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”) with an initial aggregate principal amount of $110,000. The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement, during the six-months ended March 31, 2013, of $2,835 which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,252 and other expenses of $120.

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, with certain domestic subsidiaries of the Company as guarantors, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which was February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On October 26, 2012, we terminated the ABL Credit Facility.

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

Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credits. As of March 31, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $2,707 and availability for revolving loans of $22,293.

6.	DEBT (Continued)

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

6.	DEBT (Continued)

payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of March 31, 2013, our Leverage Ratio was 1.33 to 1.00 and our Debt Service Coverage Ratio was 4.99 to 1.00.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Debt Issue Costs. In connection with the issuance of the Credit Facility, we incurred debt issuance costs of approximately $1,386, which are capitalized and classified as other assets on our consolidated balance sheets. These costs are being amortized, using the effective interest rate method, as additional interest expense over the term of the Credit Facility.

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of March 31, 2013, we had $2,707 in outstanding letters of credit, maturing through January 2014, which were issued under our Revolving Facility. In addition, as of March 31, 2013, we had $315 in outstanding standby letters of credit which mature through April 2016. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

7.	DERIVATIVE INSTRUMENT

Interest Rate Swap Agreement. On January 24, 2013, we entered into a floating-to-fixed interest rate swap with an initial notional amount of $58,875 (such notional amount reducing over the life of the arrangement), terminating October 26, 2017, which will effectively convert our floating-rate debt to a fixed rate (the “Swap Agreement”). Under the terms of the Swap Agreement, we will pay a fixed rate of approximately 0.775%, we will receive a floating-rate payment tied to the one-month LIBOR, and there will be no exchange of notional amounts. Our objective in using an interest rate derivative is to add stability to interest expense and to manage our exposure to interest rate movements.

We designated the Swap Agreement as a cash flow hedge in accordance with the accounting guidance in ASC Topic 815. As of March 31, 2013, the fair value of the Swap Agreement was a liability of $284. The effective portion of the change in the fair value of a derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings. For the six-months ended March 31, 2013, we had no hedge ineffectiveness.

The following table provides quantitative disclosures about the Swap Agreement before income tax effects:

	March 31,	September 30,
	2013	2012

Balance sheet location of fair value:
Other assets	$20	$-
Accrued liabilities	$304	$-

7.	DERIVATIVE INSTRUMENT (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$(340)	$-	$(340)	$-
Amount reclassified from accumulated other comprehensive income to interest expense (effective portion)	$56	$-	$56	$-

8.	SEGMENT INFORMATION

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC also complies with Drug Enforcement Administration requirements related to the manufacture and sale of certain controlled substances. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, performing energetic chemistries at commercial scale, and manufacturing Schedule II controlled substances.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Fine chemicals customer	32%	33%	34%	32%
Fine chemicals customer	15%		11%
Specialty chemicals customer		27%		16%
Specialty chemicals customer		11%	16%	18%

The following provides financial information about our segment operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues:
Fine Chemicals	$37,267	$20,594	$58,614	$42,069
Specialty Chemicals	11,934	18,961	26,284	33,181
Other Businesses	843	363	1,464	3,153

Total Revenues	$50,044	$39,918	$86,362	$78,403

Segment Operating Income (Loss):
Fine Chemicals	$3,750	$(978)	$5,027	$(2,165)
Specialty Chemicals	5,218	9,297	13,135	16,941
Other Businesses	(233)	(357)	(393)	(429)

Total Segment Operating Income (Loss)	8,735	7,962	17,769	14,347
Corporate Expenses	(3,890)	(3,167)	(7,976)	(6,793)

Operating Income	$4,845	$4,795	$9,793	$7,554

Depreciation and Amortization:
Fine Chemicals	$2,894	$2,928	$5,909	$5,968
Specialty Chemicals	123	377	330	612
Other Businesses	5	5	10	9
Corporate	82	94	165	188

Total Depreciation and Amortization	$3,104	$3,404	$6,414	$6,777

9.	INCOME TAXES

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

As of March 31, 2013 and September 30, 2012, our recorded liability for unrecognized tax benefits was $204 and $1,274, of which $201 and $405 would affect our effective tax rate if recognized. In December 2012, the internal revenue service completed its examination of our federal income tax returns for Fiscal years 2008, 2009, and 2010 and the related net operating loss carryback claims to Fiscal years 2002, 2003, 2005, 2006, 2007 and 2008 with no significant adjustments. Upon completion of this audit, we released $1,070 of unrecognized tax benefits.

9.	INCOME TAXES (Continued)

We have no additional significant statutes of limitations that are anticipated to expire in Fiscal 2013. Accordingly, it is reasonably possible that none of the gross liability for unrecognized tax benefits will be reversed during Fiscal 2013.

Unrecognized Tax Benefits - September 30, 2012	$1,274
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1,070)
Lapse of statute of limitations	-

Unrecognized Tax Benefits - March 31, 2013	$204

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2013 and September 30, 2012, we had accrued $7 and $679, respectively, for the payment of tax-related interest and penalties. For the six months ended March 31, 2013 and 2012, income tax expense (benefit) includes a benefit of $672 and an expense of $28, respectively, for interest and penalties.

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

Net periodic pension cost consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Pension Plans:
Service Cost	$830	$720	$1,660	$1,440
Interest Cost	984	962	1,967	1,925
Expected Return on Plan Assets	(1,100)	(770)	(2,200)	(1,540)
Recognized Actuarial Losses	892	598	1,785	1,195
Amortization of Prior Service Costs	15	17	31	35

Net Periodic Pension Cost	$1,621	$1,527	$3,243	$3,055

Supplemental Executive Retirement Plan:
Service Cost	$204	$110	$408	$220
Interest Cost	105	92	211	185
Recognized Actuarial Losses	94	-	188	-
Amortization of Prior Service Costs	105	105	210	210

Net Periodic Pension Cost	$508	$307	$1,017	$615

10.	DEFINED BENEFIT PLANS (Continued)

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

Contributions and Benefit Payments. For the six months ended March 31, 2013, we contributed $3,552 to the Pension Plans to fund benefit payments and anticipate making approximately $3,152 in additional contributions through September 30, 2013. For the six months ended March 31, 2013, we contributed $264 to the SERP to fund benefit payments and anticipate making approximately $263 in additional contributions through September 30, 2013.

11.	COMMITMENTS AND CONTINGENCIES

Environmental Matters.

Regulatory Review of Perchlorates.  Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report has not yet been made public. We continue to monitor activities and currently expect, based on EPA statements, that the earliest a final regulation is expected to be published is December 2014. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

Perchlorate Remediation Project in Henderson, Nevada.  We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Legacy production at the AMPAC Henderson Site resulted in perchlorate presence in the groundwater near the vicinity of the former facility.

At the direction of the Nevada Division of Environmental Protection (“NDEP”) and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In 2002, we conducted a pilot test and in Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

From time to time, we have held discussions with NDEP to formalize our remediation efforts in an agreement that, if executed, would provide more detailed regulatory guidance on environmental characterization and remedies at the AMPAC Henderson Site and vicinity. Typically, such

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue in Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

As of March 31, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $10,000 to approximately $33,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of March 31, 2013, the accrued amount was $13,847, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the six months ended March 31, 2013 is shown below:

Balance, September 30, 2012	$16,754
Expenditures	(2,907)

Balance, March 31, 2013	$13,847

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

12.	DISCONTINUED OPERATIONS (Continued)

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Discontinued Operations:
Revenues	$-	$15,042	$-	$27,839

Income (loss) from Discontinued Operations, Net of Tax:
Operating income (loss) before tax	$(78)	$(98)	$(64)	$301
Income tax expense (benefit)	(28)	84	(23)	367

Net loss from discontinued operations	(50)	(182)	(41)	(66)

Adjustment to gain on sale of discontinued operations before tax	32	-	25	-
Income tax expense (benefit)	11	-	9	-

Net adjustment to gain on sale of discontinued operations	21	-	16	-

Loss from discontinued operations, net of tax	$(29)	$(182)	$(25)	$(66)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the impact that change in revenue mix among our segments will have on comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for Fiscal 2013, statements regarding our expectations for product revenues, sales volumes, interest expense, tax obligations and capital expenditures, statements regarding the impact of process improvements and other efficiency and cost savings initiatives, statements regarding the expected impact of the timing of individual orders, sales and production activities on quarterly revenues, statements regarding our perceived competitive advantages, statements regarding the expected benefits of our credit swap arrangement, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, statements regarding the impact that principal payments under our Credit Facility will have on our liquidity, statements regarding our ability to focus on the growth and performance of our pharmaceutical-related product lines following the sale of our Aerospace Equipment segment, statements regarding the effects of regulatory proposals, statements regarding a potential formal agreement with NDEP regarding our remediation efforts at the AMPAC Henderson Site and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the second quarter and six-month period of Fiscal 2013 as compared to the second fiscal quarter and six-month period of Fiscal 2012. The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2012 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2012.

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

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and their major product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Fine Chemicals	74%	51%	68%	54%

Specialty Chemicals:
Perchlorates	18%	41%	25%	37%
Sodium Azide	3%	3%	3%	2%
Halotron	3%	4%	2%	3%

Total Specialty Chemicals	24%	48%	30%	42%
Other Businesses:
Real Estate	*	*	*	*
Water Treatment Equipment	2%	1%	2%	4%

Total Other Businesses	2%	1%	2%	4%

Total Revenues	100%	100%	100%	100%

* less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are generally used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products that AFC sells are proprietary to our customers and used in existing drugs that are approved by the U.S. Food and Drug Administration (“FDA”) and commercially available. We operate in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, lead to strong customer relationships and limited competition. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale. We have recently expanded our technology offerings to include commercial scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

We have invested significant resources in our facilities, workforce and technology base. We believe we are the U.S. leader in performing chiral separations using Simulated Moving Bed (“SMB”) chromatography and own and operate two large-scale SMB systems, both of which are among the largest in the world operating under cGMP. We offer a full range of SMB equipment and related services from laboratory-scale to our large systems. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and highly engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a commercial-scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs.

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

Alliant Techsystems Inc. or “ATK” is a significant AP customer. We sell rocket-grade AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for rocket-grade AP and that requires ATK to purchase its rocket-grade AP requirements from us, subject to certain terms and conditions. The contract provides fixed pricing in the form of a price volume matrix for annual rocket-grade AP volumes ranging from 3 million to 20 million pounds through Fiscal 2013. In May 2013, we extended our contract with ATK through Fiscal 2016 and established a similar price volume matrix that provides fixed pricing for annual rocket-grade AP volumes ranging from 2.5 million to 7.5 million pounds. Pricing varies inversely to volume and includes annual escalations.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

For our Fiscal 2013 second quarter, revenues increased 25% to $50,044 compared to $39,918 for the Fiscal 2012 second quarter. For the six months ended March 31, 2013, revenues increased 10% to $86,362 compared to $78,403 for the prior year six-month period. The increases are supported by growth from our Fine Chemicals segment, offset partially by the inter-quarter timing of Specialty Chemicals segment revenues. See further discussion below under the heading “Business Segment Results”.

	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$37,267	$20,594	$16,673	81%
Specialty Chemicals	11,934	18,961	(7,027)	(37%)
Other Businesses	843	363	480	132%

Total Revenues	$50,044	$39,918	$10,126	25%

Six Months Ended:
Fine Chemicals	$58,614	$42,069	$16,545	39%
Specialty Chemicals	26,284	33,181	(6,897)	(21%)
Other Businesses	1,464	3,153	(1,689)	(54%)

Total Revenues	$86,362	$78,403	$7,959	10%

COST OF REVENUES AND GROSS PROFIT

	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Revenues	$50,044	$39,918	$10,126	25%
Cost of Revenues	34,150	26,300	7,850	30%

Gross Profit	15,894	13,618	2,276	17%

Gross Margin	32%	34%
Six Months Ended:
Revenues	$86,362	$78,403	$7,959	10%
Cost of Revenues	55,056	52,555	2,501	5%

Gross Profit	31,306	25,848	5,458	21%

Gross Margin	36%	33%

In addition to the factors discussed below under the heading “Business Segment Results”, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments.

OPERATING EXPENSES

	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,049	$8,823	$2,226	25%
Percentage of Revenues	22%	22%

Six Months Ended:
Operating Expenses	$21,513	$18,308	$3,205	18%
Percentage of Revenues	25%	23%

For our Fiscal 2013 second quarter, operating expenses were $11,049 compared to $8,823 for the Fiscal 2012 second quarter. For our Fiscal 2013 six-month period, operating expenses were $21,513 compared to $18,308 for the Fiscal 2012 six-month period. The most significant components of the six-month period increase were approximately $2,200 for accrued incentive compensation, approximately $600 for increased costs from our defined benefit retirement plans, and approximately $300 for corporate shareholder matters. The increase in incentive compensation occurred primarily due to the timing of incentive compensation accruals. Strong operating performance in the first half of Fiscal 2013 has resulted in incentive-based compensation costs of approximately $1,600 being recorded earlier in this fiscal year than in the prior fiscal year.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT

	March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Interest and Other Income. Net	$4	$7	$(3)	(43%)
Interest Expense	554	2,591	(2,037)	(79%)
Loss on Debt Extinguishment	-	-	-	-

Six Months Ended:
Interest and Other Income. Net	$12	$14	$(2)	(14%)
Interest Expense	1,836	5,230	(3,394)	(65%)
Loss on Debt Extinguishment	2,835	-	2,835	-

Interest expense decreased 79% and 65% in the Fiscal 2013 second quarter and six-month period, respectively, each compared to the prior year periods. The decreases reflect both a decrease in the average outstanding principal balance on our long term debt and a reduction in the effective interest rate that resulted from the refinancing of our long-term debt. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement of $2,835 which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,252 and other expenses of $120.

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

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Discontinued Operations:
Revenues	$-	$15,042	$-	$27,839

Income (loss) from Discontinued Operations, Net of Tax:
Operating income (loss) before tax	$(78)	$(98)	$(64)	$301
Income tax expense (benefit)	(28)	84	(23)	367

Net loss from discontinued operations	(50)	(182)	(41)	(66)

Adjustment to gain on sale of discontinued operations before tax	32	-	25	-
Income tax expense (benefit)	11	-	9	-

Net adjustment to gain on sale of discontinued operations	21	-	16	-

Loss from discontinued operations, net of tax	$(29)	$(182)	$(25)	$(66)

BUSINESS SEGMENT RESULTS

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.

FINE CHEMICALS SEGMENT

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$37,267	$20,594	$58,614	$42,069
Operating Income (Loss)	$3,750	$(978)	$5,027	$(2,165)
Operating Margin	10%	(5%)	9%	(5%)

Revenues. Fine Chemicals segment revenues increased 81% and 39% for the Fiscal 2013 second quarter and six month period, respectively, each compared to the corresponding Fiscal 2012 periods. Oncology product revenues increased in both the Fiscal 2013 second quarter and the six-month period, supported by revenues from new oncology products for drugs that were commercialized in the later part of Fiscal 2012. The Fiscal 2013 second quarter also includes increases from the anti-viral, central nervous systems and development product groups. These increases are substantially due to inter-quarter timing when compared to the prior fiscal year.

Operating Income (Loss). The Fine Chemicals segment reported operating income of $3,750 for the Fiscal 2013 second quarter compared to an operating loss of $978 for the Fiscal 2012 second quarter. The improvement includes a ten percentage point increase in gross margin, offset partially by increased operating expenses. Fine Chemicals segment operating income for the Fiscal 2013 six-month period was $5,027 compared to a loss of $2,165 for the six-month period in the prior Fiscal year. For the Fiscal 2013 six-month period, the gross margin percentage increased twelve percentage points. Gross margin improvements reflect significant improvements in manufacturing operations, as well as better contractual pricing on certain core products. Our Fine Chemicals segment has dedicated significant efforts over the last two fiscal years to improving the efficiency of its manufacturing activities. Redesigned key processes continued to yield targeted throughput ranges during the Fiscal 2013 periods. In contrast, during the Fiscal 2012 periods, the Fine Chemicals segment had not yet achieved the benefits of these improvements.

Fine Chemicals operating expenses increased in the Fiscal 2013 periods primarily due to the timing of incentive compensation accruals. Strong operating performance in the first half of Fiscal 2013 has resulted in incentive-based compensation costs being recorded earlier in this fiscal year than in the prior fiscal year.

Backlog. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was approximately $76,800 and $80,500 as of March 31, 2013 and September 30, 2012, respectively. We anticipate order backlog as of March 31, 2013 to be substantially filled within the next twelve months.

SPECIALTY CHEMICALS SEGMENT

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$11,934	$18,961	$26,284	$33,181
Operating Income	$5,218	$9,297	$13,135	$16,941
Operating Margin	44%	49%	50%	51%

Revenues. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 83% and 87% of Specialty Chemicals revenues in the Fiscal 2013 and 2012 six-month periods, respectively.

Specialty Chemicals segment revenues of $11,934 for the Fiscal 2013 second quarter and $26,284 for the Fiscal 2013 six-month period, reflect decreases of 37% and 21%, respectively, as compared to the prior fiscal year periods. The revenue variances reflect changes in inter-quarter timing of perchlorate volume. We anticipate that Specialty Chemicals segment revenues variances will reverse in the second half of Fiscal 2013.

The variance in Specialty Chemicals segment revenues reflects the following factors:

•	A 30% decrease in perchlorate volume and a 20% decrease in the related average price per pound for the Fiscal 2013 second quarter compared to the Fiscal 2012 second quarter.
•	A 27% decrease in perchlorate volume and a 5% increase in the related average price per pound for the Fiscal 2013 six-month period compared to the Fiscal 2012 six-month period.

•

Sodium azide revenues increased by approximately $300 for the Fiscal 2013 second quarter and increased by $200 for the Fiscal 2013 six-month period, in each case compared to the comparable Fiscal 2012 periods.

•	Halotron revenues were consistent for the Fiscal 2013 second quarter and decreased by $100 for the Fiscal 2013 six-month period, in each case compared to the comparable Fiscal 2012 periods.

The average price per pound of perchlorates decreased in the Fiscal 2013 second quarter because lower-priced, non-rocket-grade perchlorate accounted for a larger percentage of the total perchlorate volume. Fiscal 2013 volume was predominately strategic and tactical missile programs. Both space programs and tactical missile programs had strong volume during the Fiscal 2012 periods.

Operating Income. The decreases in Specialty Chemicals segment operating income for the Fiscal 2013 periods are consistent with the associated revenue decreases. As a percentage of revenues, operating margins declined to 44% in the Fiscal 2013 second quarter and declined to 50% in the Fiscal 2013 six-month period, compared to 49% and 51%, respectively, for the corresponding prior fiscal year periods. The decreases occurred because the lower volume provided less gross profit to offset the consistent general and administrative expenses. Specialty Chemicals segment gross margins were consistent for the periods presented.

Backlog. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was approximately $60,800 and $25,100 as of March 31, 2013 and September 30, 2012, respectively. We anticipate order backlog as of March 31, 2013 to be substantially filled within the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

OTHER BUSINESSES SEGMENT

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$843	$363	$1,464	$3,153
Operating Loss	$(233)	$(357)	$(393)	$(429)
Operating Margin	(28%)	(98%)	(27%)	(14%)

Other Businesses segment revenues include primarily our PEPCON Systems’ water treatment equipment and related spare parts sales. For the Fiscal 2013 second quarter, revenues increased $480 compared to the Fiscal 2012 second quarter. For the Fiscal 2013 six-month period, revenues decreased $1,689 compared to the Fiscal 2012 six-month period. Each variance occurs due to timing and order size for equipment shipments and related sales. For the Fiscal 2013 periods, one smaller equipment order shipped in the Fiscal 2013 second quarter. This compares to the Fiscal 2012 periods when two larger equipment orders shipped in the Fiscal 2012 first quarter. This segment has incurred operating losses for each period reported because the low equipment volume does not generate sufficient margins to cover selling, general and administrative expenses.

CORPORATE EXPENSES

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Corporate Expenses	$3,890	$3,167	$7,976	$6,793

Corporate operating expenses increased $1,183 in the Fiscal 2013 six-month period compared to the Fiscal 2012 six-month period. The most significant components of the six-month period increase were approximately $600 for accrued incentive compensation, approximately $400 for increased costs from our defined benefit retirement plans, and approximately $300 for corporate shareholder matters.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Six Months Ended March 31,			Percentage
	2013	2012	Change	Change

Cash Provided (Used) By:
Operating activities	$8,581	$(6,781)	$15,362	NM
Investing activities	(5,851)	(2,684)	(3,167)	118%
Financing activities	(7,218)	(37)	(7,181)	NM
Effect of changes in exchange rates on cash	—	15	(15)	(100%)

Net change in cash for period	$(4,488)	$(9,487)	$4,999	(53%)

NM=Not meaningful

Operating Cash Flows. Operating activities provided cash of $8,581 for the Fiscal 2013 six-month period compared to a use of cash of $6,781 for the prior fiscal year six-month period, an improvement of $15,362.

Significant components of the change in cash flow from operating activities include:

•	An increase in cash due to the improvement in cash profits provided by our operations.
•	An improvement in cash provided by working capital accounts of approximately $14,400, excluding the effects of interest and income taxes.
•	An increase in cash paid for income taxes of approximately $5,300.
•	A decrease in cash paid for interest expense of approximately $2,200.
•	An increase in cash paid for costs associated with the retirement of long-term debt of approximately $1,600.
•	A decrease in cash used to fund pension obligations of approximately $4,300.
•	Other increases in cash used by operating activities of approximately $500.

The improvement in working capital cash flow reflects additional customer deposits received by our Specialty Chemicals segment in the Fiscal 2013 second quarter.

Cash paid for income taxes increased because our federal operating loss carryforwards were fully utilized in Fiscal 2012. Accordingly, we expect to pay cash taxes in Fiscal 2013.

Cash paid for interest in the Fiscal 2013 six-month period decreased as compared to the Fiscal 2012 six-month period reflecting both lower outstanding debt balances and lower interest rates that resulted from our refinancing in October 2012. Also in connection with the October 2012 refinancing, we incurred cash redemption costs of approximately $1,600 comprised primarily of the call premium to redeem the senior notes. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

We make payments to fund defined benefit pension obligations at a level of at least 80% of the obligation. Our contributions were reduced in the Fiscal 2013 six-month period, as compared to the Fiscal 2012 six-month period, primarily due to improved plan asset returns in Fiscal 2012. In Fiscal 2012, we made additional contributions to our pension plans because the return on pension plan assets in the preceding year was not sufficient to maintain our target funding requirements.

Investing Cash Flows. Capital expenditures in the Fiscal 2013 six-month period were $5,851 compared to $2,381 for the Fiscal 2012 six-month period. The increase primarily relates to Fiscal 2013 projects that will provide additional mid-scale capacity for our Fine Chemicals segment.

Financing Cash Flows. For our Fiscal 2013 six-month period financing activities used cash of $7,218 compared to a use of cash of $37 for the Fiscal 2012 six-month period. The Fiscal 2013 six-month period amount includes a reduction in our long-term debt of $5,000 and debt issuance costs of $1,386, each incurred in connection with our October 2012 refinancing activities. Subsequent to our October 2012 refinancing, we also made scheduled principal payments for our new term loan in the amount of $2,250. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2013, we had cash of $26,694 and no borrowing outstanding against our revolving credit facility. Our primary source of working capital is cash flows from operations and our Revolving Facility (defined below). Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credits. As of March 31, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $2,707 and availability for revolving loans of $22,293.

In October 2012, we called and terminated our senior notes with an aggregate principal amount of $65,000 and replaced the notes with a credit facility that includes a $60,000 term loan and a $25,000 revolving credit line. Funds used to call the notes of $68,315, were provided by the net proceeds from the term loan and available cash balances. The revolving credit line provides a committed revolving credit line, up to a maximum of $25,000. For further discussion, see below under the heading “Long-Term Debt and Credit Facilities”. The term loan requires quarterly principal amortization, which differs from the senior notes which had no principal amortization requirements. We do not anticipate that the principal payment requirements under the new facility will have a significant impact on our liquidity because we expect that the cash requirements for principal payments will be substantially offset by lower interest expense.

We believe that changes in cash flow from operations during our fiscal periods reflect short-term timing and accordingly do not represent significant changes in our sources and uses of cash. Because our revenues, and related customer invoices and collections, are characterized by relatively few individually significant transactions, our working capital balances can vary normally by as much as $10,000 from period to period.

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

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement of $2,835, which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,252 and other expenses of $120.

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, with certain domestic subsidiaries of the Company as guarantors, entered into an asset based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which was February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On October 26, 2012, we terminated the ABL Credit Facility.

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of March 31, 2013, our Leverage Ratio was 1.33 to 1.00 and our Debt Service Coverage Ratio was 4.99 to 1.00.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of March 31, 2013, we had $2,707 in outstanding letters of credit, maturing through January 2014, which were issued under our Revolving Facility. In addition, as of March 31, 2013, we had $315 in outstanding standby letters of credit which mature through April 2016. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue in Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the expansion project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

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

As of March 31, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $10,000 to approximately $33,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of March 31, 2013, the accrued amount was $13,847, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $16,048 and $19,346 as of March 31, 2013 and September 30, 2012, respectively.

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

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company has adopted the standard on a prospective basis as required. The updated standard affects the Company’s disclosures but has no impact on its results of operations, financial condition or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Most of the perchlorate chemicals we produce, which accounted for 88% of our revenues in the Specialty Chemicals segment for Fiscal 2012 and approximately 33% of our consolidated revenues for Fiscal 2012, are purchased by two customers. Should our relationship with any of our major Specialty Chemicals customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if any of our major Specialty Chemicals customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by AFC of a limited number of active pharmaceutical ingredients and registered intermediates for a limited number of key customers. One customer of AFC accounted for 31% of our consolidated revenue and the top two customers of AFC accounted for approximately 72% of its revenues, and 43% of our consolidated revenues, in Fiscal 2012. Negative developments in these customer relationships or in either of the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to negotiate lower prices, any of which could have a similar negative effect on the results of operations of AFC. If the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the FDA, or other regulatory agencies, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

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

Perchlorate Remediation Project in Henderson, Nevada. We commercially manufactured perchlorate chemicals at a facility in Henderson, Nevada (the “AMPAC Henderson Site”) from 1958 until the facility was destroyed in May 1988, after which we relocated our production to a new facility in Iron County, Utah. Legacy production at the AMPAC Henderson Site resulted in perchlorate presence in the groundwater near the vicinity of the former facility.

At the direction of the Nevada Division of Environmental Protection (“NDEP”) and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In 2002, we conducted a pilot test and in Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

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

In September 2012, we commenced initial operation of the Expansion Project. Related system optimization and other start-up activities will continue in Fiscal 2013. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the expansion project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

As of March 31, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $10,000 to approximately $33,900. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of March 31, 2013, the accrued amount was $13,847, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we have proceeded with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of March 31, 2013, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $13,847. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could result in us having additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

As of March 31, 2013, we had outstanding debt of approximately $57,750, for which we are required to make principal and interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. MINE SAFETY DISCLOSURES – Not Applicable.

ITEM 5. OTHER INFORMATION

On May 7, 2013, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Compensation Committee of the Board, authorized the Company to replace the existing severance agreement with Aslam Malik, Ph.D., President of Ampac Fine Chemicals, LLC and Vice President of American Pacific Corporation (the “Executive”) with a severance agreement (the “Severance Agreement”) that conformed generally to similar arrangements with other executive officers. The Severance Agreement was executed on May 7, 2013.

The Compensation Committee completed a review of the severance benefits provided to the Company’s executive officers. To better conform the benefits provided to our executive officers, they determined that it was appropriate to provide the Executive with the Severance Agreement in lieu of his existing severance benefits provided by the Ampac Fine Chemicals LLC Severance Pay Plan. The Severance Agreement is substantially similar in form and substance to the existing severance agreements the Company entered into with Dana M. Kelley and Linda G. Ferguson in July 2008 and was entered into by the Company to, among other things, assist the Company’s on-going retention practices and help promote stability and continuity of senior management of the Company, and in the context of the overall compensation philosophy and policy of the Company and the total compensation of senior executive officers of the Company.

Under the terms of the Severance Agreement, unless Executive’s employment is terminated for cause or by death or disability, if the Company terminates Executive’s employment ( a “Discretionary Termination”), the Company shall, upon receipt of a mutually satisfactory release of potential claims against the Company, continue to pay to Executive, in accordance with the Company’s then effective payroll practices, Executive’s then effective base salary (but not any employee benefits), less applicable withholding, for a period of three (3) years from the date the employment relationship with the Company terminates (the “Termination Date”); provided, however, that such payments by the Company shall be offset, during the third year following the Termination Date, by income paid to Executive by another employer other than the Company. For purposes of the Severance Agreement, base salary shall not include any perquisites or similar benefits provided to Executive prior to the Termination Date. In addition, under the terms of the Severance Agreement, upon a Discretionary Termination, if Executive elects to convert his Company group health coverage under COBRA, the Company will pay Executive’s COBRA premiums until the earlier of (1) the eighteenth (18th) month anniversary of the Termination Date or (2) Executive becomes covered by another employer’s group health plans. Finally, under the terms of the Severance Agreement, upon a Discretionary Termination, all shares of restricted stock granted to Executive, all unexercised options to purchase Company common stock and any other equity awards of the Company, in each case that are unvested at the time of such termination of employment of Executive, shall become, immediately prior to the Termination Date, fully vested and, as applicable, exercisable.

Under the terms of the Severance Agreement, in the event of Executive’s termination, other than for cause or by death or disability, following a Corporate Transition (as described below), and upon receipt of a mutually satisfactory release of potential claims against the Company and any successor, Executive shall be entitled to the payments and benefits described above with respect to base salary and COBRA premiums following termination of employment. In addition, all unvested shares of restricted stock granted to Executive, all unvested and unexercised options to purchase Company stock granted to Executive, and all other unvested equity awards under the Company’s 2008 Stock Incentive Plan or similar employee benefit plan, in each case at the time of the Corporate Transition, shall become, immediately prior to such Corporate Transition, fully vested and, as applicable, exercisable.

The Severance Agreement defines a Corporate Transition as any of the following transactions to which the Company is a party: (A) a merger or consolidation in which the Company is not the surviving entity and securities representing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a holder different from those who held such securities immediately prior to such merger; (B) the sale, transfer or other disposition of all or substantially all of the assets of the Company in liquidation or dissolution of the Company; (C) any reverse merger in which the Company is the surviving entity but in which securities representing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a holder(s) different from those who held such securities immediately prior to such merger; or (D) any cash dividend paid by the Company that, in the aggregate with all other dividends paid in any twelve month period, is greater than the combined earnings of the Company for the Company’s two fiscal years prior to such dividend payment date. In addition, a Corporate Transition also includes a “Change in Control” as such term is defined in the Company’s 2008 Stock Incentive Plan. None of the foregoing events, however, shall be considered a Corporate Transition under the Severance Agreement unless the event also qualifies as a change in the ownership or effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, under Section 409A(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended, the regulations thereunder, and any other published interpretive authority, as issued or amended from time to time.

The Severance Agreement also provides that the Executive may, at any time, terminate his employment with the Company, for any or no reason, by providing the Company 30 days’ advance written notice and the Company could thereafter terminate the Executive’s employment at any time, provided the Company paid him all compensation due and owing through the last day actually worked, plus an amount equal to the effective base salary he would have earned through the balance of the above notice period.

The Severance Agreement further provides that, during the period when payments to Executive are being made, or for two years after the termination of Executive for cause or by disability, Executive shall be subject to noncompetition and nonsolicitation restrictions with the Company, as described more fully in the Severance Agreement.

The Severance Agreement is attached as Exhibit 10.2 hereto and is incorporated herein by reference. The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Agreement.

ITEM 6. EXHIBITS – See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PACIFIC CORPORATION

Date: May 10, 2013	/s/ JOSEPH CARLEONE
Joseph Carleone President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	/s/ DANA M. KELLEY
Dana M. Kelley Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

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

10.1

Settlement Agreement, dated January 14, 2013, by and among Cornwall Master LP, Cornwall Capital Management LP, Cornwall GP, LLC, CMGP LLC, and James Mai and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on January 15, 2013).

10.2 †	Severance Agreement, dated as of May 7, 2013, between American Pacific Corporation and Aslam Malik.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

†   Management contract or compensatory arrangement.

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