Form 10-Q
period 2013-06-30
AMERICAN PACIFIC CORP
filed 2013-08-09
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2013 was 7,937,333.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

– i –

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$69,519	$57,623	$155,881	$136,026
Cost of Revenues	44,313	36,736	99,369	89,291

Gross Profit	25,206	20,887	56,512	46,735
Operating Expenses	11,395	9,904	32,908	28,212
Other Operating Gains	-	-	-	14

Operating Income	13,811	10,983	23,604	18,537
Interest Income and Other (Expense), Net	93	10	105	24
Interest Expense	587	2,594	2,423	7,824
Loss on Debt Extinguishment	-	-	2,835	-

Income from Continuing
Operations before Income Tax	13,317	8,399	18,451	10,737
Income Tax Expense	4,945	3,517	6,167	4,583

Income from Continuing Operations	8,372	4,882	12,284	6,154
Income (Loss) from Discontinued
Operations, Net of Tax	16	(177)	(9)	(243)

Net Income	$8,388	$4,705	$12,275	$5,911

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$1.07	$0.65	$1.59	$0.82
Income (Loss) from Discontinued
Operations, Net of Tax	$0.00	$(0.02)	$(0.00)	$(0.03)
Net Income	$1.07	$0.62	$1.59	$0.78

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$1.03	$0.64	$1.53	$0.81
Income (Loss) from Discontinued
Operations, Net of Tax	$0.00	$(0.02)	$(0.00)	$(0.03)
Net Income	$1.03	$0.61	$1.53	$0.77

Weighted-Average Shares Outstanding:
Basic	7,816,000	7,556,000	7,739,000	7,548,000
Diluted	8,132,000	7,661,000	8,031,000	7,635,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$8,388	$4,705	$12,275	$5,911

Other Comprehensive Income (Loss):
Cash Flow Hedge:
Change in fair value arising during period
(net of income tax of $276, $0, $140, and $0)	415	-	211	-
Less reclassifications to net income
(net of tax of $34, $0, $56, and $0)	50	-	84	-

	465	-	295	-

Defined Benefit Pension Plans:
Actuarial gains (losses) arising during period	-	-	-	-
Less amortization of losses to net income
(net of tax of $451, $333, $1,337 and $909)	677	499	2,005	1,363

	677	499	2,005	1,363

Foreign currency translation adjustments	-	(199)	-	(256)

Total Other Comprehensive Income	1,142	300	2,300	1,107

Comprehensive Income	$9,530	$5,005	$14,575	$7,018

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	June 30,	September 30,
	2013	2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$60,885	$31,182
Accounts Receivable, Net	23,331	24,211
Inventories	48,941	44,157
Prepaid Expenses and Other Assets	890	1,477
Income Taxes Receivable	755	2
Deferred Income Taxes	13,143	13,028

Total Current Assets	147,945	114,057
Property, Plant and Equipment, Net	104,236	103,316
Deferred Income Taxes	18,527	20,796
Other Assets	6,279	8,295

TOTAL ASSETS	$276,987	$246,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,748	$12,006
Accrued Liabilities	3,444	6,359
Accrued Interest	16	988
Employee Related Liabilities	9,692	10,568
Income Taxes Payable	1,768	2,098
Deferred Revenues and Customer Deposits	46,765	7,293
Current Portion of Environmental Remediation Reserves	2,365	5,114
Current Portion of Long-Term Debt	5,632	16

Total Current Liabilities	76,430	44,442
Long-Term Debt	51,000	65,004
Environmental Remediation Reserves	10,283	11,640
Pension Obligations	52,445	55,300
Other Long-Term Liabilities	876	1,745

Total Liabilities	191,034	178,131

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized,
7,937,333 and 7,710,783 issued and outstanding	794	771
Capital in Excess of Par Value	77,818	74,796
Retained Earnings	37,078	24,803
Accumulated Other Comprehensive Loss	(29,737)	(32,037)

Total Stockholders’ Equity	85,953	68,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,987	$246,464

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Nine Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$12,275	$5,911
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	9,755	11,114
Non-cash interest expense	235	569
Non-cash component of loss on debt extinguishment	1,252	-
Share-based compensation	487	421
Excess tax benefit from stock-based compensation	(898)	-
Deferred income taxes	1,519	4,333
Loss on sale of assets	1	64
Changes in operating assets and liabilities:
Accounts receivable, net	748	3,074
Inventories	(4,373)	(5,559)
Prepaid expenses and other current assets	587	(393)
Accounts payable	(5,521)	(2,205)
Income taxes	(1,083)	110
Accrued liabilities	(3,203)	295
Accrued interest	(972)	2,362
Employee related liabilities	(106)	266
Deferred revenues and customer deposits	39,472	1,742
Environmental remediation reserves	(4,106)	(5,920)
Pension obligations, net	487	(3,445)
Other	1,157	(151)
Discontinued operations, net	(34)	670

Net Cash Provided by Operating Activities	47,679	13,258

Cash Flows from Investing Activities:
Capital expenditures	(10,760)	(4,187)
Other investing activities	-	120
Discontinued operations, net	-	(689)

Net Cash Used by Investing Activities	(10,760)	(4,756)

Cash Flows from Financing Activities:
Issuances of long-term debt	60,000	-
Payments of long-term debt	(68,388)	(13)
Debt issuance costs	(1,386)	-
Issuances of common stock	1,660	53
Excess tax benefit from stock-based compensation	898	-
Discontinued operations, net	-	(40)

Net Cash Used by Financing Activities	(7,216)	-

Effect of Changes in Currency Exchange Rates on Cash	-	(8)

Net Change in Cash and Cash Equivalents	29,703	8,494
Cash and Cash Equivalents, Beginning of Period	31,182	30,703

Cash and Cash Equivalents, End of Period	$60,885	$39,197

Cash Paid For:
Interest	$3,160	$4,893
Income taxes	7,263	279
Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	697	867

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012. The operating results for the three-month and nine-month periods ended June 30, 2013 and cash flows for the nine-month period ended June 30, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture was a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented. (See Note 12.)

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. As of June 30, 2013, our floating-rate term loan had a carrying value of $56,625 and an estimated fair value of $56,309 (level 3 in the fair value hierarchy). Our interest rate swap agreement is recorded at fair value which was an asset of $491 as of June 30, 2013 (level 2 in the fair value hierarchy). The estimated fair values of our floating-rate term loan and interest rate swap agreement are based on a valuation technique that takes into consideration expected cash flows, the then-current interest rates and then-current creditworthiness of the Company or the counterparty, as applicable. Refer to Notes 6 and 7 for additional information regarding our term loan and interest rate swap agreement.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Depreciation classified as:
Cost of revenues	$3,268	$3,447	$9,505	$10,022
Operating expenses	73	99	250	301

Total continuing operations	3,341	3,546	9,755	10,323
Depreciation and amortization classified as discontinued operations	-	164	-	791

Total	$3,341	$3,710	$9,755	$11,114

Bill and Hold Transactions. Some of our fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $11,245 and $19,346 as of June 30, 2013 and September 30, 2012, respectively.

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

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We have adopted the standard on a prospective basis. The updated standard affects our disclosures but has no impact on our results of operations, financial condition or liquidity.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (ASU Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

purposes under ASC Topic 815, in addition to U.S. Treasury (“UST”) and London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have not entered into any new hedging relationships since July 17, 2013.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. We do not expect that the new standard will have a material impact on the condensed consolidated financial statements.

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

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of June 30, 2013, there were 239,899 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

Stock Options and Restricted Stock. A summary of our outstanding and non-vested stock option and restricted stock activity for the nine months ended June 30, 2013 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Fair		Fair
		Price		Value		Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Balance, September 30, 2012	612,071	$8.47	138,835	$3.55	64,497	$7.52
Granted	47,470	11.93	47,470	5.41	36,060	11.93
Vested	-	-	(77,184)	3.61	(29,505)	7.42
Exercised	(190,490)	8.71	-	-	-	-
Expired / Cancelled	(14,416)	8.48	(1,416)	4.50	-	-

Balance, June 30, 2013	454,635	8.73	107,705	4.31	71,052	9.80

A summary of our exercisable stock options as of June 30, 2013 is as follows:

Number of vested stock options	346,930
Weighted-average exercise price per share	$8.50
Aggregate intrinsic value	$6,887
Weighted-average remaining contractual term in years	4.8

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

2.	SHARE-BASED COMPENSATION (Continued)

	Nine Months Ended
	June 30,
	2013	2012

Weighted-average grant date fair value per share of options granted	$5.41	$3.46
Significant fair value assumptions:
Expected term in years	5.70	5.70
Expected volatility	49%	49%
Expected dividends	0%	0%
Risk-free interest rates	0.64%	0.85%
Total intrinsic value of options exercised	$2,863	$28
Aggregate cash received for option exercises	$1,660	$54
Compensation cost (included in operating expenses)
Stock options	$185	$225
Restricted stock	302	196

Total	487	421
Tax benefit recognized	122	85

Net compensation cost	$365	$336

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$187	$180
Restricted stock	$295	$219
Weighted-average years to be recognized
Stock options	1.5	1.5
Restricted stock	1.5	1.6

Cash-Settled Restricted Stock Units. Cash-settled restricted stock units (“RSU”) are awards that, if vested, entitle the recipient to a cash payment equal to the fair market value of one share of our common stock for each unit granted. The RSU awards cliff-vest on September 30, 2014, subject to the attainment of financial performance criteria that were established for the two-year period ending September 30, 2014 and continued employment by the recipient. RSUs are accounted for as liability awards, and accordingly, compensation cost is re-measured based on our closing stock price at the end of each reporting period. If we estimate that it is probable that the vesting criteria will be met, then we record compensation expense based on the proportionate share of the total estimated fair value of the award to the requisite service period.

A summary of our RSU activity for the nine months ended June 30, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit

Outstanding, September 30, 2012	-	$-
Grants	77,231	11.93
Forfeitures	-	-
Vested	-	-

Outstanding, June 30, 2013	77,231	$11.93

2.	SHARE-BASED COMPENSATION (Continued)

A summary of estimated compensation expense for RSU awards is as follows:

	Nine Months Ended
	June 30,
	2013	2012

Compensation cost (included in operating expenses)	$669	$-
Tax benefit recognized	268	-

Net compensation cost	$401	$-

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$1,521	$-
Weighted-average years to be recognized	1.3	-

3.	INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2013	2012

Finished goods	$9,909	$2,075
Work-in-process	27,165	28,851
Raw materials and supplies	11,539	12,340
Deferred cost of revenues	2,806	891
Under (over) applied manufacturing overhead costs	(2,478)	-

Total	$48,941	$44,157

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

4.	EARNINGS PER SHARE

Shares used to compute earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Income from continuing operations	$8,372	$4,882	$12,284	$6,154

Basic weighted-average shares	7,816,000	7,556,000	7,739,000	7,548,000

Diluted:
Weighted-average shares, basic	7,816,000	7,556,000	7,739,000	7,548,000
Dilutive effect of stock options	275,000	72,000	257,000	64,000
Dilutive effect of restricted stock	41,000	33,000	35,000	23,000

Weighted-average shares, diluted	8,132,000	7,661,000	8,031,000	7,635,000

Basic earnings per share from continuing operations	$1.07	$0.65	$1.59	$0.82
Diluted earnings per share from continuing operations	$1.03	$0.64	$1.53	$0.81

As of June 30, 2013, we had no antidilutive options and unvested restricted shares outstanding. As of June 30, 2012, we had an aggregate of 421,481 antidilutive options and unvested restricted shares outstanding.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides changes in accumulated other comprehensive loss by component, net of income tax:

	Gains (Losses) on Defined Benefit Plan Items	Gains (Losses) on Effective Cash Flow Hedge	Total

Balance, September 30, 2012	$(32,037)	$-	$(32,037)
Other comprehensive income before reclassifications	-	211	211
Amounts reclassified from accumulated other comprehensive loss	2,005	84	2,089

Net current period other comprehensive income	2,005	295	2,300

Balance, June 30, 2013	$(30,032)	$295	$(29,737)

The following table provides details about reclassifications out of Accumulated Other Comprehensive Loss (“AOCI”) for the nine months ended June 30, 2013:

AOCI Component	Amount Reclassified from AOCI (a)		Statement of Operations Line Item

	Three Months	Nine Months
	Ended June 30, 2013

Gains and losses on cash flow hedges -	$(84)	$(140)	Interest expense
interest rate swap agreement	34	56	Income tax expense

	$(50)	$(84)	Net of tax

Amortization of defined benefit plan items	$(563)	$(1,639)	Cost of revenues
	(565)	(1,703)	Operating expenses

	(1,128)	(3,342)	Total before tax
	451	1,337	Income tax expense

	$(677)	$(2,005)	Net of tax

(a)	amounts in parenthesis represent a decrease to income

6.	DEBT

Our outstanding debt balances consist of the following:

	June 30,	September 30,
	2013	2012

Term Loan, variable-rate interest, due through 2017	$56,625	$-
Senior Notes, 9%, due 2015	-	65,000
Capital Leases, due through 2014	7	20

Total Debt	56,632	65,020
Less Current Portion	(5,632)	(16)

Total Long-term Debt	$51,000	$65,004

Senior Notes. In February 2007, we issued and sold 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”) with an initial aggregate principal amount of $110,000. The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

6.	DEBT (Continued)

In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement, during the nine months ended June 30, 2013, of $2,835 which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,252 and other expenses of $120.

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

Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credits. As of June 30, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $3,784 and availability for revolving loans of $21,216.

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

The Credit Facility is guaranteed by our current and future domestic subsidiaries and is secured by substantially all of our assets and the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants which, among other things, restrict our ability to:

•	pay dividends, repurchase our stock, or make other restricted payments;
•	make certain investments or acquisitions;
•	incur additional indebtedness;

6.	DEBT (Continued)

•	create or permit to exist certain liens;
•	enter into certain transactions with affiliates;
•	consummate a merger, consolidation or sale of assets;
•	change our business; and
•	wind up, liquidate, or dissolve our affairs.

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of June 30, 2013, our Leverage Ratio was 1.24 to 1.00 and our Debt Service Coverage Ratio was 4.90 to 1.00.

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

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of June 30, 2013, we had $3,784 in outstanding letters of credit, maturing through January 2014, which were issued under our Revolving Facility. In addition, as of June 30, 2013, we had $315 in outstanding standby letters of credit which mature through April 2016. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

We designated the Swap Agreement as a cash flow hedge in accordance with the accounting guidance in ASC Topic 815. As of June 30, 2013, the fair value of the Swap Agreement was an asset of $491. The effective portion of the change in the fair value of a derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings. For the nine months ended June 30, 2013, we had no hedge ineffectiveness.

The following table provides quantitative disclosures about the Swap Agreement before income tax effects:

	June 30,	September 30,
	2013	2012

Balance sheet location of fair value:
Other assets	$779	$-
Accrued liabilities	$288	$-

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$691	$-	$351	$-
Amount reclassified from accumulated other comprehensive income to interest expense (effective portion)	$84	$-	$140	$-

8.	SEGMENT INFORMATION

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

8.	SEGMENT INFORMATION (Continued)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Fine chemicals customer	45%	26%	39%	30%
Fine chemicals customer		13%	10%	11%
Specialty chemicals customer		25%		20%
Specialty chemicals customer	24%		20%	12%

The following provides financial information about our segment operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Fine Chemicals	$44,223	$36,359	$102,837	$78,428
Specialty Chemicals	20,897	21,001	47,181	54,182
Other Businesses	4,399	263	5,863	3,416

Total Revenues	$69,519	$57,623	$155,881	$136,026

Segment Operating Income (Loss):
Fine Chemicals	$5,805	$5,204	$10,832	$3,039
Specialty Chemicals	12,419	9,694	25,554	26,635
Other Businesses	(356)	(340)	(749)	(769)

Total Segment Operating Income	17,868	14,558	35,637	28,905
Corporate Expenses	(4,057)	(3,575)	(12,033)	(10,368)

Operating Income	$13,811	$10,983	$23,604	$18,537

Depreciation and Amortization:
Fine Chemicals	$3,002	$2,929	$8,911	$8,897
Specialty Chemicals	267	520	597	1,132
Other Businesses	6	4	16	13
Corporate	66	93	231	281

Total Depreciation and Amortization	$3,341	$3,546	$9,755	$10,323

9.	INCOME TAXES

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

As of June 30, 2013 and September 30, 2012, our recorded liability for unrecognized tax benefits was $204 and $1,274, respectively, of which $201 and $405, respectively, would affect our effective tax rate if recognized. In December 2012, the internal revenue service completed its examination of our federal income tax returns for Fiscal years 2008, 2009, and 2010 and the related net operating loss carryback claims to Fiscal years 2002, 2003, 2005, 2006, 2007 and 2008 with no significant adjustments. Upon completion of this audit, we released $1,070 of unrecognized tax benefits.

We have no additional significant statutes of limitations that are anticipated to expire in Fiscal 2013. Accordingly, it is reasonably possible that none of the gross liability for unrecognized tax benefits will be reversed during Fiscal 2013.

Unrecognized Tax Benefits - September 30, 2012	$1,274
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1,070)
Lapse of statute of limitations	-

Unrecognized Tax Benefits - June 30, 2013	$204

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013 and September 30, 2012, we had accrued $4 and $679, respectively, for the payment of tax-related interest and penalties. For the nine months ended June 30, 2013 and 2012, income tax expense (benefit) includes a benefit of $675 and an expense of $41, respectively, for interest and penalties.

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

10.	DEFINED BENEFIT PLANS (Continued)

Net periodic pension cost consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Pension Plans:
Service Cost	$835	$550	$2,495	$1,990
Interest Cost	990	1,011	2,957	2,936
Expected Return on Plan Assets	(1,099)	(1,007)	(3,299)	(2,547)
Recognized Actuarial Losses	907	715	2,692	1,910
Amortization of Prior Service Costs	22	12	53	47

Net Periodic Pension Cost	$1,655	$1,281	$4,898	$4,336

Supplemental Executive Retirement Plan:
Service Cost	$204	$107	$612	$327
Interest Cost	106	91	317	276
Recognized Actuarial Losses	94	-	282	-
Amortization of Prior Service Costs	105	105	315	315

Net Periodic Pension Cost	$509	$303	$1,526	$918

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

Contributions and Benefit Payments. For the nine months ended June 30, 2013, we contributed $5,543 to the Pension Plans to fund benefit payments and anticipate making approximately $1,161 in additional contributions through September 30, 2013. For the nine months ended June 30, 2013, we contributed $396 to the SERP to fund benefit payments and anticipate making approximately $131 in additional contributions through September 30, 2013.

11.	COMMITMENTS AND CONTINGENCIES

Environmental Matters.

Regulatory Review of Perchlorates.  Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report was issued May 29, 2013. We continue to monitor activities and currently expect, based on EPA statements, that the earliest a final regulation is expected to be published is December 2014. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

From time to time, we held discussions with NDEP to formalize our remediation efforts in an agreement. In June 2013, we entered into an Administrative Order on Consent (the “AOC”) with NDEP. We have been conducting our remediation efforts in cooperation with NDEP. Accordingly, the formalization of our remediation efforts under an AOC had no significant effect on our scope of activities or cost estimates. Significant terms of the AOC include:

•	formalizing the oversight of ongoing or modified remediation efforts required by NDEP;
•	procedures for reimbursing NDEP for past and future oversight costs;
•	providing NDEP with enforcement mechanisms to ensure compliance with the AOC, including stipulated penalties for failures to comply with certain requirements under the AOC;
•	preservation of AMPAC’s right to make future cost recovery or contribution claims;
•	providing a procedure for closing parts or all of the remediation efforts once goals are achieved; and
•	resolving certain environmental liability claims that NDEP might have had without the AOC.

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

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

11.	COMMITMENTS AND CONTINGENCIES (Continued)

equipment in the future, the costs of such activities would be incremental to our current cost estimates. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of June 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,900 to approximately $32,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2013, the accrued amount was $12,648, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the nine months ended June 30, 2013 is shown below:

Balance, September 30, 2012	$16,754
Expenditures	(4,106)

Balance, June 30, 2013	$12,648

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

11.	COMMITMENTS AND CONTINGENCIES (Continued)

which can be material in any given period, are expensed as incurred. We believe that current claims or lawsuits against us, individually and in the aggregate, will not result in loss contingencies that will have a material adverse effect on our financial condition, cash flows or results of operations.

12.	DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture was a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

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

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retained. During the three months ended June 30, 2013, $650 of the Escrow Amount was released to Moog in settlement of certain retained liabilities. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us. We have accounted for the Escrow Amount as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Discontinued Operations:
Revenues	$-	$12,368	$-	$40,207

Income (loss) from Discontinued Operations, Net of Tax:
Operating income (loss) before tax	$29	$(215)	$54	$86
Income tax expense (benefit)	11	(38)	20	329

Net income (loss) from discontinued operations	18	(177)	34	(243)

Adjustment to gain on sale of discontinued operations before tax	(4)	-	(68)	-
Income tax expense (benefit)	(2)	-	(25)	-

Net adjustment to gain on sale of discontinued operations	(2)	-	(43)	-

Income (Loss) from discontinued operations, net of tax	$16	$(177)	$(9)	$(243)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows, existing cash balances and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the impact that change in revenue mix among our segments will have on comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, our statement regarding anticipated capital activities for Fiscal 2013, statements regarding our expectations for product revenues, sales volumes, interest expense, tax obligations and capital expenditures, statements regarding the impact of process improvements and other efficiency and cost savings initiatives, statements regarding the expected impact of the timing of individual orders, sales and production activities on quarterly revenues, statements regarding our perceived competitive advantages, statements regarding the expected benefits of our interest rate swap arrangement, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, statements regarding the impact that principal payments under our Credit Facility will have on our liquidity, statements regarding our ability to focus on the growth and performance of our pharmaceutical-related product lines following the sale of our Aerospace Equipment segment, statements regarding the effects of regulatory proposals, statements regarding the effects of the Administrative Order of Consent with NDEP regarding our remediation efforts at the AMPAC Henderson Site and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the third quarter and nine-month period of Fiscal 2013 as compared to the third quarter and nine-month period of Fiscal 2012. The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2012 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2012.

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

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments and their major product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Fine Chemicals	64%	63%	66%	58%

Specialty Chemicals:
Perchlorates	27%	33%	26%	35%
Sodium Azide	1%	2%	2%	2%
Halotron	2%	2%	2%	3%

Total Specialty Chemicals	30%	37%	30%	40%
Other Businesses:
Real Estate	*	*	*	*
Water Treatment Equipment	6%	*	4%	2%

Total Other Businesses	6%	*	4%	2%

Total Revenues	100%	100%	100%	100%

* less than 1%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively “AFC”), is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are generally used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products that AFC sells are proprietary to our customers and used in existing drugs that are approved by the U.S. Food and Drug Administration (“FDA”) and commercially available. We operate in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer relationships and limited competition. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at commercial scale. We have recently expanded our technology offerings to include commercial scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

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

Alliant Techsystems Inc. or “ATK” is a significant AP customer. We sell rocket-grade AP to ATK under a long-term contract that requires us to maintain a ready and qualified capacity for rocket-grade AP and that requires ATK to purchase its rocket-grade AP requirements from us, subject to certain terms and conditions. The current contract provides fixed pricing in the form of a price volume matrix for annual rocket-grade AP volumes ranging from 3 million to 20 million pounds through Fiscal 2013. In May 2013, we extended our contract with ATK to include Fiscal 2014 through Fiscal 2016 and established a similar price volume matrix that provides fixed pricing for annual rocket-grade AP volumes ranging from 2.5 million to 7.5 million pounds. Pricing varies inversely to volume and includes annual escalations.

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

DISCONTINUED OPERATIONS. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture was a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

For our Fiscal 2013 third quarter, revenues increased 21% to $69,519 compared to $57,623 for the Fiscal 2012 third quarter. For the Fiscal 2013 nine-month period, revenues increased 15% to $155,881 compared to $136,026 for the prior year nine-month period. The increases are supported by growth from our Fine Chemicals segment, offset partially by the inter-quarter timing of Specialty Chemicals segment and Other Businesses segment revenues. See further discussion below under the heading “Business Segment Results”.

	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$44,223	$36,359	$7,864	22%
Specialty Chemicals	20,897	21,001	(104)	(0%)
Other Businesses	4,399	263	4,136	1,573%

Total Revenues	$69,519	$57,623	$11,896	21%

Nine Months Ended:
Fine Chemicals	$102,837	$78,428	$24,409	31%
Specialty Chemicals	47,181	54,182	(7,001)	(13%)
Other Businesses	5,863	3,416	2,447	72%

Total Revenues	$155,881	$136,026	$19,855	15%

COST OF REVENUES AND GROSS PROFIT

	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Revenues	$69,519	$57,623	$11,896	21%
Cost of Revenues	44,313	36,736	7,577	21%

Gross Profit	25,206	20,887	4,319	21%

Gross Margin	36%	36%
Nine Months Ended:
Revenues	$155,881	$136,026	$19,855	15%
Cost of Revenues	99,369	89,291	10,078	11%

Gross Profit	56,512	46,735	9,777	21%

Gross Margin	36%	34%

In addition to the factors discussed below under the heading “Business Segment Results”, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments.

OPERATING EXPENSES

	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,395	$9,904	$1,491	15%
Percentage of Revenues	16%	17%

Nine Months Ended:
Operating Expenses	$32,908	$28,212	$4,696	17%
Percentage of Revenues	21%	21%

For our Fiscal 2013 third quarter, operating expenses were $11,395 compared to $9,904 for the Fiscal 2012 third quarter. For our Fiscal 2013 nine-month period, operating expenses were $32,908 compared to $28,212 for the Fiscal 2012 nine-month period. The most significant components of the increase in operating expenses for the nine-month period were approximately $1,900 for accrued incentive compensation, approximately $1,200 for increased costs from our defined benefit retirement plans, approximately $600 for Fine Chemicals segment research and development, and approximately $300 for corporate shareholder matters. The increase in incentive compensation occurred primarily due to the timing of incentive compensation accruals. Strong operating performance year-to-date in Fiscal 2013 has resulted in incentive-based compensation costs of approximately $800 being recorded earlier in Fiscal 2013 than in Fiscal 2012. The third quarter operating expense variances reflect similar conditions.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT

	June 30		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Interest and Other Income. Net	$93	$10	$83	830%
Interest Expense	587	2,594	(2,007)	(77%)

Nine Months Ended:
Interest and Other Income. Net	$105	$24	$81	338%
Interest Expense	2,423	7,824	(5,401)	(69%)
Loss on Debt Extinguishment	2,835	-	2,835	-

Interest expense decreased 77% and 69% in the Fiscal 2013 third quarter and nine-month period, respectively, each compared to the prior year periods. The decreases reflect both a decrease in the average outstanding principal balance on our long term debt and a reduction in the effective interest rate that resulted from the refinancing of our long-term debt. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

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

DISCONTINUED OPERATIONS

In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). The divestiture was a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines.

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

Under the terms of the Asset Purchase Agreement, the total consideration was approximately $46,000 (the “Purchase Price”) in cash. In addition, $4,000 of the Purchase Price (the “Escrow Amount”) will be held in an escrow account for 15 months following the closing of the transaction (the “Escrow Period”) and applied towards our indemnification obligations in favor of Moog. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retained. During the three months ended June 30, 2013, $650 of the Escrow Amount was released to Moog in settlement of certain retained liabilities. The balance of the Escrow Amount remaining at the end of the Escrow Period shall be released to us. We have accounted for the Escrow Amount as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Discontinued Operations:
Revenues	$-	$12,368	$-	$40,207

Income (loss) from Discontinued Operations, Net of Tax:
Operating income (loss) before tax	$29	$(215)	$54	$86
Income tax expense (benefit)	11	(38)	20	329

Net loss from discontinued operations	18	(177)	34	(243)

Adjustment to gain on sale of discontinued operations before tax	(4)	-	(68)	-
Income tax expense (benefit)	(2)	-	(25)	-

Net adjustment to gain on sale of discontinued operations	(2)	-	(43)	-

Loss from discontinued operations, net of tax	$16	$(177)	$(9)	$(243)

BUSINESS SEGMENT RESULTS

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.

FINE CHEMICALS SEGMENT

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$44,223	$36,359	$102,837	$78,428
Operating Income	$5,805	$5,204	$10,832	$3,039
Operating Margin	13%	14%	11%	4%

Revenues. Fine Chemicals segment revenues increased 22% and 31% for the Fiscal 2013 third quarter and nine-month period, respectively, each compared to the corresponding Fiscal 2012 periods. The increase in revenues for the Fiscal 2013 third quarter is primarily associated with an increase in development product revenues which included the completion of a validation campaign for an anti-viral product that is in the late stages of its clinical trials. Additionally, oncology product revenues increased, for the Fiscal 2013 nine-month period, supported by revenues from new oncology products for drugs that were commercialized in the later part of Fiscal 2012. The magnitudes of the increases are also partially attributed to inter-quarter timing. We anticipate that a greater percentage of Fiscal 2013 annual revenues occurred during the first nine months of the year than the percentage of annual revenues that occurred during the first nine months of the prior fiscal year. Accordingly, some of the revenue variance is expected to reverse in our Fiscal 2013 fourth quarter.

Operating Income.

The Fine Chemicals segment operating income of $5,805 for the Fiscal 2013 third quarter reflects an increase compared to the Fiscal 2012 third quarter and is proportionate to the corresponding increase in revenues. The Fiscal 2013 third quarter operating margin declined slightly compared to the prior year third quarter including a one point decline in gross margin as a result of a change in product mix and higher operating expenses. Fine Chemicals segment operating income for the Fiscal 2013 nine-month period was $10,832 compared to $3,039 for the nine-month period in Fiscal 2012. For the Fiscal 2013 nine-month period, the gross margin percentage increased six percentage points. Gross margin improvements reflect significant improvements in manufacturing operations, as well as better pricing on certain core products. Our Fine Chemicals segment has dedicated significant efforts over the last two fiscal years to improving the efficiency of its manufacturing activities. Redesigned key processes continued to yield targeted throughput ranges during the Fiscal 2013 periods. In contrast, during the first half of Fiscal 2012, the Fine Chemicals segment had not yet achieved the benefits of these improvements. The gross margin improvement was offset partially by increased operating expenses. Fine Chemicals operating expenses increased in the Fiscal 2013 third quarter primarily due to the timing of incentive compensation accruals. Strong operating performance in the first half of Fiscal 2013 has resulted in accrued incentive-based compensation costs being recorded earlier in Fiscal 2013 than in Fiscal 2012. In addition, the Fine Chemicals segment has increased its investments in business development and research activities.

Backlog. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was approximately $52,200 and $80,500 as of June 30, 2013 and September 30, 2012, respectively. We anticipate order backlog as of June 30, 2013 to be substantially filled within the next twelve months.

SPECIALTY CHEMICALS SEGMENT

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$20,897	$21,001	$47,181	$54,182
Operating Income	$12,419	$9,694	$25,554	$26,635
Operating Margin	59%	46%	54%	49%

Revenues. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 86% and 88% of Specialty Chemicals revenues in the Fiscal 2013 and 2012 nine-month periods, respectively.

Specialty Chemicals segment revenues of $20,897 for the Fiscal 2013 third quarter was consistent with the Fiscal 2012 third quarter. Specialty Chemicals segment revenues of $47,181 for the Fiscal 2013 nine-month period reflects a decrease of 13% as compared to the Fiscal 2012 period. The nine-month period revenue variance includes a 24% decrease in perchlorate volume due to changes in inter-quarter timing of perchlorate volume. We anticipate that Specialty Chemicals segment volume and revenues variances will reverse in the Fiscal 2013 fourth quarter.

Operating Income. Specialty Chemicals segment operating margin increased in the Fiscal 2013 periods each as compared to the corresponding prior year periods. The Fiscal 2013 periods experienced higher than expected perchlorate production volume which provided better coverage of fixed costs and accordingly resulted in an increase in operating margins.

Backlog. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was approximately $54,800 and $25,100 as of June 30, 2013 and September 30, 2012, respectively. We anticipate order backlog as of June 30, 2013 to be substantially filled within the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

OTHER BUSINESSES SEGMENT

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$4,399	$263	$5,863	$3,416
Operating Loss	$(356)	$(340)	$(749)	$(769)
Operating Margin	(8%)	(129%)	(13%)	(23%)

Other Businesses segment revenues include primarily our PEPCON Systems’ water treatment equipment and related spare parts sales. For the Fiscal 2013 third quarter and nine-month period revenues increased $4,136 and $2,447, respectively, as compared to the Fiscal 2012 periods. Each variance occurred due to timing and order size for equipment shipments and related sales. This segment has incurred operating losses for each period reported primarily due to higher than anticipated costs to fulfill equipment orders.

CORPORATE EXPENSES

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Corporate Expenses	$4,057	$3,575	$12,033	$10,368

Corporate operating expenses increased $1,665 in the Fiscal 2013 nine-month period compared to the Fiscal 2012 nine-month period. The most significant components of the nine-month period increase were approximately $700 for accrued incentive compensation, approximately $700 for increased costs from our defined benefit retirement plans, and approximately $300 for corporate shareholder matters. The third quarter operating expense variances reflect similar conditions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Nine Months Ended June 30,			Percentage
	2013	2012	Change	Change

Cash Provided (Used) By:
Operating activities	$47,679	$13,258	$34,421	260%
Investing activities	(10,760)	(4,756)	(6,004)	126%
Financing activities	(7,216)	—	(7,216)	NM
Effect of changes in exchange rates on cash	—	(8)	8	(100%)

Net change in cash for period	$29,703	$8,494	$21,209	250%

NM=Not meaningful

Operating Cash Flows. Operating activities provided cash of $47,679 for the Fiscal 2013 nine-month period compared to $13,258 for the Fiscal 2012 nine-month period, an increase of $34,421.

Significant components of the change in cash flow from operating activities include:

•	An increase in cash due to the improvement in cash profits provided by our operations.
•	An improvement in cash provided by working capital accounts of approximately $30,400, excluding the effects of interest and income taxes.
•	An increase in cash paid for income taxes of approximately $7,000.
•	A decrease in cash paid for interest expense of approximately $1,700.
•	An increase in cash paid for costs associated with the retirement of long-term debt of approximately $1,600.
•	A decrease in cash used for environmental remediation activities of approximately $1,800.
•	A decrease in cash used to fund pension obligations of approximately $3,900.
•	An increase in cash provided by other operating activities of approximately $500.

The improvement in working capital cash flow reflects additional customer deposits received by our Fine Chemicals segment in the Fiscal 2013 third quarter.

Cash paid for income taxes increased because our federal operating loss carryforwards were fully utilized in Fiscal 2012. Accordingly, we expect to pay cash taxes in Fiscal 2013.

Cash paid for interest in the Fiscal 2013 nine-month period decreased as compared to the Fiscal 2012 nine-month period reflecting both lower outstanding debt balances and lower interest rates that resulted from our refinancing in October 2012. Also in connection with the October 2012 refinancing, we incurred cash redemption costs of approximately $1,600 comprised primarily of the call premium to redeem the senior notes. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

Environmental remediation spending decreased because the Fiscal 2012 nine-month period included higher spending associated with the capital expansion of our remediation facilities than the Fiscal 2013 nine-month period.

We make payments to fund defined benefit pension obligations at a level of at least 80% of the obligation. Our contributions were reduced in the Fiscal 2013 nine-month period, as compared to the Fiscal 2012 nine-month period, primarily due to improved plan asset returns in Fiscal 2012. In Fiscal 2012, we made additional contributions to our pension plans because the return on pension plan assets in the preceding year was not sufficient to maintain our target funding requirements.

Investing Cash Flows. Capital expenditures in the Fiscal 2013 nine-month period were $10,760 compared to $4,187 for the Fiscal 2012 nine-month period. The increase primarily relates to Fiscal 2013 projects that will provide additional medium scale capacity for our Fine Chemicals segment.

Financing Cash Flows. For our Fiscal 2013 nine-month period financing activities used cash of $7,216. The Fiscal 2013 nine-month period amount includes a reduction in our long-term debt of $5,000 and debt issuance costs of $1,386, each incurred in connection with our October 2012 refinancing activities. Subsequent to our October 2012 refinancing, we also made scheduled principal payments for our new term loan in the amount of $3,375. See further discussion below under the heading “Long-Term Debt and Credit Facilities”. In addition, stock option exercises during the Fiscal 2013 nine-month period generated $1,660 in net cash proceeds.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2013, we had cash of $60,885 and no borrowing outstanding against our Revolving Facility. Cash flow for our Fiscal 2013 third quarter was particularly strong due to a customer deposit received in June 2013. This deposit will be used to purchase raw materials for the related customer contract and as a result we expect operating activities to use cash during our Fiscal 2013 fourth quarter. Our primary source of working capital is cash flows from operations and our Revolving Facility (defined below). Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credits. As of June 30, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $3,784 and availability for revolving loans of $21,216.

In October 2012, we called and terminated our senior notes with an aggregate principal amount of $65,000 and replaced the notes with the Credit Facility (defined below) that includes a $60,000 term loan and a $25,000 revolving credit line. Funds used to call the notes of $68,315, were provided by the net proceeds from the term loan and available cash balances. The revolving credit line provides a committed revolving credit line, up to a maximum of $25,000. For further discussion, see below under the heading “Long-Term Debt and Credit Facilities”. The term loan requires quarterly principal amortization, which differs from the senior notes which had no principal amortization requirements. We do not anticipate that the principal payment requirements under the new facility will have a significant impact on our liquidity because we expect that the cash requirements for principal payments will be substantially offset by lower interest expense.

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of June 30, 2013, our Leverage Ratio was 1.24 to 1.00 and our Debt Service Coverage Ratio was 4.90 to 1.00.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of June 30, 2013, we had $3,784 in outstanding letters of credit, maturing through January 2014, which were issued under our Revolving Facility. In addition, as of June 30, 2013, we had $315 in outstanding standby letters of credit which mature through April 2016. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

From time to time, we held discussions with NDEP to formalize our remediation efforts in an agreement. In June 2013, we entered into an Administrative Order on Consent (the “AOC”) with NDEP. We have been conducting our remediation efforts in cooperation with NDEP. Accordingly, the formalization of our remediation efforts under an AOC had no significant effect on our scope of activities or cost estimates. Significant terms of the AOC include:

•	formalizing the oversight of ongoing or modified remediation efforts required by NDEP;
•	procedures for reimbursing NDEP for past and future oversight costs;
•	providing NDEP with enforcement mechanisms to ensure compliance with the AOC, including stipulated penalties for failures to comply with certain requirements under the AOC;
•	preservation of AMPAC’s right to make future cost recovery or contribution claims;
•	providing a procedure for closing parts or all of the remediation efforts once goals are achieved; and
•	resolving certain environmental liability claims that NDEP might have had without the AOC.

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

As of June 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,900 to approximately $32,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2013, the accrued amount was $12,648, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $11,245 and $19,346 as of June 30, 2013 and September 30, 2012, respectively.

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

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We have adopted the standard on a prospective basis as required. The updated standard affects our disclosures but has no impact on its results of operations, financial condition or liquidity.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (ASU Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, in addition to U.S. Treasury (“UST”) and London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have not entered into any new hedging relationships since July 17, 2013.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. We do not expect that the new standard will have a material impact on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We depend on a limited number of customers and products for most of our sales and the loss of one or more of these customers or products could have a material adverse effect on our financial position, results of operations and cash flows.

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

Sales to U.S. government prime contractors and subcontractors represent a significant portion of our business. We also make sales to the U.S. government from time to time. In Fiscal 2012, our Specialty Chemicals segment generated approximately 30% of consolidated revenues, primarily sales of rocket-grade AP, from sales to U.S. government prime contractors and subcontractors. Funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated or curtailed. For example, one significant use of rocket-grade AP historically has been in NASA’s Space Shuttle program. Consequently, with the recent retirement of the Space Shuttle fleet, the long-term demand for rocket-grade AP may be uncertain. While rocket-grade AP volume increased in Fiscal 2012, supported by the return in Fiscal 2012 of quantities for development motors for NASA’s Heavy Launch Vehicle (“HLV”) which is part of the new Space Launch System, the HLV is still in the development phase and NASA could shift away from the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs in the future. If the use of AP as the oxidizing agent for solid propellant rockets or the use of solid propellant rockets in NASA’s space exploration programs are discontinued or significantly reduced, it could have a material adverse effect on our operating results, financial condition, or cash flows.

Recent economic crises, and the U.S. government’s corresponding actions, may result in cutbacks in major government programs. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers. Moreover, the U.S. government may terminate its contracts with its suppliers either for its convenience or in the event of a default by the supplier. Since a significant portion of our customer base is U.S. government contractors or subcontractors, we may have limited ability to collect fully on our contracts when the U.S. government terminates its contracts. If a contract is terminated by the U.S. government where we are a subcontractor, the U.S. government contractor may cease purchasing our products. We may have resources applied to specific government-related contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources. Given the significance to our business of contracts based on U.S. government contracts, fluctuations or reductions in governmental funding for particular governmental programs and/or termination of existing governmental programs and related contracts may have a material adverse effect on our operating results, financial condition or cash flows.

We may be subject to potentially material costs and liabilities in connection with environmental or health matters.

Some of our operations may create risks of adverse environmental and health effects, any of which might not be covered by insurance. In the past, we have been required to take remedial action to address particular environmental and health concerns identified by governmental agencies in connection with the production of perchlorate. It is possible that we may be required to take further remedial action in the future in connection with our production of perchlorate, whether at our former facility in Henderson, Nevada, or at our current production facility in Iron County, Utah, or we may enter into voluntary agreements with governmental agencies to take such actions. We have entered into such a voluntary agreement with NDEP that formalized our ongoing remedial actions in connection with perchlorate production at our former facility in Henderson, Nevada. Moreover, in connection with other operations, we may become obligated in the future for environmental liabilities if we fail to abide by limitations placed on us by governmental agencies or fail to abide by the agreement with NDEP. There can be no assurance that material costs or liabilities will not be incurred or restrictions will not be placed upon us in order to rectify any past or future occurrences related to environmental or health matters. Such material costs or liabilities, or increases in, or charges associated with, existing environmental or health-related liabilities, also may have a material adverse effect on our operating results, earnings or financial condition.

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

At the direction of the NDEP and the EPA, we conducted an investigation of remediation technologies for perchlorate in groundwater with the intention of remediating groundwater near the AMPAC Henderson Site. In 2002, we conducted a pilot test and in Fiscal 2005, we submitted a work plan to NDEP for the construction of a remediation facility near the AMPAC Henderson Site. The conditional approval of the work plan by NDEP in our third quarter of Fiscal 2005 allowed us to generate estimated costs for the installation and operation of the remediation facility to address perchlorate at the AMPAC Henderson Site. We commenced construction in July 2005. In December 2006, we began operations of the permanent facility. The location of this facility is several miles, in the direction of groundwater flow, from the AMPAC Henderson Site.

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

As of June 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,900 to approximately $32,800. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of June 30, 2013, the accrued amount was $12,648, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we have proceeded with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of June 30, 2013, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $12,648. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could result in us having additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

As of September 30, 2012, AFC had approximately 162 employees that were covered by collective bargaining or similar agreements. We consider our relationships with our unionized employees to be satisfactory. In June 2013, AFC’s collective bargaining and similar agreements were renegotiated and extended to June 2016. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.

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

As of June 30, 2013, we had outstanding debt of approximately $56,625, for which we are required to make principal and interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

AMERICAN PACIFIC CORPORATION

Date: August 9, 2013	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ DANA M. KELLEY
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

10.1 +

Severance Agreement, dated as of May 7, 2013, between American Pacific Corporation and Aslam Malik (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on May 10, 2013).

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

+   Management contract or compensatory arrangement.

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