Form 10-K
period 2013-09-30
AMERICAN PACIFIC CORP
filed 2013-12-13
CIK 350832

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

☐   Yes     ☒   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $172.4 million. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of common stock, $0.10 par value per share, outstanding as of November 29, 2013, was 7,954,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2013, are incorporated by reference into Part III of this report.

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to, statements about our business strategy and anticipated areas of, and basis for, growth, expectations of anticipated market conditions and our position to capitalize on such conditions, competition, competitive advantages, and the business environment in which we operate, our expectations and estimates for, and the future actions associated with, our environmental remediation efforts, possible changes in environmental regulations that may be applicable to us, the effect of accounting-related judgments and recent accounting standards on our financial statements, statements regarding our future operating results, cash flows, financial condition, profitability and capital expenditures, anticipated sources of, and trends in, revenue, including, without limitation, statements in the sections entitled “outlook” herein, as well as expectations of demand for and timing, pricing, magnitude, nature, and delivery of orders for our products, and all plans, expectations and intentions contained in this report that are not historical facts. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can,” “could,” “may,” “should,” “will,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “forecast,” “future,” or “intend” or the negative of these terms or similar words or expressions. Discussions containing such forward-looking statements may be found throughout this report. Moreover, statements in “Business,” “Risk Factors,” “Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, unless the context otherwise makes clear the direct and indirect subsidiaries and divisions of American Pacific Corporation.

We report our results based on a fiscal year which ends on September 30. References to “Fiscal” years refer to the 12 months ended or ending September 30 of the fiscal year referenced.

Item 1. Business (Dollars in Thousands)

OUR COMPANY

American Pacific Corporation and its predecessors have been engaged in chemical manufacturing since 1955. We are a leading custom manufacturer of fine chemicals and specialty chemicals within our focused markets. Through our Fine Chemicals segment, we supply active pharmaceutical ingredients (“APIs”) and registered intermediates to the pharmaceutical industry. Our Specialty Chemicals segment produces various perchlorate chemicals and is the only North American producer of rocket-grade ammonium perchlorate (“AP”) which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. We produce clean agent chemicals for the fire protection industry, as well as electro-chemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus have gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

We maintain a leading market position in each of our focused markets, which are characterized by high barriers to entry. Generally, these barriers include strategic customer relationships and long-term contracts, high switching costs due to intertwined technology between manufacturer and customer, a highly specialized workforce, proprietary processes and technologies, products regulated by the Underwriters Laboratory, regulatory factors, and manufacturing facilities that possess the necessary infrastructure to support potentially hazardous and technically challenging work.

Our focused markets require technically advanced, high quality products along with a strong service component as a result of the critical nature of the products that we supply. Often our mission critical products are embedded within the final end-product and some of our products have been supported through customer-funded product development investments. As a result, we have developed strategic relationships with our targeted customer base, which has led to our portfolio of sole-source and limited-source contracts. As the sole-source or limited-source supplier, we are generally the only contractor or one of only two or three contractors that has been qualified by the customer and/or regulatory agency to provide the particular product. We believe these relationships enable us to maintain leading market positions in our respective target markets.

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals and Other Businesses. The following table reflects the revenue contribution percentage from our business segments for the indicated Fiscal years:

	2013	2012	2011

Fine Chemicals	58%	60%	56%
Specialty Chemicals	38%	37%	42%
Other Businesses	4%	3%	2%

Total	100%	100%	100%

Segments. Please see Note 11 to our consolidated financial statements included in Item 8 of this report for a discussion on financial information for our segments for the past three fiscal years.

Geographic Areas. Please see Note 11 to our consolidated financial statements included in Item 8 of this report for financial information about geographic areas for the past three fiscal years.

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, or AMPAC-ISP. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. On June 4, 2012, we entered into an Asset Purchase Agreement with Moog Inc. (“Moog”) (the “Asset Purchase Agreement”), pursuant to which we sold to Moog substantially all of the assets of Ampac-ISP Corp., including all of the equity interests in its foreign subsidiaries (collectively, the “Purchased Assets”). Additionally, Moog assumed certain liabilities related to the operations and the Purchased Assets. The transaction was completed effective August 1, 2012. Please see Note 13 to our consolidated financial statements included in Item 8 of this report for further discussion of discontinued operations.

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

Overview. AFC is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products AFC sells are proprietary to our customers and used in existing drugs that are FDA approved and commercially available. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency (“EMA”) and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. AFC has distinctive competencies in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at large scale. Additionally, our technology offerings include large scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

We believe current trends in the pharmaceutical industry continue to provide us with an opportunity for long-term growth. The pharmaceutical markets we target are expected to continue to be driven by strong demand for products that use our core technologies, including anti-viral and oncology drugs, many of which are expected to benefit from the use of energetic chemistry or require high containment or other unique engineering expertise. Since a growing percentage of future drugs are anticipated to be based on chirally-pure material, we believe our investment in Simulated Moving Bed (“SMB”) technology may prove to be a strong, long-term competitive advantage for us. We believe there is a continuing trend toward more outsourcing by the pharmaceutical industry, especially for complex pharmaceutical ingredients that require specialized equipment or technologies, such as SMB or high-containment manufacturing, and chemicals that are sensitive from a proprietary standpoint.

AFC’s pipeline of development products continues to grow and diversify. Development products include research projects, products that are not yet commercialized, and products which are commercial but for which we are not the current commercial producer. Prior to Fiscal 2010, revenues from development products were approximately 5% of Fine Chemicals segment revenues. For Fiscal 2013, revenues from development products were 26%. We are targeting approximately 20% of revenues as an average, long-term goal for such sales. Typically, development product activities are the source of developing new long-term customer relationships and often lead to future core products.

Technologies and Facilities. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, and performing energetic chemistries at large scale. In Fiscal 2012, we added the capability and obtained the permits required to produce substances controlled by the U.S. Drug Enforcement Administration (“DEA”). We have invested significant resources in our facilities, workforce and technology base. We believe we are the U.S. leader in performing chiral separations using SMB technology and own and operate two large-scale SMB systems, both of which are among the largest in the world operating under cGMP. We offer a full range of SMB equipment and related services from laboratory-scale to our large systems. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and highly engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a large scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs. In addition, our Rancho Cordova, California facility is both U.S.-based and located within a secured industrial complex providing us with certain advantages for the large scale production of controlled substances. We have invested in the equipment and infrastructure necessary to manufacture these materials at large scale and have received all requested quotas. We currently hold both researcher and manufacturing registrations from the DEA for the development and commercial production of Schedule II – V controlled substances.

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

The following paragraphs highlight the key technical competencies we employ in the production of our Fine Chemical products. Any particular product or project may utilize a single technology or a combination of technologies. For example, energetic processes are highly complementary with SMB technologies. Disclosure below regarding that amount of revenue derived from a particular technology is based on the primary technology employed in the production process.

Energetic and Specialty Processes (“ESP”). Energetic chemistry offers a high-purity, high-yield route to producing certain chemical compounds. This is an important attribute since purity specifications for pharmaceutical products are extremely stringent. At present, numerous drugs currently on the market employ energetic chemistry platforms similar to those offered by AFC. Safe and reliable operation of a facility that practices energetic chemistry at a large scale requires a great deal of expertise and experience. AFC is one of a few companies in the world with the experience, facilities and the know-how to use energetic chemistry on a large scale under cGMP. Energetic chemistry has historically been used at AFC for the production of pharmaceutical fine chemicals used in anti-viral drugs, including those to treat HIV and influenza. Recently, we have seen an increase in the use of energetic chemistry to make drugs in other therapeutic areas, including central nervous system disorders (“CNS”), oncology and pain management. For Fiscal 2013, approximately 54% of AFC sales were derived from products that involved energetic and other specialty processes. Specialty processes include technically challenging processes, including the manufacture of chemical compounds referred to as nucleosides and nucleotides.

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

There is currently limited competition in the market for manufacturing chemical compounds that require high containment, in particular at high volumes, as it requires highly-engineered facilities and a high level of expertise to safely and effectively manufacture these chemicals at large scale. Entry into this market also requires a significant capital investment for specialized facilities and highly trained personnel if the market entrant does not already have access to such facilities and expertise. For Fiscal 2013, approximately 11% of AFC sales were derived from sales of high potency and cytotoxic compounds.

Simulated Moving Bed. SMB represents an example of a proven technology that addresses the requirement for chirally pure drugs. Drug chemical molecules often have two mirror image shapes that are not super imposable, which are denoted as chiral. These molecules have an identical atomic structure; however, the three-dimensional shapes are different. Each shape is called an enantiomer, and together, the two enantiomers are called a racemic mixture. Often, one of the shapes (the preferred enantiomer) has therapeutic value and the other does not. The undesirable enantiomer can often cause harmful side effects. As a result, the FDA favors chirally-pure drugs (drugs composed of a single enantiomer) when practical. SMB is a continuous chromatography technology that has the capability to cost effectively separate enantiomers in the laboratory, as well as in full scale production, at a very high quality. This results in a more attractive solution for the customer and the ultimate end-user. Several techniques are available to achieve this chiral purity. The desired enantiomer can be isolated from the other by techniques such as chromatography or by other means such as chemical resolution, or produced by techniques such as asymmetric synthesis.

SMB chromatography is a continuous separation technique based on the principles of chromatography. SMB technology was developed in the early 1960s for the petroleum industry and was applied to pharmaceutical manufacturing in the 1990s. Since SMB chromatography is a technique for separating binary mixtures, it is ideally suited for the separation of enantiomers. SMB chromatography has been successfully used and approved by the FDA for the preparation of chirally-pure drugs. The technique allows for efficient separation of a racemic mixture into its enantiomers. In some cases, SMB chromatography can supplant a traditional manufacturing process by simplifying and reducing the cost of manufacturing. Other uses of SMB technology for the preparation of pharmaceutical ingredients include the purification of a mixture of chemicals. The primary application in this area is the purification of naturally-derived chemical compounds. We have also extended the use of SMB for the removal of “troublesome impurities” and for the recovery of desired product from various side streams, thus increasing the recovery of the desired product (concept trademarked by AFC as SMB Mining). For Fiscal 2013, approximately 28% of AFC sales were derived from products that rely on SMB technology.

Controlled Substance. Controlled substances are a class of compounds that are controlled by the DEA under federal statutes and are classified as Schedule I – V compounds. Manufacturers of controlled substances must hold valid DEA registrations, meet strict security and operating standards to produce these materials with a high level of material accountability, comply with the Controlled Substances Act, and obtain a quota from the DEA for the calendar year. Our high security facilities in Rancho Cordova, California offer us a unique advantage in providing many of the controls required for handling of these compounds. We completed a production line and related infrastructure required for producing Schedule II controlled substances in late Fiscal 2011. The facility was successfully inspected by the DEA and a Schedule II – V manufacturer registration was issued to AFC in Fiscal 2012. The DEA granted AFC a researcher registration for Schedule II – V controlled substances in Fiscal 2007.

The manufacture of controlled substances for U.S. consumption is highly regulated and limited to only a handful of U.S. manufacturers. Under the Controlled Substances Import and Export Act, it is unlawful to import into the U.S. from any place outside thereof any controlled substance in Schedule I or II, or any narcotic, except in any case in which the U.S. Attorney General finds that competition among domestic manufacturers of the controlled substance is inadequate. Consequently, foreign competition for the supply of controlled substances is limited. In addition, AFC’s expertise and experience in producing drugs that require high containment and energetic chemistry, in particular at large volumes, provides an additional competitive advantage in this area. For Fiscal 2013, approximately 4% of AFC sales were derived from products considered controlled substances, all of which were related to development products.

Biocatalysis. One of our newest technology offerings is biocatalysis. This is a developing technology within the industry. Biocatalysis is the use of a catalyst, such as an enzyme, to complete a chemical transformation. After examining the technology from technical, capacity and business development standpoints, we entered into a collaboration agreement with Codexis, Inc. (“Codexis”), an industry leader in this field. Codexis develops proprietary enzymes, the backbone of the technology. Our agreement provides us access to their enzymes as well as their technical resources. Biocatalysis is complementary to our SMB technology. In addition, processes based on biocatalysis can be deployed at our facilities without additional capital investment, making this technology a very efficient and cost-effective tool.

Continuous Processing. A second developing technology in our industry is continuous processing. We have extensive experience with this technology and have recently started to market this technology for pharmaceutical applications. This technology offers the potential to generate large volumes of material with a relatively small fixed asset footprint and labor need. Earlier this year, we entered into a collaboration agreement with Proteaf Technologies LLC (“Proteaf”) to further expand our offerings in this technology area. Proteaf offers scalable, application-specific solutions using continuous processing techniques for manufacturers of pharmaceutical ingredients and other specialty chemicals. This partnership gives AFC access to the latest continuous processing equipment.

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

Customers and Markets. We have established long-term and in some cases, sole-source contracts with customers that represent the majority of our revenues. Contracts that are not sole-source are limited-source, considering the nature of our industry and the products we manufacture. The inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective, custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier. For example, applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and refiling with the FDA and other regulatory authorities around the world.

The specific identities of most of our customers are contractually restricted as confidential, subject to certain terms and conditions such as consent or regulatory requirements. Our current customers include both multinational pharmaceutical companies as well as emerging and development-stage pharmaceutical companies. AFC maintains multiyear manufacturing agreements with several large pharmaceutical and biopharmaceutical companies for annual supply of products.

Gilead Sciences, Inc. (“Gilead”) is a significant Fine Chemicals customer. For Fiscal 2013, revenues from Gilead exceeded 10% of our consolidated revenues.

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

To compete successfully in the pharmaceutical fine chemicals manufacturing business, we believe that manufacturers must have a broad base of core technologies, world-class manufacturing capabilities and the ability to deliver products on a timely basis at competitive prices. Maintaining compliance with various regulatory requirements, such as cGMP, is also a differentiator. We believe manufacturers must also augment their capabilities with a complete line of complementary services, including process development/engineering, process improvement (from initial synthesis of a new drug candidate through market launch and into commercialization), and continuous improvement. As new projects and products have become increasingly complex and incorporate more challenging timelines, greater importance is being placed on the development of strong customer-supplier relationships.

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

High Containment	Energetic and Specialty Processes	Simulated Moving Bed

SAFC (1)	Group Novasep SAS	Group Novasep SAS
Helsinn	OmniChem (2)	SAFC (1)
Cambrex Corp.	Orgomol (3)	Daicel Chemical Industries, Ltd.
OmniChem (2)	Cambrex Corp.

(1)	the fine chemicals division of Sigma-Aldrich Corporation
(2)	a component of the pharmaceuticals division of Ajinomoto Company
(3)	a subsidiary of BASF

OUR SPECIALTY CHEMICALS SEGMENT

Our Specialty Chemicals segment is principally engaged in the production of perchlorates, which include several grades of ammonium perchlorate (“AP”), sodium perchlorate and potassium perchlorate. Sales of perchlorates represented 89% of the segment’s revenues for Fiscal 2013. In addition, we produce and sell sodium azide, a chemical primarily used in pharmaceutical manufacturing, and Halotron®, a series of clean fire extinguishing agents used in fire extinguishing products ranging from portable fire extinguishers to total flooding systems.

PERCHLORATE PRODUCTS

Overview. We have supplied rocket-grade AP for use in space and defense programs for over 50 years, and we have been the only rocket-grade AP supplier in North America since 1998, when we acquired the AP business of our principal competitor, Kerr-McGee Chemical Corporation (“KMCC”). AP is a key component of solid propellant rockets, booster motors and missiles that are utilized in U.S. Department of Defense (“DOD”) tactical and strategic missile programs, as well as various space programs such as the Delta and Atlas families of commercial space launch vehicles and space exploration programs for the National Aeronautics and Space Administration (“NASA”). There is currently no domestic alternative to the use of these solid rocket motors for national security applications. As a result, we believe that the U.S. government views us as a strategic national resource.

AP is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in national defense, space exploration and commercial satellite transportation programs. We expect the AP volume for tactical and strategic missiles to continue at the current levels, and the DOD applications are expected to provide the steady basis for AP demand. A significant number of launch vehicles that provide access to space use solid propellant and thus depend, in part, upon AP.

We supply AP for use in a number of defense programs, including the Army’s Guided Multiple Launch Rocket System (“GMLRS”) program and the Navy’s Standard Missile and D5 Fleet Ballistic Missile programs. Our principal space customers are Alliant Techsystems, Inc. (“ATK”) for the Space Launch System (“SLS”) and the Delta family of commercial rockets, and Aerojet Rocketdyne, Inc. (“Aerojet”) for the Atlas family of commercial rockets. We have supplied AP to certain foreign defense programs and commercial space programs, although export sales of AP are not significant. The exporting of AP is subject to federal regulation that strictly limits our foreign sales of AP. We obtain export licenses on a case by case basis which are dependent upon the ultimate use of our product.

While the U.S. government budgeting process will affect the total demand for rocket-grade AP, we expect volume within the range of 2.5 million to 5.0 million pounds per year. Further, we expect that unit pricing will continue to vary inversely to volume. As a result, we forecast that this segment will continue to achieve reliable annual revenues, without significant growth opportunities.

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

In addition, there are other commercial concepts such as the Liberty System which are also expected to use AP. The potential demand for these systems is not included in the current forecasts and would represent an increase in demand for AP, but would not have a significant impact on revenues due to our pricing structure.

We have little ability to directly influence the demand for rocket-grade AP. In addition, demand for rocket-grade AP is program-specific and dependent upon, among other things, governmental appropriations. Any decision to delay, reduce or cancel programs could have a significant adverse effect on our results of operations, cash flow and financial condition. However, our ability to adjust pricing through customer agreements and catalog pricing should help to mitigate the degree of the effect on our financial performance.

We also produce and sell a number of other grades of AP and different types and grades of sodium and potassium perchlorates (collectively “other perchlorates”). Other perchlorates have a wide range of prices per pound, depending upon the type and grade of the product. Other perchlorates are used in a variety of applications, including munitions, explosives, propellants, perchloric acid, initiators, electronics, batteries, plastics, electro machining and porcelain. Some of these applications are in a development phase, and there can be no assurance of the success of these initiatives.

Perchlorate products accounted for 34%, 33% and 37% of consolidated revenues in Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.

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

ATK is a significant AP customer. We sell rocket-grade AP to ATK under a long-term contract, initially established in 1997, that requires us to maintain a ready and qualified capacity for rocket-grade AP and that requires ATK to purchase its rocket-grade AP requirements from us, subject to certain terms and conditions. Under the long-term contract, pricing varies inversely to volume and includes annual escalations. In May 2013, we extended our contract with ATK to include Fiscal 2014 through Fiscal 2016 and established a price volume matrix that provides fixed pricing for annual rocket-grade AP volumes ranging from 2.5 million to 7.5 million pounds.

Aerojet is also a significant AP customer. For Fiscal 2013, revenues from Aerojet exceeded 10% of our consolidated revenues.

Technologies and Facilities. We produce AP at our Iron County, Utah, manufacturing facility, which utilizes our proprietary electrochemical technology and is ISO 9001, ISO 14000 and OHSAS 18000 certified. The facility is the only one of its kind in North America. Its construction financing was supported in 1988 by the U.S. government due to the strategic importance of AP to the U.S. government’s access to space and for military applications.

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

Competition. Upon consummation of the acquisition of certain assets and rights of KMCC in 1998, we became the sole North American commercial producer of perchlorate chemicals. Based on the current size of the AP market, the rigorous and time-consuming requirements to qualify as an AP supplier for government or commercial launch vehicles, and the high capital requirements for building an AP manufacturing facility, we believe building a competing facility in North America is not a viable option for a potential competitor.

We are aware of production capacity for perchlorate chemicals (including AP) in France, Japan, Brazil, China, India and possibly Taiwan. Although we have limited information with respect to these facilities, we believe that these foreign producers are not approved as AP suppliers for most DOD or NASA programs, which represent the majority of domestic AP demand. In addition, we believe that the rigorous and sometimes costly DOD or NASA program qualification processes, the strategic nature of such programs, the high cost of constructing a perchlorate chemicals facility, and our established relationships with key customers constitute significant hurdles to entry for prospective competitors.

SODIUM AZIDE

In July 1990, we entered into agreements with Dynamit Nobel A.G. under which it licensed to us its technology and know-how for the production of sodium azide. Thereafter, commencing in 1992, we constructed a production facility for sodium azide adjacent to our perchlorate manufacturing facility in Iron County, Utah, and began selling sodium azide in 1993. Sodium azide products accounted for 2% of consolidated revenues in each of Fiscal 2013, Fiscal 2012 and Fiscal 2011.

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

Competition. We believe that current competing sodium azide production capacity includes at least one producer in Japan and at least three substantial producers in India, including Island Veer Chemie, Corvine, and Alkali Metals.

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

Halon 1211 is a streaming agent (where the agent is discharged manually toward a target) used in hand-held fire extinguishers. Halon 1301 is used in fixed total flooding systems (where discharges are made automatically to “flood” a space to a predetermined concentration within a confined space), for example, in computer rooms and engine compartments. Both halon 1211 and 1301 are still used in the U.S. and elsewhere on a much more limited basis than in the periods prior to 1994.

Halotron I is based on a class II substance (as defined by the Protocol) raw material which has a near zero ozone depletion potential. Class II substances are, according to current adjustments and amendments to the Protocol (which evolve over time), subject to a new production phase out between 2015 and 2030, depending on the country.

Halotron products accounted for 2%, 2% and 3% of consolidated revenues in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

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

The end-user market for non-halon clean fire extinguishing agents is generally divided into five application segments: (i) industrial, (ii) commercial, (iii) military, (iv) civil aviation and (v) maritime, with industrial and commercial being the largest. The industrial segment includes manufacturing plants, computer component clean rooms and telecommunications facilities. The commercial segment includes general office buildings spaces and computer data rooms.

We also actively market Halotron I into foreign countries which include Canada, India, Indonesia, Korea, Pakistan, the Philippines, Saudi Arabia, Singapore and Thailand, among others. The primary market for Halotron II, which is sold in limited volume, is Scandinavia. Additional markets for Halotron II, primarily in UL-listed hardware to be sold in the U.S., are under development.

Competition. The primary competing product to Halotron I is FE36™, manufactured by DuPont. It is a hydrofluorocarbon-based (HFC-based) product that is sold in UL-listed portable fire extinguishers through one major OEM. There remains a small recycled halon 1211 market that competes with Halotron I. The other principal competing product to Halotron I in the conventional agent category (not clean agents) is an ABC dry chemical (mono ammonium phosphate), which is the highest volume product component in portable fire extinguishers and is offered by all fire extinguisher manufacturers in the U.S. This agent is substantially less expensive than Halotron I. Carbon dioxide is a clean agent and competitor; however, it is much less effective. Another competing product line is the Novec™ series from 3M™ Company. Novec 1230 is commercialized with limited market share of the total flooding market and it is not currently offered broadly in UL-listed portable fire extinguishers.

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

FDA AND SIMILAR REGULATORY AGENCIES. AFC produces pharmaceutical ingredients in accordance with cGMP. Its facilities are designed and operated to satisfy regulatory agencies such as the FDA, the EMA and Japan’s PMDA. AFC’s regulatory status is maintained via comprehensive quality systems in compliance with FDA requirements set forth in the U.S. Code of Federal Regulations (21 CFR Parts 210 and 211). Regulatory authorities mandate, by law, the use of cGMP throughout the production of APIs and registered intermediates. The cGMP guidelines cover a broad range of quality systems, including manufacturing activities, quality assurance, facilities, equipment and materials management, production and in-process controls, storage and distribution, laboratory control, validation and change control, as well as the documentation and maintenance of records for each. All of these functions have a series of critical activities associated with them. In addition, manufacturing equipment, scientific instruments and software must be validated and their use documented. AFC also produces pharmaceutical ingredients classified as controlled substances by the DEA. Compliance with these regulations requires strict adherence to security, custody, recordkeeping and similar matters.

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

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. EPA. In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report was issued May 29, 2013. We continue to monitor activities and currently expect, based on EPA statements, that the earliest a final regulation is expected to be published is December 2014. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

From time to time, we held discussions with NDEP to formalize our remediation efforts in an agreement. In June 2013, we entered into an Administrative Order on Consent (the “AOC”) with NDEP. We have been conducting our remediation efforts in cooperation with NDEP. Accordingly, the formalization of our remediation efforts under an AOC had no significant effect on our scope of activities or cost estimates. Significant terms of the AOC include:

—	formalizing the oversight of ongoing or modified remediation efforts required by NDEP;

—	procedures for reimbursing NDEP for past and future oversight costs;

—	providing NDEP with enforcement mechanisms to ensure compliance with the AOC, including stipulated penalties for failures to comply with certain requirements under the AOC;

—	preservation of AMPAC’s right to make future cost recovery or contribution claims;

—	providing a procedure for closing parts or all of the remediation efforts once goals are achieved; and

—	resolving certain environmental liability claims that NDEP might have had without the AOC.

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

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicated groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) was moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this slower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of 50 years. As a result of this additional data, related model interpretations and consultations with NDEP, we reevaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion included installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

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

In September 2012, we commenced initial operation of the Expansion Project with planned start up activities completed in Fiscal 2013. System optimization will continue in Fiscal 2014. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rates and targeted perchlorate mass destruction rates, the life of the project could range from five to 18 years from the date that the Expansion Project was placed in service. Further, the data indicates that within that range, seven to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs through 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that leads to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate future O&M costs, we consider, among other factors, the remaining project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. We estimate average annual O&M costs to range from approximately $1,800 to $2,100. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

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

As of September 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,300 to approximately $32,000. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2013, the accrued amount was $11,947, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet Rocketdyne, Inc., a wholly-owned subsidiary of GenCorp, Inc. (“GenCorp”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC as part of its operations, CERCLA, among other things, provides for joint and severable liability for environmental liabilities including, for example, environmental remediation expenses.

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

OTHER MATTERS

BACKLOG.

Fine Chemicals. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $90,300 and $80,500 as of September 30, 2013 and 2012, respectively. We anticipate order backlog as of September 30, 2013 to be substantially filled during Fiscal 2014. The amount in backlog can fluctuate and is dependent on a number of factors, including the timing of when customers issue purchase orders to AFC.

Specialty Chemicals. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $28,000 and $25,100 as of September 30, 2013 and 2012, respectively. We anticipate order backlog as of September 30, 2013 to be substantially filled during Fiscal 2014. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

INTELLECTUAL PROPERTY. Most of our intellectual property consists of trade secrets, patents, and know-how. In addition, our intellectual property includes our name, exclusive and nonexclusive licenses to other patents, and trademarks. The following are registered U.S. trademarks and service marks pursuant to applicable intellectual property laws and are the property of the Company: AMPAC (with logo)®, CHLORMASTER®, EXCEEDING CUSTOMER EXPECTATIONS®, HALOTRON®, ODORMASTER®, PEPCON®, POLYFOX®, SMB MINING®, TURBO SMBTM, and MagRALATM. In addition, we have various foreign registrations for AMPAC (with logo) and HALOTRON.

RAW MATERIALS AND MANUFACTURING COSTS. The principal elements comprising our cost of sales are raw materials, processing aids, component parts, utilities, direct labor, manufacturing overhead (purchasing, receiving, inspection, warehousing, safety, and facilities), waste, depreciation and amortization. A substantial portion of the total cash costs of operating our Specialty Chemicals and Fine Chemicals plants, consisting mostly of labor and overhead, are largely fixed in nature.

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

EMPLOYEES. At September 30, 2013, we employed approximately 530 persons in executive, administrative, sales and manufacturing capacities. We consider our relationships with our employees to be satisfactory.

At September 30, 2013, approximately 176 employees of our Fine Chemicals segment were covered by a collective bargaining agreement which expires in June 2016.

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

Most of the perchlorate chemicals we produce, which accounted for 89% of our revenues in the Specialty Chemicals segment for Fiscal 2013 and approximately 34% of our consolidated revenues for Fiscal 2013, are purchased by two customers. Should our relationship with any of our major Specialty Chemicals customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if any of our major Specialty Chemicals customers substantially reduced their volume of purchases from us or otherwise delayed some or all of their purchases from us, it could have a material adverse effect on our financial position, results of operations and cash flows. Should one of our major Specialty Chemicals customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations and cash flows.

Furthermore, our Fine Chemicals segment’s success is largely dependent upon the manufacturing by AFC of a limited number of active pharmaceutical ingredients and registered intermediates for a limited number of key customers. One customer of AFC accounted for 28% of our consolidated revenue and the top two customers of AFC accounted for 64% of its revenues, and 37% of our consolidated revenues, in Fiscal 2013. Negative developments in these customer relationships or in either of the customer’s business, or failure to renew or extend certain contracts, may have a material adverse effect on the results of operations of AFC. Moreover, from time to time key customers have reduced their orders, and one or more of these customers might reduce their orders in the future, or one or more of them may attempt to negotiate lower prices, any of which could have a similar negative effect on the results of operations of AFC. If the pharmaceutical products that AFC’s customers produce using its compounds experience any problems, including problems related to their safety or efficacy, delays in filing with or approval by the FDA, or other regulatory agencies, failures in achieving success in the market, expiration or loss of patent/regulatory protection, or competition, including competition from generic drugs, these customers may substantially reduce or cease to purchase AFC’s compounds, which could have a material adverse effect on the revenues and results of operations of AFC.

The inherent limitations of our fixed-price or similar contracts may impact our profitability.

A substantial portion of our revenues are derived from our fixed-price or similar contracts. When we enter into fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Many of our fixed-price or similar contracts require us to provide a customized product over a long period at a preestablished price or prices for such product. For example, when AFC is initially engaged to manufacture a product, we often agree to set the price for such product, and any time-based increases to such price, at the beginning of the contracting period and prior to fully testing and beginning the customized manufacturing process. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total estimated contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs, or external factors that may impact contract costs, fixed prices or profit yields, such as fluctuations in international currency exchange rates, may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Ultimately, fixed-price contracts and similar types of contracts present the inherent risk of unreimbursed cost overruns and unanticipated external factors that negatively impact contract costs, fixed prices or profit yields, any of which could have a material adverse effect on our operating results, financial condition, or cash flows. Moreover, to the extent that we do not anticipate the increase in cost or the effect of external factors over time on the production or pricing of the products which are the subject of our fixed-price contracts, our profitability could be adversely affected.

The numerous and often complex laws and regulations and regulatory oversight to which our operations and properties are subject, the cost of compliance, and the effect of any failure to comply could reduce our profitability and liquidity.

The nature of our operations subject us to extensive and often complex and frequently changing federal, state, local and foreign laws and regulations and regulatory oversight, including with respect to emissions to air, discharges to water and waste management as well as with respect to the sale and, in certain cases, export of controlled products. For example, in our Fine Chemicals segment, modifications, enhancements or changes in manufacturing sites of approved products are subject to complex regulations of the FDA, and, in many circumstances, such actions may require the express approval of the FDA, which in turn may require a lengthy application process and, ultimately, may not be obtainable. The facilities of AFC are periodically subject to scheduled and unscheduled inspection by the FDA and other governmental agencies. Operations at these facilities could be interrupted or halted if such inspections are unsatisfactory and we could experience fines and/or other regulatory actions if we are found not to be in regulatory compliance. AFC’s customers face similarly high regulatory requirements. Before marketing most drug products, AFC’s customers are required to obtain approval from the FDA based upon preclinical testing, clinical trials showing safety and efficacy, chemistry and manufacturing control data, and other data and information. The generation of these required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. In some cases, approval is required from other regulatory agencies such as the DEA. Even if AFC’s customers are successful in obtaining all required premarketing approvals, postmarketing requirements and any failure on either AFC’s or its customers’ part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products.

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

Moreover, in other areas of our business, we, like other government and military subcontractors, are subject indirectly in many cases to government contracting regulations and the additional costs, burdens and risks associated with meeting these heightened contracting requirements. Failure to comply with government contracting regulations may result in contract termination, the potential for substantial civil and criminal penalties, and, under certain circumstances, our suspension and debarment from future U.S. government contracts for a period of time. For example, these consequences could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. In addition, the U.S. government and its principal prime contractors periodically investigate the U.S. government’s subcontractors, including with respect to financial viability, as part of the U.S. government’s risk assessment process associated with the award of new contracts. Consequently, for example, if the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government subcontractor would be impaired. Further, a portion of our business involves the sale of controlled products overseas, such as supplying ammonium perchlorate, or “AP,” to various foreign defense programs and commercial space programs. Foreign sales subject us to numerous additional complex U.S. and foreign laws and regulations, including laws and regulations governing import-export controls applicable to the sale and export of munitions and other controlled products and commodities, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. The costs of complying with the various and often complex and frequently changing laws and regulations and regulatory oversight applicable to us and the businesses in which we engage, and the consequences should we fail to comply, even inadvertently, with such requirements, could be significant and could reduce our profitability and liquidity.

A significant portion of our business is based on contracts with contractors or subcontractors to the U.S. government and these contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

Sales to U.S. government prime contractors and subcontractors represent a significant portion of our business. We also make sales to the U.S. government from time to time. In Fiscal 2013, our Specialty Chemicals segment generated approximately 30% of consolidated revenues, primarily sales of rocket-grade AP, from sales to U.S. government prime contractors and subcontractors. Funding of U.S. governmental programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and NASA programs may fluctuate from year to year and specific programs, in connection with which we may receive significant revenue, may be terminated or curtailed.

Government fiscal year 2013 ended on September 30, 2013 without Congress completing work on any government fiscal year 2014 appropriations bills. Congress also failed to reach an agreement prior to the start of the government fiscal year 2014 on a short-term continuing resolution to temporarily fund the government, resulting in a partial government shutdown. When agreement was ultimately reached to fund the government in the new fiscal year, a short-term current resolution (which expires January 2014) was used rather than a government fiscal year 2014 appropriation for most government agencies. Additionally, absent a larger budget deal, Sequestration, under the terms of the Budget Control Act of 2012, remains in effect for government fiscal year 2014, forcing DOD and NASA to undergo another round of budget cuts beginning on January 1, 2014. A decline in government expenditures or any failure by Congress to appropriate additional funds to any program in which we or our customers participate, or any contract modification as a result of funding changes, could materially delay or terminate the program for us or for our customers.

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

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicated groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) was moving toward our existing remediation facility at a much slower pace than previously estimated. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion included the installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”).

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

In September 2012, we commenced initial operation of the Expansion Project with planned start-up activities completed in Fiscal 2013. System optimization will continue in Fiscal 2014. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

As of September 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,300 to approximately $32,000. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2013, the accrued amount was $11,947, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

Other Environmental Matters. As part of our acquisition of the fine chemicals business of GenCorp Inc., AFC leased 241 acres of land on a Superfund site in Rancho Cordova, California, owned by Aerojet Rocketdyne, Inc., a wholly-owned subsidiary of GenCorp Inc. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, has very strict joint and several liability provisions that make any “owner or operator” of a “Superfund site” a “potentially responsible party” for remediation activities. AFC could be considered an “operator” for purposes of CERCLA and, in theory, could be a potentially responsible party for purposes of contribution to the site remediation, although we received a letter from the EPA in November 2005 indicating that the EPA does not intend to pursue any clean up or enforcement actions under CERCLA against future lessees of the Aerojet property for existing contamination, provided that the lessees do not contribute to or do not exacerbate existing contamination on or under the Superfund site. Additionally, pursuant to the EPA consent order governing remediation for this site, AFC must abide by certain limitations regarding construction and development of the site which may restrict AFC’s operational flexibility and require additional substantial capital expenditures that could negatively affect the results of operations for AFC.

Although we have established an environmental reserve for remediation activities in Henderson, Nevada, given the many uncertainties involved in assessing environmental liabilities, our environmental-related risks may exceed any related reserves.

As of September 30, 2013, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $11,947. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could result in our having additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

Our operations involve the handling, production, storage and disposal of potentially explosive or hazardous materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that shut down (on a short-term basis or for longer periods) or otherwise disrupt our manufacturing operations and could cause production delays. Our manufacturing operations could also be the subject of an external or internal event, such as a terrorist attack or external or internal accident, that, despite our security, safety and other precautions, results in a disruption or delay in our operations. It is possible that a release of hazardous materials or other dangerous chemicals from one of our facilities or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. For example, on May 4, 1988, our former manufacturing and office facilities in Henderson, Nevada were destroyed by a series of massive explosions and associated fires. Extensive property damage occurred both at our facilities and in immediately adjacent areas, the principal damage occurring within a three-mile radius. Production of AP ceased for a 15-month period following that incident. Significant interruptions were also experienced in our other businesses, which occupied the same or adjacent sites. There can be no assurance that another incident would not interrupt some or all of the activities carried on at our current AP manufacturing site. The use of our products in applications by our customers could also result in liability if an explosion, fire or other similarly disruptive event were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability and could cause us to incur additional costs and liabilities.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.

Key raw materials used in our operations include sodium chlorate, graphite, ammonia, sodium metal, nitrous oxide, HCFC-123 and hydrochloric acid. We closely monitor sources of supply to assure that adequate raw materials and other supplies and components needed in our manufacturing processes are available. In addition, as a supplier to U.S. government contractors or subcontractors, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous government and/or customer specifications. If a supplier provides us raw materials or other supplies or components that are deficient or defective or if a supplier fails to provide us such materials, supplies or components in a timely manner or at all, we may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. In addition, as business conditions, the U.S. defense budget, and congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping or in fact drop low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The qualification process may impact our profitability or ability to meet contract deliveries and/or delivery timelines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than we have with our regular suppliers. We are further impacted by the cost of raw materials used in production on fixed-price contracts. The increased cost of natural gas and electricity also has a significant impact on the cost of operating our Specialty Chemicals segment facility.

AFC uses substantial amounts of raw materials in its production processes, in particular chemicals, including specialty and bulk chemicals, which include petroleum-based solvents. Increases in the prices of raw materials which AFC purchases from third party suppliers could adversely impact operating results. In certain cases, the customer either provides some of the raw materials which are used by AFC to produce or manufacture the customer’s products or requires AFC to use a particular or limited number of suppliers for a raw material. Failure to receive raw materials in a timely manner, whether from a third-party supplier or a customer, could cause AFC to fail to meet production schedules and adversely impact revenues and operating results. A delay in the arrival of a shipment of raw materials from a third party supplier could have a significant impact on AFC’s ability to meet its contractual commitments to customers. Certain key raw materials are obtained from sources from outside the U.S., including the People’s Republic of China. Factors that can cause delays in the arrival of raw materials include weather or other natural events, political unrest in countries from which raw materials are sourced or through which they are delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers. In addition, the availability of certain chemicals is subject to DEA quotas.

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

Each of our Specialty Chemicals and Fine Chemicals segments produces products that are highly customized, require high levels of precision to manufacture and are subject to exacting customer and other requirements, including strict timing and delivery requirements. For example, our Fine Chemicals segment produces chemical compounds that are difficult to manufacture, including highly energetic and highly toxic materials. These chemical compounds are manufactured to exacting specifications of our customers’ filings with the FDA and other regulatory authorities worldwide. The production of these chemicals requires a high degree of precision and strict adherence to safety and quality standards. Regulatory agencies, such as the FDA and the European Medicines Agency, or EMA, have regulatory oversight over the production process for many of the products that AFC manufactures for its customers. For controlled substances, compliance with DEA regulations is also required. AFC employs sophisticated and rigorous manufacturing and testing practices to ensure compliance with the FDA’s cGMP guidelines and the International Conference on Harmonization Q7A. Because the chemical compounds produced by AFC are so highly customized, they are also subject to customer acceptance requirements, including strict timing and delivery requirements. If AFC is unable to adhere to the standards required or fails to meet the customer’s timing and delivery requirements, the customer may reject the chemical compounds. In such instances, AFC may also be in breach of its customer’s contract.

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

As of September 30, 2013, AFC had approximately 176 employees that were covered by a collective bargaining agreement. We consider our relationships with our unionized employees to be satisfactory. In June 2013, AFC’s collective bargaining agreement was renegotiated and extended to June 2016. If we are unable to negotiate acceptable new agreements with the union representing these employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if AFC is successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase AFC’s operating costs and could adversely affect its profitability. If the unionized workers were to engage in a strike or other work stoppage, or other nonunionized operations were to become unionized, AFC could experience a significant disruption of operations at its facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of its major customers or suppliers could also have similar effects on AFC.

The pharmaceutical fine chemicals industry is a capital-intensive industry and if AFC does not have sufficient financial resources to finance the necessary capital expenditures, its business and results of operations may be harmed.

The pharmaceutical fine chemicals industry is a capital-intensive industry. Consequently, AFC’s capital expenditures consume cash from our Fine Chemicals segment and our other operations and may also consume cash from borrowings. Increases in capital expenditures may result in low levels of working capital or require us to finance working capital deficits, and such financing may be costly or even unavailable given ongoing conditions of the credit markets in the U.S. Changes in the availability, terms and costs of capital or a reduction in credit rating or outlook could cause our cost of doing business to increase and place us at a competitive disadvantage. These factors could substantially constrain AFC’s growth, increase AFC’s costs and negatively impact its operating results.

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

Other than the sale of AP, for which we are the only North American provider, we face competition in all of the other industries in which we participate. Many of our competitors have financial, technical, production, marketing, research and development and other resources substantially greater than ours. As a result, they may be better able to withstand the effects of periodic economic or business segment downturns. Moreover, barriers to entry, other than capital availability, are low in some of the product segments of our business. Consequently, we may encounter intense bidding for contracts. Capacity additions or technological advances by existing or future competitors may also create greater competition, particularly in pricing. Further, the pharmaceutical fine chemicals market is fragmented and competitive. Pharmaceutical fine chemicals manufacturers generally compete based on their breadth of technology base, research and development and chemical expertise, flexibility and scheduling of manufacturing capabilities, safety record, regulatory compliance history and price. AFC faces increasing competition from pharmaceutical contract manufacturers, in particular competitors located in the People’s Republic of China and India, where facilities, construction and operating costs are significantly lower. If AFC is unable to compete successfully, its results of operations may be materially adversely impacted. Furthermore, there is a worldwide over-capacity of the ability to produce sodium azide, which creates significant price competition for that product. Maintaining and improving our competitive position will require continued

investment in our existing and potential future customer relationships as well as in our technical, production, and marketing operations. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from the sale of our products.

Due to the nature of our business, our sales levels may fluctuate, causing our quarterly operating results to fluctuate.

Our quarterly and annual sales are affected by a variety of factors that could lead to significant variability in our operating results, including as a result of the actual placement, timing and delivery of orders for new and/or existing products. In our Specialty Chemicals segment, the need for our products is generally based on contractually defined milestones that our customers are bound by and these milestones may fluctuate from quarter to quarter resulting in corresponding sales fluctuations. In our Fine Chemicals segment, some of our products require multiple steps of chemistry, the production of which can span multiple quarterly periods. Revenue is typically recognized after the final step and when the product has been delivered to and accepted by the customer. As a result of this multi-quarter process, revenues and related profits can vary from quarter to quarter. Consequently, due to factors inherent in the process by which we sell our products, changes in our operating results may fluctuate from quarter to quarter and could result in volatility in our common stock price.

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

Although we undertake a due diligence investigation of each acquisition target that we pursue, there may be liabilities of the acquired companies or assets that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the ultimate actual liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

Acquisitions, divestitures and other strategic transactions are inherently risky, and we cannot provide any assurance that our previous or future transactions will be successful. The inability to effectively manage the risks associated with these transactions could materially and adversely affect our business, financial condition or results of operations.

We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions, our liquidity or our financial condition.

As of September 30, 2013, we had outstanding debt of approximately $55,500, for which we are required to make principal and interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

As of September 30, 2013, we had unfunded pension obligations, including the current and non-current portions, of $30,576 on a projected benefit obligation basis. The cost of our defined benefit pension plans is recognized through operations over extended periods of time and involves many uncertainties during those periods of time. Our funding policy for our U.S. tax-qualified defined benefit pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Changes in these and related factors can affect our estimates of pension obligations. Additionally, significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.

We have unfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $19,390 on a projected benefit obligation basis as of September 30, 2013. Declines in the value of plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.

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

We have numerous patents, patent applications, exclusive and nonexclusive licenses to patents, and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by us to protect our proprietary and intellectual property rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies that could circumvent the future need to use our intellectual property, thereby reducing its value. They may also attempt to invalidate patent rights that we own directly or that we are entitled to exploit through a license. If we are unable to adequately protect and utilize our intellectual property or proprietary rights, our results of operations may be adversely affected.

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

The market price of our common stock has been highly volatile during the past several years. For example, during Fiscal 2013, the highest closing sale price for our common stock was $54.76 and the lowest closing sale price for our common stock was $11.26. The realization of any of the risks described in these Risk Factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Moreover, the market price of our common stock may fluctuate substantially due to many factors, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information regarding our properties at September 30, 2013 (dollars in thousands):

Location	Principal Use	Approximate Area or Floor Space	Status	Approximate Annual Rent

(a) Iron County, UT	Specialty Chemicals and Water Treatment Equipment Manufacturing Facilities	258 Acres Occupied 5,000 Acres Total	Owned	N/A
(b) Rancho Cordova, CA	Fine Chemicals Manufacturing Facility	241 Acres	Owned/Leased	$0
(c) La Porte, TX	Fine Chemicals Manufacturing Facility	5 Acres	Owned	N/A
(d) Las Vegas, NV	Executive Offices	22,531 sq.ft.	Leased	$1,031
(e) Henderson, NV	Groundwater Remediation Site	1.75 Acres	Owned	N/A

(a)	This facility is shared by the Specialty Chemicals segment and our Other Businesses segment for the production of perchlorate, sodium azide and Halotron products and water treatment equipment. Presently, this facility has significant remaining capacity. We own approximately 5,000 acres of land that is utilized and adjacent to our Utah facilities.
(b)	This facility is used by the Fine Chemicals segment for the production of active pharmaceutical ingredients and registered intermediates. All buildings and improvements are owned. The land is leased under a capital lease arrangement with a bargain purchase option. Presently, this facility has adequate capacity.
(c)	This facility is currently idle and will be used for the expansion of fine chemical manufacturing.
(d)	These offices are used for our corporate office functions.
(e)	This facility is used for the groundwater remediation activities of the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK LISTING. Our common stock trades on the Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “APFC.” The table below sets forth the high and low sales prices of our common stock for the periods indicated in our fiscal years ended September 30:

	2013		2012
	High	Low	High	Low

First Quarter	$16.51	$11.00	$9.75	$6.85
Second Quarter	24.39	15.68	8.29	7.20
Third Quarter	29.77	21.50	10.59	7.35
Fourth Quarter	54.79	27.00	13.47	8.60

At November 30, 2013, there were approximately 648 stockholders of record of our common stock. The closing price of our common stock on November 29, 2013 was $41.35.

DIVIDENDS, UNREGISTERED SALES OF STOCK AND STOCK REPURCHASES. No dividends were declared during Fiscal 2013 and Fiscal 2012. Our ability to pay dividends is subject to restrictions, as set forth in the discussion of our “Long-Term Debt and Credit Facilities” under the heading “Liquidity and Capital Resources” in Item 7 of this report. During the fiscal year ended September 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. During the quarter ended September 30, 2013, we did not repurchase any shares of our common stock.

TRANSFER AGENT. Our stock transfer agent is American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, New York, 11219, (800) 937-5449.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. See Part III, Item 12 of this annual report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

PERFORMANCE GRAPH.

The following graph shows a five-year comparison of cumulative total returns for the Company’s Common Stock, the S&P 500 Index, the S&P Pharmaceuticals Index and the S&P Aerospace and Defense Index.

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

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30, (Dollars in Thousands, Except per Share Amounts)

	2013	2012	2011	2010	2009

STATEMENT OF OPERATIONS DATA:
Revenues	$215,085	$185,627	$160,714	$138,584	$163,660
Cost of revenues	128,131	119,477	113,863	92,211	112,717

Gross profit	86,954	66,150	46,851	46,373	50,943
Operating expenses	45,865	39,066	35,895	39,438	38,427
Environmental remediation charges	-	700	6,000	-	13,700
Other operating gains	-	1,714	2,929	-	-

Operating income (loss)	41,089	28,098	7,885	6,935	(1,184)
Interest and other expense (income), net	2,878	10,135	10,279	10,605	10,575
Debt repayment charges	2,835	1,397	-	-	-

Income (loss) from continuing operations before income tax	35,376	16,566	(2,394)	(3,670)	(11,759)
Income tax expense (benefit)	12,243	(3,766)	6,985	(765)	(4,355)

Income (loss) from continuing operations	$23,133	$20,332	$(9,379)	$(2,905)	$(7,404)

Earnings (loss) per share from continuing operations:
Basic	$2.98	$2.69	$(1.25)	$(0.39)	$(0.99)
Diluted	$2.86	$2.65	$(1.25)	$(0.39)	$(0.99)
Dividends declared per share	$-	$-	$-	$-	$-
BALANCE SHEET DATA:
Cash and cash equivalents	$60,864	$31,182	$30,703	$23,985	$21,681
Total assets	$277,307	$246,464	$268,650	$275,743	$264,841
Long-term debt	$49,500	$65,004	$105,034	$105,102	$110,097

As discussed in Note 13 to our consolidated financial statements included in Item 8 of this report, in May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented.

As discussed in Note 4 to our consolidated financial statements included in Item 8 of this report, on September 10, 2012, we completed the redemption of $40,000 of the then-outstanding principal amount of our 9% Senior Notes, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. On October 26, 2012, we completed our refinancing activities by entering into an $85,000 credit facility, comprised of a $60,000 term loan and a $25,000 undrawn revolving credit facility. The proceeds from the term loan and available cash were used to redeem the then-remaining outstanding principal on our 9% senior notes in the amount of $65,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands, Except Per Share Amounts)

We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to Fiscal 2013, Fiscal 2012 and Fiscal 2011. The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this annual report on Form 10-K. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements included in Item 8 of this report. In addition to discussing historical information, we make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded or accompanied by words such as “can,” “could,” “may,” “should,” “will,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “forecast,” “intend” or the negative of these terms or other similar words or expressions. Moreover, statements that speculate about future events are forward-looking statements such as with respect to Fiscal 2014. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this annual report on Form 10-K and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. All forward-looking statements in this document are made as of the date hereof, based on current information available to us and based on our current expectations as of the date hereof, and, while they are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless as otherwise required by law, to update or revise any forward-looking statements in order to reflect new information, events or circumstances that may arise after the date of this annual report on Form 10-K.

OUR COMPANY

American Pacific Corporation and its predecessors have been engaged in chemical manufacturing since 1955. We are a leading custom manufacturer of fine chemicals and specialty chemicals within our focused markets. Through our Fine Chemicals segment, we supply active pharmaceutical ingredients (“APIs”) and registered intermediates to the pharmaceutical industry. Our Specialty Chemicals segment produces various perchlorate chemicals and is the only North American producer of Ammonium Perchlorate (“AP”), which is the predominant oxidizing agent for solid propellant rockets, booster motors and missiles used in space exploration, commercial satellite transportation and national defense programs. We produce clean agent chemicals for the fire protection industry, as well as electrochemical equipment for the water treatment industry. Our products are designed to meet customer specifications and often must meet certain governmental and regulatory approvals. Our technical and manufacturing expertise and customer service focus has gained us a reputation for quality, reliability, technical performance and innovation. Given the mission critical nature of our products, we maintain long-standing strategic customer relationships and generally sell our products through long-term contracts under which we are the sole-source or limited-source supplier.

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments for the fiscal years ended September 30:

	2013	2012	2011

Fine Chemicals	58%	60%	56%

Specialty Chemicals	38%	37%	42%
Other Businesses	4%	3%	2%

Total	100%	100%	100%

FINE CHEMICALS. Our Fine Chemicals segment, operated through our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”), is a custom manufacturer of APIs and registered intermediates for customers in the pharmaceutical industry. The pharmaceutical ingredients we manufacture are used by our customers in drugs with indications in three primary areas: anti-viral, oncology, and central nervous system. AFC’s customers include some of the world’s largest pharmaceutical and biotechnology companies, as well as emerging pharmaceutical companies. Most of the products AFC sells are proprietary to our customers and used in existing drugs that are FDA approved and commercially available. We operate in compliance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. Our Fine Chemicals segment’s strategy is to focus on high growth markets where our technological position, combined with our chemical process development and engineering expertise, leads to strong customer allegiances and limited competition. We have distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing products that require high containment and performing energetic chemistries at large scale. Additionally, our technology offerings include large scale production of Schedule II to V controlled substances in our high-security facilities in Rancho Cordova, California.

We have invested significant resources in our facilities, workforce and technology base. We believe we are the U.S. leader in performing chiral separations using SMB technology and own and operate two large-scale SMB systems, both of which are among the largest in the world operating under cGMP. We offer a full range of SMB equipment and related services from laboratory-scale to our large systems. We believe our distinctive competency in manufacturing chemical compounds that require specialized high containment facilities and handling expertise provide us a significant competitive advantage in competing for various opportunities associated with high potency, highly toxic and cytotoxic products. Many oncology drugs are made with APIs that are high potency or cytotoxic. AFC is one of the few companies in the world that can manufacture such compounds at a multi-ton annual rate. Moreover, our significant experience and highly engineered facilities make us one of the few companies in the world with the capability to use energetic chemistry on a large scale under cGMP. We use this capability in development and production of products such as those used in anti-viral drugs, including HIV-related and influenza-combating drugs, and drugs with CNS, oncology and pain management indications.

We have established long-term, and in some cases sole-source contracts with customers that represent the majority of our revenues. Contracts that are not sole-source are limited-source considering the nature of our industry and the products we manufacture. The inherent nature of custom pharmaceutical fine chemicals manufacturing encourages stable, long-term customer relationships. We work collaboratively with our customers to develop reliable, safe and cost-effective custom solutions. Once a custom manufacturer has been qualified as a supplier on a cGMP product, there are several potential barriers that discourage transferring the manufacturing of the product to an alternative supplier. For example, applications to and approvals from the FDA and other regulatory authorities generally require the chemical contractor to be named. Switching contractors may require additional regulatory approvals and could take as long as two years to complete. Switching contractors and amending various filings can result in significant costs associated with technology transfer, process validation and refiling with the FDA and other regulatory authorities around the world.

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

Alliant Techsystems Inc. or “ATK” is a significant AP customer. We sell rocket-grade AP to ATK under a long-term contract, initially established in 1997, that requires us to maintain a ready and qualified capacity for rocket-grade AP and that requires ATK to purchase its rocket-grade AP requirements from us, subject to certain terms and conditions. Under the long-term contract, pricing varies inversely to volume and includes annual escalations. In May 2013, we extended our contract with ATK to include Fiscal 2014 through Fiscal 2016 and established a price volume matrix that provides fixed pricing for annual rocket-grade AP volumes ranging from 2.5 million to 7.5 million pounds.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

	Year Ended September 30,			Percentage Change
	2013	2012	2011	13 vs. 12	12 vs. 11

Fine Chemicals	$124,898	$111,536	$89,497	12%	25%
Specialty Chemicals	82,636	68,513	66,905	21%	2%
Other Businesses	7,551	5,578	4,312	35%	29%

Total Revenues	$215,085	$185,627	$160,714	16%	16%

For Fiscal 2013, revenues increased 16% to $215,085 as compared to $185,627 for Fiscal 2012. For Fiscal 2012, revenues increased 16% to $185,627 as compared to $160,714 for Fiscal 2011. See further discussion below under “Business Segment Results.”

COST OF REVENUES AND GROSS PROFIT

	Year Ended September 30,			Percentage Change
	2013	2012	2011	13 vs. 12	12 vs. 11

Revenues	$215,085	$185,627	$160,714	16%	16%
Cost of Revenues	128,131	119,477	113,863	7%	5%

Gross Profit	$86,954	$66,150	$46,851	31%	41%

Gross Margin	40%	36%	29%

In addition to the factors discussed below under the heading “Business Segment Results,” one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments. Our Fine Chemicals segment accounted for 58%, 60% and 56% of consolidated revenues in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Our Specialty Chemicals segment accounted for 38%, 37% and 42% of consolidated revenues in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. See further discussion below under “Business Segment Results.”

OPERATING EXPENSES

	Year Ended September 30,			Percentage Change
	2013	2012	2011	13 vs. 12	12 vs. 11

Operating Expenses	$45,865	$39,066	$35,895	17%	9%
Percentage of Revenues	21%	21%	22%

Fiscal 2013 operating expenses increased $6,799 compared to Fiscal 2012 primarily as a result of increases in our Fine Chemicals segment and Corporate operating expenses. Fiscal 2012 operating expenses increased $3,171 compared to Fiscal 2011 primarily as a result of increases in operating expenses of our Fine Chemicals segment.

See further discussion below under “Business Segment Results.”

ENVIRONMENTAL REMEDIATION CHARGES. During Fiscal 2012 and Fiscal 2011, we recorded environmental remediation charges of $700 and $6,000, respectively, reflecting increases in our total cost estimate of probable costs for our Henderson, Nevada groundwater remediation operations. See detailed discussion under the heading “Environmental Remediation–AMPAC Henderson Site” below. No environmental remediation charges were recorded in Fiscal 2013.

OTHER OPERATING GAINS. During Fiscal 2012 and Fiscal 2011, our Fine Chemicals segment reported other operating gains of $1,714 and $2,929, respectively, that resulted from the resolution of gain contingencies. No such gains were recorded in Fiscal 2013. The reported gains are comprised of the following two matters.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during Fiscal 2014. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of its facilities. During Fiscal 2012 and Fiscal 2011, we received from the former owner cash consideration in the amount of $1,714 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

We made a series of filings with the County of Sacramento, California, to appeal the assessed values in prior years of our real and personal property located at our Fine Chemicals segment’s Rancho Cordova, California facility. During Fiscal 2011, we received $2,671 for cash property tax refunds resulting from our appeals and the related favorable reassessment of historical property values.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT

	Year Ended September 30,			Percentage Change
	2013	2012	2011	13 vs. 12	12 vs. 11

Interest and Other Income	$118	$38	$235	211%	(84%)
Interest Expense	$2,996	$10,173	$10,514	(71%)	(3%)
Loss on Debt Extinguishment	$2,835	$1,397	$-	103%	-

We earn interest income on our cash and cash equivalents balances. Interest income varies with these balances and the applicable interest rate. In addition, during Fiscal 2011, we received interest income in the amount of $190 related to above-mentioned property tax refunds.

Interest expense decreased 71% in Fiscal 2013 compared to Fiscal 2012. The decrease reflects both a decrease in the average outstanding principal balance on our long-term debt and a reduction in the effective interest rate that resulted from the refinancing of our long-term debt. See further discussion below under the heading “Long-Term Debt and Credit Facilities.” Interest expense was consistent between Fiscal 2012 and Fiscal 2011 because the interest rate for our then-outstanding debt was fixed.

On August 9, 2012, we called $40,000 of the outstanding principal amount of the Senior Notes. On September 10, 2012, we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. The redemption price for the Notes was 102.25% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to the redemption date. The transaction resulted in a net loss on debt retirement of $1,397 which includes the call premium of $900, unamortized debt issuances costs of $482 and other expenses of $15. In connection with our entering into the Credit Facility (as defined below), on October 26, 2012, a notice of redemption was issued for all remaining outstanding Senior Notes specifying a redemption date of November 25, 2012. The Redemption Price for the Notes was 102.250% of the outstanding principal amount of $65,000, plus accrued and unpaid interest to, but not including, the redemption date. On October 26, 2012, we irrevocably deposited funds with the trustee in an amount equal to the Redemption Price for the Senior Notes and the related indenture was discharged. The transaction resulted in a net loss on debt retirement of $2,835 which includes the call premium of $1,463, the write-off of then unamortized debt issuances costs of $1,252 and other expenses of $120. See further discussion below under the heading “Long Term Debt and Credit Facilities.”

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

A reconciliation of the federal statutory rate to our effective tax (benefit) rate for continuing operations is as follows for the years ended September 30:

	2013	2012	2011

Federal income tax at the statutory rate	35.0%	35.0%	(35.0%)
State income tax, net of federal benefit	3.4%	4.1%	(3.6%)
Nondeductible expenses	0.2%	1.4%	8.6%
Valuation allowance	(0.2%)	(62.9%)	318.6%
Interest and penalties	(2.0%)	0.4%	1.1%
Domestic production activities and state credits	(7.9%)	0.0%	0.0%
State tax rate change	5.4%	0.0%	0.0%
Other	0.7%	(0.7%)	2.0%

Effective tax rate	34.6%	(22.7%)	291.7%

Deferred tax assets are comprised of the following at September 30:

	2013	2012

Deferred tax assets:
Inventory	$11,459	$9,183
Pension obligations	10,755	22,270
Environmental remediation reserves	7,533	9,997
Accrued expenses	4,314	3,824
Deferred gain on sale of business	996	1,448
Tax credits and carryforwards	515	66
Other	1,117	1,439

Subtotal	36,689	48,227
Valuation allowance	-	(66)

Deferred tax assets	36,689	48,161

Deferred tax liabilities:
Property, plant and equipment	(13,358)	(13,805)
Prepaid expenses	(576)	(432)
Other	(95)	(100)

Deferred tax liabilities	(14,029)	(14,337)

Net deferred tax assets	$22,660	$33,824

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

For Fiscal 2011, we evaluated negative evidence noting that for the three-year period then ended, we reported a cumulative net loss. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and this form of negative evidence is difficult to overcome without sufficient objectively verifiable positive evidence. Our then objectively verifiable positive evidence included certain aspects of our historical results. Additional positive evidence included forecasts of future taxable income. However, since this latter form of evidence was not objectively verifiable, its weight was not sufficient to overcome the negative evidence. As a result of this evaluation, we increased our valuation allowance for deferred tax assets by $10,420 as of September 30, 2011. Of this amount, $7,628 was recorded as income tax expense and $2,792 was charged to other comprehensive loss offsetting deferred tax assets that were generated in Fiscal 2011.

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

The Asset Purchase Agreement provides that $4,000 of the Purchase Price be held in an escrow account for 15 months following the closing of the transaction, or until October 31, 2013. Amounts in the escrow account may be applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. During Fiscal 2013, $650 of the escrow account was released to Moog in settlement of certain retained liabilities.

In October 2013, we received a claim for indemnification from Moog under the Asset Purchase Agreement (the “Moog Claim”). The Moog Claim demands payment for alleged losses of approximately $6,800 from the claimed breach of certain of our representations and warranties in the Asset Purchase Agreement. In November 2013, we responded to Moog denying Moog’s claim for indemnification. We intend to vigorously defend ourselves in this matter, but the ultimate outcome is uncertain.

We have accounted for the portion of the Purchase Price that was placed in the escrow account as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved. The balance in the escrow account as of September 30, 2013 is $3,350. If the Moog Claim is resolved for an amount less than the balance in the escrow account, then any amounts remaining in the escrow account after settlement of the Moog Claim will be released to us and recorded as a gain. If the Moog Claim is resolved for an amount greater than the escrow account, then the amount of the settlement that is in excess of the escrow account balance would be recorded by us as a loss.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Year Ended September 30,
	2013	2012	2011

Revenues	$-	$44,039	$48,941

Income from Discontinued Operations, Net of Tax:
Operating income before tax	$83	$643	$3,328
Income tax expense (benefit)	(62)	506	1,185

Net income from discontinued operations	145	137	2,143

Gain (loss) on sale of discontinued operations, before tax	(74)	5,059	-
Income tax expense (benefit)	(28)	209	-

Net gain (loss) on sale of discontinued operations	(46)	4,850	-

Income from discontinued operations, net of tax	$99	$4,987	$2,143

BUSINESS SEGMENT RESULTS

FINE CHEMICALS SEGMENT

	Year Ended September 30,
	2013	2012	2011

Revenues	$124,898	$111,536	$89,497
Operating Income (Loss)	$11,295	$8,678	$(6,283)
Operating Margin	9%	8%	(7%)

As discussed above under the heading “Other Operating Gains,” our Fine Chemicals segment operating income (loss) for Fiscal 2012 and Fiscal 2011 includes other gains of $1,714 and $2,929, respectively. To facilitate comparison of the Fiscal 2013, Fiscal 2012 and Fiscal 2011 operating results, the following table computes Adjusted Segment Operating Loss and Adjusted Segment Operating Margin which excludes these gains.

	Year Ended September 30,
	2013	2012	2011

Adjustments for Other Operating Gains:
Segment Operating Income (Loss), as reported	$11,295	$8,678	$(6,283)
Exclude Other Operating Gains	-	(1,714)	(2,929)

Segment Operating Income (Loss), as adjusted	$11,295	$6,964	$(9,212)

Operating Margin, as adjusted	9%	6%	(10%)

Revenues. Our Fine Chemicals segment generates revenues from its Core Products and Development Products. “Core Products” include active pharmaceutical ingredients and registered intermediates manufactured for use in drugs that are commercially approved and for which our Fine Chemicals segment has been approved as a commercial producer. The products categorized as Core Products are used by our customers primarily for anti-viral, oncology and central nervous system (“CNS”) drugs. Conversely, “Development Products” are products which are not yet commercialized (generally in the later stages of clinical trials), or products which are commercial but for which we are not a current approved commercial producer. Typically, Development Product activities are the source of fostering new long-term customer relationships and often lead to future Core Products. Development Product activities also result as an outgrowth of existing long-term customer relationships for Core Products. The products categorized as Development Products are used by our customers primarily for anti-viral, CNS, oncology and pain management drugs. As part of our business development strategy, we currently target Development Product revenues at approximately 20% of Fine Chemicals segment revenues over time.

A key characteristic of the Fine Chemicals segment manufacturing and revenue cycle is that not all Core Products are manufactured in each reporting period. Our Fine Chemical segment’s capacity employs numerous production lines which vary in terms of technologies employed and scale. Typically Core Product customers place orders based on a calendar year. Our Fine Chemicals segment collaborates closely with each of its customers to develop a production schedule that meets our customers’ quality and delivery requirements and most efficiently utilizes available capacity. As a result, when comparing revenues between reporting periods, revenue variances can occur as a result of production scheduling, without a substantial change in the underlying demand for the product.

Fine Chemicals segment revenues increased 12% in Fiscal 2013 compared to Fiscal 2012, led by increases in Development Product revenues. Revenues for Core Products in the aggregate were consistent between Fiscal 2013 and Fiscal 2012. Oncology Core Product revenues increased 131% in Fiscal 2013 compared to Fiscal 2012 supported by higher volumes from new oncology Core Products for drugs that were commercialized in the later part of Fiscal 2012. The increase in oncology Core Product revenues was offset by a 26% decrease in anti-viral Core Products revenues. Calendar 2013 and Calendar 2012 customer orders for our most significant anti-viral Core Product were consistent. However, production timing and utilization of certain capacity to support a key Development Product project resulted in a revenue decline for this product when comparing Fiscal 2013 to Fiscal 2012. Revenues from CNS Core Products declined 16% in Fiscal 2013 also due to manufacturing timing.

Development Product revenues increased 64% in Fiscal 2013 to approximately $32,500, or 26% of Fine Chemicals segment revenues. The increase is associated with an atypically large validation campaign for an anti-viral product that is in late stage clinical trials.

Fine Chemicals segment revenues increased 25% in Fiscal 2012 as compared to Fiscal 2011, led by strong anti-viral Core Product revenues. Compared to Fiscal 2011, anti-viral Core Product revenues increased 94% for Fiscal 2012. Anti-viral Core Product revenues in the Fiscal 2011 periods were at reduced levels due to a gap between production campaigns for a particular product. Production of this product resumed in early calendar 2011 under a renewed long-term agreement resulting in a significant increase in anti-viral Core Products revenues in Fiscal 2012. Revenues from CNS Core Products increased 54% compared to Fiscal 2011, reflecting improved pricing and favorable volumes. During Fiscal 2012, we renewed the production contract for the primary group of products within this therapeutic indication. The new contract has a five-year term, favorable pricing as compared to the prior contract, and contains minimum purchase requirements for our customer. The increases in anti-viral and CNS Core Products revenues were offset somewhat by lower oncology Core Products revenues. During the later part of Fiscal 2012, we began to recognize revenue from the commercial production of three new Core Products with oncology indications. The introduction of new commercial products is an important achievement for this segment. Nonetheless, the Fiscal 2012 initial revenues for these new products did not fully replace revenue declines from our legacy oncology Core Product. Our legacy oncology Core Product is an active pharmaceutical ingredient for a drug facing generic competition and, as a result, experienced volume and related revenue declines. The introduction of these new Core Products into our commercial product lines is an example of how our emphasis on our pipeline of Development Products can result in a successful replacement cycle for maturing products. Development Products revenues were approximately $19,800 in Fiscal 2012 compared to approximately $21,100 in Fiscal 2011. The small variance in revenues reflects project timing.

Operating Income (Loss). The Fine Chemicals segment reported operating profit of $11,295 in Fiscal 2013 compared to adjusted operating profit of $6,964 in Fiscal 2012, an increase of 62%. The increase in operating profit reflects additional gross margin from the higher revenue level in Fiscal 2013, offset partially by increased operating expenses. In addition, Fine Chemicals segment gross margin improved three points in Fiscal 2013 compared to Fiscal 2012, primarily due to an ordinary course change in product mix and manufacturing efficiencies between Fiscal 2013 and Fiscal 2012.

Improvements in gross profit for Fiscal 2013 were offset by increases in operating expenses of approximately $2,700. The most significant components of the increase in operating expenses relate to incremental investments in product research and business development in the amount of approximately $1,100 and retirement benefits related costs in the amount of approximately $600.

The Fine Chemicals segment returned to profitability during Fiscal 2012, reporting adjusted operating income of $6,964 compared to an adjusted operating loss of $9,212 in Fiscal 2011. Fine Chemicals segment gross margin improved by 16 points in Fiscal 2012 as compared to Fiscal 2011. Our Fine Chemicals segment dedicated significant efforts to improving the efficiency of its manufacturing activities. Other efficiencies and cost savings initiatives, such as solvent recycling, were implemented. These actions, along with improved overhead absorption due to the higher production volumes, resulted in increased gross margin for all major product categories in Fiscal 2012 in our Fine Chemicals segment.

Improvements in gross profit for Fiscal 2012 were offset by an increase in operating expenses of approximately $3,200. The operating expenses included approximately $2,200 of incentive compensation which was based on the segment’s improved performance. Incentive compensation was zero in Fiscal 2011. Fiscal 2012 also included higher insurance and retirement benefits related expenses.

Backlog. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was $90,300 and $80,500 as of September 30, 2013 and 2012, respectively. We anticipate order backlog as of September 30, 2013 to be substantially filled during Fiscal 2014.

Outlook. We believe current trends in the pharmaceutical industry continue to provide us with an opportunity for long-term growth. The pharmaceutical markets we target are expected to continue to be driven by strong demand for products that use our core technologies, including anti-viral and oncology drugs, many of which are expected to benefit from the use of energetic chemistry or require high containment or other unique engineering expertise. Since a growing percentage of future drugs are anticipated to be based on chirally-pure material, we believe our investment in SMB technology may prove to be a strong, long-term competitive advantage for us. We believe there is a continuing trend toward more outsourcing by the pharmaceutical industry, especially for complex pharmaceutical ingredients that require specialized equipment or technologies, such as SMB or high-containment manufacturing, and chemicals that are sensitive from a proprietary standpoint.

Fine Chemicals segment revenues are anticipated to increase in the aggregate during Fiscal 2014 by at least 10% compared to Fiscal 2013, supported by expected growth in revenues from anti-viral Core Products. Because Fiscal 2013 Development Products revenues included an atypically large, late-phase validation campaign, we expect that Development Products revenues will decline somewhat in Fiscal 2014 compared to Fiscal 2013. Fine Chemicals segment margins for Fiscal 2014 are expected to be comparable to Fiscal 2013.

SPECIALTY CHEMICALS SEGMENT

	Year Ended September 30,
	2013	2012	2011

Revenues	$82,636	$68,513	$66,905
Operating Income (Loss)	$47,961	$34,919	$35,600
Operating Margin	58%	51%	53%

Revenues. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with perchlorates comprising 89%, 88% and 89% of Specialty Chemicals revenues in Fiscal 2013, 2012 and 2011, respectively.

Specialty Chemicals segment revenues increased 21% in Fiscal 2013 compared to Fiscal 2012 primarily due to atypical volume increases during Fiscal 2013. Total perchlorate volume increased 17% largely attributed to additional rocket-grade AP volume in support of a unique DOD-related procurement and the occurrence of significant volume for non rocket-grade perchlorate product. This increase in demand for non rocket-grade perchlorate product is very infrequent. The aggregate average price per pound for perchlorate products was consistent between Fiscal 2013 and Fiscal 2012. In addition, revenues from the sodium azide and Halotron product lines increased 19% and 18%, respectively, in Fiscal 2013 compared to Fiscal 2012, also due to higher volumes.

DOD tactical missile, commercial space launch and NASA space programs each contributed significant demand for rocket-grade AP in Fiscal 2013. The most significant programs include the Atlas V Solid Rocket Boosters, the Army’s Guided Multiple Launch Rocket System, and the National Aeronautics and Space Administration (“NASA”) Heavy Lift Vehicle, which is part of the Space Launch System program (“SLS”).

Specialty Chemicals segment revenues increased 2% in Fiscal 2012 compared to Fiscal 2011, reflecting a 10% decrease in perchlorate volume offset by a 13% increase in the related average price per pound for Fiscal 2012. The decrease in total perchlorate volume for Fiscal 2012 was primarily due to a 39% decline in volume for our lower-priced, non rocket-grade perchlorates. Rocket-grade AP volume increased in Fiscal 2012, supported by the return in Fiscal 2012 of quantities for development motors for the NASA SLS program. Tactical and strategic missile related demand remained stable. The increase in the average price per pound for Fiscal 2012 is a result of a change in product mix. The Fiscal 2012 periods include a smaller volume of our lower-priced perchlorate products. The average price per pound of rocket-grade perchlorate was consistent between the Fiscal 2012 and Fiscal 2011 periods. In addition, revenues from the Sodium Azide and Halotron product lines increased 8% and decreased 1%, respectively, in Fiscal 2012 compared to Fiscal 2011, due to routine volume variances.

Rocket-grade AP revenues are typically derived from relatively few large orders. As a result, quarterly revenue amounts can vary significantly depending on the timing of individual orders throughout the year. Average price per pound may continue to fluctuate somewhat in future periods, depending upon product mix and volume.

Operating Income. Specialty Chemicals segment reported operating income of $47,961 and operating margin of 58% for Fiscal 2013, which is atypically high for this segment. The Specialty Chemicals segment cost structure is comprised largely of fixed manufacturing costs which do not vary significantly with production volumes. In Fiscal 2013 the Specialty Chemicals segment experienced higher than expected perchlorate production volume, which provided better coverage of fixed costs and, in turn, resulted in an increase in operating margin. Higher production volumes included both volumes associated with the revenue increases and additional production volume that will support Fiscal 2014 revenues. Because a meaningful portion of our revenue volume for Fiscal 2014 was produced in Fiscal 2013, we expect that the operating margin benefit reflected by this increase in production volume in Fiscal 2013 will reverse in the following year and result in a decline in operating margin for this segment in Fiscal 2014.

The Specialty Chemicals segment reported operating income of $34,919 and operating margin of 51% for Fiscal 2012. The operating margin declined in Fiscal 2012 when compared to the operating margin generated in Fiscal 2011. Fiscal 2012 product mix reflected a more typical mix of re-determinable and firm fixed-price orders. As a result, gross margin declined three percentage points from Fiscal 2011. Specialty Chemicals segment operating expenses were consistent between Fiscal 2012 and Fiscal 2011.

Backlog. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was $28,000 and $25,100 as of September 30, 2013 and 2012, respectively. We anticipate order backlog as of September 30, 2013 to be substantially filled during Fiscal 2014. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

Outlook. We expect the AP volume for tactical and strategic missiles to continue at the current levels, and the DOD applications are expected to provide the steady basis for AP demand. While the U.S. government budgeting process will affect the total demand for rocket-grade AP, we expect volume within the range of 2.5 million to 5.0 million pounds per year. Further, we expect that unit pricing will continue to vary inversely to volume. As a result, we forecast that this segment will continue to achieve reliable annual revenues, without significant growth opportunities. The most predictable and steady use of AP is expected to be in the DOD applications. The need for tactical rockets and strategic missiles is anticipated to provide the base demand over the coming five-year period and beyond.

Specialty Chemicals segment revenues are expected to return to pre-Fiscal 2013 levels. Because Fiscal 2013 included atypical volumes, when compared to Fiscal 2013, we expect that Specialty Chemicals revenues will decline in the range of 5% to 10% in Fiscal 2014. Fiscal 2013 was also unique in that a large volume of perchlorate product was produced for delivery in Fiscal 2014. When production volume substantially exceeds sales volume, this has the effect of improving margins through increased absorption of fixed manufacturing costs. In Fiscal 2014, we expect that the opposite condition will occur. Sales volume will substantially exceed manufacturing volume, therefore reducing margins. Accordingly, Specialty Chemicals segment margins are expected to return to pre-Fiscal 2013 levels in Fiscal 2014.

OTHER BUSINESSES SEGMENT

	Year Ended September 30,
	2013		2012		2011

Revenues	$7,551		$5,578		$4,312
Operating Loss	$(1,066)		$(473)		$(1,308)
Operating Margin	(14%	)	(8%	)	(30%	)

Other Businesses segment revenues include PEPCON Systems’ water treatment equipment and related spare parts sales and real estate revenues.

For Fiscal 2013, Other Businesses segment revenues increased $1,973 as compared to Fiscal 2012 as a result of additional water treatment equipment units sold. This segment’s operating loss increased in Fiscal 2013 compared to Fiscal 2012 primarily due to higher than anticipated costs to fulfill equipment orders.

The increase in revenues for Fiscal 2012 reflected a 16% increase in equipment sales and an 81% increase in spare parts sales compared to Fiscal 2011. From time to time, spare parts sales include an infrequent large order, which was the cause of the increase in Fiscal 2012. The variance in equipment sales was driven by the timing of new system shipments. The operating loss was reduced in Fiscal 2012 compared to Fiscal 2011. The magnitude of cost overruns to complete equipment orders was not as large in Fiscal 2012 compared to Fiscal 2011 due to improvements in order execution.

CORPORATE EXPENSES

	Year Ended September 30,
	2013	2012	2011

Corporate Expenses	$17,101	$14,326	$14,124

Corporate operating expenses increased $2,775 in Fiscal 2013 compared to Fiscal 2012. The most significant increase is an approximately $1,400 increase in accrued estimated compensation costs for long-term, share-based, incentive compensation driven by the rapid rise in the share price during the Fiscal 2013 fourth quarter. Accounting for the issuance of restricted stock units requires that we revalue estimated compensation expense each quarter based on the closing share price of our common stock for the quarter. The Company’s common stock closed at $54.76 on September 30, 2013, resulting in a significant increase in estimated compensation expense from prior measurements. Actual compensation received by the grantees is contingent upon the achievement of a financial performance measure for the two years ending September 30, 2014 and will be valued based on the closing share price of our common stock on that date. Accrued long-term incentive compensation will continue to increase or decrease each quarter based on the closing share price of our common stock on the last business day of such quarter. In addition, the corporate portion of costs associated with our defined benefit retirement plans increased by approximately $800 and the advisory and professional services costs associated with corporate strategic activities increased by approximately $700.

Corporate operating expenses increased $202 in Fiscal 2012 compared to Fiscal 2011, largely due to increases in board of directors and shareholder matter related costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Year Ended September 30,			Percentage Change
	2013	2012	2011	13 vs. 12	12 vs. 11

Cash Provided (Used) By:
Operating activities	$51,895	$11,647	$20,743	346%	(44%)
Investing activities	(13,916)	28,010	(13,151)	(150%)	(313%)
Financing activities	(8,297)	(39,171)	(900)	(79%)	4,252%
Effect of changes in exchange rates on cash	-	(7)	26	NM	NM

Net change in cash for period	$29,682	$479	$6,718	6,097%	(93%)

NM = Not meaningful

Operating Activities

Fiscal 2013 compared to Fiscal 2012

Operating activities provided cash of $51,895 for Fiscal 2013 compared to $11,647 for Fiscal 2012, an increase of $40,248.

Significant components of the change in cash flow from operating activities include:

—	An increase in cash due to the improvement in cash profits provided by our operations.

—	An improvement in cash provided by working capital accounts of approximately $27,600, excluding the effects of interest and income taxes.

—	An increase in cash paid for income taxes of approximately $14,900.

—	A decrease in cash paid for interest expense of approximately $6,400.

—	An increase in cash paid for costs associated with the retirement of long-term debt of approximately $700.

—	A decrease in cash used for environmental remediation activities of approximately $5,300.

—	A decrease in cash used to fund pension obligations of approximately $4,200.

—	An increase in cash provided by other operating activities of approximately $200.

The improvement in working capital cash flow reflects additional customer deposits received by our Fine Chemicals segment in Fiscal 2013.

Cash paid for income taxes increased because our earnings increased and our federal operating loss carryforwards were fully utilized in Fiscal 2012.

Cash paid for interest in Fiscal 2013 decreased as compared to Fiscal 2012 reflecting both lower outstanding debt balances and lower interest rates that resulted from our refinancing in October 2012. Also in connection with the retirement of our Senior Notes (defined below) in September 2012 and October 2012, we incurred cash redemption costs of approximately $900 and $1,600, respectively, comprised primarily of the call premium. See further discussion below under the heading “Long-Term Debt and Credit Facilities.”

Environmental remediation spending decreased in Fiscal 2013 because Fiscal 2012 included higher spending associated with the capital expansion of our remediation facilities than Fiscal 2013.

We make payments to fund defined benefit pension obligations at a level of at least 80% of the obligation. Our contributions were reduced in Fiscal 2013, compared to Fiscal 2012, primarily due to improved plan asset returns in Fiscal 2012. In Fiscal 2012, we made additional contributions to our pension plans because the return on pension plan assets in the preceding year was not sufficient to maintain our target funding requirements.

Fiscal 2012 compared to Fiscal 2011

Operating activities provided cash of $11,647 for Fiscal 2012 compared to $20,743 for the prior fiscal year, resulting in a decrease of $9,096.

Significant components of the change in cash flow from operating activities include:

—	An increase in cash due to an improvement in cash profits generated by our continuing operations.

—	A decrease in cash provided by working capital accounts of approximately $19,600, excluding the effects of interest and income taxes.

—	A decrease in cash taxes refunded of approximately $3,100.

—	An increase in cash used for environmental remediation of approximately $6,400.

—	An increase in cash used to fund pension obligations of $2,500.

—	An increase in cash paid for interest and debt extinguishment costs of approximately $1,300.

—	Other increases in cash provided by operating activities, primarily discontinued operations, of approximately $9,200.

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

During Fiscal 2012 we spent $10,119 for remediation activities compared to $3,697 in Fiscal 2011. The increase reflects cash used for the capital elements of the Henderson, Nevada, expansion project. See detailed discussion under the heading “Environmental Remediation–AMPAC Henderson Site” below.

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

Investing Activities

Fiscal 2013 compared to Fiscal 2012

Capital expenditures in Fiscal 2013 were $13,916 compared to $8,788 for Fiscal 2012. The increase primarily relates to Fiscal 2013 projects that will provide additional medium scale capacity for our Fine Chemicals segment. Maintenance capital spending was consistent between Fiscal 2013 and Fiscal 2012.

We are anticipating our capital expenditures, which do not include environmental remediation spending, for Fiscal 2014 to be approximately $22,000, including approximately $12,500 for growth capital and additional capacity at our Fine Chemicals segment’s facilities. In particular, our planned growth capital includes an investment of approximately $8,500 to further expand our mid-range production capacity.

Fiscal 2012 compared to Fiscal 2011

Capital expenditures of $8,788 for Fiscal 2012 reflect a decrease from Fiscal 2011 of $3,143. During Fiscal 2012, our Fine Chemicals segment required less investment in capital equipment associated with new products and contracts. Maintenance capital spending was consistent between Fiscal 2012 and Fiscal 2011.

As discussed above under the heading “Discontinued Operations,” effective on August 1, 2012, we sold our Aerospace Equipment segment. After reducing the total consideration of $46,000 by the amount placed in escrow, cash sold with the foreign entities, and transaction expenses, the net proceeds to us during Fiscal 2012 were $37,418.

Financing Activities

Fiscal 2013 compared to Fiscal 2012

Fiscal 2013 financing activities used cash of $8,297. The Fiscal 2013 amount includes a reduction in our long-term debt of $5,000 and debt issuance costs of $1,386, each incurred in connection with our October 2012 refinancing activities. Subsequent to our October 2012 refinancing, we also made scheduled principal payments for our new term loan in the amount of $4,500. See further discussion below under the heading “Long-Term Debt and Credit Facilities.” Uses of cash for refinancing and debt reduction were offset partially by the cash proceeds and tax benefits from stock option exercises which totaled $2,607 for Fiscal 2013. During Fiscal 2013, 204,157 stock options were exercised at an average exercise price of $8.72 per share.

Fiscal 2012 compared to Fiscal 2011

On August 9, 2012, we called $40,000 of the outstanding principal amount of our Senior Notes (defined below). On September 10, 2012, we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. See further discussion below under the heading “Long Term Debt and Credit Facilities.”

During Fiscal 2012, net cash from the exercise of stock options increased compared to Fiscal 2011. During Fiscal 2012, 98,692 stock options were exercised at an average exercise price of $7.64 per share compared to 16,500 stock options at an average exercise price of $4.87 per share during Fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2013, we had cash of $60,864 and no borrowing outstanding against our Revolving Facility. Our primary source of working capital is cash flows from operations and our Revolving Facility (defined below). Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credit. As of September 30, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $4,466 and availability for revolving loans of $20,534.

In October 2012, we called and terminated our senior notes with an aggregate principal amount of $65,000 and replaced the notes with the Credit Facility (defined below) that includes a $60,000 term loan and a $25,000 revolving credit line. Funds used to call the notes of $68,315, were provided by the net proceeds from the term loan and available cash balances. The revolving credit line provides a committed revolving credit line, up to a maximum of $25,000. For further discussion, see below under the heading “Long-Term Debt and Credit Facilities.” The term loan requires quarterly principal amortization, which differs from the senior notes which had no principal amortization requirements. We do not anticipate that the principal payment requirements under the new facility will have a significant impact on our liquidity because we expect that the cash requirements for principal payments will be substantially offset by lower interest expense.

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

Credit Facility. On October 26, 2012, we entered into an $85,000 senior secured credit agreement (the “Credit Facility”) by and among American Pacific Corporation, the lenders party thereto (the “Lenders”) and KeyBank National Association, as the swing line lender, issuer of letters of credit under the Credit Facility and as the Administrative Agent of the Lenders. Under the Credit Facility, we (i) obtained a term loan in the aggregate principal amount of $60,000 with an initial maturity in five years (the “Term Loan”), and (ii) may obtain revolving loans of up to $25,000 in aggregate principal amount, of which up to $5,000 may be outstanding in connection with the issuance of letters of credit (the “Revolving Facility”). We may prepay and terminate the Credit Facility at any time, without premium or penalty. The Credit Facility contains certain mandatory prepayment provisions which are based upon certain asset sales, equity issuances, incurrence of certain indebtedness and events of loss.

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of September 30, 2013, our Leverage Ratio was 1.04 to 1.00 and our Debt Service Coverage Ratio was 6.21 to 1.00.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of September 30, 2013, we had $4,466 in outstanding letters of credit, maturing through April 2017, that were issued under our Revolving Facility. In addition, as of September 30, 2013, we had $315 in outstanding standby letters of credit, maturing through April 2016, that were not issued under our Revolving Facility. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

Principal Maturities. Principal maturities for our Credit Facility and capital leases that were outstanding as of September 30, 2013 are as follows:

Years ending September 30:
2014	$6,002
2015	6,000
2016	6,000
2017	7,500
2018	30,000

Total	$55,502

PENSION BENEFITS. We maintain three defined benefit pension plans which cover substantially all of our employees: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, each as amended to date. Collectively, these three plans are referred to as the “Pension Plans.” In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of our 401(k) plans. Pension Plan benefits are paid based on an average of earnings, retirement age and length of service, among other factors.

Benefit obligations are measured annually as of September 30. As of September 30, 2013, the Pension Plans had an unfunded projected benefit obligation of $19,390. For Fiscal 2013, we made contributions to the Pension Plans in the amount of $6,704. We anticipate making Pension Plan contributions in the amount of approximately $2,100 during Fiscal 2014. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2013 would increase our minimum funding obligations for Fiscal 2014 by approximately $364.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), that includes three active and two former executive officers. The SERP is an unfunded plan and as of September 30, 2013 the SERP projected benefit obligation was $11,186. For Fiscal 2013, we paid SERP retirement benefits of $525. We anticipate contributing the amount of approximately $677 to the SERP during Fiscal 2014 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables, including each participating individual’s actual retirement date, rate of compensation and years of service.

As of September 30, 2013, our aggregate Pension Plans and SERP liabilities decreased significantly primarily due to increases in the actuarial assumptions for the discount rate on the obligations. The decrease in the aggregate obligation as of September 30, 2013, offsets increases in the aggregate obligation that were recorded on September 30, 2012, when the discount rate assumption was reduced significantly. These actuarial changes are recorded as an increase/decrease in Pension Obligations and a corresponding decrease/increase in Stockholders’ Equity (Accumulated Other Comprehensive Loss).

ENVIRONMENTAL REMEDIATION RESERVES. We accrue for anticipated costs associated with environmental remediation that are probable and estimable. On a quarterly basis, we review our estimates of future costs that could be incurred for remediation activities. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used; otherwise, we accrue the minimum amount of the range.

During Fiscal 2005 and Fiscal 2006, we recorded aggregate charges of $26,000 representing our estimates at the time of the probable costs of our remediation efforts at the AMPAC Henderson Site, including the costs for capital equipment and on-going operating and maintenance (“O&M”).

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicated groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) was moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this slower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of 50 years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion included installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

Through June 2011, and in cooperation with NDEP, we worked to develop the formal design, engineering and permitting of the Expansion Project. Based on data obtained through that date, which was largely comprised of firm quotations, we determined that significant modifications to our Fiscal 2009 assumptions were required. As a result, in June 2011, we accrued an additional $6,000 for the estimated increase in cost of the capital component of the Expansion Project, offset slightly by reductions in O&M cost estimates. The estimated capital costs of the Expansion Project increased by approximately $6,400. The increase reflected (i) an increase in the capacity of the FBR bioremediation treatment equipment to accommodate technical requirements based on the testing of new extraction wells in the fall of 2010, and (ii) higher than initially anticipated costs associated with the installation of the equipment and construction of the pipeline. Our estimate of total O&M costs was reduced by approximately $400.

In September 2012, we commenced initial operation of the Expansion Project with planned start up activities completed in Fiscal 2013. System optimization will continue in Fiscal 2014. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rates and targeted perchlorate mass destruction rates, the life of the project could range from five to 18 years from the date that the Expansion Project was placed in service. Further, the data indicates that within that range, seven to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation cost includes estimated O&M costs through 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that leads to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate future O&M costs, we consider, among other factors, the remaining project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. We estimate average annual O&M costs to range from approximately $1,800 to $2,100. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

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

As of September 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,300 to approximately $32,000. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2013, the accrued amount was $11,947, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

CONTRACTUAL OBLIGATIONS. The following table summarizes our fiscal year contractual obligations and commitments as of September 30, 2013.

	Payments Due by Year Ending September 30,
	2014	2015-2016	2017-2018	Thereafter	Total

Long-Term Debt	$6,000	$12,000	$37,500	$-	$55,500
Interest on Long-Term Debt, net of Interest Rate Swap Agreement	1,768	2,992	1,207	-	5,967
Operating Leases	1,192	2,321	1,879	53	5,445
Capital Leases	2	-	-	-	2

Total	$8,962	$17,313	$40,586	$53	$66,914

In addition to the contractual obligations listed in the table above, at September 30, 2013:

—

We have recorded an estimated liability for environmental remediation of $11,947 (see Note 10 to the consolidated financial statements included in Item 8 of this report). We expect to spend approximately $2,244 for environmental remediation during Fiscal 2014.

—

We have recorded aggregate Pension Plans and SERP obligations of $30,576 (see Note 9 to the consolidated financial statements included in Item 8 of this report). We expect to contribute $2,777 to our Pension Plans and SERP during Fiscal 2014.

—	We have uncertain tax positions totaling $204. We are unable to reasonably estimate the timing of the related payments, if any.

—

We have recorded an estimated long-term liability for amounts that may become payable upon vesting of outstanding grants of restricted stock units (“RSU”) in the amounts of $1,883. Under the terms of the RSU agreements, vesting is contingent upon attainment of a financial performance target for the two-year period ending September 30, 2014, and settlement, if any, will be made in cash. If vesting criteria is met, the actual cash payment will be based on the then current share price of the Company’s common stock multiplied by the number of vested RSUs.

—

We also maintain the Revolving Facility, which provides revolving credit in an aggregate principal amount of up to $25,000 with an initial maturity in October 2017. At September 30, 2013, we had no balance outstanding under the Revolving Facility. We may prepay and terminate the Revolving Credit Facility at any time.

—	We have issued letters of credit principally to secure performance related to insurance, utilities, and certain product contracts, in an aggregate amount of $4,781 as of September 30, 2013.

Off Balance Sheet Arrangements. We have no off balance sheet arrangements.

Operating Leases. We lease our corporate offices under an operating lease that expires in 2018 and contains step rent provisions, escalation clauses and also provides for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2016, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with four other executive officers which generally provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $5,800 as of September 30, 2013. In addition, we maintain a general ongoing employee severance policy that may provide benefits only for specified terminations, such as involuntary terminations without cause. The policy provides a formula for determining benefits based on position and years of service.

INFLATION. Generally, inflation did not have a material or significant effect on our sales and operating revenues or costs during the three-year period ended September 30, 2013.

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

SALES AND REVENUE RECOGNITION. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title passes, the price is fixed or determinable and collectability is reasonably assured. Almost all products sold by our Fine Chemicals segment are subject to customer acceptance periods. Specifically, these customers have contractually negotiated acceptance periods from the time they receive certificates of analysis and compliance (“Certificates”) to reject the material based on issues with the quality of the product, as defined in the applicable agreement. At times, we receive payment in advance of customer acceptance. If we receive payment in advance of customer acceptance, we record deferred revenues and deferred costs of revenue upon delivery of the product and recognize revenues in the period when the acceptance period lapses or the customer’s acceptance has occurred.

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $9,517 and $19,346 as of September 30, 2013 and 2012, respectively.

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

We account for uncertain tax positions in accordance with an accounting standard which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this standard, we may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.

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

The discount rate is used to estimate the present value of projected future pension payments to all participants as of the balance sheet date and net periodic benefit plan costs in the subsequent fiscal year. The discount rate is generally based on the yield on AAA/AA-rated corporate long-term bonds. At September 30 of each year, the discount rate is determined using bond yield curve models matched with the timing of expected retirement plan payments. Our discount rate assumption was 5.31% as of September 30, 2013. Holding all other assumptions constant, a hypothetical increase or decrease of 25 basis points in the discount rate assumption would increase or decrease annual pension expense by approximately $551.

The expected long-term rate of return on plan assets represents the average rate of earnings expected on the plan funds invested in a specific target asset allocation. The expected long-term rate of return assumption on pension plan assets was 8.00% in Fiscal 2013. Holding all other assumptions constant, a hypothetical 25 basis point increase or decrease in the assumed long-term rate of return would increase or decrease annual pension expense by approximately $137.

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

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for us beginning October 1, 2013. The updated standard will affect our disclosures but has no impact on our results of operations, financial condition or liquidity.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. We do not expect that the new standard will have a material impact on our condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have limited exposure to market risk. Currently, we do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. We manage our exposure to changes in interest rates through the use of interest rate swap agreements.

As of September 30, 2013, we had variable-rate borrowings under the Term Loan component of our Credit Facility in the amount of $55,500 maturing through October 2017. The interest rate on this borrowing varies with changes in the LIBOR rate. In addition, we are counterparty to an interest rate swap agreement with a notional amount and maturities that are matched 100% with the outstanding principal and maturity schedule for the Term Loan. Because we have hedged 100% of our outstanding variable-rate debt, our interest rate and related cash interest expense is effectively fixed at 3.025% annually.

At September 30, 2013, we had no amount outstanding under our Revolving Facility. The interest payable on our Revolving Facility is based on variable interest rates and, therefore, to the extent we draw down on such facility in the future, it could be affected by changes in market interest rates.

Foreign Currency Exchange Rate Risk. Although we do have a significant amount of export sales, these transactions have been settled substantially in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, it is possible that in the future a growing number of our export sales could be made in currencies other than the U.S. dollar. Consequently, fluctuations in the rates of exchange between the U.S. dollar and other currencies may subject us to foreign currency exchange risks in the future.

Item 8. Financial Statements and Supplementary Data

Financial statements called for hereunder are included herein on the following pages:

SUMMARIZED QUARTERLY FINANCIAL DATA

(unaudited)

(amounts in thousands except per share amounts)

	Quarters For Fiscal Year 2013
	1st	2nd	3rd	4th	Total

Revenues	$36,318	$50,044	$69,519	$59,204	$215,085
Gross Profit	15,412	15,894	25,206	30,442	86,954
Net Income (Loss)	1,155	2,732	8,388	10,957	23,232
Basic Earnings (Loss) Per Share	$0.15	$0.35	$1.07	$1.39	$2.99
Diluted Earnings (Loss) Per Share	$0.15	$0.34	$1.03	$1.33	$2.87

	Quarters For Fiscal Year 2012 (a)
	1st	2nd	3rd	4th	Total

Revenues	$38,485	$39,918	$57,623	$49,601	$185,627
Gross Profit	12,230	13,618	20,887	19,415	66,150
Net Income	151	1,055	4,705	19,408	25,319
Basic Earnings Per Share	$0.02	$0.14	$0.62	$2.56	$3.35
Diluted Earnings Per Share	$0.02	$0.14	$0.61	$2.50	$3.30

As discussed in Note 13 to our consolidated financial statements included in Item 8 of this report, in May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented.

As discussed in Note 4 to our consolidated financial statements included in Item 8 of this report, on September 10, 2012, we completed the redemption of $40,000 of the then outstanding principal amount of our 9% Senior Notes, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. On October 26, 2012, we completed our refinancing activities by entering into an $85,000 Credit Facility, comprised of a $60,000 Term Loan and a $25,000 undrawn Revolving Facility. The proceeds from the Term Loan and available cash were used to redeem the then remaining outstanding principal on our 9% Senior Notes in the amount of $65,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and the presentation of our issued financial statements. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our issued financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

BDO USA, LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, has audited our internal control over financial reporting as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Pacific Corporation

Las Vegas, Nevada

We have audited American Pacific Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Pacific Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Pacific Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Pacific Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated December 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

December 12, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Board Nominations,” “Board of Directors,” the “Audit Committee” subsection of the section entitled “Board of Directors’ Meetings and Committees and Governance Matters,” “Named Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2014 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2013.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Compensation Determinations and Considerations,” “Director Compensation (Fiscal 2013),” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our definitive proxy statement for the 2014 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Equity Compensation Plans” and “Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for the 2014 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Director Meetings and Independence” and “Certain Relationships and Related Transactions” of our definitive proxy statement for the 2014 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the information provided under the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2014 annual meeting of stockholders, to be filed with the SEC within 120 days after September 30, 2013.

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

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report (reference to an exhibit number is to the number assigned to the exhibit pursuant to Item 601 of Regulation S-K):

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 4, 2012, by and among Moog Inc., Ampac-ISP Corp., and American Pacific Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on June 6, 2012).

3.1	Restated Certificate of Incorporation, as amended, of American Pacific Corporation (incorporated by reference to Exhibit 4.(a) to the registrant’s Registration Statement on Form S-3 (File No. 33-15674)).

3.2	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on October 7, 1991 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.3	Articles of Amendment to the Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on April 21, 1992 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (File No. 33-52196)).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of American Pacific Corporation, as filed with the Secretary of State, State of Delaware, on March 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.5	American Pacific Corporation Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

3.6	Rights Agreement, dated as of August 3, 1999, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.7	Form of Letter to Stockholders that accompanied copies of the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to the registrant’s Registration Statement on Form 8-A (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on August 6, 1999).

3.8	Amendment, dated as of July 11, 2008, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

3.9	Amendment No. 2 to Rights Agreement, dated as of September 14, 2010, between American Pacific Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on September 20, 2010).

10.1+	Employment Agreement, effective October 15, 2006, between American Pacific Corporation and Joseph Carleone, as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2008).

10.2+	Ampac Fine Chemicals LLC Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2007).

10.3+	Form of Indemnification Agreement between American Pacific Corporation and each Director of American Pacific Corporation (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 2000).

10.4+	Amended and Restated American Pacific Corporation Defined Benefit Pension Plan, as Amended and Restated Effective October 1, 2008, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.5+	American Pacific Corporation Supplemental Executive Retirement Plan, amended and restated and effective on and after October 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on November 15, 2007).

10.6+	Trust Agreement for American Pacific Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K (File No. 001-08137) for the fiscal year ended September 30, 1999).

10.7	Ground Lease, dated as of November 30, 2005, by and between Aerojet-General Corporation and Ampac Fine Chemicals LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 1, 2005).

10.8+	Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.9+	Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, as Amended and Restated Effective October 1, 2007, executed by American Pacific Corporation on June 12, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2009).

10.10+	American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.11+	Form of Option Agreement under the American Pacific Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.12+	American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 25, 2005).

10.13+	Form of Option Agreement under the American Pacific Corporation 2002 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-104732) filed by the registrant with the Securities and Exchange Commission on April 24, 2003).

10.14+	American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 11, 2011).

10.15+	Form of Notice of Stock Option Award and Stock Option Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.16+	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.17+	American Pacific Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on March 17, 2008).

10.18+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Linda G. Ferguson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.19+	Severance Agreement, dated as of July 8, 2008, between American Pacific Corporation and Dana M. Kelley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on July 11, 2008).

10.20+	First Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.21+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Salaried Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.22+	First Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on June 28, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.23+	Second Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees, executed by American Pacific Corporation on July 15, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended June 30, 2010).

10.24	Settlement Agreement, dated as of December 14, 2010, by and among American Pacific Corporation, Golconda Capital Portfolio, L.P., Golconda Capital Management, LLC and William D. Summitt (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on December 15, 2010).

10.25+*	Second Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on January 27, 2011.

10.26	Credit Agreement, dated as of October 26, 2012, by and among American Pacific Corporation, a Delaware corporation, the lenders from time to time party thereto, and KeyBank, National Association, as administrative agent, the swing line lender and as an issuer of letters of credit (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on October 31, 2012).

10.27+*	Third Amendment to American Pacific Corporation Defined Benefit Pension Plan, executed by American Pacific Corporation on November 30, 2012.

10.28+*	Form of Notice of Restricted Stock Unit (Performance Unit) Award and Restricted Stock Unit (Performance Unit) Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan.

10.29	Settlement Agreement, dated January 14, 2013, by and among Cornwall Master LP, Cornwall Capital Management LP, Cornwall GP, LLC, CMGP LLC, and James Mai and American Pacific Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-08137) filed by the registrant with the Securities and Exchange Commission on January 15, 2013).

10.30+	Severance Agreement, dated as of May 7, 2013, between American Pacific Corporation and Aslam Malik (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-08137) for the fiscal quarter ended March 31, 2013).

10.31+*	Severance Agreement, dated as of May 7, 2013, between American Pacific Corporation and Dave A. Thayer.

10.32+*	Third Amendment to Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees executed by American Pacific Corporation on July 1, 2013.

10.33+*	Consulting Agreement, dated November 14, 2013, by and between American Pacific Corporation and Discovery Partners International LLC.

*21	Subsidiaries of the registrant.

*23	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed or furnished herewith, as applicable.

+	Management contract or compensatory plan or arrangement.

(b)	See (a)(3) above.

(c)	None applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2013	AMERICAN PACIFIC CORPORATION (Registrant)

	By:	/s/ JOSEPH CARLEONE
Joseph Carleone
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANA M. KELLEY
Dana M. Kelley
Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH CARLEONE	Date: December 12, 2013
Joseph Carleone, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ DANA M. KELLEY	Date: December 12, 2013
Dana M. Kelley, Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

/s/ JOHN R. GIBSON	Date: December 12, 2013
John R. Gibson, Director

/s/ BARBARA SMITH CAMPBELL	Date: December 12, 2013
Barbara Smith Campbell, Director

/s/ IAN HAFT	Date: December 12, 2013
Ian Haft, Director

/s/ JAN H. LOEB	Date: December 12, 2013
Jan H. Loeb, Director

/s/ BERLYN D. MILLER	Date: December 12, 2013
Berlyn D. Miller, Director

/s/ WILLIAM F. READDY	Date: December 12, 2013
William F. Readdy, Director

/s/ C. KEITH ROOKER	Date: December 12, 2013
C. Keith Rooker, Director

/s/ CHARLOTTE E. SIBLEY	Date: December 12, 2013
Charlotte E. Sibley, Director

/s/ BART WEINER	Date: December 12, 2013
Bart Weiner, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

American Pacific Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of American Pacific Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Pacific Corporation at September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Pacific Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

December 12, 2013

AMERICAN PACIFIC CORPORATION

Consolidated Balance Sheets

September 30, 2013 and 2012

(Dollars in Thousands, Except per Share Amounts)

	2013	2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$60,864	$31,182
Accounts Receivable, Net	21,309	24,211
Inventories	59,572	44,157
Prepaid Expenses and Other Assets	1,541	1,477
Income Taxes Receivable	1,567	2
Deferred Income Taxes	16,214	13,028

Total Current Assets	161,067	114,057
Property, Plant and Equipment, Net	103,847	103,316
Deferred Income Taxes	6,446	20,796
Other Assets	5,947	8,295

TOTAL ASSETS	$277,307	$246,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$13,501	$12,006
Accrued Liabilities	5,453	6,359
Accrued Interest	7	988
Employee Related Liabilities	11,325	10,568
Income Taxes Payable	629	2,098
Customer Deposits	26,936	5,078
Deferred Revenues	8,677	2,215
Current Portion of Environmental Remediation Reserves	2,244	5,114
Current Portion of Long-Term Debt	6,002	16

Total Current Liabilities	74,774	44,442
Long-Term Debt	49,500	65,004
Environmental Remediation Reserves	9,703	11,640
Pension Obligations	29,899	55,300
Other Long-Term Liabilities	2,094	1,745

Total Liabilities	165,970	178,131

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock – $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock – $0.10 par value; 20,000,000 shares authorized, 7,949,000 and 7,710,783 issued and outstanding	795	771
Capital in Excess of Par Value	77,966	74,796
Retained Earnings	48,035	24,803
Accumulated Other Comprehensive Loss	(15,459)	(32,037)

Total Stockholders’ Equity	111,337	68,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,307	$246,464

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Operations

For the Years Ended September 30, 2013, 2012 and 2011

(Dollars in Thousands, Except per Share Amounts)

	2013	2012	2011

Revenues	$215,085	$185,627	$160,714
Cost of Revenues	128,131	119,477	113,863

Gross Profit	86,954	66,150	46,851
Operating Expenses	45,865	39,066	35,895
Environmental Remediation Charges	-	700	6,000
Other Operating Gains	-	1,714	2,929

Operating Income	41,089	28,098	7,885
Interest and Other Income	118	38	235
Interest Expense	2,996	10,173	10,514
Loss on Debt Extinguishment	2,835	1,397	-

Income (Loss) from Continuing Operations before Income Tax	35,376	16,566	(2,394)
Income Tax Expense (Benefit)	12,243	(3,766)	6,985

Income (Loss) from Continuing Operations	23,133	20,332	(9,379)
Income from Discontinued Operations, Net of Tax	99	4,987	2,143

Net Income (Loss)	$23,232	$25,319	$(7,236)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$2.98	$2.69	$(1.25)
Income from Discontinued Operations, Net of Tax	$0.01	$0.66	$0.29
Net Income (Loss)	$2.99	$3.35	$(0.96)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$2.86	$2.65	$(1.25)
Income from Discontinued Operations, Net of Tax	$0.01	$0.65	$0.29
Net Income (Loss)	$2.87	$3.30	$(0.96)

Weighted-Average Shares Outstanding:
Basic	7,772,000	7,554,000	7,517,000
Diluted	8,101,000	7,663,000	7,517,000

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended September 30, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011

Net Income (Loss)	$23,232	$25,319	$(7,236)

Other Comprehensive Income (Loss):
Cash Flow Hedge:
Change in fair value arising during period (net of income tax of $12, $0 and $0)	19	-	-
Less reclassifications to net income (net of income tax of $86, $0, and $0)	139	-	-

	158	-	-

Defined Benefit Pension Plans:
Actuarial gains (losses) arising during period (net of income tax of $8,466, $6,924 and $923)	13,668	(10,386)	(8,364)
Less amortization of losses to net income (net of tax of $1,704, $1,213 and $894)	2,752	1,819	1,341

	16,420	(8,567)	(7,023)

Foreign currency translation adjustments	-	475	(14)

Total Other Comprehensive Income (Loss)	16,578	(8,092)	(7,037)

Comprehensive Income (Loss)	$39,810	$17,227	$(14,273)

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2013, 2012 and 2011

(Dollars in Thousands)

	Common
	Shares					Accumulated
	Outstanding,	Par		Retained		Other	Total
	Net of	Value of	Capital in	Earnings		Compre-	Stock-
	Treasury	Common	Excess of	(Accumulated	Treasury	hensive	holders’
	Shares	Stock	Par Value	Deficit)	Stock	Loss	Equity

BALANCES, September 30, 2010	7,543,091	$754	$73,091	$6,720	$-	$(16,908)	$63,657

Comprehensive Loss				(7,236)		(7,037)	(14,273)
Issuance of Common Stock, Net of Tax	16,500	2	17				19
Share-based Compensation			304				304

BALANCES, September 30, 2011	7,559,591	756	73,412	(516)	-	(23,945)	49,707

Comprehensive Income				25,319		(8,092)	17,227
Issuance of Common Stock, Net of Tax	151,192	15	876				891
Share-based Compensation			508				508

BALANCES, September 30, 2012	7,710,783	771	74,796	24,803	-	(32,037)	68,333

Comprehensive Income				23,232		16,578	39,810
Issuance of Common Stock, Net of Tax	238,217	24	2,583				2,607
Share-based Compensation			587				587

BALANCES, September 30, 2013	7,949,000	$795	$77,966	$48,035	$-	$(15,459)	$111,337

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$23,232	$25,319	$(7,236)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	13,453	14,491	15,216
Non-cash interest expense	320	747	845
Non-cash component of loss on debt retirement	1,252	482	-
Share-based compensation	587	508	304
Excess tax benefit from stock-based compensation	(826)	(138)	-
Deferred income taxes	1,722	(6,648)	8,787
Loss on sale of assets	3	77	3
Gain on sale of business	-	(5,059)	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,863	129	10,824
Inventories	(15,220)	(9,996)	(1,126)
Prepaid expenses and other current assets	(64)	(299)	44
Accounts payable	1,306	1,109	3,975
Income taxes	(3,034)	2,252	2,636
Accrued liabilities	(1,204)	1,456	(2,309)
Accrued interest	(981)	(601)	14
Employee related liabilities	3,032	2,402	1,935
Customer deposits	21,858	(1,926)	1,915
Deferred revenues	6,462	(1,487)	(4,277)
Environmental remediation reserves	(4,807)	(9,419)	2,303
Pension obligations, net	1,339	(2,841)	(350)
Other	1,098	35	(428)
Discontinued operations, Net	(496)	1,054	(12,332)

Net Cash Provided by Operating Activities	51,895	11,647	20,743

Cash Flows from Investing Activities:
Capital expenditures	(13,916)	(8,788)	(11,931)
Proceeds from sale of business, net of cash sold and expenses	-	37,418	-
Other investing activities	-	131	-
Discontinued operations, net	-	(751)	(1,220)

Net Cash Provided (Used) by Investing Activities	(13,916)	28,010	(13,151)

Cash Flows from Financing Activities:
Issuance of long-term debt	60,000	-	-
Payments of long-term debt	(69,518)	(40,017)	(14)
Issuance of common stock	1,781	753	48
Excess tax benefit from stock-based compensation	826	138	-
Debt issuance costs	(1,386)	-	(878)
Discontinued operations, net	-	(45)	(56)

Net Cash Used by Financing Activities	(8,297)	(39,171)	(900)

Effect of Changes in Currency Exchange Rates on Cash	-	(7)	26

Net Change in Cash and Cash Equivalents	29,682	479	6,718
Cash and Cash Equivalents, Beginning of Year	31,182	30,703	23,985

Cash and Cash Equivalents, End of Year	$60,864	$31,182	$30,703

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

Consolidated Statements of Cash Flows (Continued)

For the Years Ended September 30, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011

Cash Paid (Refunded) For:
Interest	$5,240	$10,942	$9,662
Income taxes	14,998	136	(2,928)
Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	266	370	317

See Notes to Consolidated Financial Statements

AMERICAN PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011

(Dollars in Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. Our consolidated financial statements include the accounts of American Pacific Corporation and our subsidiaries (the “Company,” “we,” “us” or “our”). All intercompany accounts have been eliminated. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced.

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which is comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture is a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented. (See Note 13).

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $9,517 and $19,346 as of September 30, 2013 and 2012, respectively.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer Deposits. Customer deposits include upfront payments received from customers at the inception of an arrangement and progress or milestones payments that become collectable as work progresses on an arrangement. These amounts are recorded as current liabilities and applied against the total consideration for an arrangement upon completion of the deliverable.

Deferred Revenues. Deferred revenues include revenues associated with products that have been delivered under an arrangement but have not yet met all of the requisite revenue recognition requirements. Most commonly we defer revenue recognition on shipped product because the customer acceptance period (discussed above) has not lapsed. Deferred costs of revenues, which is a component of inventories, includes the cost of inventory that is directly associated with deferred revenues. Deferred revenues and deferred costs of revenues are recognized when all elements of the revenue recognition process have been met.

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

Related Party Transactions. Our related party transactions generally fall into the following categories: payments of professional fees to firms affiliated with certain members of our board of directors, and payments to certain directors for consulting services outside of the scope of their duties as directors. For the years ended September 30, 2013, 2012 and 2011, such transactions totaled approximately $120, $180 and $146, respectively.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. As of September 30, 2013, our floating-rate term loan had a carrying value of $55,500 and an estimated fair value of $55,898 (level 3 in the fair value hierarchy). Our interest rate swap agreement is recorded at fair value, which was an asset of $256 as of September 30, 2013 (level 2 in the fair value hierarchy). The estimated fair values of our floating-rate term loan and interest rate swap agreement are based on a valuation technique that takes into consideration expected cash flows, the then-current interest rates and the then-current creditworthiness of the Company or the counterparty, as applicable. Refer to Notes 4 and 5 for additional information regarding our term loan and interest rate swap agreement.

Derivative Instrument. We are party to an interest rate swap agreement for the purpose of hedging floating interest rate risk. The differential to be paid or received in connection with this instrument is accrued and recognized in income as an adjustment to interest expense. We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging relationships. We assess hedge effectiveness at inception and on a quarterly basis. If it is determined that a derivative instrument is not highly effective or the transaction is no longer deemed probable of occurring, we discontinue hedge accounting and recognize the ineffective portion in current period earnings.

Concentration of Credit Risk. Financial instruments that have potential concentrations of credit risk include cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high quality credit institutions. Our accounts receivable have concentration risk because significant amounts relate to customers in the aerospace and defense or pharmaceutical industries. From time to time we make sales to a customer that exceed 10% of our then-outstanding accounts receivable balance. As of September 30, 2013, three Fine Chemicals segment customers and one Specialty Chemicals segment customer accounted for 14%, 12%, 10% and 15% of consolidated accounts receivable, respectively. As of September 30, 2012, two Fine Chemicals segment customers and one Specialty Chemicals segment customer accounted for 27%, 16% and 19% of consolidated accounts receivable, respectively.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated productive lives of the assets of three to 15 years for machinery and equipment and seven to 30 years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated productive life of seven to nine years or the term of the lease.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation and Amortization Expense. Depreciation and amortization expense for continuing operations is classified as follows in our statements of operations as of September 30:

	2013	2012	2011

Classified as cost of revenues
Depreciation	$13,154	$13,305	$13,062
Classified as operating expenses
Depreciation	299	395	459
Amortization	-	-	537

Total continuing operations	13,453	13,700	14,058
Classified as discontinued operations	-	791	1,158

Total	$13,453	$14,491	$15,216

Amortization expense related to an intangible asset of our Fine Chemicals segment for customer relationships. This intangible asset became fully amortized as of May 2011.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured separately for each tax-paying entity in each tax jurisdiction, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for us beginning October 1, 2013. The updated standard will affect our disclosures but has no impact on our results of operations, financial condition or liquidity.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. We do not expect that the new standard will have a material impact on our condensed consolidated financial statements.

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

The purposes of our share-based compensation arrangements are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common stock may be issued upon grant, option exercise or vesting of the award. We maintain three share-based plans, each as discussed below.

The American Pacific Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Plan”) permitted the granting of stock options to employees, officers, directors and consultants. Options granted under the 2001 Plan generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Under the terms of the 2001 Plan, no options may be granted on or after January 16, 2011, but options previously granted may extend beyond that date based on the terms of the relevant grant. This plan was approved by our stockholders.

The American Pacific Corporation 2002 Directors Stock Option Plan, as amended and restated (the “2002 Directors Plan”) compensates non-employee directors with stock options granted annually or upon other discretionary events. Options granted under the 2002 Directors Plan prior to September 30, 2007 generally vested 50% at the grant date and 50% on the one-year anniversary of the grant date, and expire ten years from the date of grant. Options granted under the 2002 Directors Plan in November 2007 vested 50% one year from the date of grant and 50% two years from the date of grant, and expire ten years from the date of grant. Under the terms of the 2002 Plan, no options may be granted on or after November 12, 2012, but options previously granted may extend beyond that date based on the terms of the relevant grant. This plan was approved by our stockholders.

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. As of September 30, 2013, there were 245,232 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

2. SHARE-BASED COMPENSATION (continued)

Stock Options and Restricted Stock. A summary of our outstanding and non-vested stock option and restricted stock activity for the year ended September 30, 2013 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share

Balance, September 30, 2012	612,071	$8.47	138,835	$3.55	64,497	$7.52
Granted	47,470	11.93	47,470	5.41	36,060	11.93
Vested	-	-	(77,184)	3.61	(29,505)	7.42
Exercised	(204,157)	8.72	-	-	-	-
Expired / Cancelled	(17,749)	8.32	(4,749)	3.77	(2,000)	7.61

Balance, September 30, 2013	437,635	8.73	104,372	4.34	69,052	9.87

A summary of our exercisable stock options as of September 30, 2013 is as follows:

Number of vested stock options	333,263
Weighted average exercise price per share	$8.48
Aggregate intrinsic value	$15,423
Weighted average remaining contractual term in years	4.5

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

	2013	2012	2011

Weighted average grant date fair value per share of options granted	$5.41	$3.46	-
Significant fair value assumptions
Expected term in years	5.70	5.70	-
Expected volatility	49.0%	49.0%	-
Expected dividends	0.0%	0.0%	-
Risk-free interest rates	0.64%	0.85%	-
Total intrinsic value of options exercised	$2,910	$525	$20
Aggregate cash received for option exercises	$1,781	$754	$81

Compensation cost (included in operating expenses)
Stock options	$223	$260	$231
Restricted stock	364	248	73

Total	587	508	304
Tax benefit recognized	140	108	56

Net compensation cost	$447	$400	$248

As of period end date
Total compensation cost for non-vested awards not yet recognized
Stock options	$138	$122	$65
Restricted stock	$218	$167	$15
Weighted-average years to be recognized
Stock options	1.4	1.5	1.0
Restricted stock	1.4	1.5	1.0

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

Cash-Settled Restricted Stock Units. Cash-settled restricted stock units (“RSU”) are awards that, if vested, entitle the recipient to a cash payment equal to the fair market value of one share of our common stock for each unit granted. The currently outstanding RSU awards granted under the 2008 Plan cliff-vest on September 30, 2014, subject to the attainment of financial performance criteria that were established for the two-year period ending September 30, 2014 and continued employment by the recipient. RSUs are accounted for as liability awards, and accordingly, compensation cost is remeasured based on our closing stock price at the end of each reporting period. If we estimate that it is probable that the vesting criteria will be met, then we record compensation expense based on the proportionate share of the total estimated fair value of the award to the requisite service period.

A summary of our RSU activity for the year ended September 30, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit

Outstanding, September 30, 2012	-	$-
Grants	77,231	11.93
Forfeitures	-	-
Vested	-	-

Outstanding, September 30, 2013	77,231	$11.93

A summary of estimated compensation expense for RSU awards is as follows:

	Year Ended September 30,
	2013	2012

Compensation cost (included in operating expenses)	$1,883	$-
Tax benefit recognized	720	-

Net compensation cost	$1,163	$-

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$2,346	$-
Weighted-average years to be recognized	1.0	-
Accrued compensation cost included in other long-term liabilities at year end	$1,883	$-

3. BALANCE SHEET DATA

The following tables provide additional disclosure for accounts receivable, inventories and property, plant and equipment at September 30:

	2013	2012

Accounts Receivable:
Trade receivables	$20,875	$23,384
Employee and other receivables	462	827
Allowance for bad debt	(28)	-

Total	$21,309	$24,211

We assess the collectability of our accounts receivable based on historical collection experience and provide allowances for estimated credit losses. Typically, our customers consist of large corporations and government contractors procuring products from us on behalf of or for the benefit of government agencies.

	2013	2012

Inventories:
Finished goods	$9,020	$2,966
Work-in-progress	36,032	28,851
Raw materials and supplies	14,520	12,340

Total	$59,572	$44,157

Finished goods includes final product that has shipped to our customers but remains subject to a specified customer acceptance period before revenues and the related costs of revenues are recognized.

	2013	2012

Property, Plant and Equipment:
Land and improvements	$3,693	$3,693
Buildings and improvements	52,343	50,891
Machinery and equipment	161,472	149,522
Construction in progress	4,264	3,689

Total Cost	221,772	207,795
Less: accumulated depreciation	(117,925)	(104,479)

Total	$103,847	$103,316

4. DEBT

Our outstanding debt balances consist of the following as of September 30:

	2013	2012

Term Loan, variable-rate interest, due through 2017	$55,500	$-
Senior Notes, 9%, due 2015	-	65,000
Capital Leases, due through 2014	2	20

Total Debt	55,502	65,020
Less Current Portion	(6,002)	(16)

Total Long-term Debt	$49,500	$65,004

Senior Notes. In February 2007, we issued and sold $110,000 aggregate principal amount of 9.0% Senior Notes due February 1, 2015 (the “Senior Notes”). The Senior Notes accrued interest at an annual rate of 9.0%, payable semi-annually in February and August. The Senior Notes were guaranteed on a senior unsecured basis by all of our existing and future material U.S. subsidiaries.

On August 9, 2012, we called $40,000 of the outstanding principal amount of the Senior Notes. On September 10, 2012, we completed the redemption, using net cash proceeds from the sale of AMPAC-ISP and available cash balances. The redemption price for the Notes was 102.25% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to the redemption date. The transaction resulted in a net loss on debt retirement of $1,397 which includes the call premium of $900, unamortized debt issuances costs of $482 and other expenses of $15.

4. DEBT (continued)

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

ABL Credit Facility. On January 31, 2011, American Pacific Corporation, as borrower, with certain domestic subsidiaries of the Company as guarantors, entered into an asset-based lending credit agreement (the “ABL Credit Facility”) with Wells Fargo Bank, National Association, as agent and as lender, which provided a secured revolving credit facility in an aggregate principal amount of up to $20,000 at any time outstanding with an initial maturity of 90 days prior to the maturity date of the Senior Notes, which was February 1, 2015. The maximum borrowing availability under the ABL Credit Facility was based upon a percentage of our eligible account receivables and eligible inventories. On October 26, 2012, we terminated the ABL Credit Facility.

Credit Facility. On October 26, 2012, we entered into an $85,000 senior secured credit agreement (the “Credit Facility”) by and among American Pacific Corporation, the lenders party thereto (the “Lenders”) and KeyBank National Association, as the swing line lender, issuer of letters of credit under the Credit Facility and as the Administrative Agent of the Lenders. Under the Credit Facility, we (i) obtained a term loan in the aggregate principal amount of $60,000 with an initial maturity in five years (the “Term Loan”), and (ii) may obtain revolving loans of up to $25,000 in aggregate principal amount, of which up to $5,000 may be outstanding in connection with the issuance of letters of credit (the “Revolving Facility”). We may prepay and terminate the Credit Facility at any time, without premium or penalty. The Credit Facility contains certain mandatory prepayment provisions which are based upon certain asset sales, equity issuances, incurrence of certain indebtedness and events of loss.

Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credits. As of September 30, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $4,466 and availability for revolving loans of $20,534.

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

4. DEBT (continued)

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of September 30, 2013, our Leverage Ratio was 1.04 to 1.00 and our Debt Service Coverage Ratio was 6.21 to 1.00, each of which are in compliance with the applicable financial covenant.

The Credit Facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the Credit Facility prior to the Credit Facility’s stated maturity and the related commitments may be terminated.

4. DEBT (continued)

Principal Maturities. Principal maturities for our outstanding debt as of September 30, 2013 are as follows:

Years ending September 30:
2014	$6,002
2015	6,000
2016	6,000
2017	7,500
2018	30,000

Total	$55,502

Debt Issue Costs. In connection with the issuance of the Credit Facility, we incurred debt issuance costs of approximately $1,386, which are capitalized and classified as other assets on our consolidated balance sheets. These costs are being amortized, using the effective interest rate method, as additional interest expense over the term of the Credit Facility.

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities and certain product contracts. As of September 30, 2013, we had $4,466 in outstanding letters of credit, maturing through April 2017, that were issued under our Revolving Facility. In addition, as of September 30, 2013, we had $315 in outstanding standby letters of credit, maturing through April 2016, that were not issued under our Revolving Facility. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

5. DERIVATIVE INSTRUMENT

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

We designated the Swap Agreement as a cash flow hedge in accordance with the accounting guidance in ASC Topic 815. As of September 30, 2013, the fair value of the Swap Agreement was an asset of $256. The effective portion of the change in the fair value of a derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings. For the year ended September 30, 2013, we had no hedge ineffectiveness.

5. DERIVATIVE INSTRUMENT (continued)

The following table provides quantitative disclosures about the Swap Agreement before income tax effects for the years ended September 30:

	September 30,
	2013	2012

Balance sheet location of fair value:
Other assets	$554	$-
Accrued liabilities	$298	$-

	Year Ended September 30,
	2013	2012	2011

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$31	$-	$-
Amount reclassified from accumulated other comprehensive income to interest expense (effective portion)	$225	$-	$-

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides changes in accumulated other comprehensive loss by component, net of income tax:

	Defined Benefit Pension Plans	Cash Flow Hedge	Foreign Currency Items	Total

Balance, September 30, 2011	$(23,470)	$-	$(475)	$(23,945)
Current year other comprehensive income (loss)	(8,567)	-	475	(8,092)

Balance, September 30, 2012	(32,037)	-	-	(32,037)
Current year other comprehensive income (loss)	16,420	158	-	16,578

Balance, September 30, 2013	$(15,617)	$158	$-	$(15,459)

7. EARNINGS (LOSS) PER SHARE

Shares used to compute earnings (loss) per share from continuing operations are as follows for the years ended September 30:

	2013	2012	2011

Income (Loss) from Continuing Operations	$23,133	$20,332	$(9,379)

Basic Weighted Average Shares	7,772,000	7,554,000	7,517,000

Diluted:
Weighted Average Shares, Basic	7,772,000	7,554,000	7,517,000
Dilutive Effect of Stock Options	291,000	82,000	-
Dilutive Effect of Restricted Stock	38,000	27,000	-

Weighted Average Shares, Diluted	8,101,000	7,663,000	7,517,000

Basic Earnings (Loss) per Share from Continuing Operations	$2.98	$2.69	$(1.25)
Diluted Earnings (Loss) per Share from Continuing Operations	$2.86	$2.65	$(1.25)

Antidilutive options and restricted shares are excluded from potential dilutive shares. As of September 30, 2013, we had no antidilutive options and restricted stock outstanding. As of September 30, 2012 and 2011, we had an aggregate of 278,385 and 653,304, respectively, of antidilutive options and restricted shares outstanding.

8. INCOME TAXES

Income Tax Expense (Benefit). Income tax expense (benefit) is classified as follows for the years ended September 30:

	2013	2012	2011

Continuing Operations	$12,243	$(3,766)	$6,985
Discontinued Operations	(90)	715	1,185

Total	$12,153	$(3,051)	$8,170

The components of the income tax expense (benefit) are as follows for the years ended September 30:

	2013	2012	2011

Current
Federal	$11,930	1,328	(330)
State	(9)	1,129	(16)
Foreign	-	183	(90)
Deferred
Federal	(1,131)	(4,473)	7,614
State	1,363	(1,218)	1,025
Foreign	-	-	(33)

Income tax expense (benefit)	$12,153	(3,051)	8,170

A reconciliation of the federal statutory rate to our effective tax (benefit) rate from continuing operations is as follows for the years ended September 30:

	2013	2012	2011

Federal income tax at the statutory rate	35.0%	35.0%	(35.0%)
State income tax, net of federal benefit	3.4%	4.1%	(3.6%)
Nondeductible expenses	0.2%	1.4%	8.6%
Valuation allowance	(0.2%)	(62.9%)	318.6%
Interest and penalties	(2.0%)	0.4%	1.1%
Domestic production activities and state credits	(7.9%)	0.0%	0.0%
State tax rate change	5.4%	0.0%	0.0%
Other	0.7%	(0.7%)	2.0%

Effective tax rate	34.6%	(22.7%)	291.7%

8. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities. Deferred tax assets arise primarily because expenses have been recorded in historical financial statement periods which will not become deductible for income taxes until future tax years. Deferred tax assets are comprised of the following at September 30:

	2013	2012

Deferred tax assets:
Inventory	$11,459	$9,183
Pension obligations	10,755	22,270
Environmental remediation reserves	7,533	9,997
Accrued expenses	4,314	3,824
Deferred gain on sale of business	996	1,448
Tax credits and carryforwards	515	66
Other	1,117	1,439

Subtotal	36,689	48,227
Valuation allowance	-	(66)

Deferred tax assets	36,689	48,161

Deferred tax liabilities:
Property, plant and equipment	(13,358)	(13,805)
Prepaid expenses	(576)	(432)
Other	(95)	(100)

Deferred tax liabilities	(14,029)	(14,337)

Net deferred tax assets	$22,660	$33,824

Valuation Allowance. We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated to be more likely than not realized. This assessment requires judgment and is performed on the basis of the weight of all available evidence, both positive and negative, with greater weight placed on information that is objectively verifiable, such as historical performance.

The following schedule provides detail regarding our deferred tax asset valuation allowance as of September 30:

	2013	2012	2011

Balance, Beginning of Year	$66	$10,486	$66
Amounts charged to income tax expense (benefit)	(66)	(10,420)	7,628
Amounts charged to other comprehensive income (loss)	-	-	2,792

Balance, End of the Year	$-	$66	$10,486

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

8. INCOME TAXES (continued)

The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment or reversal of a valuation allowance, if any, does not impact cash nor does it preclude us from using our tax credits, loss carryforwards and other deferred assets in the future.

Credits and Carryforwards. As of September 30, 2013, we have California Enterprise Zone credit carryforwards of $792, expiring 2024, which are available to offset future California income tax. As of September 30, 2012, we had aggregate net operating loss carryforward balances of $1,208 in two states where we no longer conduct business. Since we did not anticipate future taxable income in these states we provided a full valuation allowance of $66 as of September 30, 2012. During Fiscal 2013, we filed final tax returns in these states and removed the related deferred tax assets and valuation allowance from the balance sheet.

Unrecognized Tax Benefits. We review our portfolio of uncertain tax positions and recorded liabilities based on the applicable recognition standards. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We classify uncertain tax positions as non-current income tax liabilities unless expected to be settled within one year.

As of September 30, 2013 and 2012, our recorded liability for unrecognized tax benefits was $204 and $1,274, respectively, of which $201 and $405, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items, which only impact the timing of tax payments. In December 2012, the internal revenue service completed its examination of our federal income tax returns for Fiscal years 2008, 2009, and 2010 and the related net operating loss carryback claims for Fiscal years 2002, 2003, 2005, 2006, 2007 and 2008 with no significant adjustments. Upon completion of this audit, we released $1,070 of unrecognized tax benefits.

We have no additional significant statutes of limitations that are anticipated to expire in Fiscal 2014. Accordingly, it is reasonably possible that none of the gross liability for unrecognized tax benefits will be reversed during Fiscal 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30 is as follows:

	2013	2012

Unrecognized Tax Benefits - Beginning of Year	$1,274	$1,246
Additions for tax positions of prior years	-	28
Reductions for tax positions of prior years	(1,070)	-
Lapse of statute of limitations	-	-

Unrecognized Tax Benefits - End of Year	$204	$1,274

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and 2012, respectively, we had accrued $10 and $679, respectively, for the payment of tax-related interest and penalties. For the years ended September 30, 2013 and 2012, respectively, income tax expense includes a benefit of $671 and an expense of $70 for interest and penalties.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal or state income tax examinations for the years before 2008.

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan Descriptions. We maintain three defined benefit pension plans, which cover substantially all of our employees: the Amended and Restated American Pacific Corporation Defined Benefit Pension Plan (the “AMPAC Plan”), the Ampac Fine Chemicals LLC Pension Plan for Salaried Employees (the “AFC Salaried Plan”), and the Ampac Fine Chemicals LLC Pension Plan for Bargaining Unit Employees (the “AFC Bargaining Plan”), each as amended to date. Collectively, these three plans are referred to as the “Pension Plans.” Pension Plans benefits are paid based on an average of earnings, retirement age, and length of service, among other factors. In May 2010, our board of directors approved amendments to our Pension Plans which effectively closed the Pension Plans to participation by any new employees. Retirement benefits for existing U.S. employees and retirees through June 30, 2010 were not affected by this change. Beginning July 1, 2010, new U.S. employees began participating solely in one of the Company’s 401(k) plans. In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan (the “SERP”) that as of September 30, 2013, includes three executive officers and two former executive officers. We use a measurement date of September 30 to account for our Pension Plans and SERP.

Defined Contribution Plan Descriptions. We maintain two 401(k) plans in which participating employees may make contributions. One covers substantially all U.S. employees, except bargaining unit employees of our Fine Chemicals segment, and the other covers those bargaining unit employees (collectively, the “401(k) Plans”). We make matching contributions for Fine Chemicals segment employees and eligible U.S. employees who began employment on or after July 1, 2010.

Summary Defined Benefit Plan Results. The table below presents the annual changes in benefit obligations and plan assets and the funded status of our Pension Plans and SERP as of and for the fiscal years ended September 30:

	Pension Plans		SERP
	2013	2012	2013	2012

Change in Benefit Obligation:
Benefit obligation, beginning of year	$96,989	$73,383	$11,087	$7,942
Service cost	3,326	2,653	817	435
Interest cost	3,944	3,915	422	369
Amendments	298	-	-	-
Actuarial losses	(18,090)	18,693	(615)	2,868
Benefits paid	(1,781)	(1,655)	(525)	(527)

Benefit obligation, end of year	84,686	96,989	11,186	11,087

Change in Plan Assets:
Fair value of plan assets, beginning of year	52,249	36,935	-	-
Actual return (loss) on plan assets	8,124	7,649	-	-
Employer contributions	6,704	9,320	525	527
Benefits paid	(1,781)	(1,655)	(525)	(527)

Fair value of plan assets, end of year	65,296	52,249	-	-

Funded status	$(19,390)	$(44,740)	$(11,186)	$(11,087)

Amounts pertaining to our Pension Plans and SERP recognized in our consolidated balance sheet are classified as follows as of September 30:

	Pension Plans		SERP
	2013	2012	2013	2012

Employee related liabilities	$-	$-	$(677)	$(527)
Pension obligations and other long-term liabilities	(19,390)	(44,740)	(10,509)	(10,560)

Net amount recognized	$(19,390)	$(44,740)	$(11,186)	$(11,087)

9. EMPLOYEE BENEFIT PLANS (continued)

The following table summarizes changes in the components of unrecognized benefit plan costs for the year ended September 30:

	Pension Plans		SERP
	2013	2012	2013	2012

Net actuarial loss	$(21,817)	$14,443	$(616)	$2,867
Prior service costs	298	-	-	-
Amortization of:
Net actuarial loss from previous years	(3,590)	(2,549)	(376)	-
Prior service costs	(70)	(63)	(420)	(420)
Income tax benefits related to above items	9,631	(4,732)	540	(979)

Changes in unrecognized benefit plan costs	$(15,548)	$7,099	$(872)	$1,468

The following table sets forth the amounts recognized as components of accumulated other comprehensive loss at September 30:

	Pension Plans		SERP
	2013	2012	2013	2012

Net actuarial loss	$17,950	$43,357	$2,576	$3,568
Prior service costs	642	414	982	1,402
Income tax benefits related to above items	(4,931)	(14,562)	(1,602)	(2,142)

Unrecognized benefit plan costs, net of tax	$13,661	$29,209	$1,956	$2,828

The table below sets forth the amounts in accumulated other comprehensive loss at September 30, 2013, that we expect to recognize in periodic pension cost in the year ending September 30, 2014.

	Pension Plans	SERP

Amortization of net actuarial loss	$1,143	$262
Amortization of prior service costs	67	420

	$1,210	$682

The table below provides data for our defined benefit plans as of September 30:

	2013	2012

Plan Assets:
Ampac Plan	$49,913	$41,055
AFC Salaried Plan	8,991	6,744
AFC Bargaining Plan	6,392	4,450
Accumulated Benefit Obligation:
Ampac Plan	54,786	61,368
AFC Salaried Plan	10,409	12,500
AFC Bargaining Plan	7,210	7,585
Projected Benefit Obligation:
Ampac Plan	65,838	74,645
AFC Salaried Plan	11,638	14,759
AFC Bargaining Plan	7,210	7,585

9. EMPLOYEE BENEFIT PLANS (continued)

Net periodic benefit plan cost is comprised of the following for the years ended September 30:

	Pension Plans			SERP
	2013	2012	2011	2013	2012	2011

Net Periodic Benefit Plan Cost:
Service cost	$3,326	$2,653	$2,432	$817	$435	$324
Interest cost	3,944	3,914	3,541	422	369	356
Expected return on plan assets	(4,399)	(3,398)	(2,886)	-	-	-
Recognized actuarial losses	3,589	2,549	1,752	376	-	-
Amortization of prior service costs	70	63	63	420	420	420

Net periodic pension cost	$6,530	$5,781	$4,902	$2,035	$1,224	$1,100

Assumptions.

	Pension Plans			SERP
	2013	2012	2011	2013	2012	2011

Weighted-Average Actuarial Assumptions
Used to Determine Benefit Obligation as of September 30:
Discount rate	5.31%	4.00%	5.40%	4.67%	3.90%	4.80%
Rate of compensation increase	3.50%	3.50%	4.00%	3.50%	3.50%	4.00%
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

	Target	Actual
	2013	2013	2012

Equity securities	68%	68%	74%
Debt securities	24%	21%	22%
Real estate securities	5%	5%	0%
Cash and marketable securities	3%	6%	4%

Total	100%	100%	100%

9. EMPLOYEE BENEFIT PLANS (continued)

The table below provides the fair values of the Pension Plans’ assets as of September 30, 2013 and 2012, by asset category, and identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for additional information regarding the level categories).

	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

September 30, 2013:
Equity Securities
Domestic large-cap	$15,964			$15,964
Domestic mid-cap	3,331			3,331
Domestic small-cap	902			902
International	7,861			7,861
Mutual funds	15,478			15,478
Other	1,324			1,324
Fixed Income Securities
Mutual funds	6,216			6,216
Corporate bonds		$3,999		3,999
Certificate of deposit				-
U.S. Treasuries	1,016			1,016
Mortgage-backed		303		303
Foreign bonds		1,901		1,901
Real Estate Securities	3,076			3,076
Cash and cash equivalents	3,859			3,859
Other	7	58		65

	$59,034	$6,261	$-	$65,295

September 30, 2012:
Equity Securities
Domestic large-cap	$20,188			$20,188
Domestic mid-cap	5,590			5,590
Domestic small-cap	1,768			1,768
International	5,939			5,939
Other	3,217			3,217
Fixed Income Securities				-
Mutual funds	6,146			6,146
Corporate bonds		$3,652		3,652
Certificate of deposit		805		805
U.S. Treasuries	973			973
Mortgage-backed		477		477
Foreign bonds		1,366		1,366
Cash and cash equivalents	2,056			2,056
Other		72		72

	$45,877	$6,372	$-	$52,249

Contributions and Benefit Payments. We made total contributions of $1,061, $1,378 and $1,301 to the 401(k) Plans during the years ended September 30, 2013, 2012 and 2011, respectively. During the year ending September 30, 2014, we expect to contribute approximately $2,100 to the Pension Plans and approximately $677 to the SERP.

9. EMPLOYEE BENEFIT PLANS (continued)

The table below sets forth expected future benefit payments for the years ending September 30:

Years ending September 30:	Pension Plans	SERP

2014	$2,344	$677
2015	2,464	662
2016	2,681	1,081
2017	2,779	1,055
2018	3,019	1,027
2019-2023	20,326	4,662

10. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices under an operating lease that expires in 2018 and contains step rent provisions, escalation clauses and also provides for cash allowances toward the funding of capital improvements. Our minimum lease payments include these considerations. Total rental expense for continuing operations under operating leases was $1,938, $1,735 and $1,642 for the years ended September 30, 2013, 2012 and 2011, respectively.

Minimum lease payments are recognized as rental expense on a straight-line basis over the minimum lease term. Estimated future minimum lease payments under operating leases as of September 30, 2013, are as follows:

Years ending September 30:
2014	$1,192
2015	1,163
2016	1,158
2017	1,170
2018	709
Thereafter	53

Total	$5,445

Purchase Commitments. Purchase commitments represent obligations under agreements that are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. As of September 30, 2013, our purchase commitments were not material.

Employee Agreements. We have an employment agreement with our Chief Executive Officer. The term of the employment agreement currently ends on September 30, 2016, unless amended or extended in accordance with the terms of the agreement or otherwise. Significant contract provisions include annual base salary, health care benefits, and non-compete provisions. The employment agreement is primarily an “at will” employment agreement, under which we may terminate the executive officer’s employment for any or no reason. Generally, the agreement provides that a termination without cause obligates us to pay certain severance benefits specified in the contract.

We maintain severance agreements with four other executive officers which generally provide that a termination of the executive without cause obligates us to pay certain severance benefits specified in the contract. In addition, certain other key divisional executives are eligible for severance benefits. Estimated minimum aggregate severance benefits under all of these agreements and arrangements was approximately $5,800 as of September 30, 2013. In addition, we maintain a general ongoing employee severance policy that may provide benefits only for specified terminations, such as involuntary terminations without cause. The policy provides a formula for determining benefits based on position and years of service.

10. COMMITMENTS AND CONTINGENCIES (continued)

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

From time to time, we held discussions with NDEP to formalize our remediation efforts in an agreement. In June 2013, we entered into an Administrative Order on Consent (the “AOC”) with NDEP. We have been conducting our remediation efforts in cooperation with NDEP. Accordingly, the formalization of our remediation efforts under an AOC had no significant effect on our scope of activities or cost estimates. Significant terms of the AOC include:

—	formalizing the oversight of ongoing or modified remediation efforts required by NDEP;

—	procedures for reimbursing NDEP for past and future oversight costs;

—	providing NDEP with enforcement mechanisms to ensure compliance with the AOC, including stipulated penalties for failures to comply with certain requirements under the AOC;

—	preservation of AMPAC’s right to make future cost recovery or contribution claims;

—	providing a procedure for closing part or all of the remediation efforts once goals are achieved; and

—	resolving certain environmental liability claims that NDEP might have had without the AOC.

10. COMMITMENTS AND CONTINGENCIES (continued)

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

Late in Fiscal 2009, we gained additional information from groundwater modeling that indicated groundwater emanating from the AMPAC Henderson Site in certain areas in deeper zones (more than 150 feet below ground surface) was moving toward our existing remediation facility at a much slower pace than previously estimated. Utilization of our existing facilities alone, at this slower groundwater pace, could, according to this groundwater model, extend the life of our remediation project to well in excess of 50 years. As a result of this additional data, related model interpretations and consultations with NDEP, we re-evaluated our remediation operations and determined that we should be able to improve the effectiveness of the treatment program and significantly reduce the total project time by expanding the treatment system existing at the time. The expansion included installation of additional groundwater extraction wells in the deeper, more concentrated areas, construction of an underground pipeline to move extracted groundwater to our treatment facility, and the addition of fluidized bed reactor (“FBR”) bioremediation treatment equipment (the “Expansion Project”) that will enhance, and in some cases replace, primary components of the existing treatment system. In our Fiscal 2009 fourth quarter, we accrued $13,700 as our initial estimate of the capital cost of the Expansion Project and the related estimates of the effects of the enhanced operations on the on-going O&M costs and project life.

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

In September 2012, we commenced initial operation of the Expansion Project with planned start up activities completed in Fiscal 2013. System optimization will continue in Fiscal 2014. In September 2012, we recorded an additional remediation charge in the amount of $700, which is substantially attributed to the true-up of estimates to the expected final cost of the Expansion Project. Due to uncertainties inherent in making estimates, our estimates of capital and O&M costs may later require significant revision as new facts become available and circumstances change.

The estimated life of the project is a key assumption underlying the accrued estimated cost of our remediation activities. Groundwater modeling and other information regarding the characteristics of the surrounding land and demographics indicate that at our targeted processing rates and targeted perchlorate mass destruction rates, the life of the project could range from five to 18 years from the date that the Expansion Project was placed in service. Further, the data indicates that within that range, seven to 14 years is the more likely range. In accordance with generally accepted accounting principles, if no point within the more likely range is considered more likely than another, then estimates should be based on the low end of the range. Accordingly, our accrued remediation

10. COMMITMENTS AND CONTINGENCIES (continued)

cost includes estimated O&M costs through 2019, which is the low end of the likely range of the project life. Groundwater speed, perchlorate concentrations, aquifer characteristics and forecasted groundwater extraction rates will continue to be key factors considered when estimating the life of the project. If additional information becomes available in the future that leads to a different interpretation of the model, thereby dictating a change in equipment and operations, our estimate of the resulting project life could change significantly.

The estimate of the annual O&M cost of the project is a key assumption in our computation of the estimated cost of our remediation activities. To estimate future O&M costs, we consider, among other factors, the remaining project scope and historical expense rates to develop assumptions regarding labor, utilities, repairs, maintenance supplies and professional services costs. We estimate average annual O&M costs to range from approximately $1,800 to $2,100. If additional information becomes available in the future that is different than information currently available to us and thereby leads us to different conclusions, our estimate of O&M expenses could change significantly.

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

As of September 30, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $8,300 to approximately $32,000. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of September 30, 2013, the accrued amount was $11,947, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the year ended September 30, 2013, is shown below:

Balance, September 30, 2012	$16,754
Expenditures	(4,807)

Balance, September 30, 2013	$11,947

AFC Environmental Matters. The primary operations of our Fine Chemicals segment are located on land leased from Aerojet Rocketdyne, Inc. (“Aerojet”), a wholly-owned subsidiary of GenCorp Inc. (“GenCorp”). The leased land is part of a tract of land owned by Aerojet designated as a “Superfund Site” under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The tract of land had been used by Aerojet and affiliated companies to manufacture and test rockets and related equipment since the 1950s. Although the chemicals identified as contaminants on the leased land were not used by Aerojet Fine Chemicals LLC (predecessor in interest to Ampac Fine Chemicals LLC) as part of its operations, CERCLA, among other things, provides for joint and several liability for environmental liabilities including, for example, environmental remediation expenses.

10. COMMITMENTS AND CONTINGENCIES (continued)

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

Fine Chemicals. Our Fine Chemicals segment includes the operating results of our wholly-owned subsidiaries Ampac Fine Chemicals LLC and AMPAC Fine Chemicals Texas, LLC (collectively, “AFC”). AFC is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for commercial customers in the pharmaceutical industry. AFC operates in compliance with the U.S. Food and Drug Administration’s current Good Manufacturing Practices and the requirements of certain other regulatory agencies such as the European Union’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency. AFC also complies with Drug Enforcement Administration requirements related to the manufacture and sale of certain controlled substances. AFC has distinctive competencies and specialized engineering capabilities in performing chiral separations, manufacturing chemical compounds that require high containment, performing energetic chemistries at large scale, and manufacturing Schedule II controlled substances.

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

11. SEGMENT INFORMATION (continued)

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

Our revenues are characterized by individually significant orders and relatively few customers. As a result, in any given reporting period, certain customers may account for more than 10% of our consolidated revenues. The following table provides disclosure of the percentage of our consolidated revenues attributed to customers that exceed 10% of the total in each of the fiscal years ended September 30:

	2013	2012	2011

Fine chemicals customer	28%	31%	23%
Fine chemicals customer		12%
Specialty chemicals customer		17%
Specialty chemicals customer	20%	12%	24%

The following provides financial information about our segment operations for the fiscal years ended September 30:

	2013	2012	2011

Revenues:
Fine Chemicals	$124,898	$111,536	$89,497
Specialty Chemicals	82,636	68,513	66,905
Other Businesses	7,551	5,578	4,312

Total Revenues	$215,085	$185,627	$160,714

Segment Operating Income (Loss):
Fine Chemicals	$11,295	$8,678	$(6,283)
Specialty Chemicals	47,961	34,919	35,600
Other Businesses	(1,066)	(473)	(1,308)

Total Segment Operating Income	58,190	43,124	28,009
Corporate Expenses	(17,101)	(14,326)	(14,124)
Environmental Remediation Charges	-	(700)	(6,000)

Operating Income	$41,089	$28,098	$7,885

Depreciation and Amortization:
Fine Chemicals	$12,013	$11,914	$12,473
Specialty Chemicals	1,144	1,401	1,136
Other Businesses	21	18	17
Corporate	275	367	432

Total	$13,453	$13,700	$14,058

Capital Expenditures:
Fine Chemicals	$11,138	$7,383	$11,153
Specialty Chemicals	2,661	1,353	756
Other Businesses	6	18	8
Corporate	111	34	14

Total	$13,916	$8,788	$11,931

Assets, at year end:
Fine Chemicals	$154,707	$143,551	$144,003
Specialty Chemicals	27,427	21,029	19,785
Other Businesses	5,319	7,302	5,064
Corporate	89,854	74,582	60,954

Total	$277,307	$246,464	$229,806

11. SEGMENT INFORMATION (continued)

All of our continuing operations are located in the United States. Export sales consist mostly of fine chemicals and water treatment equipment sales. For the year ended September 30, 2013, sales outside the U.S. represented 43% of consolidated revenues. Of this amount 19% was sold to customers in Ireland, with no other individual country representing more than 10%. For the year ended September 30, 2012, sales outside the U.S. represented 36% of consolidated revenues. Of this amount, 17% was sold to customers in Ireland and 12% sold to customers in Belgium, with no other individual country representing more than 10%. For the year ended September 30, 2011, sales outside the U.S. represented 25% of consolidated revenues, with no individual country representing more than 10%.

12. GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the years ended September 30, 2012 and 2011, our Fine Chemicals segment reported other operating gains of $1,714 and $2,929 that resulted from the resolution of gain contingencies. We did not have any similar gains in the year ended September 30, 2013. The reported gains are comprised of the following two matters.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Certain of the capital activities are complete and others are in progress or otherwise expected to be completed during our fiscal year ending September 30, 2014. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of its facilities. During the years ended September 30, 2012 and 2011, we received from the former owner cash consideration in the amount of $1,714 and $258, respectively, for a limited release of liability of the former owner with respect to the completed projects.

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

13. DISCONTINUED OPERATIONS

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

The Asset Purchase Agreement provides that $4,000 of the Purchase Price be held in an escrow account for 15 months following the closing of the transaction, or until October 31, 2013. Amounts in the escrow account may be applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our

13. DISCONTINUED OPERATIONS (continued)

respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. During Fiscal 2013, $650 of the escrow account was released to Moog in settlement of certain retained liabilities.

In October 2013, we received a claim for indemnification from Moog under the Asset Purchase Agreement (the “Moog Claim”). The Moog Claim demands payment for alleged losses of approximately $6,800 from the claimed breach of certain of our representations and warranties in the Asset Purchase Agreement. In November 2013, we responded to Moog denying Moog’s claim for indemnification. We intend to vigorously defend ourselves in this matter, but the ultimate outcome is uncertain.

We have accounted for the portion of the Purchase Price that was placed in the escrow account as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved. The balance in the escrow account as of September 30, 2013 is $3,350. If the Moog Claim is resolved for an amount less than the balance in the escrow account, then any amounts remaining in the escrow account after settlement of the Moog Claim will be released to us and recorded as a gain. If the Moog Claim is resolved for an amount greater than the escrow account, then the amount of the settlement that is in excess of the escrow account balance would be recorded by us as a loss.

Revenues and expenses associated with the operations of AMPAC-ISP are presented as discontinued operations for all periods presented. Summarized financial information for AMPAC-ISP is as follows:

	Year Ended September 30,
	2013	2012	2011

Revenues	$-	$44,039	$48,941

Income from Discontinued Operations, Net of Tax
Operating income (loss) before tax	$83	$643	$3,328
Income tax expense (benefit)	(62)	506	1,185

Net income from discontinued operations	145	137	2,143

Gain (Loss) on Sale of Discontinued Operations
Gain (Loss) on sale of discontinued operations before tax	(74)	5,059	-
Income tax expense (benefit)	(28)	209	-

Net gain (loss) on sale of discontinued operations	(46)	4,850	-

Income from discontinued operations, net of tax	$99	$4,987	$2,143

14. SUBSEQUENT EVENT

In October 2013, we received a claim for indemnification from Moog under the Asset Purchase Agreement associated with the sale of our former Aerospace Equipment segment (see Note 13).