Form 10-Q
period 2013-12-31
AMERICAN PACIFIC CORP
filed 2014-02-06
CIK 350832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 7,997,913.

AMERICAN PACIFIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

– i –

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2013	2012

Revenues	$51,513	$36,318
Cost of Revenues	33,536	20,906

Gross Profit	17,977	15,412
Operating Expenses	11,372	10,464
Other Operating Gains	713	-

Operating Income	7,318	4,948
Interest and Other Income	14	8
Interest Expense	610	1,282
Loss on Debt Extinguishment	-	2,835

Income from Continuing
Operations before Income Tax	6,722	839
Income Tax Expense	2,378	(312)

Income from Continuing Operations	4,344	1,151
Income (Loss) from Discontinued
Operations, Net of Tax	(21)	4

Net Income	$4,323	$1,155

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.55	$0.15
Income (Loss) from Discontinued
Operations, Net of Tax	$(0.00)	$0.00
Net Income	$0.55	$0.15

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.53	$0.15
Income (Loss) from Discontinued
Operations, Net of Tax	$(0.00)	$0.00
Net Income	$0.53	$0.15

Weighted-Average Shares Outstanding:
Basic	7,890,000	7,670,000
Diluted	8,224,000	7,876,000

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	Three Months Ended
	December 31,
	2013	2012

Net Income	$4,323	$1,155

Other Comprehensive Income (Loss):
Cash Flow Hedge:
Change in fair value arising during period
(net of income tax of $3 and $0)	196	-
Less reclassifications to net income
(net of tax of $33 and $0)	(53)	-

	143	-

Defined Benefit Pension Plans:
Actuarial gains (losses) arising during period	-	-
Less amortization of losses to net income
(net of tax of $194 and $444)	312	664

	312	664

Total Other Comprehensive Income	455	664

Comprehensive Income	$4,778	$1,819

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in Thousands, Except per Share Amounts)

	December 31,	September 30,
	2013	2013

ASSETS
Current Assets:
Cash and Cash Equivalents	$52,797	$60,864
Accounts Receivable, Net	37,006	21,309
Inventories	64,690	59,572
Prepaid Expenses and Other Assets	2,035	1,541
Income Taxes Receivable	1,699	1,567
Deferred Income Taxes	16,690	16,214

Total Current Assets	174,917	161,067
Property, Plant and Equipment, Net	102,377	103,847
Deferred Income Taxes	6,178	6,446
Other Assets	6,148	5,947

TOTAL ASSETS	$289,620	$277,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$13,933	$13,501
Accrued Liabilities	8,203	5,453
Accrued Interest	6	7
Employee Related Liabilities	9,424	11,325
Income Taxes Payable	2,386	629
Customer Deposits	37,007	26,936
Deferred Revenues	6,812	8,677
Current Portion of Environmental Remediation Reserves	2,091	2,244
Current Portion of Long-Term Debt	6,001	6,002

Total Current Liabilities	85,863	74,774
Long-Term Debt	48,000	49,500
Environmental Remediation Reserves	9,217	9,703
Pension Obligations	29,379	29,899
Other Long-Term Liabilities	237	2,094

Total Liabilities	172,696	165,970

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock - $1.00 par value; 3,000,000 authorized; none outstanding	-	-
Common Stock - $0.10 par value; 20,000,000 shares authorized,
7,997,913 and 7,949,000 issued and outstanding	800	795
Capital in Excess of Par Value	78,770	77,966
Retained Earnings	52,358	48,035
Accumulated Other Comprehensive Loss	(15,004)	(15,459)

Total Stockholders’ Equity	116,924	111,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,620	$277,307

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Three Months Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$4,323	$1,155
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and amortization	3,421	3,310
Non-cash interest expense	83	64
Non-cash component of loss on debt extinguishment	-	1,252
Share-based compensation	373	253
Excess tax benefit from stock-based compensation	(326)	(71)
Deferred income taxes	(46)	1,080
Loss (gain) on sale of assets	(34)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(15,705)	6,032
Inventories	(5,077)	(13,684)
Prepaid expenses and other current assets	(494)	(470)
Accounts payable	144	(2,483)
Income taxes	1,625	(2,192)
Accrued liabilities	2,760	(111)
Accrued interest	(1)	(853)
Employee related liabilities	(3,744)	(3,566)
Customer deposits	10,071	7,440
Deferred revenues	(1,865)	4,139
Environmental remediation reserves	(639)	(2,088)
Pension obligations, net	(14)	(393)
Other	(155)	(2,068)
Discontinued operations, net	15	(19)

Net Cash Used by Operating Activities	(5,285)	(3,272)

Cash Flows from Investing Activities:
Capital expenditures	(1,755)	(1,961)
Other investing activities	38	-

Net Cash Used by Investing Activities	(1,717)	(1,961)

Cash Flows from Financing Activities:
Issuances of long-term debt	-	60,000
Payments of long-term debt	(1,501)	(66,129)
Debt issuance costs	-	(1,364)
Issuances of common stock	110	248
Excess tax benefit from stock-based compensation	326	71

Net Cash Used by Financing Activities	(1,065)	(7,174)

Net Change in Cash and Cash Equivalents	(8,067)	(12,407)
Cash and Cash Equivalents, Beginning of Period	60,864	31,182

Cash and Cash Equivalents, End of Period	$52,797	$18,775

Cash Paid For:
Interest	$526	$2,071
Income taxes	761	2,342
Non-Cash Investing and Financing Transactions:
Additions to Property, Plant and Equipment not yet paid	241	1,707

See accompanying notes to condensed consolidated financial statements

AMERICAN PACIFIC CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in Thousands, Except per Share Amounts)

1.	INTERIM BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Interim Basis of Presentation. The accompanying condensed consolidated financial statements of American Pacific Corporation and its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) are unaudited, but in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2013. The operating results and cash flows for the three-month period ended December 31, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Accounting Policies and Principles of Consolidation. A description of our significant accounting policies is included in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. Our consolidated financial statements include the accounts of American Pacific Corporation and our wholly-owned subsidiaries. All intercompany accounts have been eliminated. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced.

Discontinued Operations. In May 2012, our board of directors approved and we committed to a plan to sell our Aerospace Equipment segment, which was comprised of Ampac-ISP Corp. and its wholly-owned foreign subsidiaries (“AMPAC-ISP”). We completed the sale of substantially all of the assets of AMPAC-ISP effective August 1, 2012. The divestiture was a strategic shift that allows us to place more focus on the growth and performance of our pharmaceutical-related product lines. Revenues and expenses associated with the Aerospace Equipment segment operations are presented as discontinued operations for all periods presented. (See Note 13.)

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

We estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature. As of December 31, 2013, our floating-rate term loan had a carrying value of $54,000 and an estimated fair value of $53,070 (level 3 in the fair value hierarchy). Our interest rate swap agreement is recorded at fair value which was an asset of $369 as of December 31, 2013 (level 2 in the fair value hierarchy). The estimated fair values of our floating-rate term loan and interest rate swap agreement are based on a valuation technique that takes into consideration expected cash flows, the then-current interest rates and then-current creditworthiness of the Company or the counterparty, as applicable. Refer to Notes 6 and 7 for additional information regarding our term loan and interest rate swap agreement.

Depreciation and Amortization Expense. Depreciation and amortization expense is classified as follows in our statements of operations:

	Three Months Ended
	December 31,
	2013	2012

Depreciation classified as:
Cost of revenues	$3,370	$3,222
Operating expenses	51	88

Total	3,421	3,310

Bill and Hold Transactions. Some of our fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” arrangements). The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $11,898 and $9,517 as of December 31, 2013 and September 30, 2013, respectively.

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

2.	SHARE-BASED COMPENSATION (Continued)

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

The American Pacific Corporation Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) permits the granting of stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. A total of 800,000 shares of common stock are authorized for issuance under the 2008 Plan, provided that no more than 400,000 shares of common stock may be granted pursuant to awards of restricted stock and restricted stock units. Generally, awards granted under the 2008 Plan vest in three equal annual installments beginning on the first anniversary of the grant date, and in the case of option awards, expire ten years from the date of grant. In addition, certain grants of restricted stock made in December 2013 cliff-vest on September 30, 2015, subject to the attainment of financial performance criteria that were established for the two-year period ending September 30, 2015 and continued employment by the recipient. As of December 31, 2013, there were 157,563 shares available for grant under the 2008 Plan. This plan was approved by our stockholders.

Stock Options and Restricted Stock. A summary of our outstanding and non-vested stock option and restricted stock activity for the three months ended December 31, 2013 is as follows:

	Stock Options				Restricted Stock

	Outstanding		Non-Vested		Outstanding and Non-Vested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share

Balance, September 30, 2013	437,635	$8.73	104,372	$4.34	69,052	$9.87
Granted	51,622	40.19	51,622	19.28	36,047	40.19
Vested	-	-	(44,404)	4.15	(28,519)	9.43
Exercised	(12,866)	8.51	-	-	-	-
Expired / Cancelled	-	-	-	-	-	-

Balance, December 31, 2013	476,391	12.15	111,590	11.33	76,580	24.30

A summary of our exercisable stock options as of December 31, 2013 is as follows:

Number of vested stock options	364,801
Weighted-average exercise price per share	$8.56
Aggregate intrinsic value	$10,471
Weighted-average remaining contractual term in years	4.7

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

2.	SHARE-BASED COMPENSATION (Continued)

	Three Months Ended
	December 31,
	2013	2012

Weighted-average grant date fair value per share of options granted	$19.28	$5.41
Significant fair value assumptions:
Expected term in years	5.46	5.70
Expected volatility	52%	49%
Expected dividends	0%	0%
Risk-free interest rates	1.46%	0.64%
Total intrinsic value of options exercised	$1,560	$503
Aggregate cash received for option exercises	$110	$248
Compensation cost (included in operating expenses)
Stock options	$164	$94
Restricted stock	209	159

Total	373	253
Tax benefit recognized	80	64

Net compensation cost	$293	$189

As of period end date:
Total compensation cost for non-vested awards not yet recognized:
Stock options	$969	$285
Restricted stock	$1,458	$438
Weighted-average years to be recognized
Stock options	1.9	1.8
Restricted stock	1.5	1.8

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

A summary of our RSU activity for the three months ended December 31, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit

Outstanding, September 30, 2013	77,231	$11.93
Grants	-	-
Forfeitures	-	-
Vested	-	-

Outstanding, December 31, 2013	77,231	$11.93

2.	SHARE-BASED COMPENSATION (Continued)

A summary of estimated compensation expense for RSU awards is as follows:

	Three Months Ended
	December 31,
	2013	2012

Compensation cost (included in operating expenses)	$(199)	$36
Tax expense (benefit) recognized	(76)	14

Net compensation cost	$(123)	$22

As of period end date:
Total compensation cost for non-vested awards not yet recognized	$1,194	$1,156
Weighted-average years to be recognized	0.8	1.8

3.	INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2013	2013

Finished goods	$5,442	$9,020
Work-in-process	40,180	36,032
Raw materials and supplies	16,249	14,520
Under(over) applied manufacturing overhead costs	2,819	-

Total	$64,690	$59,572

Finished goods include final product that has shipped to our customers but remains subject to a specified customer acceptance period before revenues and the related costs of revenues are recognized.

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

4.	EARNINGS PER SHARE

Shares used to compute earnings per share from continuing operations are as follows:

	Three Months Ended
	December 31,
	2013	2012

Income from continuing operations	$4,344	$1,151

Basic weighted-average shares	7,890,000	7,670,000

Diluted:
Weighted-average shares, basic	7,890,000	7,670,000
Dilutive effect of stock options	293,000	171,000
Dilutive effect of restricted stock	41,000	35,000

Weighted-average shares, diluted	8,224,000	7,876,000

Basic earnings per share from continuing operations	$0.55	$0.15
Diluted earnings per share from continuing operations	$0.53	$0.15

As of December 31, 2013, we had an aggregate of 51,622 antidilutive options and unvested restricted shares outstanding. As of December 31, 2012, we had an aggregate of 68,896 antidilutive options and unvested restricted shares outstanding.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides changes in accumulated other comprehensive loss by component, net of income tax:

	Gains (Losses) on Defined Benefit Plan Items	Gains (Losses) on Effective Cash Flow Hedge	Total

Balance, September 30, 2013	$(15,617)	$158	$(15,459)
Other comprehensive income before reclassifications	-	196	196
Amounts reclassified from accumulated other comprehensive loss	312	(53)	259

Net current period other comprehensive income	312	143	455

Balance, December 31, 2013	$(15,305)	$301	$(15,004)

The following table provides details about reclassifications out of Accumulated Other Comprehensive Loss (“AOCI”):

AOCI Component	Amount Reclassified from AOCI (a)		Statement of Operations Line Item

	Three Months Ended December 31,
	2013	2012

Gains and losses on cash flow hedges -	$86	$-	Interest expense
interest rate swap agreement	(33)	-	Income tax expense

	$53	$-	Net of tax

Amortization of defined benefit plan items	$(186)	$(512)	Cost of revenues
	(320)	(596)	Operating expenses

	(506)	(1,108)	Total before tax
	194	444	Income tax expense

	$(312)	$(664)	Net of tax

(a)	amounts in parenthesis represent a decrease to income

6.	DEBT

Our outstanding debt balances consist of the following:

	December 31,	September 30,
	2013	2013

Term Loan, variable-rate interest, due through 2017	$54,000	$55,500
Capital Leases, due through 2014	1	2

Total Debt	54,001	55,502
Less Current Portion	(6,001)	(6,002)

Total Long-term Debt	$48,000	$49,500

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

6.	DEBT (Continued)

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

Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credits. As of December 31, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $4,791 and availability for revolving loans of $20,209.

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

The Credit Facility contains customary affirmative, negative and financial covenants which, among other things, restrict our ability to:

•	pay dividends, repurchase our stock, or make other restricted payments;
•	make certain investments or acquisitions;
•	incur additional indebtedness;
•	create or permit to exist certain liens;
•	enter into certain transactions with affiliates;
•	consummate a merger, consolidation or sale of assets;
•	change our business; and
•	wind up, liquidate, or dissolve our affairs.

In each case, the covenants set forth above are subject to customary and negotiated exceptions and exclusions.

6.	DEBT (Continued)

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of December 31, 2013, our Leverage Ratio was 0.97 to 1.00 and our Debt Service Coverage Ratio was 6.24 to 1.00, each of which are in compliance with the applicable covenant.

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

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of December 31, 2013, we had $4,791 in outstanding letters of credit, maturing through April 2017, which were issued under our Revolving Facility. In addition, as of December 31, 2013, we had $169 in outstanding standby letters of credit which mature through April 2016 that were not issued under our Revolving Facility. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

We designated the Swap Agreement as a cash flow hedge in accordance with the accounting guidance in ASC Topic 815. As of December 31, 2013, the fair value of the Swap Agreement was an asset of $369. The effective portion of the change in the fair value of a derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings. For the three months ended December 31, 2013, we had no hedge ineffectiveness.

The following table provides quantitative disclosures about the Swap Agreement before income tax effects:

	December 31,	September 30,
	2013	2013

Balance sheet location of fair value:
Other assets	$657	$554
Accrued liabilities	$288	$298

	Three Months Ended
	December 31,
	2013	2012

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$199	$-
Amount reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(86)	$-

8.	SEGMENT INFORMATION

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

	Three Months Ended
	December 31,
	2013	2012

Fine chemicals customer	32%	36%
Specialty chemicals customer		30%
Specialty chemicals customer	21%

The following provides financial information about our segment operations:

	Three Months Ended
	December 31,
	2013	2012

Revenues:
Fine Chemicals	$36,411	$21,347
Specialty Chemicals	14,464	14,350
Other Businesses	638	621

Total Revenues	$51,513	$36,318

Segment Operating Income (Loss):
Fine Chemicals	$5,676	$1,277
Specialty Chemicals	6,216	7,917
Other Businesses	7	(160)

Total Segment Operating Income	11,899	9,034
Corporate Expenses	(4,581)	(4,086)

Operating Income	$7,318	$4,948

Depreciation and Amortization:
Fine Chemicals	$3,061	$3,015
Specialty Chemicals	307	207
Other Businesses	6	5
Corporate	47	83

Total Depreciation and Amortization	$3,421	$3,310

9.	INCOME TAXES

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

As of December 31, 2013 and September 30, 2013, our recorded liability for unrecognized tax benefits was $228 and $204, respectively, of which $225 and $201, respectively, would affect our effective tax rate if recognized. In December 2012, the Internal Revenue Service completed its examination of our federal income tax returns for Fiscal years 2008, 2009, and 2010 and the related net operating loss carryback claims to Fiscal years 2002, 2003, 2005, 2006, 2007 and 2008 with no significant adjustments. Upon completion of this audit, we released $1,070 of unrecognized tax benefits.

We have no additional significant statutes of limitations that are anticipated to expire in Fiscal 2014. Accordingly, it is reasonably possible that none of the gross liability for unrecognized tax benefits will be reversed during Fiscal 2014.

Unrecognized Tax Benefits - September 30, 2013	$204
Additions for tax positions of prior years	24
Reductions for tax positions of prior years	-
Lapse of statute of limitations	-

Unrecognized Tax Benefits - December 31, 2013	$228

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and September 30, 2013, we had accrued $12 and $10, respectively, for the payment of tax-related interest and penalties. For the three months ended December 31, 2013 and 2012, income tax expense (benefit) includes an expense of $2 and a benefit of $671, respectively, for interest and penalties.

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

10.	DEFINED BENEFIT PLANS (Continued)

Net periodic pension cost consists of the following:

	Three Months Ended
	December 31,
	2013	2012

Pension Plans:
Service Cost	$632	$830
Interest Cost	1,131	983
Expected Return on Plan Assets	(1,297)	(1,100)
Recognized Actuarial Losses	318	893
Amortization of Prior Service Costs	17	16

Net Periodic Pension Cost	$801	$1,622

Supplemental Executive Retirement Plan:
Service Cost	$183	$204
Interest Cost	127	106
Recognized Actuarial Losses	66	94
Amortization of Prior Service Costs	105	105

Net Periodic Pension Cost	$481	$509

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

Contributions and Benefit Payments. For the three months ended December 31, 2013, we contributed $1,161 to the Pension Plans to fund benefit payments and anticipate making approximately $1,321 in additional contributions through September 30, 2014. For the three months ended December 31, 2013, we contributed $134 to the SERP to fund benefit payments and anticipate making approximately $542 in additional contributions through September 30, 2014.

11.	COMMITMENTS AND CONTINGENCIES

Environmental Matters.

Regulatory Review of Perchlorates.  Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report was issued May 29, 2013. We continue to monitor activities and currently expect, based on EPA statements, that the earliest a final regulation is expected to be published is December 2015. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

11.	COMMITMENTS AND CONTINGENCIES (Continued)

condition at the end of the permit period. If we are required to relocate our underground pipeline or equipment in the future, the costs of such activities would be incremental to our current cost estimates. Estimated costs associated with removal of remediation equipment from the land are not material and are included in our range of estimated costs.

As of December 31, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $7,600 to approximately $31,300. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2013, the accrued amount was $11,308, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

A summary of our environmental reserve activity for the three months ended December 31, 2013 is shown below:

Balance, September 30, 2013	$11,947
Expenditures	(639)

Balance, December 31, 2013	$11,308

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

Other Matters. Five putative class action lawsuits were filed regarding our proposed merger transaction with H.I.G. Capital LLC (See Note 14.) Although we are not currently party to any other material pending legal proceedings, we are from time to time subject to claims and lawsuits related to our business operations. We accrue for loss contingencies when a loss is probable and the amount can be reasonably estimated. Legal fees,

11.	COMMITMENTS AND CONTINGENCIES (Continued)

which can be material in any given period, are expensed as incurred. We believe that current claims or lawsuits against us, individually and in the aggregate, will not result in loss contingencies that will have a material adverse effect on our financial condition, cash flows or results of operations.

12.	GAIN CONTINGENCIES – OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the Fiscal 2014 first quarter, our Fine Chemicals segment reported other operating gains of $713 that resulted from the resolution of a gain contingency.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Most of the capital activities are complete and others are in progress or otherwise expected to be completed during Fiscal 2014. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of its facilities. During the Fiscal 2014 first quarter, we received from the former owner cash consideration in the amount of $713 for a limited release of liability of the former owner with respect to the recently completed project.

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

The Asset Purchase Agreement provides that $4,000 of the Purchase Price be held in an escrow account for 15 months following the closing of the transaction, or until October 31, 2013. Amounts in the escrow account may be applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. During the Fiscal 2014 first quarter and Fiscal 2013, respectively, $177 and $650 of the escrow account was released to Moog in settlement of certain retained liabilities.

In October 2013, we received a claim for indemnification from Moog under the Asset Purchase Agreement (the “Moog Claim”). The Moog Claim demanded payment for alleged losses of approximately $6,800 from the claimed breach of certain of our representations and warranties in the Asset Purchase Agreement. In November 2013, we responded to Moog denying Moog’s claim for indemnification.

In January 2014, the Moog Claim was fully settled in the amount of $2,000. The settlement includes a release, covenant not to sue, and a waiver from Moog of all current and future claims for indemnification pursuant to the Asset Purchase Agreement, with certain limited exceptions. As a result, the escrow account will be distributed and closed. On or before February 14, 2014, we anticipate that Moog will receive $2,000 and we will receive approximately $1,173. We have accounted for the portion of the Purchase Price that was placed in the escrow account as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved. When we receive our final distribution from the escrow account, we will report that amount as additional gain in the period in which the funds are received.

13.	DISCONTINUED OPERATIONS (Continued)

Revenues and expenses associated with the operations of AMPAC-ISP are not material and are presented as discontinued operations for all periods presented.

14	SUBSEQUENT EVENT

Moog Claim. In October 2013, we received a claim for indemnification from Moog under the Asset Purchase Agreement associated with the sale of our former Aerospace Equipment segment which was settled in January 2014 (see Note 13).

Pending Acquisition by H.I.G. Capital LLC. On January 9, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and with Flamingo Parent Corp., a Delaware corporation (“Parent”), and Flamingo Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), both of which are affiliates of and controlled by H.I.G. Capital, LLC, a Delaware limited liability company.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the “Offer”) on January 24, 2014 to acquire all of the outstanding shares of common stock of the Company (the “Shares”), at a purchase price of $46.50 per share, in cash (the “Offer Price”), payable without interest and less any applicable withholding taxes. The Offer is scheduled to expire at midnight, New York City time, on February 24, 2014, unless the Offer is extended or earlier terminated.

Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, and we will continue as a wholly-owned subsidiary of Parent (the “Merger”). As of the effective time of the Merger, each outstanding Share (other than Shares owned by the Company as treasury stock, Shares owned by Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, Merger Sub or the Company or Shares held by stockholders that have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive an amount in cash equal to the Offer Price, without interest.

On January 16, 2014, a putative class action lawsuit captioned Quick, et al. v. American Pacific Corp., et al., Case No. A-14-694633-C, was filed in the Eighth Judicial District Court in Clark County, Nevada regarding the proposed acquisition and subsequently amended on January 30, 2014. The amended complaint (the “Quick Complaint”) was purportedly filed on behalf of the public stockholders of the Company, and names as defendants the Company, each of the Company’s directors, Parent, Merger Sub and H.I.G. The Quick Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize stockholder value in a proposed sale of the Company and by engaging in self-dealing. The Quick Complaint further alleges that the Company’s directors failed to provide material information relating to the acquisition and that the Company and H.I.G. aided and abetted the alleged breaches by the Company’s directors. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

14.	SUBSEQUENT EVENT (Continued)

On January 29, 2014 and February 4, 2014, two putative class action lawsuits captioned Berger v. Campbell, et al., Case No. 9292, and Jeweltex Manufacturing Inc. Retirement Plan v. American Pacific Corporation, et al., Case No. 9308, were filed in the Court of Chancery in the State of Delaware regarding the proposed acquisition. The complaints (the “Berger Complaint” and “Jeweltex Complaint”, respectively) were purportedly filed on behalf of the public stockholders of the Company, and name as defendants the Company, each of the Company’s directors, Parent, Merger Sub, and H.I.G. The Berger Complaint and Jeweltex Complaint allege, among other things, that the Company’s directors breached their fiduciary duties by agreeing to deal protection devices designed to prevent unsolicited bids and by engaging in self-dealing. The Berger Complaint and the Jeweltex Complaint further allege that the Company’s directors failed to provide material information relating to the acquisition and that the Company’s directors effectuated a scheme to temporarily lower the Company’s share price through deliberate misleading acts, allowing a sale of the Company to take place and providing immediate liquidity for the stock holdings of the Company’s directors and management. The plaintiffs seek, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

On January 30, 2014, two putative class action lawsuits captioned Norcini v. American Pacific Corporation, et al., Case No. A-14-695381-B, and Solak v. American Pacific Corporation, et al., Case No. A-14695365-C were filed in the Eighth Judicial District Court in Clark County, Nevada regarding the proposed acquisition. The complaints (the “Norcini Complaint” and “Solak Complaint”, respectively) were purportedly filed on behalf of the public stockholders of the Company and name as defendants the Company, each of the Company’s directors, Parent, Merger Sub, and H.I.G. The Norcini and Solak Complaints allege, among other things, that the Company’s directors breached their fiduciary duties by not maximizing stockholder value and not fully informing themselves about whether greater value could be achieved. The Norcini and Solak Complaints further allege that the Company’s directors agreed to onerous deal protection devices that assured consummation of the deal and collectively engaged in a scheme to unfairly sell the Company to H.I.G. at a bargain price. The Solak Complaint further alleges that the Company’s directors failed to provide material information relating to the acquisition. The plaintiffs seek, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

On January 31, 2014, a putative class action lawsuit captioned Pill v. Gibson, et al., Case No. A-14-695405, was filed in the Eighth Judicial District Court in Clark County, Nevada regarding the proposed acquisition. The complaint (the “Pill Complaint”) was purportedly filed on behalf of the public stockholders of the Company, and names as defendants the Company, each of the Company’s directors, Parent, Merger Sub, and H.I.G. The Pill Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by allowing allegedly conflicted directors and an allegedly conflicted financial advisor to negotiate, analyze, and approve the acquisition, which contained alleged deal protection devices. The Pill Complaint further alleges that the Company’s directors failed to provide material information relating to the acquisition. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

We believe that the allegations in the complaints described above lack merit, and we intend to vigorously defend the actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: our expectation that we will be able to successfully operate our business without disruption due to the pending merger transaction with H.I.G. Capital, LLC, whether we will obtain regulatory approvals and satisfy other conditions to closing of the merger transaction and successfully complete the merger, whether we will be able to manage unexpected costs, liabilities, or delays in completing the merger transaction, expectations regarding changes in cash flow and working capital and related variances in the future, our potential incurrence of additional debt, including through refinancing, or legal or other costs in the future, our belief that our cash flows, existing cash balances and debt will be adequate for the foreseeable future to satisfy the needs of our operations, our expectations regarding anticipated contributions and obligations with respect to our defined benefit pension plans and supplemental executive retirement plan, our estimates and expectations regarding anticipated costs, timing and funding in the short and long term for environmental remediation in connection with our former Henderson, Nevada site, our statement regarding the impact that change in revenue mix among our segments will have on comparisons of our consolidated gross profit and gross margin in the future, our expectations with respect to the substantial fulfillment of existing backlog within the next twelve months, statements regarding our expectations for product revenues, sales volumes, interest expense, tax obligations and capital expenditures, statements regarding the expected impact of the timing of individual orders, sales and production activities on quarterly revenues, statements regarding our perceived competitive advantages, statements regarding the expected benefits of our interest rate swap arrangement, statements regarding the potential future impact of critical accounting policies and changes in accounting standards and judgments, estimates and assumptions relating thereto, statements regarding the impact that principal payments under our Credit Facility will have on our liquidity, statements regarding the effects of regulatory proposals, and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “expect,” “anticipate,” “believe,” “estimate,” or “future,” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout this document. These forward-looking statements involve certain risks and uncertainties, such as, for example, with respect to the actual placement, timing and delivery of orders for new and/or existing products, that could cause actual results to differ materially from future results or outcomes expressed or implied in such forward-looking statements. Please see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of factors that could affect future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, unless otherwise required by law. Any business risks discussed later in this Item 2, among other things, should be considered in evaluating our prospects and future financial performance.

The terms “Company,” “we,” “us,” and “our” are used herein to refer to American Pacific Corporation and, where the context requires, one or more of the direct and indirect subsidiaries or divisions of American Pacific Corporation. We report our results based on a fiscal year which ends on September 30. References to Fiscal years refer to the twelve months ended or ending September 30 of the Fiscal year referenced. The following discussion and analysis is intended to provide a narrative discussion of our financial results and an evaluation of our financial condition and results of operations with respect to the first quarter of Fiscal 2014 as compared to the first quarter of Fiscal 2013. The discussion should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2013 filed with the Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for Fiscal 2013.

PENDING ACQUISITION BY H.I.G. CAPITAL LLC

On January 9, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and with Flamingo Parent Corp., a Delaware corporation (“Parent”), and Flamingo Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), both of which are affiliates of and controlled by H.I.G. Capital, LLC, a Delaware limited liability company (“H.I.G.”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the “Offer”) on January 24, 2014 to acquire all of the outstanding shares of common stock of the Company (the “Shares”), at a purchase price of $46.50 per share, in cash (the “Offer Price”), payable without interest and less any applicable withholding taxes. The Offer is scheduled to expire at midnight, New York City time, on February 24, 2014, unless the Offer is extended or earlier terminated.

Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, and we will continue as a wholly-owned subsidiary of Parent (the “Merger”). As of the effective time of the Merger, each outstanding Share (other than Shares owned by the Company as treasury stock, Shares owned by Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, Merger Sub or the Company or Shares held by stockholders that have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive an amount in cash equal to the Offer Price, without interest.

Our board of directors has unanimously approved the Merger Agreement and, on January 27, we have filed with the SEC a solicitation/recommendation statement on Schedule 14D-9 setting forth in detail, among other things, the recommendation of our board of directors that the Company’s stockholders tender their Shares in the Offer.

If we consummate the Merger, we will become a wholly-owned subsidiary of Parent. Accordingly, the remainder of the discussion in this “Overview” section — which assumes we remain a stand-alone business — should be read with the understanding that should the Merger be completed, Parent will have the power to control the conduct of our business.

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

OUR BUSINESS SEGMENTS

Our continuing operations comprise three reportable business segments: Fine Chemicals, Specialty Chemicals, and Other Businesses. The following table reflects the revenue contribution percentage from our business segments:

	Three Months Ended December 31,
	2013	2012

Fine Chemicals	71%	59%
Specialty Chemicals	28%	39%
Other Businesses	1%	2%

Total	100%	100%

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

For our Fiscal 2014 first quarter, revenues increased 42% to $51,513 compared to $36,318 for the Fiscal 2013 first quarter. The increase is supported primarily by growth from our Fine Chemicals segment. See further discussion below under the heading “Business Segment Results”.

	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Fine Chemicals	$36,411	$21,347	$15,064	71%
Specialty Chemicals	14,464	14,350	114	1%
Other Businesses	638	621	17	3%

Total Revenues	$51,513	$36,318	$15,195	42%

COST OF REVENUES AND GROSS PROFIT

	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Revenues	$51,513	$36,318	$15,195	42%
Cost of Revenues	33,536	20,906	12,630	60%

Gross Profit	17,977	15,412	2,565	17%

Gross Margin	35%	42%

In addition to the factors discussed below under the heading “Business Segment Results”, one of the most significant factors that affects, and should continue to affect, the comparison of our consolidated gross profit and gross margin from period to period is the change in revenue mix between our segments.

OPERATING EXPENSES

	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Operating Expenses	$11,372	$10,464	$908	9%
Percentage of Revenues	22%	29%

For our Fiscal 2014 first quarter, operating expenses were $11,372 compared to $10,464 for the Fiscal 2013 first quarter. Specialty Chemicals segment operating expenses increased by approximately $400 due to higher regulatory compliance costs. Corporate operating expenses increased $495 in the Fiscal 2014 first quarter compared to the Fiscal 2013 first quarter. During the Fiscal 2014 first quarter, we incurred costs of approximately $1,000 in support of strategic corporate initiatives. This increase was offset partially by reductions in costs for long-term incentive compensation and shareholder matters.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT

	December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change

Three Months Ended:
Interest and Other Income, Net	$14	$8	$6	75%
Interest Expense	610	1,282	(672)	(52%)
Loss on Debt Extinguishment	-	2,835	(2,835)	(100%)

Interest expense decreased 52% in the Fiscal 2014 first quarter compared to the prior year period. The decrease reflects both a decrease in the average outstanding principal balance on our long term debt and a reduction in the effective interest rate that resulted from the refinancing of our long-term debt. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

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

OTHER OPERATING GAINS

We recognize gain contingencies in our consolidated statement of operations when all contingencies have been resolved, which generally coincides with the receipt of cash, if applicable. During the Fiscal 2014 first quarter, our Fine Chemicals segment reported other operating gains of $713 that resulted from the resolution of a gain contingency.

Our Fine Chemicals segment is undertaking several mandatory capital projects. Most of the capital activities are complete and others are in progress or otherwise expected to be completed during Fiscal 2014. In connection with these projects, our Fine Chemicals segment held, and continues to hold, negotiations with the former owner of its facilities. During the Fiscal 2014 first quarter, we received from the former owner cash consideration in the amount of $713 for a limited release of liability of the former owner with respect to the recently completed project.

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

The Asset Purchase Agreement provides that $4,000 of the Purchase Price be held in an escrow account for 15 months following the closing of the transaction, or until October 31, 2013. Amounts in the escrow account may be applied towards our indemnification obligations in favor of Moog, if any. The Asset Purchase Agreement provides that we, subject to certain limitations, indemnify Moog for damages and losses incurred or suffered by Moog as a result of, among other things, breaches of our respective representations, warranties and covenants contained in the Asset Purchase Agreement as well as any of the liabilities that we retain. During the Fiscal 2014 first quarter and Fiscal 2013 respectively, $177 and $650 of the escrow account was released to Moog in settlement of certain retained liabilities.

In October 2013, we received a claim for indemnification from Moog under the Asset Purchase Agreement (the “Moog Claim”). The Moog Claim demanded payment for alleged losses of approximately $6,800 from the claimed breach of certain of our representations and warranties in the Asset Purchase Agreement. In November 2013, we responded to Moog denying Moog’s claim for indemnification. In January 2014, the Moog Claim was fully settled in the amount of $2,000. The settlement includes a release, covenant not to sue, and a waiver from Moog of all current and future claims for indemnification pursuant to the Asset Purchase Agreement, with certain limited exceptions. As a result, the escrow account will be distributed and closed. On or before February 14, 2014, we anticipate that Moog will receive $2,000 and we will receive approximately $1,173.

We have accounted for the portion of the Purchase Price that was placed in the escrow account as a contingent gain, and accordingly have deferred recognition of the amount until all contingencies have lapsed or been resolved. When we receive our final distribution from the escrow account, we will report that amount as additional gain in the period in which the funds are received.

BUSINESS SEGMENT RESULTS

Segment operating income or loss includes all sales and expenses directly associated with each segment. Environmental remediation charges, corporate general and administrative costs and interest are not allocated to segment operating results.

FINE CHEMICALS SEGMENT

	Three Months Ended
	December 31,
	2013	2012

Revenues	$36,411	$21,347
Operating Income	$5,676	$1,277
Operating Margin	16%	6%

Revenues. Fine Chemicals segment revenues increased 71% for the Fiscal 2014 first quarter compared to the Fiscal 2013 first quarter. The increase in revenues is primarily due to inter-quarter timing as the first quarter of Fiscal 2014 included a greater percentage of expected Fiscal 2014 revenues when compared to the similar ratio for Fiscal 2013. The Fiscal 2014 first quarter included a greater percentage of revenues because a new core anti-viral product became FDA approved during the quarter. For Fiscal 2014, we expect that Fine Chemicals revenues will increase by at least 10% compared to Fiscal 2013. Accordingly, some of the favorable revenue variance for the first quarter is expected to reverse in remaining quarters of Fiscal 2014.

Operating Income. The Fine Chemicals segment operating income of $5,676 for the Fiscal 2014 first quarter reflects a substantial increase compared to the Fiscal 2013 first quarter. The increase reflects the following factors:

•	Gross profit increased as a result of the revenue increase, with gross margins remaining consistent between the Fiscal 2014 and Fiscal 2013 first quarters.
•	Operating expenses increased by approximately 3% in the Fiscal 2014 first quarter compared to the Fiscal 2013 first quarter.
•	Fine Chemicals segment operating profit for the Fiscal 2014 first quarter includes other operating gains in the amount of $713, discussed above under the heading “Other Operating Gains”.

Backlog. Agreements with our Fine Chemicals segment customers typically include multi-year supply agreements. These agreements may contain provisional order volumes, minimum order quantities, take-or-pay provisions, termination fees and other customary terms and conditions, which we do not include in our computation of backlog. Fine Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against a related supply agreement and stand-alone purchase orders. Fine Chemicals segment backlog was approximately $103,800 and $90,300 as of December 31, 2013 and September 30, 2013, respectively. We anticipate order backlog as of December 31, 2013 to be substantially filled within the next twelve months. The amount in backlog can fluctuate and is dependent on a number of factors, including the timing of when customers issue purchase orders to AFC.

SPECIALTY CHEMICALS SEGMENT

	Three Months Ended
	December 31,
	2013	2012

Revenues	$14,464	$14,350
Operating Income	$6,216	$7,917
Operating Margin	43%	55%

Revenues. Specialty Chemicals segment revenues include revenues from our perchlorate, sodium azide and Halotron product lines, with our perchlorate product lines comprising 86% and 88% of Specialty Chemicals revenues in the Fiscal 2014 and 2013 first quarters, respectively.

Specialty Chemicals segment revenues of $14,464 for the Fiscal 2014 first quarter was consistent with the Fiscal 2013 first quarter. Space launch programs were the greatest contributor to perchlorate volume in the Fiscal 2014 first quarter.

Operating Income. Specialty Chemicals segment operating margin decreased in the Fiscal 2014 first quarter when compared to the Fiscal 2013 first quarter. For Fiscal 2014, lower production volume is expected to negatively affect operating margins due to less absorption of fixed manufacturing overhead. In addition, during the Fiscal 2014 first quarter, Specialty Chemicals segment operating expenses increased by approximately $400 due to higher regulatory compliance costs.

Backlog. Specialty Chemicals segment backlog includes unfulfilled firm purchase orders received from a customer, including both purchase orders which are issued against long-term supply agreements and stand-alone purchase orders. Specialty Chemicals segment backlog was approximately $40,200 and $28,000 as of December 31, 2013 and September 30, 2013, respectively. We anticipate order backlog as of December 31, 2013 to be substantially filled within the next twelve months. Specialty Chemicals product orders are typically characterized by individually large orders which occur at various times during the fiscal year. This usually results in a backlog and revenue pattern which can vary significantly from quarter to quarter.

OTHER BUSINESSES SEGMENT

	Three Months Ended
	December 31,
	2013	2012

Revenues	$638	$621
Operating Income (Loss)	$7	$(160)
Operating Margin	1%	(26%)

Other Businesses segment revenues include primarily our PEPCON Systems’ water treatment equipment and related spare parts sales. Revenues for the Fiscal 2014 and Fiscal 2013 first quarters are comprised primarily of spare parts sales. For the Fiscal 2014 first quarter, the Other Businesses segment reported operating income of $7 compared to an operating loss of $160 for the Fiscal 2013 first quarter.

CORPORATE EXPENSES

	Three Months Ended
	December 31,
	2013	2012

Corporate Expenses	$4,581	$4,086

Corporate operating expenses increased $495 in the Fiscal 2014 first quarter compared to the Fiscal 2013 first quarter. During the Fiscal 2014 first quarter, we incurred costs of approximately $1,000 in support of strategic corporate initiatives. This increase was offset partially be reductions in costs for long-term incentive compensation and shareholder matters.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

	Three Months Ended December 31,			Percentage
	2013	2012	Change	Change

Cash Used By:
Operating activities	$(5,285)	$(3,272)	$(2,013)	62%
Investing activities	(1,717)	(1,961)	244	(12%)
Financing activities	(1,065)	(7,174)	6,109	(85%)

Net change in cash for period	$(8,067)	$(12,407)	$4,340	(35%)

Operating Cash Flows. Operating activities used cash of $5,285 for the Fiscal 2014 first quarter compared to $3,272 for the Fiscal 2013 first quarter, a decrease of $2,013.

Significant components of the change in cash flow from operating activities include:

•	An increase in cash due to the improvement in cash profits provided by our operations.
•	An increase in cash used by working capital accounts of approximately $11,200, excluding the effects of interest and income taxes.
•	A decrease in cash paid for income taxes of approximately $1,600.
•	A decrease in cash paid for interest expense and refinancing costs of approximately $3,100.
•	A decrease in cash used for environmental remediation activities of approximately $1,400.
•	An increase in cash provided by other operating activities of approximately $500.

The increase in cash used for working capital reflects higher accounts receivable balances from Fine Chemicals customers at December 31, 2013 arising from large shipments near the end of the Fiscal 2014 first quarter. These accounts receivable balances were substantially collected in January 2014.

Cash paid for income taxes decreased due to the timing of our quarterly income tax estimated payments.

Cash paid for interest in the Fiscal 2014 first quarter decreased as compared to the Fiscal 2013 first quarter reflecting both lower outstanding debt balances and lower interest rates that resulted from our refinancing in October 2012. Also in connection with the October 2012 refinancing, we incurred cash redemption costs of approximately $1,600 comprised primarily of the call premium to redeem the senior notes. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

Environmental remediation spending decreased because the Fiscal 2013 first quarter included spending associated with the capital expansion of our remediation facilities. These expansion activities were completed during Fiscal 2013.

Investing Cash Flows. Capital expenditures in the Fiscal 2014 first quarter were $1,755 compared to $1,961 for the Fiscal 2013 first quarter. The slight decrease is due to timing of capital activities within each fiscal year. For the full Fiscal 2014 year we anticipate that capital expenditures will increase to support capacity expansion of our Fine Chemicals facilities.

Financing Cash Flows. For our Fiscal 2014 first quarter financing activities used cash of $1,065. This amount includes our quarterly principal payment for our Term Loan (defined below) of $1,500, offset by cash provided by stock option exercises of $436, including tax benefits. Financing cash flows in our Fiscal 2013 first quarter are primarily associated with our October 2012 refinancing. See further discussion below under the heading “Long-Term Debt and Credit Facilities”.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2013, we had cash of $52,797 and no borrowing outstanding against our Revolving Facility. Our primary source of working capital is cash flows from operations and our Revolving Facility (defined below). Available borrowings under the Revolving Facility are computed as the $25,000 committed line less any outstanding revolving loans and outstanding letters of credit. As of December 31, 2013, we had no borrowings outstanding under the Revolving Facility, outstanding letters of credit of $4,791 and availability for revolving loans of $20,209.

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

With respect to these covenant compliance calculations, Consolidated EBITDA, as defined in the Credit Facility (hereinafter, referred to as “Credit Facility EBITDA”), differs from typical EBITDA calculations and our calculation of Adjusted EBITDA, which is used in certain of our public releases and in connection with our incentive compensation plan. The most significant difference in the Credit Facility EBITDA calculation is the inclusion of cash payments for environmental remediation as part of the calculation. The following statements summarize the elements of those definitions that are material to our computations. Consolidated Total Debt generally includes principal amounts outstanding under our Credit Facility, capital leases, drawn amounts for outstanding letters of credit and other indebtedness for borrowed money. Credit Facility EBITDA is generally computed as consolidated net income (loss) plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense, and certain non-cash charges and less cash payments for environmental remediation, extraordinary gains and certain other non-cash gains. In accordance with the definitions contained in the Credit Facility, as of December 31, 2013, our Leverage Ratio was 0.97 to 1.00 and our Debt Service Coverage Ratio was 6.24 to 1.00.

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

Letters of Credit. We issue letters of credit principally to secure performance related to insurance, utilities, and certain product contracts. As of December 31, 2013, we had $4,791 in outstanding letters of credit, maturing through April 2017, which were issued under our Revolving Facility. In addition, as of December 31, 2013, we had $169 in outstanding standby letters of credit which mature through April 2016 that were not issued under our Revolving Facility. Letters of credit that are not issued under our Revolving Facility are collateralized by cash on deposit with the issuing bank in the amount of 105% of the outstanding letters of credit. Collateral deposits are classified as other assets on our consolidated balance sheets.

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

Benefit obligations are measured annually as of September 30. As of September 30, 2013, the Pension Plans had an unfunded benefit obligation of $19,390. For Fiscal 2013, we made contributions to the Pension Plans in the amount of $6,704. We anticipate making Pension Plan contributions in the amount of approximately $2,482 during Fiscal 2014. We are required to make minimum contributions to our Pension Plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. In accordance with federal requirements, our minimum funding obligations are determined annually based on a measurement date of October 1. The fair value of Pension Plan assets is a key factor in determining our minimum funding obligations. Holding all other variables constant, a 10% decline in asset value as of September 30, 2013 would increase our minimum funding obligations for Fiscal 2014 by approximately $364.

In addition, we maintain the American Pacific Corporation Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), that includes three active and two former executive officers. The SERP is an unfunded plan and as of September 30, 2013 the SERP projected benefit obligation was $11,186. For Fiscal 2013, we paid SERP retirement benefits of $525. We anticipate contributing the amount of approximately $676 to the SERP during Fiscal 2014 for the payment of retirement benefits. Payments for retirement benefits should increase in future years when each of the three current active participants retires. The future increase in such retirement benefits will be determined based on certain variables including each participating individual’s actual retirement date, rate of compensation and years of service.

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

As of December 31, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $7,600 to approximately $31,300. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2013, the accrued amount was $11,308, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

CONTRACTUAL OBLIGATIONS. Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2013. We have contractual obligations related to our long-term debt, interest on our long-term debt, operating leases and capital leases. As of December 31, 2013, there has been no material change in our contractual obligations from September 30, 2013.

In addition, at December 31, 2013:

•

We have recorded an estimated liability for environmental remediation of $11,308 (see Note 11 to the consolidated financial statements included in Item 1 of this report). We expect to spend approximately $2,100 for environmental remediation during Fiscal 2014.

•

We have recorded aggregate Pension Plans and SERP obligations of $30,056 (see Note 10 to the consolidated financial statements included in Item 1 of this report). We expect to contribute $3,158 to our Pension Plans and SERP during Fiscal 2014.

•	We have uncertain tax positions totaling $228. We are unable to reasonably estimate the timing of the related payments, if any.
•

We have recorded an aggregate liability for amounts that may become payable upon vesting of outstanding grants of restricted stock units (“RSU”) in the amounts of $1,684. Under the terms of the RSU agreements, vesting is contingent upon attainment of a financial performance target for the two-year period ending September 30, 2014, and settlement, if any, will be made in cash. If vesting criteria is met, the actual cash payment will be based on the then current share price of the Company’s common stock multiplied by the number of vested RSUs.

•

We also maintain the Revolving Facility, which provides revolving credit in an aggregate principal amount of up to $25,000 with an initial maturity in October 2017. At December 31, 2013, we had no balance outstanding under the Revolving Facility. We may prepay and terminate the Revolving Credit Facility at any time.

•	We have issued letters of credit principally to secure performance related to insurance, utilities, and certain product contracts, in an aggregate amount of $4,960 as of December 31, 2013.

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

Some of our perchlorate and fine chemicals products customers have requested that we store materials purchased from us in our facilities (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of these Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. These customers have specifically requested in writing, pursuant to a contract, that we invoice for the finished product and hold the finished product until a later date. For our Bill and Hold arrangements that contain customer acceptance periods, we record deferred revenues and deferred costs of revenues when such products are available for delivery and Certificates have been delivered to the customers. We recognize revenue on our Bill and Hold transactions in the period when the acceptance period lapses or the customer’s acceptance has occurred. The sales value of inventory, subject to Bill and Hold arrangements, at our facilities was $11,898 and $9,517 as of December 31, 2013 and September 30, 2013, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk. Currently, we do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. We manage our exposure to changes in interest rates through the use of interest rate swap agreements.

As of December 31, 2013, we had variable-rate borrowings under the Term Loan component of our Credit Facility in the amount of $54,000 maturing through October 2017. The interest rate on this borrowing varies with changes in the LIBOR rate. In addition, we are counterparty to an interest rate swap agreement with a notional amount and maturities that are matched 100% with the outstanding principal and maturity schedule for the Term Loan. Because we have hedged 100% of our outstanding variable-rate debt, our interest rate and related cash interest expense is effectively fixed at 3.025% annually.

At December 31, 2013, we had no amount outstanding under our Revolving Facility. The interest payable on our Revolving Facility is based on variable interest rates and, therefore, to the extent we draw down on such facility in the future, it could be affected by changes in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 16, 2014, a putative class action lawsuit captioned Quick, et al. v. American Pacific Corp., et al., Case No. A-14-694633-C, was filed in the Eighth Judicial District Court in Clark County, Nevada regarding the proposed acquisition and subsequently amended on January 30, 2014. The amended complaint (the “Quick Complaint”) was purportedly filed on behalf of the public stockholders of the Company, and names as defendants the Company, each of the Company’s directors, Parent, Merger Sub and H.I.G. The Quick Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize stockholder value in a proposed sale of the Company and by engaging in self-dealing. The Quick Complaint further alleges that the Company’s directors failed to provide material information relating to the acquisition and that the Company and H.I.G. aided and abetted the alleged breaches by the Company’s directors. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

On January 29, 2014 and February 4, 2014, two putative class action lawsuits captioned Berger v. Campbell, et al., Case No. 9292, and Jeweltex Manufacturing Inc. Retirement Plan v. American Pacific Corporation, et al., Case No. 9308, were filed in the Court of Chancery in the State of Delaware regarding the proposed acquisition. The complaints (the “Berger Complaint” and “Jeweltex Complaint”, respectively) were purportedly filed on behalf of the public stockholders of the Company, and name as defendants the Company, each of the Company’s directors, Parent, Merger Sub, and H.I.G. The Berger Complaint and Jeweltex Complaint allege, among other things, that the Company’s directors breached their fiduciary duties by agreeing to deal protection devices designed to prevent unsolicited bids and by engaging in self-dealing. The Berger Complaint and the Jeweltex Complaint further allege that the Company’s directors failed to provide material information relating to the acquisition and that the Company’s directors effectuated a scheme to temporarily lower the Company’s share price through deliberate misleading acts, allowing a sale of the Company to take place and providing immediate liquidity for the stock holdings of the Company’s directors and management. The plaintiffs seek, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

On January 30, 2014, two putative class action lawsuits captioned Norcini v. American Pacific Corporation, et al., Case No. A-14-695381-B, and Solak v. American Pacific Corporation, et al., Case No. A-14695365-C were filed in the Eighth Judicial District Court in Clark County, Nevada regarding the proposed acquisition. The complaints (the “Norcini Complaint” and “Solak Complaint”, respectively) were purportedly filed on behalf of the public stockholders of the Company and name as defendants the Company, each of the Company’s directors, Parent, Merger Sub, and H.I.G. The Norcini and Solak Complaints allege, among other things, that the Company’s directors breached their fiduciary duties by not maximizing stockholder value and not fully informing themselves about whether greater value could be achieved. The Norcini and Solak Complaints further allege that the Company’s directors agreed to onerous deal protection devices that assured consummation of the deal and collectively engaged in a scheme to unfairly sell the Company to H.I.G. at a bargain price. The Solak Complaint further alleges that the Company’s directors failed to provide material information relating to the acquisition. The plaintiffs seek, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

On January 31, 2014, a putative class action lawsuit captioned Pill v. Gibson, et al., Case No. A-14-695405, was filed in the Eighth Judicial District Court in Clark County, Nevada regarding the proposed acquisition. The complaint (the “Pill Complaint”) was purportedly filed on behalf of the public stockholders of the Company, and names as defendants the Company, each of the Company’s directors, Parent, Merger Sub, and H.I.G. The Pill Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by allowing allegedly conflicted directors and an allegedly conflicted financial advisor to negotiate, analyze, and approve the acquisition, which contained alleged deal protection devices. The Pill Complaint further alleges that the Company’s directors failed to provide material information relating to the acquisition. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the acquisition, monetary damages and the payment of attorneys’ fees and expenses.

We believe that the allegations in the complaints described above lack merit, and we intend to vigorously defend the actions.

Although we are not currently party to any other material pending legal proceedings, we are from time to time subject to claims and lawsuits related to our business operations. Any such claims and lawsuits could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such claims and lawsuits, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such claims and lawsuits may materially harm our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS (Dollars in Thousands)

Our business, financial condition and operating results can be affected by a number of factors, including those described below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock or other securities. In addition to the other information contained in our Fiscal 2013 annual report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

RISKS RELATED TO THE ACQUISITION BY H.I.G.

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our future business and financial results and our stock price.

Completion of the Merger is subject to certain conditions, including among other things, there having been validly tendered and not validly withdrawn Shares that represent one more than 50% of the total number of Shares outstanding at the time of the expiration of the Offer. We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or delayed for any other reason, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed Merger may require additional commitments of their time and resources;
•	employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;
•

our relationships with customers, partners and suppliers may be harmed as a result of the Merger as well as uncertainties with regard to the combined company’s plans with respect to our products, employees and business;

•	certain costs related to the proposed Merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed Merger is completed; and
•	we would not realize any of the anticipated benefits of having completed the proposed Merger.

Our stock price may also fluctuate significantly based on announcements by H.I.G. and other third-parties or us regarding the proposed Merger. Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the Merger does not close.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

Until the Merger closes or the Merger Agreement is terminated, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions may prevent us from exploring and pursing certain business opportunities. This could have a material adverse effect on our future results of operations or financial condition should the Merger not be completed.

In certain instances, the Merger Agreement could require us to pay a termination fee of $13.5 million to Parent, a payment which could affect the decisions of a third party considering making an alternative acquisition proposal.

There is no assurance that the proposed Merger will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement contains certain termination rights and provides that upon termination of the Merger Agreement by us or Parent upon specified conditions, including a termination by us to accept a “Superior Proposal” (as defined in the Merger Agreement) or by Parent upon a change in the recommendation of our board of directors, we will be required to pay Parent a termination fee of $13.5 million. The payment of a termination fee may have a material adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Pending stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations.

Five putative class action lawsuits were filed regarding the proposed merger transaction. For additional information about these litigation proceedings, see “Item 1. Legal Proceedings.” We may incur additional costs in connection with the defense or settlement of these or other similar litigation. In some cases, these or other similar litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. These litigation proceedings or other similar litigation could also have a material adverse effect on our financial condition or results of operations.

RISKS RELATED TO OUR BUSINESS

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

Regulatory Review of Perchlorates. Our Specialty Chemicals segment manufactures and sells products that contain perchlorates. Currently, perchlorate is on Contaminant Candidate List 3 of the U.S. Environmental Protection Agency (the “EPA”). In February 2011, the EPA announced that it had determined to move forward with the development of a regulation for perchlorates in drinking water, reversing its October 2008 preliminary determination not to promulgate such a regulation. Accordingly, the EPA announced its intention to begin to evaluate the feasibility and affordability of treatment technologies to remove perchlorate and to examine the costs and benefits of potential standards. The EPA has conducted various meetings, as required by the Safe Drinking Water Act, including a meeting of the Science Advisory Board, whose report was issued May 29, 2013. We continue to monitor activities and currently expect, based on EPA statements, that the earliest a final regulation is expected to be published is December 2015. Regulatory review and anticipated regulatory actions present general business risk to the Company, but no regulatory proposal of the EPA or any state in which we operate, to date, has been publicly announced that we believe would have a material effect on our results of operations and financial position or that would cause us to significantly modify or curtail our business practices, including our remediation activities discussed below.

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

As of December 31, 2013, the aggregate range of anticipated environmental remediation costs was from approximately $7,600 to approximately $31,300. This range represents a significant estimate and is based on the estimable elements of cost for capital and O&M costs, and an estimated remaining operating life of the project through a range from the years 2017 to 2030. As of December 31, 2013, the accrued amount was $11,308, based on an estimated remaining life of the project through the year 2019, or the low end of the more likely range of the expected life of the project. Cost estimates are based on our current assessments of the facility configuration. As we proceed with the project, we have, and may in the future, become aware of elements of the facility configuration that must be changed to meet the targeted operational requirements. Certain of these changes may result in corresponding cost increases. Costs associated with the changes are accrued when a reasonable alternative, or range of alternatives, is identified and the cost of such alternative is estimable. Our estimated reserve for environmental remediation is based on information currently available to us and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.

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

As of December 31, 2013, we had recorded reserves in connection with the AMPAC Henderson Site of approximately $11,308. However, as of such date, we had not established any other environmental-related reserves. Given the many uncertainties involved in assessing and estimating environmental liabilities, our environmental-related risks may exceed any related reserves, as we may not have established reserves with respect to such environmental liabilities, or any reserves we have established may prove to be insufficient. We continually evaluate the adequacy of our reserves on a quarterly basis, and they could change. For example, during the quarter ended June 30, 2011, we increased our environmental reserves in connection with the AMPAC Henderson Site by approximately $6,000 as a result of an increase in anticipated costs associated with remediation efforts at the site. In addition, reserves with respect to environmental matters are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination, or further contamination beyond that which is currently known, at previously identified sites will be discovered. The discovery of additional environmental exposures at sites that we currently own or operate or at which we formerly operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal, could result in our having additional expenditures for environmental remediation in the future and, given the many uncertainties involved in assessing environmental liabilities, we may not have adequately reserved for such liabilities or any reserves we have established may prove to be insufficient.

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

As of December 31, 2013, we had outstanding debt of approximately $54,000, for which we are required to make principal and interest payments. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future or we may refinance some or all of this debt. Our level of debt places significant demands on our cash resources, which could:

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

AMERICAN PACIFIC CORPORATION

Date: February 6, 2014	/s/ JOSEPH CARLEONE
Joseph Carleone
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2014	/s/ DANA M. KELLEY
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

2.2

Agreement and Plan of Merger, dated as of January 9, 2014, by and among American Pacific Corporation, Flamingo Parent Corp. and Flamingo Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014 (SEC File No. 001-08137)).

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

10.1 †	Form of Notice of Restricted Stock Performance Award and Restricted Stock Performance Award Agreement under the American Pacific Corporation 2008 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

*  Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†  Management contract or compensatory plan or arrangement.